Form 10-K
period 2014-11-30
LEVI STRAUSS & CO
filed 2015-02-12
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2014
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
Common Stock $.01 par value — 37,434,738 shares outstanding on February 9, 2015
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 30, 2014

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
Our Dockers® brand offers an alternative to suit dressing in the form of the American staple – the khaki pant. The Dockers® brand has evolved around the world as a market leader in the casual pant category, while also providing tops and accessories to complete a head-to-toe offering.
Our Global Reach
Our products are sold in more than 110 countries, grouped into three geographic regions: Americas, Europe and Asia. We support our brands throughout these regions through a global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American,” we derive approximately half of our net revenues from outside the United States. A summary of financial information for each geographical region, which comprise our three reporting segments, is found in Note 20 to our audited consolidated financial statements included in this report. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. See “Item 1A – Risk Factors”, specifically “Risks Relating to Our Industry – Our business is subject to risks associated with sourcing and manufacturing overseas” and “Risks Relating to Our Business – We are a global company with significant revenues and earnings internationally, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations”.
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 2,700 retail stores, both franchised and company-operated, and shop-in-shops dedicated to our brands. We distribute our Levi's® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops outside of the United States. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated stores and through the eCommerce sites we operate, as well as the eCommerce sites operated by certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
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

Our Business Strategies
Our goal is to generate and sustain profitable growth over the long term in order to significantly improve the value of the enterprise. The management team is focused on four key strategies to achieve this goal:

•
Drive the profitable core business. Our core businesses represent the greatest value on a brand, geographic, customer or business-segment basis. These include our men's bottoms business for the Levi's® brand globally and the Dockers® brand in the United States, including our iconic 501® jean and Dockers® khaki pant. We also consider our key international markets of France, Germany, Mexico and the United Kingdom, as well as key wholesale accounts globally, to be vital elements of our long-term growth strategies. Accordingly, we are focused on managing collaborative relationships with these accounts to focus on customer support, marketing planning, and inventory levels, in order to achieve mutual commercial success.

•
Expand the reach of our brands and build a more balanced portfolio. We believe we have opportunities to grow our two largest brands through new or expanded product categories, consumer segments and geographic markets. We are building upon our iconic brands, our innovative design and marketing expertise to deepen our connection with consumers and expand the reach and appeal of our brands globally. For example, we believe we can better serve the female consumer, and that there are significant opportunities in tops, outerwear and accessories. We also believe opportunities remain to expand in emerging and underpenetrated geographic markets, including China, India, Russia and Brazil.

•
Become a world-class omni-channel retailer. We will continue to expand our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores, dedicated eCommerce sites, franchisee and other dedicated store models. We believe these brand-dedicated stores represent an attractive opportunity to establish incremental distribution and sales, as well as to showcase the full breadth of our product offerings and deliver a consistent brand experience to the consumer.

•
Leverage our global scale to improve our cost structure.  We are focused on executional excellence: improving long-term profitable growth, removing duplicative roles, reducing our controllable cost structure and driving efficiencies by streamlining our product development, planning, and go-to-market strategies, implementing efficiencies across retail, supply chain and distribution networks and continuing to pursue practices that result in greater cost efficiencies. We will continue to balance our pursuit of improved organizational agility and marketplace responsiveness with our ongoing cost management efforts to improve the structural economics of the Company.

As part of our business strategies, we announced and began to implement a global productivity initiative on March 26, 2014, which will continue through the end of 2015. See “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations”.
Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented approximately 82%, 85% and 86% of our total units sold in fiscal years 2014, 2013 and 2012, respectively. Men's products generated approximately 77%, 78% and 75% of our total net sales in fiscal years 2014, 2013 and 2012, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic American style and effortless cool and is positioned as the authentic, original and definitive jeanswear brand.  Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans – the double arc of stitching, known as the Arcuate Stitching Design, and the Red Tab Device, a fabric tab stitched into the back right pocket. Today, the Levi's® brand continues to evolve, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2014, 2013 and 2012. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.

Our Levi's® brand products accounted for approximately 85%, 84% and 84% of our total net sales in fiscal years 2014, 2013 and 2012, respectively, approximately half of which were generated in our Americas region.
Dockers® Brand
The Dockers® brand has embodied the spirit of khakis for more than 25 years. Since its introduction in 1986, the brand has focused on men's khakis and the essential goods to go with them.
Our Dockers® brand products accounted for approximately 11%, 12% and 12% of our total net sales in fiscal years 2014, 2013 and 2012, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.
Signature by Levi Strauss & Co.™ Brand and Denizen® Brand
In addition to our Levi's® and Dockers® brands, we offer two brands focused on consumers who seek high-quality, affordable and fashionable jeanswear from a company they trust. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada. The Denizen® brand was introduced in Target stores in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes at an affordable price point.
Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 4% of our total net sales in each of fiscal years 2014, 2013 and 2012.
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
In addition to product category licenses, we enter into regional license agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries. Licensing accounted for approximately 2% of our total net revenues in each of fiscal years 2014, 2013 and 2012.
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
Sales, Distribution and Customers
We distribute our products through a wide variety of retail formats around the world, including chain and department stores, franchise stores dedicated to our brands, our own company-operated retail network, multi-brand specialty stores, mass channel retailers, and both company-operated and retailer eCommerce sites.
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products and related assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party eCommerce sites. Sales to our top ten wholesale customers accounted for approximately 31%, 31% and 32% of our total net revenues in fiscal years 2014, 2013 and 2012, respectively. No customer represented 10% or more of net revenues in any of these years. The loss of any major wholesale customer could have a material adverse effect on one or more of our segments or on the company as a whole.
Dedicated Stores
We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated eCommerce sites that sell products directly to consumers.

Company-operated retail stores.  Our company-operated eCommerce sites and retail stores, including both mainline and outlet stores, generated approximately 25%, 22% and 21% of our net revenues in fiscal 2014, 2013 and 2012, respectively. As of November 30, 2014, we had 565 company-operated stores, predominantly Levi's® stores, located in 32 countries across our three regions. We had 213 stores in the Americas, 217 stores in Europe and 135 stores in Asia. During 2014, we added 57 company-operated stores and closed 21 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,400 of these stores as of November 30, 2014, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops located within department stores, which may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 400 dedicated shop-in-shops were operated directly by us and approximately 400 were operated by third parties as of November 30, 2014.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season. In 2014, our net revenues in the first, second, third and fourth quarters represented 24%, 23% 24% and 29%, respectively, of our total net revenues for the year. In 2013, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 24% and 28%, respectively, of our total net revenues for the year.
Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2014 was a 53-week year ending on November 30, 2014. Fiscal 2013 and 2012 were 52-week years ending on November 24, 2013, and November 25, 2012, respectively. Each quarter of fiscal years 2014, 2013 and 2012 consisted of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic, original and definitive jeanswear brand and the Dockers® brand as world's best and most loved khaki. We support our brands with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, on-the-ground efforts such as street-level events and similar targeted “viral” marketing activities.
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
Sources and availability of raw materials.  The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. The price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability if product pricing actions taken in response were to be insufficient or if those actions were to cause our wholesale customers or retail consumers to reduce the volumes they purchase.
Sourcing locations.  We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before placing production in those countries and on an ongoing basis.

In 2014, we sourced products from contractors located in approximately 30 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 20% of our sourcing in 2014.
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
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	developing high-quality, innovative products with relevant design, fits, finishes, fabrics, style and performance features that meet consumer needs;

•	maintaining favorable and strong brand name recognition and appeal through strong and effective best-in-class marketing support and intelligence in diverse market segments;

•	anticipating and responding to changing consumer demands and apparel trends in a timely manner;

•	securing desirable retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;

•	ensuring product availability at wholesale and eCommerce channels, and at company-operated retail, franchised and other brand-dedicated stores;

•	optimizing supply chain cost efficiencies and product development cycle lead times;

•	delivering compelling value for the price of our products in diverse market segments; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and distributors.
We face competition from a broad range of competitors at the global, regional and local levels in diverse channels across a wide range of retail price points, and some of our competitors are larger and have more resources than we do in the markets in which we operate. Globally, a few of our primary competitors include vertically integrated specialty stores operated by companies such as The Gap, Inc. and The Inditex Group; jeanswear brands such as those marketed by VF Corporation, a competitor in multiple channels and product lines including through their Wrangler, Lee and Seven for All Mankind brands; khakiwear brands such as Haggar; and athletic wear companies such as adidas Group, NIKE, Inc. and lululemon athletica inc. In addition, each region faces local or regional competition; and in the Americas, retailers' private or exclusive labels such as those from Wal-Mart Stores, Inc. (Faded Glory brand), Target Corporation (Mossimo and Merona brands) and JC Penney (Arizona brand). Many of our regional competitors are also seeking to expand globally through an expanded store footprint and the eCommerce channel. For more information on the factors affecting our competitive position, see “Item 1A – Risk Factors.”

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
Employees
As of November 30, 2014, we employed approximately 15,000 people, approximately 6,500 of whom were located in the Americas, 4,500 in Europe, and 4,000 in Asia. Approximately 4,000 of our employees were associated with the manufacturing and procurement of our products, 6,400 worked in retail, including seasonal employees, 1,300 worked in distribution and 3,300 were other non-production employees.
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
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic to, and spending in, these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, volatility in investment returns, fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as their direct impact on us. These outcomes and behaviors have, and may continue to, adversely affect our business and financial condition.
Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of jeanswear and casual apparel marketers, and competition has increased over the years due to factors such as the international expansion and increased presence of vertically integrated specialty stores; expansion into eCommerce by existing and new competitors; the proliferation of private labels and exclusive brands offered by department stores, chain stores and mass channel retailers; the introduction of jeans and casual apparel by well-known and successful athletic wear marketers; and the movement of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products both in stores and online. In addition, some of these competitors may not respond to changing sourcing conditions in the same manner we do, and may be able to achieve lower product costs or adopt more aggressive pricing and discounting policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the demand for our products. These evolving competitive factors could reduce our sales and adversely affect our business and financial condition.
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
The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute, to ongoing pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials and energy costs in recent years. This pressure could have the following effects:

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
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in the past several years and may fluctuate significantly again in the future. Increases in raw material costs, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Dominican-Republic Central America Free Trade Agreement, the Egypt Qualified Industrial Zone program, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union.
Risks Relating to Our Business
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for approximately 31%, 31% and 32% of our total net revenues in fiscal years 2014, 2013 and 2012, respectively. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy or liquidation – could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables, or limit our ability to collect amounts related to previous purchases by that customer, all of which could in turn adversely affect our own business and financial condition.
The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, and increased emphasis by retailers on inventory management and productivity. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Any of the foregoing results can and have adversely impacted our net revenues, margins and ability to operate efficiently.

We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.
In March 2014, we announced our global productivity initiative, the first two phases of which entailed, among other things:

•
eliminating approximately 800 positions within our global non-retail and non-manufacturing employee population and approximately 500 positions primarily reflecting the decision to outsource certain global business activities within the functional area of information technology, finance, human resources, customer service and consumer relations, and

•	initiating centrally-led cost savings and productivity projects.
Commencing in fiscal 2014, we incurred and expect to incur additional charges related to the global productivity initiative through fiscal 2015, which may harm our profitability in the periods incurred. If we incur unexpected charges related to the global productivity initiative, our financial condition and results of operations may suffer.
Implementation of the global productivity initiative presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service levels to wholesale customers and retail consumers;

•
potential adverse effects on our internal control environment and inability to preserve adequate internal controls as we restructure our general and administrative functions in connection with the decision to outsource certain business service activities;

•	actual or perceived disruption to suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner;

•	diversion of management attention from ongoing business activities and strategic objectives; and

•	the failure to maintain employee morale and retain key employees.
Because of these and other factors, such as implementation delays, we cannot predict whether we will fully realize the purpose and anticipated operational benefits or cost savings of the global productivity initiative and, if we do not, our business and results of operations may be adversely affected. Furthermore, if we experience adverse changes to our business, additional restructuring or reorganization activities may be required in the future.
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
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•
the retailers in these channels maintain – and seek to grow – substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;

•
these retailers may also change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, a reduction of fixture spaces or purchases of brands misaligned with their strategic requirements;

•
other channels, including vertically integrated specialty stores, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores have already placed competitive pressure on our primary distribution channels, and many of these stores are now looking to our developing markets to grow their business; or

•	shrinking points of distribution, inclusive of fewer doors at our customer locations or bankruptcy of a customer.
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
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. In addition, we engage in hedging activities to manage select foreign currency cash flow exposures resulting primarily from certain product sourcing activities, some intercompany sales, operating expenses, foreign subsidiaries' royalty payments, earnings repatriations and funding activities. We also hedge our net investments in select foreign operations. However, our earnings may be subject to volatility since we are required to record in income the changes in the market values of our exposure management instruments that we do not designate or that do not qualify for hedge accounting treatment. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations as the majority of our sourcing activities are conducted in U.S. Dollars. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.
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
As a global company, we are exposed to risks of doing business in foreign jurisdictions and risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability. For example, U.S. lawmakers are considering several U.S. corporate tax reform proposals, including, among others, proposals which could reduce or eliminate U.S. income tax deferrals on unrepatriated foreign earnings and eliminate tax incentives in exchange for a lower U.S. statutory tax rate.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and eCommerce consumers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. While these risks cannot be completely eliminated, we have implemented various maintenance programs and contingency plans and also work with our suppliers to mitigate these risks at both our company-owned and third-party distribution facilities.
We are focused on executional excellence, including improving productivity, reducing our controllable cost structure and driving efficiencies through our global supply chain.  As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting our company-owned and third-party distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from its distribution facilities. If we encounter problems with our distribution system whether company-owned or third-party, our ability to meet wholesale customer and eCommerce consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.

If we are unable to effectively execute our eCommerce business our reputation and operating results may be harmed.
While still comprising a small portion of our net revenues, eCommerce has been our fastest growing business over the last several years. The success of our eCommerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer confidence, preferences and buying trends relating to eCommerce usage, both domestically and abroad, as well as promotional or other advertising initiatives employed by our wholesale customers or other third parties on their eCommerce sites.
We are also vulnerable to certain additional risks and uncertainties associated with our eCommerce sites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as we upgrade our website software; computer viruses; and changes in applicable federal and state regulations. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other eCommerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in eCommerce technologies, which could harm our competitive position. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our eCommerce business, as well as damage our reputation and brands.
Additionally, the success of our eCommerce business and the satisfaction of our consumers depends on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of eCommerce operations, and any anticipated increased levels that may follow from the growth of our eCommerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any facilities were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in "out of stock" conditions in the eCommerce sites we operate, those operated by our wholesale customers or other third parties, incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have a material adverse effect on our business and harm our reputation.
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
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. We recently entered into an agreement to outsource certain information technology operations, certain finance and human resource functions and certain consumer relations and customer service functions. While we believe we conduct appropriate diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to meet our performance standards and expectations, including with respect to data security, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees in order to return these services in-house. We may outsource other administrative functions in the future, which would increase our reliance on third parties.
We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including credit card information and personal identification information. As evidenced by companies who have recently suffered serious security breaches, we may be vulnerable to, and unable to anticipate or detect data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data and security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future either at their location or within their systems.
A security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursement of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.
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
Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. For example, a contractor's failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive shipments due to factors such as port or transportation conditions, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins.
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
Our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing.
Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their business. They may also be impacted by the increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition.
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
Our future success depends in part on the continued service of our executive management team and other key employees. The loss of the services of any key individual could harm our business. Our future success depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is intense, and we may not be successful in attracting and retaining such personnel.
Most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
In North America, most of our distribution employees are covered by various collective bargaining agreements, and outside North America, most of our production and distribution employees are covered by either industry-sponsored and/or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.
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
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our customers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other proprietary intellectual property, and we may not be able to successfully resolve those claims. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
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
As of November 30, 2014, we had approximately $1.2 billion of debt, of which all but approximately $100.0 million was unsecured, and we had $664.9 million of additional borrowing capacity under our amended and restated senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
In addition, borrowings under our amended and restated senior secured revolving credit facility bear interest at variable rates. As a result, increases in market interest rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. Increases in market interest rates may also affect the trading price of our debt securities that bear interest at a fixed rate. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

Volatility in the capital markets could affect our ability to access capital or could increase our costs of capital.
A downturn or disruption in the credit markets may reduce sources of liquidity available to us or increase our costs of capital, which could impact our ability to maintain or grow our business, which in turn may adversely affect our business and results of operations.
Restrictions in our notes, indentures and amended and restated senior secured revolving credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.
Our amended and restated senior secured revolving credit facility and the indentures relating to our senior unsecured notes and our Yen-denominated Eurobonds contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock, and enter into transactions with affiliates. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities, which could force us to sell assets or use cash that we were planning to use elsewhere in our business.
We conduct our international operations through foreign subsidiaries and we only receive the cash that remains after our foreign subsidiaries satisfy their obligations. We may depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit cash to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to pass on the amount of cash that we need, we may be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations and affect the trading price of our debt securities.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate four manufacturing-related facilities abroad and seven distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 30, 2014, is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
San Francisco, CA	Design and Product Development	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Cuautitlan, Mexico	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Owned
Corlu, Turkey(2)	Finishing and Distribution	Owned

Asia
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
Ninh Binh, Vietnam	Finishing	Leased
______________

(1)	Building and improvements are owned but subject to a ground lease.

(2)	In September 2014, we announced that we would close our owned finishing and distribution center in Turkey in 2015.
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Brussels, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. We also operate a back-up data center located in Westlake, Texas. As of November 30, 2014, we also leased or owned 92 administrative and sales offices in 41 countries, as well as leased 17 warehouses in nine countries.
In addition, as of November 30, 2014, we had 565 company-operated retail and outlet stores in leased premises in 32 countries. We had 213 stores in the Americas region, 217 stores in the Europe region and 135 stores in the Asia region.

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
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement, which expires in April 2019, unless otherwise extended pursuant to its terms as further described in Item 12, limits the transfer of shares to other holders, family members, specified charities and foundations and back to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity.
As of February 9, 2015, there were 282 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid a cash dividend of $30.0 million on our common stock in the second quarter of 2014, and cash dividends of $25.1 million and $20.0 million in the first half of each of 2013 and 2012, respectively. Subsequent to the fiscal year-end, on February 4, 2015, our Board of Directors declared a cash dividend of $50.0 million. Please see Note 15 to our audited consolidated financial statements included in this report for more information. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We did not repurchase any shares of common stock during the fourth quarter of the fiscal year ended November 30, 2014, in connection with the exercise of call or put rights under our 2006 Equity Incentive Plan. For more detailed information, see Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for 2014, 2013, 2012, 2011 and 2010. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for 2014, 2013 and 2012 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 30, 2014	Year Ended November 24, 2013	Year Ended November 25, 2012	Year Ended November 27, 2011	Year Ended November 28, 2010
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$4,753,992	$4,681,691	$4,610,193	$4,761,566	$4,410,649
Cost of goods sold	2,405,552	2,331,219	2,410,862	2,469,327	2,187,726
Gross profit	2,348,440	2,350,472	2,199,331	2,292,239	2,222,923
Selling, general and administrative expenses	1,906,164	1,884,965	1,865,352	1,955,846	1,841,562
Restructuring, net	128,425	—	—	—	—
Operating income	313,851	465,507	333,979	336,393	381,361
Interest expense	(117,597)	(129,024)	(134,694)	(132,043)	(135,823)
Loss on early extinguishment of debt	(20,343)	(689)	(8,206)	(248)	(16,587)
Other income (expense), net	(22,057)	(13,181)	4,802	(1,275)	6,647
Income before taxes	153,854	322,613	195,881	202,827	235,598
Income tax expense	49,545	94,477	54,922	67,715	86,152
Net income	104,309	228,136	140,959	135,112	149,446
Net loss attributable to noncontrolling interest	1,769	1,057	2,891	2,841	7,057
Net income attributable to Levi Strauss & Co.	$106,078	$229,193	$143,850	$137,953	$156,503

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$232,909	$411,268	$530,976	$1,848	$146,274
Investing activities	(71,849)	(92,798)	(75,198)	(140,957)	(181,781)
Financing activities	(341,676)	(230,509)	(250,939)	77,707	32,313
Balance Sheet Data:
Cash and cash equivalents	$298,255	$489,258	$406,134	$204,542	$269,726
Working capital	777,518	1,054,236	881,493	870,960	891,607
Total assets	2,924,073	3,127,418	3,170,077	3,279,555	3,135,249
Total debt, excluding capital leases	1,224,002	1,545,877	1,729,211	1,972,372	1,863,146
Total capital leases	12,142	10,833	2,022	3,713	5,355
Total Levi Strauss & Co. stockholders' equity (deficit)	153,243	171,666	(106,921)	(165,592)	(219,609)
Other Financial Data:
Depreciation and amortization	$109,474	$115,720	$122,608	$117,793	$104,896
Capital expenditures	73,396	91,771	83,855	130,580	154,632
Cash dividends paid	30,003	25,076	20,036	20,023	20,013

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 565 company-operated stores located in 32 countries, including the United States, and through the eCommerce sites we operate. Our company-operated stores and eCommerce sites generated approximately 25% of our net revenues in 2014, as compared to 22% in the same period in 2013, with our eCommerce sites representing approximately 11% of this revenue in both 2014 and 2013. In addition, we distribute our Levi’s® and Dockers® products through eCommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 40% of our net revenues and 35% of our regional operating income in 2014, as compared to 39% and 36% of our net revenues and regional operating income, respectively, in 2013. Sales of Levi’s® brand products represented approximately 85% of our total net sales in 2014, as compared to 84% of our total net sales in 2013. Pants represented approximately 82% of our total units sold in 2014, as compared to 85% of our total units sold in 2013, and men's products generated approximately 77% of our total net sales in 2014, as compared to 78% of our total net sales in 2013.
Our Objectives
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth, generate strong cash flow and reduce our debt. Critical strategies to achieve these objectives include driving our profitable core business; expanding the reach of our brands and building a more balanced product portfolio; elevating the performance of our retail channel, including eCommerce; and leveraging our global scale to improve our cost structure.
For 2015, our objective is to grow full-year revenues as compared to 2014, with growth concentrated in the second half of 2015.  Full-year gross margin in 2015 is projected to be approximately 50%.
Global Productivity Initiative
On February 5, 2014, our Board of Directors (“Board”) endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. On March 26, 2014, we announced and began to implement the global productivity initiative, which will continue to be implemented through the end of 2015, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions and supply chain. We expect that this initiative, when completed, will generate net annualized cost savings of $175 – $200 million, relative to the cost structure of the Company prior to the commencement of this initiative.
The first phase of the global productivity initiative included the elimination of approximately 800 positions within our global non-retail and non-manufacturing employee population. The elimination of positions in connection with this phase was completed during the last three fiscal quarters of 2014.
The next phase of the global productivity initiative, announced in November 2014, included the elimination of approximately 500 positions, primarily reflecting the outsourcing of certain global business service activities within information technology, finance, human resources, customer service and customer relations functions, as well as a further reduction of the non-manufacturing employee population. We anticipate the elimination of these positions will be substantially completed in the U.S. within the second half of fiscal 2015 to accommodate the transition of outsourced services. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.

Approximately $128 million was recorded as restructuring charges in 2014 for the global productivity initiative, and consist primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses. Related charges of approximately $28 million, consisting primarily of consulting fees for centrally-led cost-savings and productivity projects, were recorded in selling, general and administrative expense ("SG&A") in 2014. Cash payments for charges recorded to date were made primarily in 2014 and are expected to continue through the first half of 2016. Actions taken in 2014 for the global productivity initiative are expected to deliver approximately $125 – $150 million in net annualized savings.
We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, for additional actions associated with the global productivity initiative. We expect additional savings in future periods to come from streamlining our planning and go-to-market strategies, implementing efficiencies across our retail, supply chain and distribution network, and continuing to pursue improved procurement practices. Additional restructuring charges will be recorded for these efforts as they become estimable and probable.
Trends Affecting Our Business
We believe the key business and marketplace factors that we are managing include the following:

•
Factors that impact consumer discretionary spending, which remains mixed globally, have created a challenging retail environment for us and our customers, characterized by inconsistent traffic patterns and contributing to a more promotional environment. Such factors include continuing pressures in the U.S. and international economies related to the lingering high unemployment rates, slow real wage increase, muted growth in emerging markets, a shift in spending to non-apparel categories such as consumer technology and interest-rate sensitive durable goods, and other similar macroeconomic elements.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by slowed growth prospects due to increased competition from vertically-integrated specialty stores, fast-fashion retail, and eCommerce shopping, and pricing transparency enabled by proliferation of online technologies. As a result, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

•
Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store and eCommerce distribution and consumer-facing technologies, which has raised competitiveness in the retail market.

•
More competitors are seeking growth globally, thereby raising the competitiveness across regions. Some of these competitors are entering into markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and those new brands may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

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
Our 2014 Results
Our 2014 results reflect net revenues growth and the implementation of our global productivity initiative.

•
Net revenues.  Compared to 2013, consolidated net revenues increased by 2% on a reported basis and 3% on a constant-currency basis. The increase primarily reflected the inclusion of an additional sales week, since 2014 had 53 fiscal weeks compared to 52 weeks in 2013, and increased sales from our global retail network.

•
Operating income.  Compared to 2013, consolidated operating income decreased by 33% and operating margin declined to 7%, primarily due to charges associated with the global productivity initiative, a lower gross margin as well as a noncash settlement charge related to an early pension settlement in the fourth quarter of 2014.

•
Cash flows.  Cash and cash equivalents decreased $191 million to $298 million, as total debt was reduced by $322 million to $1.2 billion. Cash flows provided by operating activities were $233 million for 2014 as compared to $411 million for 2013, primarily reflecting payments related to our global productivity initiative, a decrease in cash received from customers, higher cash used for inventory purchases, and higher payments to vendors.

Financial Information Presentation
Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2014 was a 53-week year ending on November 30, 2014. Fiscal 2013 and 2012 were 52-week years ending on November 24, 2013, and November 25, 2012, respectively. Each quarter of fiscal years 2014, 2013 and 2012 consisted of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks.
Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2014, our reporting segments were revised to combine our Middle East and North Africa markets, previously managed by our Europe region, with our Asia region. Financial information attributable to these markets are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior periods have not been revised.
Classification.  Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated eCommerce sites and stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives. Net revenues also includes royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

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
2014 compared to 2013
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 30, 2014	November 24, 2013	% Increase (Decrease)	November 30, 2014	November 24, 2013
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,754.0	$4,681.7	1.5%	100.0%	100.0%
Cost of goods sold	2,405.6	2,331.2	3.2%	50.6%	49.8%
Gross profit	2,348.4	2,350.5	(0.1)%	49.4%	50.2%
Selling, general and administrative expenses	1,906.1	1,885.0	1.1%	40.1%	40.3%
Restructuring, net	128.4	—	—	2.7%	—
Operating income	313.9	465.5	(32.6)%	6.6%	9.9%
Interest expense	(117.6)	(129.0)	(8.9)%	(2.5)%	(2.8)%
Loss on early extinguishment of debt	(20.3)	(0.7)	2,852.5%	(0.4)%	—
Other income (expense), net	(22.1)	(13.2)	67.3%	(0.5)%	(0.3)%
Income before income taxes	153.9	322.6	(52.3)%	3.2%	6.9%
Income tax expense	49.6	94.5	(47.6)%	1.0%	2.0%
Net income	104.3	228.1	(54.3)%	2.2%	4.9%
Net loss attributable to noncontrolling interest	1.8	1.1	67.4%	—	—
Net income attributable to Levi Strauss & Co.	$106.1	$229.2	(53.7)%	2.2%	4.9%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 30, 2014	November 24, 2013	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,862.9	$2,851.0	0.4%	1.0%
Europe	1,143.3	1,103.5	3.6%	4.1%
Asia	747.8	727.2	2.8%	6.7%
Total net revenues	$4,754.0	$4,681.7	1.5%	2.6%
As compared to the same period in the prior year, total net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.  Net revenues in our Americas region increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $16 million.
Net revenues increased due to the inclusion of an additional sales week, since 2014 had 53 fiscal weeks compared to 52 weeks in 2013. Declines at wholesale in sales of Levi's® women's and Dockers® products were partially offset by a higher volume of sales at our company-operated retail network on increased promotional activity.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $5 million, and with respect to the fourth quarter, by approximately $19 million.
Net revenues increased from the expansion and performance of our company-operated retail network, as well as the inclusion of an additional sales week in 2014.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $26 million.
The increase in net revenues was primarily due to higher promotional activity across the region, with improved product availability during the Chinese New Year sales season. Higher traditional wholesale revenues, particularly in Japan due to changes in customer discount programs as well as inventory disposition efforts, was partially offset by the liquidation in the prior year of Denizen® brand products as we exited that business in Asia.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 30, 2014	November 24, 2013	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,754.0	$4,681.7	1.5%
Cost of goods sold	2,405.6	2,331.2	3.2%
Gross profit	$2,348.4	$2,350.5	(0.1)%
Gross margin	49.4%	50.2%
Currency affected gross profit unfavorably by approximately $22 million. Gross margin declined primarily due to higher discounted sales across channels, reflecting a promotional marketplace and our efforts to manage our inventory to more appropriate levels, as well as product investment costs. Higher cost inflation was mitigated by improvements in supply chain operations as a result of the global productivity initiative. Offsetting the decline in gross margin was increased revenue contribution from company-operated retail network.
Selling, general and administrative expenses
The following table shows our SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 30, 2014	November 24, 2013	% Increase (Decrease)	November 30, 2014	November 24, 2013
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$730.9	$719.2	1.6%	15.4%	15.4%
Advertising and promotion	272.8	274.0	(0.4)%	5.7%	5.9%
Administration	377.7	399.8	(5.5)%	7.9%	8.5%
Other	466.4	492.0	(5.2)%	9.8%	10.5%
Restructuring-related charges	27.6	—	—	0.6%	—
Lump-sum pension settlement loss	30.7	—	—	0.6%	—
Total SG&A	$1,906.1	$1,885.0	1.1%	40.1%	40.3%
Currency affected SG&A favorably by approximately $15 million as compared to the prior year.
Selling.  We had 36 more company-operated stores at the end of 2014 than we did at the end of 2013. Higher expenses associated with the expansion of our company-operated store network were partially offset by savings resulting from our global productivity initiative.
Advertising and promotion.  The decrease as a percentage of net revenues reflected lower advertising spend, particularly in the fourth quarter as compared to the prior-year period.
Administration.  Administration expenses decreased primarily due to savings resulting from our global productivity initiative as well lower amortization expense for intangible assets, as certain intangible assets became fully amortized beginning in 2014.
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs primarily reflected information resources and marketing organization savings resulting from our global productivity initiative.
Restructuring-related charges.  Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects. These related charges represent costs incurred associated with ongoing operations to benefit future periods and were recorded in SG&A in the Company's consolidated statements of income.

Lump-sum pension settlement loss.   Settlement loss consist of a noncash pension settlement charge taken in the fourth quarter related to an early pension settlement for our U.S. pension plans.
Restructuring, net
For the year ended November 30, 2014, the Company recognized restructuring charges, net, of $128.4 million related to the global productivity initiative, consisting primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 30, 2014	November 24, 2013	% Increase (Decrease)	November 30, 2014		November 24, 2013
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$531.1	$510.5	4.0%	18.6%		17.9%
Europe	181.0	167.6	8.0%	15.8%		15.2%
Asia	108.5	123.7	(12.3)%	14.5%		17.0%
Total regional operating income	820.6	801.8	2.3%	17.3%	*	17.1%	*

Corporate:
Restructuring, net	128.4	—	—	2.7%	*	—	*
Restructuring-related charges	27.6	—	—	0.6%	*	—	*
Lump-sum pension settlement loss	30.7	—	—	0.6%	*	—	*
Other corporate staff costs and expenses	320.0	336.3	(4.8)%	6.7%	*	7.2%	*
Corporate expenses	506.7	336.3	50.7%	10.7%	*	7.2%	*
Total operating income	$313.9	$465.5	(32.6)%	6.6%	*	9.9%	*
Operating margin	6.6%	9.9%
______________
* Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $7 million.
Regional operating income.

•
Americas.  The increase in operating income and operating margin primarily reflected the region's lower SG&A, reflecting savings from our global productivity initiative and the lower amortization expense for intangible assets, partially offset by lower gross margin.

•	Europe. The increase in operating income and operating margin primarily reflected the region's higher revenues.

•	Asia. The decrease in operating income and operating margin primarily reflected the region's lower gross margin.
Corporate.  Corporate expenses are SG&A that are not attributed to any of our regional operating segments. Included in corporate expenses are restructuring charges, the consulting fees incurred for our centrally-led cost-savings and productivity projects, and the noncash pension settlement charge. As compared to the prior year, other corporate staff costs and expenses decreased primarily due to savings resulting from our global productivity initiative.

Interest expense
Interest expense was $117.6 million for the year ended November 30, 2014, as compared to $129.0 million in the prior year. The decrease in 2014 was due to lower average debt balances in 2014, which resulted from our redemption of Euro Senior Notes due in 2018 in two tranches, the first of which was redeemed in May 2014, and the remainder was redeemed in November 2014. Interest expense also decreased due to lower interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for 2014 was 7.63%, as compared to 7.52% for 2013.
Loss on early extinguishment of debt
For the year ended November 30, 2014, we recorded a loss of $20.3 million on early extinguishment of debt as a result of our debt refinancing activities during 2014. The loss was comprised of redemption premiums of $15.2 million and the write-off of $5.1 million unamortized debt issuance costs.
For the year ended November 24, 2013, we recorded a loss of $0.7 million on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2013. The loss was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 30, 2014, we recorded expense of $22.1 million as compared to $13.2 million for the prior year. The expense in 2014 reflected losses on our foreign currency denominated balances as well as losses on foreign exchange derivatives, which economically hedge future foreign currency cash flow obligations. The expense in 2013 primarily reflected losses on our foreign currency denominated balances.
Income tax expense
Income tax expense was $49.6 million for the year ended November 30, 2014, compared to $94.5 million for the prior year. Our effective income tax rate was 32.2% for the year ended November 30, 2014, compared to 29.3% for the prior year.
The increase in the effective tax rate in 2014 was primarily due to a $15.2 million discrete tax benefit recognized in 2013, attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008, and an unfavorable impact in the mix of foreign earnings, partially offset by a $3.7 million tax benefit that we recorded during the year ended November 30, 2014, as a result of reversing a deferred tax liability associated with undistributed foreign earnings.
For the year ended November 30, 2014, management asserted indefinite reinvestment on $100.0 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $27.3 million.

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

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 24, 2013	November 25, 2012	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,851.0	$2,749.3	3.7%	3.7%
Europe	1,103.5	1,103.2	—	(2.1)%
Asia	727.2	757.7	(4.0)%	0.4%
Total net revenues	$4,681.7	$4,610.2	1.6%	1.8%
As compared to the same periods in the prior year, net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.  Net revenues in our Americas region increase on both reported and constant-currency bases.
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
Asia. Net revenues in Asia decreased on a reported basis but increased slightly on a constant-currency basis, with currency affecting net revenues unfavorably by approximately $33 million.
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
Currency affected gross profit favorably by approximately $25 million. Gross margin improved primarily due to the benefit of the lower cost of cotton in the products we sold in the first half of 2013. Gross margin also improved due to the unfavorable impact in 2012 of the $32 million in customer support and markdown charges taken to exit the Denizen® brand in Asia. This was partially offset by a decline in margin in the fourth quarter reflecting higher discounts and inventory markdown, particularly in the women's business.
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
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs primarily reflected a third-quarter 2012 impairment charge of $19 million recorded in conjunction with our decision to outsource distribution in Japan to a third party and close our owned distribution center in that country.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2013	November 25, 2012	% Increase (Decrease)	November 24, 2013		November 25, 2012
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$510.5	$431.6	18.3%	17.9%		15.7%
Europe	167.6	178.3	(6.0)%	15.2%		16.2%
Asia	123.7	66.8	85.1%	17.0%		8.8%
Total regional operating income	801.8	676.7	18.5%	17.1%	*	14.7%	*
Corporate expenses	336.3	342.7	(1.9)%	7.2%	*	7.4%	*
Total operating income	$465.5	$334.0	39.4%	9.9%	*	7.2%	*
Operating margin	9.9%	7.2%
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

•
Asia.  The increase in operating income and operating margin reflected the charges recorded in 2012 in connection with our decision to phase out the Denizen® brand in the region, as well as the region's improved gross margin.

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
The increase in income tax expense in 2013 as compared to 2012 is primarily due to an increase in income before income taxes. The effective tax rate in 2013 reflected a $15.2 million discrete tax benefit attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008, and a favorable change in the impact of foreign operations as compared to 2012. The effective tax rate in 2012 reflected a net tax benefit of $27.0 million recognized in 2012, resulting from a definitive agreement with the State of California on state tax refund claims involving tax years 1986 – 2004.
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
On March 21, 2014, we amended and restated our senior secured revolving credit facility to extend the term to March 21, 2019. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by our U.S. Levi's® trademarks, an increase from the $250.0 million in the original credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 150 – 275 basis points to LIBOR plus 125 – 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 – 50 basis points to 25 – 30 basis points (depending on the Company's credit ratings). All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, and events of default, have not been materially changed as a result of the amended and restated credit agreement and remain in full force and effect.
As of November 30, 2014, we had borrowings of $100.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the facility was $664.9 million, as our total availability of $724.7 million, based on collateral levels as defined by the agreement, was reduced by $59.8 million of other credit-related instruments.
As of November 30, 2014, we had cash and cash equivalents totaling approximately $298.3 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $963.2 million.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2006 Equity Incentive Plan, as amended to date (“EIP”) and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

The following table presents selected cash uses in 2014 and the related projected cash uses for these items in 2015 as of November 30, 2014:

	Cash Used in	Projected Cash Uses in
	2014	2015
	(Dollars in millions)
Capital expenditures(1)	$73	$120
Interest	110	86
Federal, foreign and state taxes (net of refunds)	61	62
Pension plans(2)	21	34
Postretirement health benefit plans	14	14
Dividend(3)	30	50
Total selected cash requirements	$309	$366
______________

(1)	Capital expenditures consist primarily of costs associated with information technology investments for eCommerce and investment in company-operated retail stores.

(2)
The 2015 pension contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets.

(3)	Subsequent to the fiscal year-end, our Board of Directors declared a cash dividend of approximately $50 million.

The following table provides information about our significant cash contractual obligations and commitments as of November 30, 2014:

	Payments due or projected by period
	Total	2015	2016	2017	2018	2019	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,224	$132	$34	$—	$—	$—	$1,058
Interest(1)	532	86	81	79	79	77	130
Capital lease obligations	37	5	4	4	4	5	15
Operating leases(2)	614	148	114	92	71	57	132
Purchase obligations(3)	862	497	50	44	45	38	188
Postretirement obligations(4)	123	14	14	13	13	12	57
Pension obligations(5)	303	34	32	35	39	28	135
Long-term employee related benefits(6)	94	14	21	10	7	7	35
Total	$3,789	$930	$350	$277	$258	$224	$1,750
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 30, 2014, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 – Properties.”

(3)
Amounts reflect estimated commitments of $376 million for inventory purchases, $221 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $264 million for human resources, advertising, information technology and other professional services.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2015 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our uncertain tax positions of $41.6 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights (“SARs”) put to the Company under the terms of our EIP. Based on the fair value of the Company's stock and the number of shares outstanding as of November 30, 2014, future payments under the terms of the EIP could range up to approximately $130 million, of which up to approximately $70 million could become payable in 2015. These payments are contingent on the Company's liquidity and the Board's discretion.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in millions)
Cash provided by operating activities	$232.9	$411.3	$531.0
Cash used for investing activities	(71.8)	(92.8)	(75.2)
Cash used for financing activities	(341.7)	(230.5)	(250.9)
Cash and cash equivalents	298.3	489.3	406.1
2014 as compared to 2013
Cash flows from operating activities
Cash provided by operating activities was $232.9 million for 2014, as compared to $411.3 million for 2013. Cash provided by operating activities decreased compared to the prior year due to cash payments for our global productivity initiative, a decrease in cash received from customers, reflecting our lower beginning accounts receivable balance, higher cash used for inventory purchases, and higher payments to vendors. Partially offsetting the declines in cash provided by operating activities were our higher net revenues and lower pension payments.
Cash flows from investing activities
Cash used for investing activities was $71.8 million for 2014, as compared to $92.8 million for 2013. The decrease in cash used for investing activities as compared to the prior year primarily reflects lower spend on facilities, partially offset by increased cash used toward information technology projects.
Cash flows from financing activities
Cash used for financing activities was $341.7 million for 2014, as compared to $230.5 million for 2013. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
2013 as compared to 2012
Cash flows from operating activities
Cash provided by operating activities was $411.3 million for 2013, as compared to $531.0 million for 2012. Cash provided by operating activities decreased compared to the prior year due to an increase in cash used for inventory, reflecting our higher inventory build, and higher payments to vendors, reflecting our higher SG&A.
Cash flows from investing activities
Cash used for investing activities was $92.8 million for 2013, as compared to $75.2 million for 2012. The increase in cash used for investing activities as compared to the prior year primarily reflects the higher spend on facilities improvements and our company-operated retail stores, partially offset by lower cash used toward information technology projects.
Cash flows from financing activities
Cash used for financing activities was $230.5 million for 2013, as compared to cash provided of $250.9 million for 2012. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.2 billion as of November 30, 2014, we had fixed-rate debt of $1.1 billion (92% of total debt) and variable-rate debt of $0.1 billion (8% of total debt). As of November 30, 2014, our required aggregate debt principal payments on our unsecured long-term debt were $34.0 million in 2016 and the remaining $1.1 billion in 2020 and years after. Short-term debt of $100.0 million borrowed under our amended and restated senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $31.5 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. As of November 30, 2014, we were in compliance with all of these covenants.

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
Indemnification agreements.  In the ordinary course of our business, the Company enters into agreements containing indemnification provisions under which the Company agrees to indemnify the other party for specified claims and losses. For example, the Company's trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates the Company to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of Company employees, breach of contract by the Company including inaccuracy of representations and warranties, specified lawsuits in which the Company and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable; the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. The Company has insurance coverage that minimizes the potential exposure to certain of such claims. The Company also believes that the likelihood of material payment obligations under these agreements to third parties is remote.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment for certain reporting units and impairment for other non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. The reporting units and non-amortized intangibles selected for the qualitative assessment approach have fair values that are significantly higher than their carrying values and remote risk of impairment. For goodwill and other non-amortized intangible assets not qualitatively assessed, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 30, 2014, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Income tax assets and liabilities.  The future effective tax rate will ultimately depend on the mix of earnings between domestic and foreign operations, the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside of the United States, changes in tax laws and regulations and potential resolutions on tax examinations, refund claims and litigation. Remittances of foreign earnings to the United States are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. Material changes in our estimates as to how much of our foreign earnings will be distributed to the United States or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the United States could materially impact our income tax provision and effective tax rate. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for valuation allowance.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 30, 2014, a twenty-five basis-point change in the discount rate would yield an approximately three-percent change in the projected benefit obligation and annual service cost of our pension and postretirement benefit plans.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, “will”, “so we can”, “when”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;

•
our ability to timely and effectively implement our global productivity initiative as planned, which is intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service-delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;

•
consequences of impacts to the businesses of our wholesale customers, including a significant decline in a wholesale customer's financial condition, leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as inability to secure financing, decreased discretionary consumer spending, inconsistent traffic patterns and an increase in promotional activity as a result of decreased traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

•
our and our wholesale customers' decisions to modify strategies and adjust product mix and pricing, and our ability to manage any resulting product transition costs, including liquidating inventory or increasing promotional activity;

•
our ability to purchase products through our independent contract manufacturers that are made with quality raw materials and our ability to mitigate the variability of costs related to manufacturing, sourcing, and raw materials supply and to manage consumer response to such mitigating actions;

•
our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points, as well as in-store and digital shopping experiences;

•	our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange and interest rate fluctuations;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability in countries where we or our customers do business.
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
Multiple financial institutions are committed to provide loans and other credit instruments under our amended and restated senior secured revolving credit facility. There may be a risk that some of these institutions cannot deliver against these obligations in a timely manner, or at all.
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
We use a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we may enter into various financial instruments, including forward exchange contracts, to hedge certain forecasted transactions, as well as certain firm commitments, including third-party and intercompany transactions.
Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprised of a group of our senior financial executives, review our foreign exchange activities to monitor compliance with our policies. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our treasury risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques, including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 30, 2014, we had forward foreign exchange contracts to buy $470.5 million and to sell $305.7 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2016.
As of November 24, 2013, we had forward foreign exchange contracts to buy $519.5 million and to sell $233.9 million against various foreign currencies. These contracts were at various exchange rates and expired at various dates through January 2015.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 30, 2014, and November 24, 2013. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2016.

	As of November 30, 2014			As of November 24, 2013
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.87	$6,393	$200	0.95	$23,954	$1,045
Brazilian Real	2.46	704	(72)	2.53	7,526	(417)
Canadian Dollar	1.12	42,224	1,212	1.04	22,506	449
Swiss Franc	0.93	(12,121)	166	0.89	973	18
Czech Koruna	21.91	292	4	—	—	—
Danish Krone	5.84	(1,258)	(29)	5.41	(555)	(11)
Euro	1.28	(38,235)	(2,900)	1.36	77,318	445
British Pound Sterling	1.61	(23,766)	(613)	1.61	(31,148)	45
Hong Kong Dollar	7.76	(2,571)	1	7.75	878	(1)
Hungarian Forint	244.56	(1,452)	(17)	—	—	—
Indonesian Rupiah	13,310.00	3,276	(266)	11,769.10	12,689	261
Indian Rupee	66.79	599	(41)	69.40	5,905	(348)
Japanese Yen	106.79	46,375	5,165	94.48	35,668	2,356
South Korean Won	1,088.39	26,613	197	1,102.82	21,329	(968)
Mexican Peso	13.43	73,099	2,783	13.20	54,199	11
Malaysian Ringgit	3.31	11,290	284	3.24	18,231	(18)
Norwegian Krone	6.67	2,881	164	6.03	1,827	(7)
New Zealand Dollar	0.78	(3,352)	(22)	0.82	(2,635)	(25)
Philippine Peso	45.20	3,908	(6)	43.47	10,321	53
Polish Zloty	3.36	(514)	(79)	3.08	(3,325)	(198)
Russian Ruble	—	—	—	32.41	3,165	119
Swedish Krona	7.41	11,935	(7)	6.54	1,647	2
Singapore Dollar	1.27	(3,051)	(135)	1.24	256	2
Turkish Lira	2.22	1,281	8	—	—	—
New Taiwan Dollar	29.68	3,669	146	29.63	7,708	(9)
South African Rand	11.52	16,558	(175)	10.44	17,200	(58)
Total		$164,777	$5,968		$285,637	$2,746

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 30, 2014							As of November 24, 2013
	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$1,050,000	$1,050,000	$1,050,000
Average Interest Rate	—	—	—	—	—	7.25%	7.25%
Fixed Rate (Yen 4.0 billion)	—	33,985	—	—	—	—	33,985	39,545
Average Interest Rate	—	4.250%	—	—	—	—	4.250%
Fixed Rate (Euro 300 million)	—	—	—	—	—	—	—	404,430
Average Interest Rate	—	—	—	—	—	—	—
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$33,985	$—	$—	$—	$1,050,000	$1,083,985	$1,493,975
______________

(1)
Amounts presented in this table exclude short-term, variable-rate debt of $100.0 million as of November 30, 2014, borrowed under our senior secured revolving credit facility, which was expected to be repaid over the next twelve months. Also excluded from this table are other short-term borrowings of $31.5 million as of November 30, 2014, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $31.5 million, $28.9 million was fixed-rate debt and $2.6 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 30, 2014 and November 24, 2013, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
February 12, 2015

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	November 24, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$298,255	$489,258
Trade receivables, net of allowance for doubtful accounts of $12,704 and $18,264	481,981	446,671
Inventories:
Raw materials	4,501	3,361
Work-in-process	5,056	6,597
Finished goods	591,359	593,909
Total inventories	600,916	603,867
Deferred tax assets, net	178,015	187,836
Other current assets	99,347	112,082
Total current assets	1,658,514	1,839,714
Property, plant and equipment, net of accumulated depreciation of $784,493 and $775,933	392,062	439,861
Goodwill	238,921	241,228
Other intangible assets, net	45,898	49,149
Non-current deferred tax assets, net	488,398	448,839
Other non-current assets	100,280	108,627
Total assets	$2,924,073	$3,127,418

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$131,524	$41,861
Accounts payable	234,892	254,516
Accrued salaries, wages and employee benefits	178,470	209,966
Restructuring liabilities	57,817	—
Accrued interest payable	5,679	5,346
Accrued income taxes	9,432	11,301
Other accrued liabilities	263,182	262,488
Total current liabilities	880,996	785,478
Long-term debt	1,092,478	1,504,016
Long-term capital leases	11,619	10,243
Postretirement medical benefits	122,213	122,248
Pension liability	406,398	326,767
Long-term employee related benefits	80,066	73,386
Long-term income tax liabilities	35,821	30,683
Other long-term liabilities	62,363	61,097
Total liabilities	2,691,954	2,913,918

Commitments and contingencies
Temporary equity	77,664	38,524

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,430,283 shares and 37,446,087 shares issued and outstanding	374	374
Additional paid-in capital	—	7,361
Retained earnings	528,209	475,960
Accumulated other comprehensive loss	(375,340)	(312,029)
Total Levi Strauss & Co. stockholders’ equity	153,243	171,666
Noncontrolling interest	1,212	3,310
Total stockholders’ equity	154,455	174,976
Total liabilities, temporary equity and stockholders’ equity	$2,924,073	$3,127,418
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Net revenues	$4,753,992	$4,681,691	$4,610,193
Cost of goods sold	2,405,552	2,331,219	2,410,862
Gross profit	2,348,440	2,350,472	2,199,331
Selling, general and administrative expenses	1,906,164	1,884,965	1,865,352
Restructuring, net	128,425	—	—
Operating income	313,851	465,507	333,979
Interest expense	(117,597)	(129,024)	(134,694)
Loss on early extinguishment of debt	(20,343)	(689)	(8,206)
Other income (expense), net	(22,057)	(13,181)	4,802
Income before income taxes	153,854	322,613	195,881
Income tax expense	49,545	94,477	54,922
Net income	104,309	228,136	140,959
Net loss attributable to noncontrolling interest	1,769	1,057	2,891
Net income attributable to Levi Strauss & Co.	$106,078	$229,193	$143,850

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Net income	$104,309	$228,136	$140,959
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	(34,682)	104,189	(75,277)
Net investment hedge gains (losses)	4,978	(7,846)	9,840
Foreign currency translation (losses) gains	(34,904)	4,965	(5,214)
Unrealized gain on marketable securities	968	252	1,561
Total other comprehensive (loss) income	(63,640)	101,560	(69,090)
Comprehensive income	40,669	329,696	71,869
Comprehensive loss attributable to noncontrolling interest	2,098	2,103	3,348
Comprehensive income attributable to Levi Strauss & Co.	$42,767	$331,799	$75,217

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	(Dollars in thousands)
Balance at November 27, 2011	$374	$29,266	$150,770	$(346,002)	$8,761	$(156,831)
Net income (loss)	—	—	143,850	—	(2,891)	140,959
Other comprehensive loss (net of tax)	—	—	—	(68,633)	(457)	(69,090)
Stock-based compensation and dividends, net	—	4,118	(25)	—	—	4,093
Repurchase of common stock	—	(19)	(584)	—	—	(603)
Cash dividends paid	—	—	(20,036)	—	—	(20,036)
Balance at November 25, 2012	374	33,365	273,975	(414,635)	5,413	(101,508)
Net income (loss)	—	—	229,193	—	(1,057)	228,136
Other comprehensive income (loss) (net of tax)	—	—	—	102,606	(1,046)	101,560
Stock-based compensation and dividends, net	—	8,272	(23)	—	—	8,249
Reclassification to temporary equity	—	(30,641)	—	—	—	(30,641)
Repurchase of common stock	—	(3,635)	(2,109)	—	—	(5,744)
Cash dividends paid	—	—	(25,076)	—	—	(25,076)
Balance at November 24, 2013	374	7,361	475,960	(312,029)	3,310	174,976
Net income (loss)	—	—	106,078	—	(1,769)	104,309
Other comprehensive loss (net of tax)	—	—	—	(63,311)	(329)	(63,640)
Stock-based compensation and dividends, net	—	13,290	(23)	—	—	13,267
Reclassification to temporary equity	—	(19,298)	(19,842)	—	—	(39,140)
Repurchase of common stock	—	(1,353)	(3,961)	—	—	(5,314)
Cash dividends paid	—	—	(30,003)	—	—	(30,003)
Balance at November 30, 2014	$374	$—	$528,209	$(375,340)	$1,212	$154,455

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$104,309	$228,136	$140,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,474	115,720	122,608
Asset impairments	6,531	8,330	27,031
Gain on disposal of property, plant and equipment	(197)	(2,112)	(351)
Unrealized foreign exchange losses (gains)	5,392	4,573	(3,146)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	6,184	2,904	(8,508)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement losses	45,787	22,686	1,412
Employee benefit plans’ curtailment gain, net	—	(564)	(2,391)
Noncash loss (gain) on extinguishment of debt, net of write-off of unamortized debt issuance costs	5,103	689	(3,643)
Noncash restructuring charges	3,347	—	—
Amortization of deferred debt issuance costs	3,878	4,331	4,323
Stock-based compensation	12,441	8,249	5,965
Allowance for doubtful accounts	662	1,158	5,024
Deferred income taxes	(28,177)	37,520	19,853
Change in operating assets and liabilities:
Trade receivables	(51,367)	65,955	145,717
Inventories	(6,184)	(63,920)	87,547
Other current assets	5,377	32,808	34,384
Other non-current assets	4,094	10,081	1,019
Accounts payable and other accrued liabilities	(28,871)	3,107	46,578
Restructuring liabilities	66,574	—	—
Income tax liabilities	16,639	(24,042)	(27,811)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(42,878)	(51,974)	(74,140)
Other long-term liabilities	(3,740)	8,618	7,995
Other, net	(1,469)	(985)	551
Net cash provided by operating activities	232,909	411,268	530,976
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(73,396)	(91,771)	(83,855)
Proceeds from sale of assets	8,049	2,277	640
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(6,184)	(2,904)	8,508
Acquisitions, net of cash acquired	(318)	(400)	(491)
Net cash used for investing activities	(71,849)	(92,798)	(75,198)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	140,000	385,000
Repayments of long-term debt and capital leases	(395,853)	(327,281)	(407,963)
Proceeds from senior revolving credit facility	265,000	—	50,000
Repayments of senior revolving credit facility	(165,000)	—	(250,000)
Proceeds from short-term credit facilities	24,372	46,187	121,200
Repayments of short-term credit facilities	(24,000)	(53,726)	(124,517)
Other short-term borrowings, net	(10,080)	(3,711)	2,623
Debt issuance costs	(2,684)	(2,557)	(7,376)
Restricted cash	1,060	(139)	565
Repurchase of common stock	(5,314)	(5,744)	(603)
Excess tax benefits from stock-based compensation	826	1,538	168
Dividend to stockholders	(30,003)	(25,076)	(20,036)
Net cash used for financing activities	(341,676)	(230,509)	(250,939)
Effect of exchange rate changes on cash and cash equivalents	(10,387)	(4,837)	(3,247)
Net (decrease) increase in cash and cash equivalents	(191,003)	83,124	201,592
Beginning cash and cash equivalents	489,258	406,134	204,542
Ending cash and cash equivalents	$298,255	$489,258	$406,134

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$110,029	$121,827	$128,718
Income taxes	60,525	47,350	49,346
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2014 was a 53-week year ending on November 30, 2014. Fiscal 2013 and 2012 were 52-week years ending on November 24, 2013, and November 25, 2012, respectively. Each quarter of fiscal years 2014, 2013 and 2012 consists of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Out-of-period Adjustments
The Company's results for the year ended November 30, 2014, include out-of-period adjustments which, on a year-to-date basis, decreased income before income taxes and net income by $1.3 million and $6.9 million, respectively. These adjustments were comprised of $1.3 million of pre-tax items, principally related to duty accruals, and $5.6 million of additional tax expense, all associated with prior years. The correction of certain of these items during the fourth quarter of 2014 decreased fourth quarter 2014 income before income taxes and net income by approximately $4.0 million and $6.0 million, respectively. Management has evaluated these items in relation to the current period as well as the periods in which they originated, and believes these items are immaterial to both the consolidated quarterly and annual financial statements.
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
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Income Tax Assets and Liabilities
The future effective tax rate will ultimately depend on the mix of earnings between domestic and foreign operations, the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside of the United States, changes in tax laws and regulations and potential resolutions on tax examinations, refund claims and litigation. Remittances of foreign earnings to the United States are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, the Company estimates the amount that will be distributed to the United States and provides U.S. federal taxes on these amounts. Material changes in the Company's estimates as to how much of the Company's foreign earnings will be distributed to the United States or tax legislation that limits or restricts the amount of undistributed foreign earnings that the Company considers indefinitely reinvested outside the United States could materially impact the Company's income tax provision and effective tax rate. Significant judgment is required in determining the Company's worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for valuation allowance.
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
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for formal and pre-existing severance arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” in the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 30, 2014, and November 24, 2013.
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
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
The fair value of equity awards granted to employees is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company's common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly-traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. For equity awards with a service condition, the expected life is derived based on historical experience and expected future post-vesting termination and exercise patterns. For equity awards with a performance condition , the expected life is computed using the simplified method until historical experience is available. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.
The fair value of equity awards granted to directors is based on the fair value of the common stock at the date of grant. The fair value of liability awards granted prior to 2013 is estimated using the Black-Scholes option pricing model and is calculated using the common stock value and assumptions at each quarter end. The fair value of liability awards granted in 2013 and 2014 is calculated using the common stock fair value at each quarter end.
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
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Net sales to the Company's ten largest customers totaled approximately 31%, 31% and 32% of net revenues for 2014, 2013 and 2012, respectively. No customer represented 10% or more of net revenues in any of these years.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating the Company's remaining manufacturing facilities, including the related depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Costs relating to the Company's licensing activities are also included in SG&A. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2014, 2013 and 2012, total advertising expense was $272.8 million, $274.0 million and $260.4 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $168.7 million, $171.7 million and $186.7 million for 2014, 2013 and 2012, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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

First Quarter of 2017

•
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PP&E”) were as follows:

	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Land	$14,111	$21,240
Buildings and leasehold improvements	382,787	408,486
Machinery and equipment	417,414	439,627
Capitalized internal-use software	334,168	324,818
Construction in progress	28,075	21,623
Subtotal	1,176,555	1,215,794
Accumulated depreciation	(784,493)	(775,933)
PP&E, net	$392,062	$439,861
Depreciation expense for the years ended November 30, 2014, November 24, 2013, and November 25, 2012, was $106.5 million, $104.6 million and $110.5 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 30, 2014, and November 24, 2013, were as follows:

	Americas	Europe	Asia	Total
	(Dollars in thousands)
Balance, November 25, 2012	$207,423	$30,627	$1,921	$239,971
Additions	—	156	—	156
Foreign currency fluctuation	—	1,327	(226)	1,101
Balance, November 24, 2013	207,423	32,110	1,695	241,228
Additions	—	182	—	182
Foreign currency fluctuation	(4)	(2,355)	(130)	(2,489)
Balance, November 30, 2014	$207,419	$29,937	$1,565	$238,921

Other intangible assets, net, were as follows:

	November 30, 2014			November 24, 2013
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	7,596	(6,469)	1,127	7,882	(6,134)	1,748
Customer lists	18,701	(16,673)	2,028	20,221	(15,563)	4,658
Total	$69,040	$(23,142)	$45,898	$70,846	$(21,697)	$49,149
For the years ended November 30, 2014, November 24, 2013, and November 25, 2012, amortization of these intangible assets were $2.8 million, $10.5 million and $11.4 million, respectively. The amortization of these intangible assets in the succeeding fiscal years is immaterial.
As of November 30, 2014, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 30, 2014			November 24, 2013
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$25,891	$25,891	$—	$23,752	$23,752	$—
Forward foreign exchange contracts, net(3)	10,511	—	10,511	7,145	—	7,145
Total	$36,402	$25,891	$10,511	$30,897	$23,752	$7,145
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$10,353	$—	$10,353	$2,335	$—	$2,335
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 30, 2014		November 24, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value(1)
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$100,098	$100,098	$—	$—
4.25% Yen-denominated Eurobonds due 2016(1)	34,108	35,383	39,659	38,523
7.75% Euro senior notes due 2018(1)	—	—	405,304	432,098
7.625% senior notes due 2020(1)	526,779	556,967	526,112	577,956
6.875% senior notes due 2022(1)	536,501	583,848	537,447	588,275
Short-term borrowings	31,742	31,742	41,976	41,976
Total	$1,229,228	$1,308,038	$1,550,498	$1,678,828
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company designates a portion of its outstanding Yen-denominated Eurobonds as a net investment hedge to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 30, 2014, the Company had forward foreign exchange contracts to buy $470.5 million and to sell $305.7 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2016.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 30, 2014			November 24, 2013
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	$15,587	$(5,076)	$10,511	$11,145	$(4,000)	$7,145
Forward foreign exchange contracts	1,833	(12,186)	(10,353)	880	(3,215)	(2,335)
Total	$17,420	$(17,262)		$12,025	$(7,215)
Non-derivatives designated as hedging instruments
4.25% Yen-denominated Eurobonds due 2016	$—	$(10,195)		$—	$(20,564)
7.75% Euro senior notes due 2018	—	—		—	(404,430)
Total	$—	$(10,195)		$—	$(424,994)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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

	November 30, 2014			November 24, 2013
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$15,555	$(6,908)	$8,647	$8,600	$(4,880)	$3,720
Financial liabilities	(9,587)	6,908	(2,679)	(5,855)	4,880	(975)
Total			$5,968			$2,745
Embedded derivative contracts
Financial assets	$1,865	$—	$1,865	$3,425	—	$3,425
Financial liabilities	(7,675)	—	(7,675)	(1,360)	—	(1,360)
Total			$(5,810)			$2,065

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 30, 2014	November 24, 2013	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
4.25% Yen-denominated Eurobonds due 2016	(19,367)	(21,161)	$3,767	$3,839	$3,474
7.75% Euro senior notes due 2018	(15,751)	(27,361)	—	—	—
Cumulative income taxes	8,760	17,186
Total	$(21,721)	$(26,699)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(6,184)	$(2,904)	$8,508
Unrealized	(4,920)	2,365	(17,952)
Total	$(11,104)	$(539)	$(9,444)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 6: DEBT

	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$33,985	$39,545
7.75% Euro senior notes due 2018	—	404,430
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	533,493	535,041
Total unsecured	1,092,478	1,504,016
Total long-term debt	$1,092,478	$1,504,016
Short-term debt
Secured:
Senior revolving credit facility	$100,000	$—
Unsecured:
Short-term borrowings	31,524	41,861
Total short-term debt	$131,524	$41,861
Total long-term and short-term debt	$1,224,002	$1,545,877
Senior Revolving Credit Facility
The Company is a party to a credit agreement for a senior secured revolving credit facility. The credit facility, which was amended and restated on March 21, 2014, as further described below, provides for an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of accounts receivable and inventory in the United States and Canada, as further described below.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. On March 21, 2014, the Company amended and restated its senior secured revolving credit facility to extend the term to March 21, 2019. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by the U.S. Levi’s® trademarks, an increase from the $250.0 million in original credit facility. The interest rate for borrowing under the credit facility was reduced from LIBOR plus 150 to 275 basis points to LIBOR 125 to 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 to 50 basis points to 25 to 30 basis points (depending on the Company’s credit ratings). Upon the maturity date, all of the obligations outstanding under the credit agreement become due.
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $664.9 million at November 30, 2014, as the Company’s total availability of $724.7 million, based on the collateral levels discussed above, was reduced by $59.8 million of letters of credit and other credit usage allocated under the facility. The $59.8 million was comprised of $3.0 million of other credit usage and $56.8 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers' compensation claims and the working capital requirements for certain subsidiaries, primarily India.
Guarantees and security.  The Company's obligations under the credit agreement are guaranteed by its domestic subsidiaries. The obligations under the agreement are secured by, among other domestic assets, certain U.S. trademarks associated with the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Events of default.  The credit agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial stock ownership changes; and specified changes in the composition of the Board. The cross-default provisions in the agreement apply if a default occurs on other indebtedness in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under the credit agreement, the lenders may terminate their commitments, declare immediately payable all borrowings under the agreement and foreclose on the collateral.
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
Euro Notes due 2018
The Company issued €300.0 million in aggregate principal amount of 7.75% Euro senior notes due 2018 (the “Euro Notes due 2018”) to qualified institutional buyers in May 2010. The notes were unsecured obligations that ranked equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Company redeemed €150.0 million of the Euro Notes due in 2018 prior to May 15, 2014, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a "make-whole" premium. The Company redeemed the remaining €150.0 million of notes, in November 2014, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture.
Senior Notes due 2020
Principal, interest and maturity. On May 6, 2010, the Company issued $525.0 million in aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes due 2020”) to qualified institutional buyers. The notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Senior Notes due 2020 mature on May 15, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2010. The Company may redeem some or all of the Senior Notes due 2020 prior to May 15, 2015, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. On or after May 15, 2015, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. Costs representing underwriting fees and other expenses of $10.1 million are amortized over the term of the notes to interest expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Use of Proceeds. The proceeds from the issuance of the Euro Notes due 2018, which have been redeemed in their entirety, and the Senior Notes due 2020 were used to repurchase and repay all of the Company's then-existing Euro Notes due 2013 and Senior Notes due 2015. The proceeds were also used to repurchase ¥10,883,500,000 in principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $100.0 million including accrued interest.
Senior Notes due 2022
Principal, interest and maturity. On May 8, 2012, the Company issued $385.0 million in aggregate principal amount of 6.875% senior notes due 2022 (the “Original Senior Notes due 2022”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act of 1933, as amended (the “Securities Act”).
On March 14, 2013, the Company issued an additional $140.0 million in 6.875% senior notes due 2022 (the “Additional Senior Notes due 2022”) to qualified institutional buyers in compliance with the Securities Act (the Additional Senior Notes due 2022 along with the Original Senior Notes due 2022, hereinafter referred to as the "Senior Notes due 2022"). The Additional Senior Notes due 2022 were offered at a premium of $11.2 million, which will be amortized as a reduction to interest expense over the term of the notes. Costs of approximately $2.6 million associated with the issuance of the Additional Senior Notes due 2022, representing underwriting fees and other expenses, are also amortized to interest expense over the term of the notes.
The notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Senior Notes due 2022 mature on May 1, 2022. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2012. The Company may redeem some or all of the Senior Notes due 2022 prior to May 1, 2017, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium. On or after May 1, 2017, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, after giving the required notice under the indenture. In addition, at any time prior to May 1, 2015, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes due 2022 with the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount of the Senior Notes due 2022, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, are amortized to interest expense over the term of the notes.
Covenants and other terms. The Additional Senior Notes due 2022 and the Original Senior Notes due 2022 are treated as a single class for all purposes under the indenture governing the Company's Senior Notes due 2022. The covenants, events of default, asset sale, change in control and other terms of the Senior Notes due 2022 are comparable to those contained in the indentures governing the Company's Senior Notes due 2020, and will remain in effect until such time as the Company obtains the requirement investment grade rating.
Use of Proceeds. The proceeds from the issuance of the Original Senior Notes due 2022 were used to repurchase and repay all of the Company's then-existing Senior Notes due 2016. The proceeds were also used to repurchase ¥5,116,500,000 in aggregate principal amount tendered of the Yen-denominated Eurobonds due 2016 for total consideration of $56.4 million including interest. The Company used the net proceeds from the offering of the Additional Senior Notes due 2022, together with cash on hand, to prepay in full its then-existing Senior Term Loan due 2014.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Short-term Borrowings
Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries which the Company expects to either pay over the next twelve months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit allocated under the Company's amended and restated senior secured revolving credit facility.
Loss on Early Extinguishment of Debt
During the year ended November 30, 2014, the Company amended and restated its senior secured revolving credit facility and redeemed its Euro Notes due in 2018. The Company recorded a loss of $20.3 million on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of redemption premiums of $15.2 million and the write-off of $5.1 million of unamortized debt issuance costs.
During the year ended November 24, 2013, the Company repaid in full the remaining balance of its then-existing Senior Term Loan due in 2014 and recorded a loss on the early extinguishment of debt, which was comprised of the write-off of the remaining unamortized discount and unamortized debt issuance costs.
Principal Payments on Short-term and Long-term Debt
The table below sets forth, as of November 30, 2014, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)
2015	$131,524
2016	33,985
2017	—
2018	—
2019	—
Thereafter	1,058,493
Total future debt principal payments	$1,224,002
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2014, 2013 and 2012 was 7.63%, 7.52% and 7.05%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of certain of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 15. As of November 30, 2014, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. The Company has not entered into any arrangements that would restrict the transfer of the assets of the Company's subsidiaries to the Company in the form of loans, advances or cash dividends.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
Covenants.  The Company's long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries', ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information see Note 6. As of November 30, 2014, the Company was in compliance with all of these covenants.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,233,799	$1,388,650	$135,595	$155,864
Service cost	8,397	8,707	255	376
Interest cost	54,958	51,984	5,199	4,957
Plan participants' contribution	700	771	4,658	5,242
Actuarial loss (gain)(1)	166,664	(114,441)	6,455	(10,626)
Net curtailment loss (gain)	2,093	(341)	733	—
Impact of foreign currency changes	(12,532)	1,219	—	—
Plan settlements(2)	(102,021)	(7,909)	—	—
Special termination benefits	35	74	—	—
Net benefits paid(3)	(62,756)	(94,915)	(18,811)	(20,218)
Benefit obligation at end of year	$1,289,337	$1,233,799	$134,084	$135,595

Change in plan assets:
Fair value of plan assets at beginning of year	903,033	894,362	—	—
Actual return on plan assets(4)	128,281	75,683	—	—
Employer contribution	20,046	35,064	14,153	14,976
Plan participants' contributions	700	771	4,658	5,242
Plan settlements(2)	(102,021)	(7,909)	—	—
Impact of foreign currency changes	(8,460)	(23)	—	—
Net benefits paid(3)	(62,756)	(94,915)	(18,811)	(20,218)
Fair value of plan assets at end of year	878,823	903,033	—	—
Unfunded status at end of year	$(410,514)	$(330,766)	$(134,084)	$(135,595)
_____________

(1)
Actuarial losses in 2014 in the Company's pension benefit plans resulted from changes in mortality rate assumptions, primarily for the Company's U.S. plans. Actuarial gains in 2013 in the Company's pension benefit plans resulted from changes in discount rate assumptions, primarily for the Company's U.S. plans. Changes in financial markets during 2014 and 2013, including a decrease and increase, respectively, in corporate bond yield indices, resulted in an increase and decrease in benefit obligations, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

(2)
The increase in pension plan settlements in 2014 was primarily due to a voluntary lump-sum, cash-out program offered to vested, terminated U.S. pension plan participants in the last half of 2014. The extent of the funding from the cash-out program exceeded the settlement accounting threshold, and as such in 2014, these activities have been categorized as settlements. Pension plan assets were utilized to settle pension obligations for deferred participants that elected to participate in the program.

(3)
The decrease in pension benefits paid in 2014 was primarily due the 2013 voluntary cash-out program offered to vested, terminated U.S. pension plan participants in the first half of 2013. The extent of the funding from the cash-out program was below the settlement accounting threshold, and as such in 2013, these activities were categorized as net benefit payments. Pension plan assets were utilized to settle pension obligations for deferred participants that elected to participate in the program.

(4)
The increase in return on plan assets in 2014 was primarily due to the better-than-expected asset performance caused by the decrease in interest rates which resulted in higher returns on fixed income securities.

Amounts recognized in the consolidated balance sheets as of November 30, 2014, and November 24, 2013, consist of the following:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in thousands)
Prepaid benefit cost	$1,587	$1,331	$—	$—
Accrued benefit liability – current portion	(8,926)	(8,622)	(11,871)	(13,347)
Accrued benefit liability – long-term portion	(403,175)	(323,475)	(122,213)	(122,248)
	$(410,514)	$(330,766)	$(134,084)	$(135,595)

Accumulated other comprehensive loss:
Net actuarial loss	$(394,090)	$(343,148)	$(36,505)	$(34,248)
Net prior service benefit	548	666	—	—
	$(393,542)	$(342,482)	$(36,505)	$(34,248)
The accumulated benefit obligation for all defined benefit plans was $1.3 billion and $1.2 billion at November 30, 2014, and November 24, 2013, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2014	2013
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,123,972	$1,147,938
Aggregate fair value of plan assets	728,844	827,764

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,202,714	$1,195,923
Aggregate fair value of plan assets	790,614	863,826

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The components of the Company's net periodic benefit cost (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Net periodic benefit cost (income):
Service cost	$8,397	$8,707	$8,952	$255	$376	$397
Interest cost	54,958	51,984	57,635	5,199	4,957	6,634
Expected return on plan assets	(55,521)	(56,183)	(52,029)	—	—	—
Amortization of prior service benefit(1)	(53)	(80)	(78)	(5)	(488)	(16,356)
Amortization of actuarial loss	10,932	16,311	12,612	4,201	6,765	5,157
Curtailment loss (gain)	2,614	(564)	(2,391)	733	—	—
Special termination benefit	35	98	159	—	—	—
Net settlement loss	30,558	517	383	—	—	—
Net periodic benefit cost (income)	51,920	20,790	25,243	10,383	11,610	(4,168)
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)	92,544	(134,378)		6,453	(10,626)
Amortization of prior service benefit(1)	53	80		5	488
Amortization of actuarial loss	(10,932)	(16,311)		(4,201)	(6,765)
Curtailment gain	113	498		—	—
Net settlement loss	(30,712)	(178)		—	—
Total recognized in accumulated other comprehensive loss	51,066	(150,289)		2,257	(16,903)
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$102,986	$(129,499)		$12,640	$(5,293)
_____________

(1)
Postretirement benefits amortization of prior service benefit recognized during 2012 relates primarily to the favorable impact of the February 2004 and August 2003 plan amendments, which concluded amortization in 2012.

The amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2015 for the Company's defined benefit pension and postretirement benefit plans are expected to be $12.7 million and $4.5 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.6%	3.8%	4.2%	3.3%
Expected long-term rate of return on plan assets	6.3%	6.4%
Rate of compensation increase	3.7%	3.5%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.8%	4.6%	3.6%	4.2%
Rate of compensation increase	3.4%	3.7%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			7.0%	7.2%
Rate trend to which the cost trend is assumed to decline			4.5%	4.5%
Year that rate reaches the ultimate trend rate			2028	2028
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 30, 2014
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$2,348	$2,348	$—	$—
Equity securities(1)
U.S. large cap	172,702	—	172,702	—
U.S. small cap	30,775	—	30,775	—
International	135,434	—	135,434	—
Fixed income securities(2)	464,685	—	464,685	—
Other alternative investments
Real estate(3)	58,215	—	58,215	—
Private equity(4)	2,471	—	—	2,471
Hedge fund(5)	7,273	—	7,273	—
Other(6)	4,921	—	4,921	—
Total investments at fair value	$878,824	$2,348	$874,005	$2,471

	Year Ended November 24, 2013
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$1,132	$1,132	$—	$—
Equity securities(1)
U.S. large cap	175,181	—	175,181	—
U.S. small cap	31,163	—	31,163	—
International	133,339	—	133,339	—
Fixed income securities(2)	490,701	—	490,701	—
Other alternative investments
Real estate(3)	55,082	—	55,082	—
Private equity(4)	3,041	—	—	3,041
Hedge fund(5)	7,090	—	7,090	—
Other(6)	6,304	—	6,304	—
Total investments at fair value	$903,033	$1,132	$898,860	$3,041
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The fair value of plan assets are composed of U.S. plan assets of $728.8 million and non-U.S. plan assets of $150.0 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of comingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2015	$65,054	$14,256	$79,310
2016	62,460	13,830	76,290
2017	63,601	13,332	76,933
2018	64,795	12,807	77,602
2019	64,898	12,378	77,276
2020-2023	346,869	56,777	403,646
At November 30, 2014, the Company's contributions to its pension plans in 2015 were estimated to be approximately $33.5 million.
NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 30, 2014, November 24, 2013, and November 25, 2012, were $12.1 million, $12.2 million and $11.0 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 30, 2014, November 24, 2013, and November 25, 2012, were $68.3 million, $76.6 million and $54.6 million, respectively. As of November 30, 2014, and November 24, 2013, the Company had accrued $70.5 million and $79.6 million, respectively, for the AIP.
Long-Term Incentive Plans
2006 Equity Incentive Plan (“EIP”). In July 2006, the Board adopted, and the stockholders approved, the EIP. The EIP was subsequently amended by the Board of Directors in 2011 and 2014, and approved by the stockholders in April 2014. For more information on this plan, see Note 11.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The Company recorded expense for the LTIP of $2.3 million and $2.8 million for the years ended November 30, 2014 and November 24, 2013, respectively, and a net reversal of expense for the LTIP of $3.6 million for the year ended November 25, 2012. As of November 30, 2014, and November 24, 2013, the Company had accrued a total of $4.5 million and $2.9 million, respectively, for the LTIP.
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $24.8 million, $18.6 million and $5.1 million, and related income tax benefits of $9.6 million, $5.6 million and $2.0 million, respectively, for the years ended November 30, 2014, November 24, 2013 and November 25, 2012, respectively. As of November 30, 2014, there was $34.3 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 1.92 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2006 Equity Incentive Plan
Under the Company's EIP, a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 6,000,000 shares. At November 30, 2014, 2,321,241 shares remained available for issuance.
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
Put rights. Prior to an initial public offering (“IPO”) of the Company's common stock, a participant (or estate or other beneficiary of a deceased participant) may require the Company to repurchase shares of the common stock held by the participant at then-current fair market value (a “put right”). Put rights may be exercised only with respect to shares of the Company's common stock that have been held by a participant for at least six months following their issuance date, thus exposing the holder to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards, and are reported in “Stockholders' equity” in the accompanying consolidated balance sheets.
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
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

exercised only with respect to shares of common stock that have been held by a participant for at least six months following their issuance date.
Temporary equity. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards generally relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the EIP. The increase in temporary equity from the year ended November 24, 2013, to November 30, 2014, was primarily due to an increase in the fair value of the Company's common stock.
Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. Beginning in 2013, the Company issued cliff vesting performance awards ("performance-based SARs") to align with the achievement of three-year financial performance goals. SARs activity during the years ended November 30, 2014, and November 24, 2013, was as follows:

	Service SARs			Performance-based SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 25, 2012	2,537	$37.82	4.5	—
Granted	672	40.21		672	$40.21
Exercised	(380)	35.91		—
Forfeited	(79)	35.07		(28)	37.75
Expired	(737)	47.59		—
Outstanding at November 24, 2013	2,013	$35.51	5.5	644	$40.32	6.3
Granted	508	64.71		507	$64.71
Exercised	(96)	36.10		—
Forfeited	(59)	44.30		(46)	48.49
Expired	(16)	68.00		—
Outstanding at November 30, 2014	2,350	$41.36	4.9	1,105	$51.18	5.8
Vested and expected to vest at November 30, 2014	2,272	$40.93	4.8	930	$50.54	5.7
Exercisable at November 30, 2014	1,210	$34.38	4.3	—
SARs with service conditions ("service SARs") vest from two-and-a-half to four years, and have maximum contractual lives ranging from six-and-a-half to ten years. The performance-based SARs vest at varying unit amounts based on the attainment of certain three-year cumulative performance goals and have maximum contractual lives of seven years. In addition, approximately one-fifth of the performance-based SARs granted and outstanding also require the attainment of a specified common stock value as of the end of the three-year performance period in order to vest. The total intrinsic value of service SARs exercised during the year ended November 30, 2014, and November 24, 2013, was $2.9 million and $7.7 million, respectively. The total fair value of service SARs vested as of November 30, 2014, and November 24, 2013, was $57.6 million and $20.8 million, respectively. Unrecognized future compensation costs as of November 30, 2014, of $12.1 million for service SARs and $7.3 million for performance-based SARs are expected to be recognized over weighted-average periods of 2.41 years and 1.79 years, respectively. The Company believes it is probable that the performance-based SARs will vest.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	Service SARs Granted			Performance-based SARs Granted
	2014	2013	2012	2014	2013

Weighted-average grant date fair value	$14.62	$12.21	$10.96	$15.75	$12.54

Weighted-average assumptions:
Expected life (in years)	4.7	4.6	4.5	5.0	5.0
Expected volatility(1)	31.8%	43.2%	47.1%	33.1%	42.6%
Risk-free interest rate	1.5%	0.8%	0.6%	1.6%	0.9%
Expected dividend	1.2%	1.7%	1.7%	1.2%	1.7%
_____________

(1)
On an annual basis, the Company reviews and modifies the representative peer group based on changes to the Company’s business and changes to the businesses of the companies within the peer group. The decrease in expected volatility, as compared to 2013, is primarily driven by the addition or removal of certain companies in the representative peer group to ensure that the peer group is representative of the Company’s current operations.

RSUs. The Company grants RSUs to certain members of its Board. RSU activity during the years ended November 30, 2014, and November 24, 2013, was as follows:

	Units	Weighted-Average Fair Value
	(Units in thousands)
Outstanding at November 25, 2012	72	$38.11
Granted	26	56.79
Converted	(23)	37.37
Outstanding at November 24, 2013	75	$44.66
Granted	20	67.29
Converted	(23)	44.85
Outstanding, vested and expected to vest at November 30, 2014	72	$50.75
The weighted-average grant date fair value of RSUs was estimated using the Evercore stock valuation. The total fair value of RSUs outstanding, vested and expected to vest as of November 30, 2014, and November 24, 2013, was $5.9 million and $4.7 million, respectively.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Liability Awards
Cash settled liability awards provide long-term incentive compensation for select levels of the Company’s management. The common stock values used in the determination of the cash settled awards and payouts are approved by the Board based on the Evercore stock valuation. Unvested awards are subject to forfeiture upon termination of employment, but are subject in some cases to early vesting upon specified events, as defined in the agreement. From 2008 through 2012, the Company's Total Shareholder Return Plan (“TSRP”) provided grants of units that vest over a three-year performance period. Upon vesting of a TSRP unit, the participant will receive a cash payout in an amount equal to the excess of the per-share value of the Company's common stock at the end of the three-year performance period over the per-share value at the date of grant. In 2013, the Company replaced the TSRP with the Phantom Restricted Stock Unit Plan (“PRSU”). The PRSU provides for grants of units, with actual number of units vesting subject to a minimum and maximum, based on the fair value of the common stock at the end of a three-year performance period. Upon vesting of a PRSU unit, the participant will receive a cash payout in an amount equal to the vested units multiplied by the fair value of the Company’s common stock at the end of the three-year performance period. Unrecognized future compensation cost as of November 30, 2014, for PRSUs is $14.9 million and is expected to be recognized over a weighted-average period of 1.60 years. The Company believes it is probable that the liability awards will vest.
Liability award activity during the years ended November 30, 2014, and November 24, 2013, was as follows:

	TSRPs			PRSUs
	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End
	(Units in thousands)
Outstanding at November 25, 2012	832	$36.83	$4.22	—
Granted	—	—		398	$38.19
Exercised	(252)	36.36		—
Performance Adjustment of PRSU				66	37.75
Forfeited	(164)	37.23		(60)	37.75
Outstanding at November 24, 2013	416	$36.96	$25.42	404	$38.19	$62.75
Granted	—	—		222	$64.57
Exercised	(174)	42.65		—
Performance Adjustment of PRSU				58	46.16
Forfeited	(104)	33.85		(207)	43.76
Outstanding at November 30, 2014	138	$32.14	$49.78	477	$49.00	$82.00
Vested and expected to vest at November 30, 2014	138	$32.14	$49.78	339	$47.56	$82.00
Exercisable at November 30, 2014	138	$32.14	$49.78	—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The total intrinsic value of TSRPs exercised during the year ended November 30, 2014, and November 25, 2012, was $3.5 million and $3.1 million, respectively. The total fair value of TSRPs vested as of November 30, 2014, and November 24, 2013, was $6.9 million and $3.8 million, respectively. The weighted-average fair value of TSRPs at November 30, 2014, and November 24, 2013, was estimated using the Black-Scholes option valuation model. The weighted-average fair value of PRSUs at the grant date was estimated using the Evercore stock valuation while the PRSUs fair value at November 30, 2014, was estimated using an internally derived calculation consistent with Evercore’s calculation methodology. The weighted-average assumptions used in the TSRPs Black-Scholes model were as follows:

	TSRPs Outstanding at
	November 30, 2014	November 24, 2013

Weighted-average assumptions:
Expected life (in years)	0.1	0.6
Expected volatility	27.3%	30.8%
Risk-free interest rate	—	0.1%
Expected dividend	1.2%	1.1%
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 30, 2014, and November 24, 2013, these plan liabilities totaled $24.0 million and $22.2 million, respectively, of which $1.1 million and $1.4 million was included in “Accrued salaries, wages and employee benefits” as of November 30, 2014, and November 24, 2013, respectively. The Company held funds of approximately $25.9 million and $23.8 million in an irrevocable grantor's rabbi trust as of November 30, 2014, and November 24, 2013, respectively, related to this plan. Rabbi trust assets are included in “Other current assets” or “Other non-current assets” on the Company's consolidated balance sheets.
Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 30, 2014, and November 24, 2013, liabilities for this plan totaled $37.5 million and $41.1 million, respectively, of which $4.6 million and $6.0 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company's consolidated balance sheets.
Interest earned by the participants in deferred compensation plans was $5.3 million, $8.7 million and $6.8 million for the years ended November 30, 2014, November 24, 2013, and November 25, 2012, respectively. The charges were included in “Interest expense” in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 13: RESTRUCTURING
On February 5, 2014, the Company's Board of Directors (the “Board”) endorsed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. On March 26, 2014, the Company announced and began to implement the global productivity initiative, which will continue to be implemented through the end of 2015, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions and supply chain.
The first phase of the global productivity initiative included the elimination of approximately 800 positions within the Company’s global non-retail and non-manufacturing employee population, as well as initiating centrally-led cost-savings and productivity projects. The role eliminations reflect a reduction of management layers, an increase in spans of control, the removal of duplicative roles, a regrouping of country clusters and other structural changes. The elimination of positions in connection with this phase was completed during the last three fiscal quarters of 2014.
The next phase of the global productivity initiative, announced in November 2014, included the elimination of approximately 500 positions, primarily reflecting the outsourcing of certain global business service activities within information technology, finance, human resources, customer service and customer relations functions, as well as a further reduction of the non-manufacturing employee population. The Company anticipates the elimination of these positions will be substantially completed in the U.S. within the second half of fiscal 2015 to accommodate the transition of outsourced services. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.
For the year ended November 30, 2014, the Company recognized restructuring charges, net, of $128.4 million, which was recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $27.6 million for the year ended November 30, 2014, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects. These related charges represent costs incurred associated with ongoing operations to benefit future periods and were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date were made primarily in 2014 and are expected to continue through the first half of 2016.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Year Ended
	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$104,398	$—
Adjustments to severance and employee-related benefits	(5,697)	—
Lease and other contract termination costs	—	—
Other(2)	25,027	—
Adjustments to other	1,350	—
Noncash pension and postretirement curtailment losses, net(3)	3,347	—
Total	$128,425	$—
_____________

(1)
Severance and employee-related benefits relate to items such as severance, based on separation benefits provided by Company policy or statutory benefit plans, out-placement services and career counseling for employees affected by the global productivity initiative.

(2)	Other restructuring costs are expensed as incurred and primarily relate to consulting fees and legal expenses associated with the execution of the restructuring initiative.

(3)
Noncash pension and postretirement curtailment gains or losses resulting from the global productivity initiative are included in restructuring charges, with the associated liabilities included in "Pension liability" and "Postretirement medical benefits" in the Company's consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The Company is unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, for additional actions associated with the global productivity initiative.
The following table summarizes the activities associated with restructuring liabilities for the year ended November 30, 2014. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Year Ended November 30, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		November 30, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$104,398	$(5,697)	$(38,527)	$(3,211)	$56,963
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	25,027	1,350	(19,977)	—	6,400
Total	$—	$129,425	$(4,347)	$(58,504)	$(3,211)	$63,363

Current portion	$—					$57,817
Long-term portion	—					5,546
Total	$—					$63,363
NOTE 14: COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 30, 2014, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2015	$148,744
2016	114,213
2017	91,913
2018	70,798
2019	56,779
Thereafter	132,052
Total future minimum lease payments	$614,499
In general, leases relating to real estate include renewal options of up to approximately 13 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. Rental expense for the years ended November 30, 2014, November 24, 2013, and November 25, 2012, was $193.0 million, $194.5 million and $186.1 million, respectively.
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
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

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
NOTE 15: DIVIDEND
The Company paid a cash dividend of $30.0 million on our common stock in the second quarter of 2014, and cash dividends of $25.1 million and $20.0 million in the first half of each of 2013 and 2012, respectively. Subsequent to the Company's year-end, the Company's Board of Directors declared a cash dividend of $50.0 million.
The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Board depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Noncontrolling Interest	Totals
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 27, 2011	$(255,684)	$(28,693)	$(61,078)	$(547)	$(346,002)	$10,869	$(335,133)
Gross changes	(119,450)	16,070	(4,755)	2,549	(105,586)	(457)	(106,043)
Tax	44,173	(6,230)	(2)	(988)	36,953	—	36,953
Other comprehensive income (loss), net of tax	(75,277)	9,840	(4,757)	1,561	(68,633)	(457)	(69,090)
Accumulated other comprehensive income (loss) at November 25, 2012	(330,961)	(18,853)	(65,835)	1,014	(414,635)	10,412	(404,223)
Gross changes	167,192	(12,786)	4,797	411	159,614	(1,046)	158,568
Tax	(63,003)	4,940	1,214	(159)	(57,008)	—	(57,008)
Other comprehensive income (loss), net of tax	104,189	(7,846)	6,011	252	102,606	(1,046)	101,560
Accumulated other comprehensive income (loss) at November 24, 2013	(226,772)	(26,699)	(59,824)	1,266	(312,029)	9,366	(302,663)
Gross changes	(53,323)	13,404	(35,872)	1,577	(74,214)	(329)	(74,543)
Tax	18,641	(8,426)	1,297	(609)	10,903	—	10,903
Other comprehensive income (loss), net of tax	(34,682)	4,978	(34,575)	968	(63,311)	(329)	(63,640)
Accumulated other comprehensive income (loss) at November 30, 2014	$(261,454)	$(21,721)	$(94,399)	$2,234	$(375,340)	$9,037	$(366,303)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 17: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(11,104)	$(539)	$(9,444)
Foreign currency transaction (losses) gains(2)	(15,331)	(21,697)	8,512
Interest income	1,930	1,600	1,514
Investment Income	562	3,019	525
Other	1,886	4,436	3,695
Total other income (expense), net	$(22,057)	$(13,181)	$4,802
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in 2014 were primarily due to unfavorable currency fluctuations on embedded foreign currency derivatives in certain of the Company's operating leases in Russia. Losses in 2013 were primarily due to unfavorable currency fluctuations against the U.S. Dollar relative to negotiated contract rates. Losses in 2012 primarily resulted from unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2014 and 2013 were primarily due to the weakening of various currencies against the U.S. Dollar. Gains in 2012 were primarily due to a significant increase in Euro denominated intercompany receivables and the appreciation of the U.S. Dollar against the Japanese Yen.

NOTE 18: INCOME TAXES
The Company's income tax expense was $49.6 million, $94.5 million and $54.9 million for the years 2014, 2013 and 2012, respectively. The Company's effective income tax rate was 32.2%, 29.3%, and 28.0% for 2014, 2013 and 2012, respectively.
The decrease in income tax expense in 2014 as compared to 2013 is primarily due to a decrease in income before income taxes. The effective tax rate increased in 2014 as compared to 2013 primarily due to a $15.2 million discrete tax benefit recognized in 2013, attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008, and an unfavorable impact in the mix of foreign earnings, partially offset by a $3.7 million tax benefit that was recorded during the year ended November 30, 2014, as a result of reversing a deferred tax liability associated with undistributed foreign earnings.
The increase in income tax expense in 2013 as compared to 2012 is primarily due to an increase in income before income taxes. The effective tax rate in 2013 reflected a $15.2 million discrete tax benefit attributable to the finalization in July 2013 of the U.S. federal tax audit of tax years 2003 – 2008, and a favorable change in the impact of foreign operations as compared to 2012. The effective tax rate in 2012 reflected a net tax benefit of $27.0 million recognized in 2012, resulting from a definitive agreement with the State of California on state tax refund claims involving tax years 1986 – 2004.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 30, 2014		November 24, 2013		November 25, 2012
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$53,849	35.0%	$112,914	35.0%	$68,558	35.0%
State income taxes, net of U.S. federal impact	7	—	3,994	1.2%	892	0.5%
Change in valuation allowance	—	—	5,169	1.6%	(1,329)	(0.7)%
Impact of foreign operations	(5,296)	(3.4)%	(17,160)	(5.3)%	7,313	3.7%
Reassessment of tax liabilities	(3,466)	(2.3)%	(15,215)	(4.7)%	(29,500)	(15.1)%
Write-off of deferred tax assets	4,899	3.2%	4,289	1.3%	9,061	4.6%
Other, including non-deductible expenses	(448)	(0.3)%	486	0.2%	(73)	—
Total	$49,545	32.2%	$94,477	29.3%	$54,922	28.0%
Impact of foreign operations. The reduction of tax benefit in 2014 as compared to 2013 is primarily due to an unfavorable change in the mix of earnings in jurisdictions with lower effective tax rate as compared to 2013.
Reassessment of tax liabilities. In 2014, the $3.5 million tax benefit primarily relates to the lapse of statutes of limitations in various jurisdictions. In 2013, the $15.2 million tax benefit was primarily attributable to the finalization of the U.S. federal tax audit for tax years 2003 – 2008. In 2012, the $29.5 million tax benefit was primarily attributable to the net tax benefit recognized in 2012 resulting from a definitive agreement with the State of California on the state tax refund claims involving tax years 1986 – 2004.
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Domestic	$31,733	$86,167	$82,764
Foreign	122,121	236,446	113,117
Total Income before Income Taxes	$153,854	$322,613	$195,881

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
U.S. Federal
Current	$15,470	$11,294	$15,334
Deferred	(1,983)	20,597	29,537
	$13,487	$31,891	$44,871
U.S. State
Current	$4,096	$3,732	$(34,603)
Deferred	(4,089)	3,607	(2,956)
	$7	$7,339	$(37,559)
Foreign
Current	$58,156	$41,931	$54,338
Deferred	(22,105)	13,316	(6,728)
	$36,051	$55,247	$47,610
Consolidated
Current	$77,722	$56,957	$35,069
Deferred	(28,177)	37,520	19,853
Total Income Tax Expense	$49,545	$94,477	$54,922

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$120,793	$176,222
State net operating loss carryforwards	13,014	15,587
Foreign net operating loss carryforwards	87,062	95,542
Employee compensation and benefit plans	272,970	240,198
Advance royalties	99,649	55,581
Restructuring and related charges	49,654	21,474
Sales returns and allowances	33,078	31,706
Inventory	14,533	16,469
Property, plant and equipment	14,966	21,426
Unrealized gains or losses on investments	—	7,971
Other	45,155	51,645
Total gross deferred tax assets	750,874	733,821
Less: Valuation allowance	(89,814)	(96,026)
Deferred tax assets, net of valuation allowance	661,060	637,795
Deferred tax liabilities
Unrealized gains or losses on investments	(196)	—
Unremitted earnings of certain foreign subsidiaries	—	(3,690)
Total deferred tax liabilities	(196)	(3,690)
Total net deferred tax assets	$660,864	$634,105

Current
Net deferred tax assets	$186,791	$196,581
Valuation allowance	(12,475)	(9,503)
Total current net deferred tax assets	$174,316	$187,078

Long-term
Net deferred tax assets	$563,887	$533,550
Valuation allowance	(77,339)	(86,523)
Total long-term net deferred tax assets	$486,548	$447,027
Foreign tax credit carryforwards. The asset decrease from prior year is primarily due to the utilization of foreign tax credits in the 2014 U.S. federal income tax return, which resulted from the inclusion of $182.9 million advance royalty payments from the Company’s operations in Europe relating to fiscal year 2016 and thereafter. The foreign tax credit carryforwards at November 30, 2014, are subject to expiration through 2024 if not utilized. There are no foreign tax credits expiring in 2015.
Foreign net operating loss carryforwards. As of November 30, 2014, the Company had a deferred tax asset of $87.1 million for foreign net operating loss carryforwards of $290.4 million. Approximately $174.5 million of these operating losses are subject to expiration through 2023 if not utilized, including $4.8 million in 2015. The remaining $115.9 million are available as indefinite carryforwards under applicable tax law.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 30, 2014:

	Valuation Allowance at November 24, 2013	Changes in Related Gross Deferred Tax Asset	Charge	Valuation Allowance at November 30, 2014
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$3,824	$(324)	$—	$3,500
Foreign net operating loss carryforwards and other foreign deferred tax assets	92,202	(5,888)	—	86,314
	$96,026	$(6,212)	$—	$89,814
At November 30, 2014, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, which reduced such assets to the amount that will more likely than not be realized.
Unremitted earnings of certain foreign subsidiaries. For the year ended November 30, 2014, management asserted indefinite reinvestment on $100.0 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $27.3 million. The Company also recorded a $3.7 million tax benefit resulting from a reversal of the previously recorded deferred tax liability on undistributed foreign earnings due to the management assertion on undistributed foreign earnings.
Uncertain Income Tax Positions
As of November 30, 2014, the Company’s total gross amount of unrecognized tax benefits was $41.6 million, of which $21.9 million could impact the effective tax rate, if recognized, as compared to November 24, 2013, when the Company’s total gross amount of unrecognized tax benefits was $37.8 million, of which $19.2 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 30, 2014, and November 24, 2013:

	November 30, 2014	November 24, 2013
	(Dollars in thousands)

Unrecognized tax benefits beginning balance	$37,836	$63,626
Increases related to current year tax positions	3,863	2,839
Increases related to tax positions from prior years	4,858	1,650
Decreases related to tax positions from prior years	—	—
Settlement with tax authorities	—	(23,380)
Lapses of statutes of limitation	(4,715)	(7,026)
Other, including foreign currency translation	(271)	127
Unrecognized tax benefits ending balance	$41,571	$37,836
The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $1.9 million due to the lapse of statutes of limitations in various jurisdictions.
As of November 30, 2014, and November 24, 2013, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $9.6 million and $11.8 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
U.S. federal	2009 – 2014
California	2006 – 2014
Belgium	2011 – 2014
United Kingdom	2012 – 2014
Spain	2010 – 2014
Mexico	2009 – 2014
Canada	2004 – 2014
China	2010 – 2014
Hong Kong	2010 – 2014
India	2008 – 2014
Italy	2009 – 2014
France	2011 – 2014
Turkey	2009 – 2014
NOTE 19: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2014, 2013, and 2012, the Company donated $6.3 million, $4.2 million and $2.8 million, respectively, to the Levi Strauss Foundation.
Kelly McGinnis and Lisa Collier, Executive Vice President and President of Global Dockers® Brand, are board members of the Red Tab Foundation, which is not a consolidated entity of the Company. Peter E. Haas Jr. is President of the Red Tab Foundation. During 2014, 2013, and 2012 the Company donated $0.6 million, $0.1 million, and $0.1 million, respectively, to the Red Tab Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 20: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income. The Company reports net trade receivables and inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
Effective as of the beginning of 2014, the Company's reporting segments were revised to combine its Middle East and North Africa markets, previously managed by the Company's Europe region, with the Company's Asia region. Financial information attributable to these markets are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior periods have not been revised.
Business segment information for the Company is as follows:

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Net revenues:
Americas	$2,862,867	$2,851,037	$2,749,327
Europe	1,143,313	1,103,487	1,103,212
Asia	747,812	727,167	757,654
Total net revenues	$4,753,992	$4,681,691	$4,610,193
Operating income:
Americas	$531,064	$510,496	$431,552
Europe	181,036	167,605	178,313
Asia	108,511	123,723	66,839
Regional operating income	820,611	801,824	676,704
Corporate:
Restructuring, net	128,425	—	—
Restructuring-related charges	27,621	—	—
Lump-sum pension settlement loss	30,666	—	—
Other corporate staff costs and expenses(1)	320,048	336,317	342,725
Corporate expenses	506,760	336,317	342,725
Total operating income	313,851	465,507	333,979
Interest expense	(117,597)	(129,024)	(134,694)
Loss on early extinguishment of debt	(20,343)	(689)	(8,206)
Other income (expense), net	(22,057)	(13,181)	4,802
Income before income taxes	$153,854	$322,613	$195,881
_____________

(1)
Included in other corporate staff costs and expenses for the year ended November 25, 2012, is an $18.8 million impairment charge related to the Company's decision in the third quarter of 2012 to outsource distribution in Japan to a third party and close its owned distribution center in that country.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$29,508	$37,520	$43,368
Europe	20,564	20,597	21,891
Asia	8,501	9,422	12,887
Corporate	50,901	48,181	44,462
Total depreciation and amortization expense	$109,474	$115,720	$122,608

	November 30, 2014
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$322,501	$93,604	$48,468	$17,408	$481,981
Inventories	289,838	143,990	101,477	65,611	600,916
All other assets	—	—	—	1,841,176	1,841,176
Total assets					$2,924,073

	November 24, 2013
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$288,360	$101,010	$40,520	$16,781	$446,671
Inventories	338,849	117,442	113,212	34,364	603,867
All other assets	—	—	—	2,076,880	2,076,880
Total assets					$3,127,418

Geographic information for the Company was as follows:

	Year Ended
	November 30, 2014	November 24, 2013	November 25, 2012
	(Dollars in thousands)
Net revenues:
United States	$2,490,994	$2,497,756	$2,412,647
Foreign countries	2,262,998	2,183,935	2,197,546
Total net revenues	$4,753,992	$4,681,691	$4,610,193

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

Deferred tax assets:
United States	$580,122	$567,984	$647,767
Foreign countries	80,742	66,121	81,373
Total deferred tax assets	$660,864	$634,105	$729,140

Long-lived assets:
United States	$322,329	$346,533	$353,567
Foreign countries	84,507	110,387	123,977
Total long-lived assets	$406,836	$456,920	$477,544

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2014, NOVEMBER 24, 2013, AND NOVEMBER 25, 2012

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2014 and 2013.

Year Ended November 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(Dollars in thousands)
Net revenues	$1,129,990	$1,081,847	$1,154,129	$1,388,026
Cost of goods sold	553,637	551,542	591,926	708,447
Gross profit	576,353	530,305	562,203	679,579
Selling, general and administrative expenses	424,762	446,072	454,712	580,618
Restructuring, net	57,935	19,105	2,371	49,014
Operating income	93,656	65,128	105,120	49,947
Interest expense	(31,829)	(31,310)	(27,179)	(27,279)
Loss on early extinguishment of debt	—	(11,151)	—	(9,192)
Other income (expense), net	4,183	(6,122)	(5,605)	(14,513)
Income (loss) before income taxes	66,010	16,545	72,336	(1,037)
Income tax expense	16,387	5,556	22,536	5,066
Net income (loss)	49,623	10,989	49,800	(6,103)
Net loss attributable to noncontrolling interest	348	469	820	132
Net income (loss) attributable to Levi Strauss & Co.	$49,971	$11,458	$50,620	$(5,971)
_____________

(1)
Includes certain out-of-period adjustments, which decreased income before income taxes and net income by approximately $4.0 million and $6.0 million, respectively. For additional information see Note 1.

Year Ended November 24, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,146,678	$1,098,898	$1,141,284	$1,294,831
Cost of goods sold	554,800	550,187	568,448	657,784
Gross profit	591,878	548,711	572,836	637,047
Selling, general and administrative expenses	410,423	449,074	454,750	570,718
Operating income	181,455	99,637	118,086	66,329
Interest expense	(32,157)	(32,883)	(30,903)	(33,081)
Loss on early extinguishment of debt	(114)	(575)	—	—
Other income (expense), net	6,066	(830)	(10,661)	(7,756)
Income before income taxes	155,250	65,349	76,522	25,492
Income tax expense	48,375	17,140	20,077	8,885
Net income	106,875	48,209	56,445	16,607
Net loss (income) attributable to noncontrolling interest	145	(60)	630	342
Net income attributable to Levi Strauss & Co.	$107,020	$48,149	$57,075	$16,949

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).
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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following provides information about our directors and executive officers as of February 9, 2015.

Name	Age	Position
Stephen C. Neal(1)	65	Chairman of the Board of Directors
Charles V. Bergh	57	Director, President and Chief Executive Officer
Troy Alstead(2)(4)	51	Director
Jill Beraud(3)(4)	54	Director
Vanessa J. Castagna(2)(4)(5)	65	Director
Robert A. Eckert(1)(2)	60	Director
Spencer C. Fleischer(3)(4)	61	Director
Mimi L. Haas(1)(3)	68	Director
Peter E. Haas Jr.(1)(2)	67	Director
Jenny Ming(4)	59	Director
Patricia Salas Pineda(1)(2)	63	Director
Roy Bagattini	51	Executive Vice President and President, Asia, Middle East and Africa
Lisa Collier	49	Executive Vice President and President, Global Dockers® Brand
James Curleigh	49	Executive Vice President and President, Global Levi's® Brand
Seth M. Ellison	56	Executive Vice President and President, Europe
Seth R. Jaffe	57	Senior Vice President and General Counsel
David Love	52	Senior Vice President and Chief Supply Chain Officer
Kelly McGinnis	46	Senior Vice President, Corporate Affairs and Chief Communications Officer
Craig Nomura	51	Executive Vice President and President, Global Retail
Anne Rohosy	56	Executive Vice President and President, Americas
Marc Rosen	46	Executive Vice President and President, Global eCommerce
Harmit Singh	51	Executive Vice President and Chief Financial Officer
_____________

(1)	Member, Nominating, Governance and Corporate Citizenship Committee.

(2)	Member, Human Resources Committee.

(3)	Member, Finance Committee.

(4)	Member, Audit Committee.

(5)
As announced on December 12, 2014, Ms. Castagna has decided not to stand for re-election when her term expires at the 2015 annual meeting of stockholders. Ms. Castagna will continue to serve as a director until the 2015 annual meeting of stockholders.

Peter E. Haas Jr. is a descendant of the family of our founder, Levi Strauss.
Directors
Stephen C. Neal, a director since 2007, became our Chairman of the Board in September 2011. He is also the Chairman of the law firm Cooley LLP, where he was Chief Executive Officer from 2001 until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley in 1995, Mr. Neal was a partner of the law firm Kirkland & Ellis LLP. Mr. Neal brings to the board deep knowledge and broad experience in corporate governance as well as his perspectives drawn from advising many companies throughout his career.

Charles V. Bergh, a director since he joined the Company in September 2011, is our President and Chief Executive Officer. Prior to joining the Company, Mr. Bergh was Group President of Global Male Grooming, for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products. He held a progression of leadership roles during his 28-year career at P&G. Mr. Bergh previously served on the Board of Directors for VF Corporation and on the Singapore Economic Development Board, and was a member of the US-AESAN Business Council, Singapore. Mr. Bergh's position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands make him well-suited to be a member of our board of directors.
Troy Alstead, a director since 2012, is Chief Operating Officer for Starbucks Corporation, a role he assumed as of February 3, 2014, and from which on January 9, 2015, it was announced that on March 1, 2015, he begins a 12-month sabbatical under the company's established sabbatical program available to long-term employees. Mr. Alstead was most recently Group President and Chief Financial Officer from September 2013 until his promotion to his current role. From November 2008 to September 2013, Mr. Alstead was Chief Financial Officer and Chief Administrative Officer of Starbucks. He joined Starbucks in 1992, previously serving as Chief Operating Officer of Starbucks Greater China from April 2008 to October 2008, Senior Vice President of Global Finance and Business Operations from August 2007 to April 2008, and Senior Vice President of Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004. Mr. Alstead brings to the board his broad financial and business perspective developed over many years in the global consumer goods industry.
Jill Beraud, a director since 2013, is Executive Vice President for Tiffany & Co., a jeweler and specialty retailer, with responsibility for its Global Retail Operations and oversight of strategic store development and real estate. Before joining Tiffany & Co. in October 2014, Ms. Beraud was with Living Proof, Inc., a privately-held company that uses advanced medical and materials technologies to create hair care and skin care products for women, where she was Chief Executive Officer since December 2011. Prior to that, Ms. Beraud served as President of Starbucks/Lipton Joint Ventures and Chief Marketing Officer of PepsiCo Americas Beverages from July 2009 to June 2011, and PepsiCo’s Global Chief Marketing Officer from December 2008 to July 2009. Before PepsiCo, Ms. Beraud spent 13 years at Limited Brands in various roles, including Chief Marketing Officer of Victoria’s Secret and Executive Vice President of Marketing for its broader portfolio of specialty brands, including Bath & Body Works, C.O. Bigelow, Express, Henri Bendel, and Limited Stores. Ms. Beraud was selected to join the board due to her extensive marketing, social media and consumer branding experience, as well as her extensive managerial and operational knowledge in the apparel and other consumer goods industries. Ms. Beraud is currently a director of New York & Company, Inc.
Vanessa J. Castagna, a director since 2007, led Mervyn's LLC department stores as its Executive Chairwoman of the Board from 2005 until early 2007. Prior to Mervyn's LLC, Ms. Castagna served as Chairman and Chief Executive Officer of JC Penney Stores, Catalog and Internet from 2002 through 2004. She joined JC Penney in 1999 as Chief Operating Officer, and was both President and Chief Operating Officer of JC Penney Stores, Catalog and Internet in 2001. Ms. Castagna was selected to serve on the board due to her extensive retail leadership experience. She brings to the board a valuable perspective on the retail and wholesale business. In March 2013, Ms. Castagna was appointed to the Board of Trustees of Purdue University. Ms. Castagna is currently a director of Carter's, Inc. and was a director of SpeedFC until 2012.
Robert A. Eckert, a director since 2010, is Operating Partner of Friedman Fleischer & Lowe, LLC (“FFL”), a private equity firm, since September 2014. Mr. Eckert is also Chairman Emeritus of Mattel, Inc., a role he has held since January 2013. He was Mattel’s Chairman and Chief Executive Officer from May 2000 until December 2011, and he continued to serve as its Chairman until December 2012. He previously worked for Kraft Foods, Inc. for 23 years, and served as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity, and decisiveness in driving businesses to successful results. Mr. Eckert is currently a director of McDonald's Corporation, Amgen, Inc. and Eyemart Express Holdings, LLC. He was a director of Smart & Final Stores, Inc. from May 2013 to July 2014.
Spencer C. Fleischer, a director since 2013, is Co-Founder and President of Friedman Fleischer & Lowe, LLC (“FFL”), a private equity firm. Before co-founding FFL in 1997, Mr. Fleischer spent 19 years at Morgan Stanley as an investment banker and senior leader. During his time there, he led business units across the globe, including serving as Head of Investment Banking in Asia, Head of Corporate Finance for Europe and Head of Corporate Finance in San Francisco. Mr. Fleischer was selected to join the board due to his broad financial and international business perspective developed over many years in the investment banking industry. Mr. Fleischer currently serves as a director of AmericanWest Bank and Strategic Investment Group. He was a director of Wilton Re Holdings Limited from June 2004 to June 2014.

Mimi L. Haas, a director since April 2014, is President of the Mimi and Peter Haas Fund, a position she has held since August 1981.  Mrs. Haas is Vice Chair of the Board of Trustees and Chair of the Painting and Sculpture Acquisitions Committee of the New York Museum of Modern Art, a director of the Lincoln Center for the Performing Arts, Vice Chair of the San Francisco Museum of Modern Art, a member of the National Advisory Board of the Haas Center for Public Service at Stanford University, a member of the Council on Foreign Relations, and a member of the Global Philanthropists Circle.  In addition, Mrs. Haas served on the Company’s Board from 2004 to 2006. Mrs. Haas brings to the Board her long and deep knowledge of the Company and her extensive experience in corporate citizenship endeavors.
Peter E. Haas Jr., a director since 1985, is a director or trustee of each of the Levi Strauss Foundation, Red Tab Foundation, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board, a Trustee Emeritus of the San Francisco Foundation, and he is Vice President of the Peter E. Haas Jr. Fund. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980. Mr. Haas' background in numerous operational roles specific to the Company and his familial connection to the Company's founder enable him to engage in board deliberations with valuable insight and experience.
Jenny Ming, a director since September 2014, is President and Chief Executive Officer of Charlotte Russe Inc., a fast-fashion specialty retailer of apparel and accessories catering to young women, a position she has held since October 2009. From March 1999 to October 2006, Ms. Ming served as President of Old Navy, where she oversaw all aspects of Old Navy and its 900 retail clothing stores in the U.S. and Canada. Ms. Ming joined The Gap, Inc. in 1986, serving in various executive capacities in its San Francisco headquarters, and in 1994, she was a member of the executive team who launched Old Navy. Ms. Ming was selected to join the Board due to her extensive operational and retail leadership experience in the apparel industry. Ms. Ming serves on the Board of Barneys New York, on the Board of Trustees for the Museum of Chinese in America (MOCA) in New York and also sits on the Board of the Merage Foundation for the American Dream. She is also a member of the Committee of 100, a non-profit organization of accomplished Chinese Americans from business leaders to the arts.
Patricia Salas Pineda, a director since 1991, is currently Group Vice President of Hispanic Business Strategy for Toyota Motor North America, Inc., an affiliate of one of the world's largest automotive firms, a position she has held since May 2013. Previously, Ms. Pineda served Toyota Motor North America as Group Vice President, National Philanthropy and the Toyota USA Foundation from 2004 until her appointment to her current role. During this period, Ms. Pineda also served as General Counsel and Group Vice President of Administration from 2006 to 2008 and as Group Vice President of Corporate Communications and General Counsel from 2004 to 2006. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations, and Corporate Secretary of New United Motor Manufacturing, Inc. with which she had been associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a member of the corporate advisory board of the National Council of La Raza and Chairwoman and member of the Board of Directors of the Latino Corporate Directors Association.
Executive Officers
Charles V. Bergh's biography is set forth under the heading "Directors" above.
Roy Bagattini is currently serving as our Executive Vice President and President of our Asia, Middle East and Africa ("Asia") region. Mr. Bagattini joined the Company in June 2013 as Executive Vice President and President of Commercial Operations for the Asia Pacific (now Asia) region before his role was expanded to include the Middle East and Africa at the end of November 2013. Mr. Bagattini was Senior Vice President for Asia and Africa at Carlsberg Group, a leading brewing and beverage company, from 2009 to 2013. Prior to that, Mr. Bagattini served in a variety of executive and leadership roles in Russia, China, India and the United States for SABMiller plc, one of the world’s largest brewing companies, from 1991 to 2009.
Lisa Collier is currently serving as our Executive Vice President and President of Global Dockers® Brand, a position she has held since July 2013.  From October 2013 to January 2015, Ms. Collier also served as Chief Transformation Officer. From July 2012 until July 2013, Ms. Collier served as Senior Vice President of Product Development and Innovation across all of our brands.  Before that, Ms. Collier held various leadership roles in the Company, at times serving in dual roles, including Senior Vice President of Dockers® Merchandising, Licensing & Supply Chain from April 2010 to November 2012, Managing Director and General Manager of Levi Strauss Australia and New Zealand from December 2007 to April 2011, and Vice President of U.S. Retail from May 2006 to November 2007.  Ms. Collier joined the Company in October 2003 as Vice President of Product Management for the U.S. Levi’s® Brand, a position she held until May 2006.  Ms. Collier has more than 25 years of professional experience in the apparel industry.  Before joining the Company, she served as Vice President of Product Development, Planning and Sourcing at Tarrant Apparel Group and held various positions at The Limited in merchandising and buying.
James Curleigh is currently serving as our Executive Vice President and President of the Global Levi's® Brand, a position he has held since July 2012. Prior to joining the Company, Mr. Curleigh served as the President and Chief Executive Officer of Keen Footwear, Inc., a footwear and accessory company, from March 2008 to May 2012. Before Keen, he was President and Chief Executive Officer of Salomon Sports North America, an innovative performance sports company, from 2001 to 2007. He also established and led TaylorMade adidas golf division in Europe and held various leadership positions in the London office of M&M Mars, a global consumer goods company.
Seth M. Ellison is currently serving as our Executive Vice President and President of our Europe region. Mr. Ellison joined the Company in September 2012 as Executive Vice President and President of the Global Dockers® Brand before assuming his current role in July 2013. Prior to joining the Company, Mr. Ellison was Executive Vice President and Chief Commercial Officer at Alternative Apparel from February 2009 to July 2012. Before Alternative Apparel, Mr. Ellison was President of the Swimwear Group at Perry Ellis from 2005 to 2009, and held various leadership positions at NIKE, Inc. from 1996 to 2005, including Vice President and General Manager of Nike EMEA Apparel and President of Hurley.
Seth Jaffe is currently serving as our Senior Vice President and General Counsel, a position he has held since September 2011. Prior to joining the Company, Mr. Jaffe served as Senior Vice President, General Counsel and Secretary of Williams-Sonoma, Inc. from January 2002 to August 2011. From 2000 to 2001, Mr. Jaffe served as Chief Administrative Officer and General Counsel of CareThere, Inc., a healthcare technology company. Mr. Jaffe also held various legal roles at the Company from 1984 to 1999 with increasing responsibilities in the United States and Europe during that time.
David Love is currently serving as our Senior Vice President and Chief Supply Chain Officer, a position he has held since August 2004. Since January 2015, Mr. Love has also served as Chief Transformation Officer, leading the Company’s centrally-led cost-savings and global productivity initiative. Mr. Love is responsible for development, sourcing and delivery of our products worldwide. Prior to assuming this role, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined the Company, to 2001, Mr. Love held various managerial positions.
Kelly McGinnis is currently serving as our Senior Vice President of Corporate Affairs and Chief Communications Officer, a position she has held since August 2013.  Prior to joining the Company, Ms. McGinnis served as Vice President of Global Communications at Dell Inc. from March 2010 to 2013. Before Dell, from March 2008 to 2010, she was President of Axicom U.S., a global technology public relations company. From 2001 to 2008, Ms. McGinnis was a senior partner at Fleishman-Hillard, Inc. and served as general manager of the firm’s San Francisco office.
Craig Nomura joined the Company as our Executive Vice President and President of Global Retail in February 2014.  Mr. Nomura served as Senior Vice President of Global Development for Williams-Sonoma, Inc. from May 2011 until he joined the Company.  From January 2005 to April 2011, Mr. Nomura was Representative Director and Managing Director for The Gap, Inc. based in Japan.  Mr. Nomura has more than 20 years of professional experience in the apparel industry working at companies that include The Gap, Inc., The Gymboree Corporation, Guess? Inc. and Foot Locker, Inc.
Anne Rohosy is currently serving as our Executive Vice President and President of the Americas region, a position she has held since July 2013. From February 2012 until her appointment to her current role, Ms. Rohosy served as President of Commercial Operations for the Americas and Europe regions while continuing her role as Executive Vice President and President of the Global Dockers® Brand, a position she held from May 2011 until September 2012. From October 2009, when she joined the Company, until May 2011, she served as Senior Vice President, Levi's® North America Commercial Operations, and then served as Senior Vice President, Levi's® Wholesale, Americas. Ms. Rohosy's professional experience in the apparel industry spans more than 30 years with such global brands as Swatch, Liz Claiborne and NIKE, Inc., where she held various leadership roles from 1990 to 2005 and led the company's commercial strategy development and apparel sales in the United States and Europe.

Marc Rosen joined the Company as our Executive Vice President and President of Global eCommerce in April 2014. He is responsible for leading the Company’s global eCommerce business to drive new growth, consumer loyalty and sustainable profitability. Mr. Rosen brings more than 20 years of retail and eCommerce leadership to the role, most recently as Senior Vice President of Global eCommerce at Wal-Mart Stores, Inc., a role he held from January 2011 to April 2014. He was responsible for designing, building, operating and expanding Wal-Mart’s eCommerce platforms globally.  From January 2006 to December 2010, Mr. Rosen was Senior Vice President of Information Systems, with responsibility for Wal-Mart’s global merchandising, supply chain and store systems. He also held senior leadership positions for Wal-Mart’s international business unit and Ernst & Young LLP.
Harmit Singh is currently serving as our Executive Vice President and Chief Financial Officer, a position he has held since January 2013. Previously, Mr. Singh, was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from August 2008 to December 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries, a worldwide travel, financial and network services company. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. Mr. Singh is a Chartered Accountant from India.
Our Board of Directors
Our board of directors currently has eleven members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Ms. Beraud, Mr. Fleischer and Mr. Neal) will end at our annual stockholders' meeting in 2017. The term for directors in Class II (Ms. Castagna, Mrs. Haas, Mr. P. E. Haas Jr. and Ms. Ming) will end at our annual stockholders' meeting in 2015. As previously announced, Ms. Castagna has decided not to stand for re-election when her term expires at the 2015 annual meeting of stockholders. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2016.
Committees.  Our board of directors has four standing committees.

•
Audit.  Our Audit Committee provides assistance to the board in the board's oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee held eight meetings during 2014.

–  Members: Mr. Alstead (Chair), Ms. Beraud, Ms. Castagna, Ms. Ming and Mr. Fleischer.
Each of Messrs. Alstead and Fleischer have been determined to be our Audit Committee financial experts as currently defined under SEC rules. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•
Finance.  Our Finance Committee provides assistance to the board in the board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The Finance Committee held six meetings in 2014 and otherwise acted by unanimous written consent.

– Members: Mr. Fleischer (Chair), Ms. Beraud and Mrs. Haas.

•
Human Resources.  Our Human Resources Committee provides assistance to the board in the board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The Human Resources Committee held three meetings in 2014.

–  Members: Mr. Eckert (Chair), Mr. Alstead, Ms. Castagna, Mr. P.E. Haas Jr. and Ms. Pineda.

•
Nominating, Governance and Corporate Citizenship.  Our Nominating, Governance and Corporate Citizenship Committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The Nominating, Governance and Corporate Citizenship Committee held five meetings in 2014.

– Members: Mr. Neal (Chair), Mr. Eckert, Mrs. Haas, Mr. P.E. Haas Jr. and Ms. Pineda.
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
COMPENSATION DISCUSSION AND ANALYSIS FOR NAMED EXECUTIVE OFFICERS
The Compensation Discussion and Analysis describes our compensation program, the compensation decisions we made under our program, and the reasoning underlying those decisions. This discussion and analysis focuses on the compensation of our named executive officers, who in fiscal 2014 were:

•	Charles V. Bergh, President and Chief Executive Officer ("CEO")

•	Harmit Singh, Executive Vice President and Chief Financial Officer ("CFO")

•	Roy Bagattini, Executive Vice President and President, Asia, Middle East & Africa

•	Craig Nomura, Executive Vice President and President, Global Retail

•	Anne Rohosy, Executive Vice President and President, Americas
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
Compensation Philosophy and Objectives
Our executive compensation philosophy, which also applies to all members of our Worldwide Leadership Team, focuses on the following key goals:

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

Competitive peer group
In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee reviews data provided by Aon Hewitt concerning peer companies in the consumer products, apparel and retail industry segments. The peer group is comprised of companies with median revenue and other industry related characteristics (such as apparel, retail and select consumer products companies with premium branded products) that are comparable to us and, more importantly, that we compete with for executive talent. The 2014 peer group used in establishing our executives' 2014 compensation packages is presented below.

Company Name
Abercrombie & Fitch Co.*	Hanesbrands Inc.*
Aéropostale, Inc.*	Hasbro, Inc.
American Eagle Outfitters, Inc.*	J. C. Penney Company, Inc.
ANN INC.*	The Jones Group Inc.*
Avon Products, Inc.	L Brands, Inc. (formerly Limited Brands, Inc.)*
Burberry Group Plc	Mattel, Inc.
The Clorox Company	NIKE, Inc.*
Coach, Inc.*	Nordstrom, Inc.
Dillard's, Inc.	PVH Corp.*
The Estée Lauder Companies Inc.	Ralph Lauren Corporation*
Foot Locker, Inc.	Tiffany & Co.
The Gap, Inc.*	VF Corporation*
Guess? Inc.*	Williams-Sonoma, Inc.
In addition to the companies noted with an asterisk (*) in the table above, the following companies are part of an expanded peer group for purposes of measuring total shareholder return for the performance-based stock appreciations rights granted in 2014 that are further described below under “Performance-Based SARs”.

Company Name
adidas AG	HUGO BOSS AG
Ascena Retail Group Inc.	INDUSTRIA DE DISEÑO TEXTIL, S.A.
Billabong International Limited	Lands’ End, Inc.
Carter’s, Inc.	lululemon athletica Inc.
Chico’s FAS Inc.	LVMH Moet Hennessy-Louis Vuitton
Christopher & Banks Corp.	NEXT plc
Columbia Sportswear Co.	Oxford Industries Inc.
Esprit Holdings Limited	Pacific Sunwear of California Inc.
Express Inc.	Perry Ellis, International Inc.
Kate Spade & Company (formerly Fifth & Pacific Companies, Inc.)	Quiksilver Inc.
Fossil Group Inc.	Skechers U.S.A. Inc.
Gerry Weber International AG	The Cato Corporation
G III Apparel Group, Ltd.	The Children’s Place, Inc.
Gildan Activewear Inc.	Under Armour, Inc.
H & M Hennes & Mauritz AB	Urban Outfitters, Inc.
Hermès International Société en Commandite par Actions	Wolverine World Wide Inc.
Hot Topic, Inc.

Establishing compensation for executives other than the CEO
While the HR Committee uses peer group market data percentiles as reference points in setting executive compensation, the HR Committee does not target specific benchmark percentiles for any element of compensation or total direct compensation for the executive officers (including the CEO). Instead, the HR Committee uses a number of factors in determining compensation for our executives in a manner that it believes best helps us further our goals of motivating and retaining our executives, achieving our strategic business plans, and enhancing total stockholder return. The factors considered in establishing compensation for our executives include, among others, our performance, the individual's performance in the prior year, the scope of each individual's responsibilities, internal and external pay equity, the guidelines used for setting annual cash, long-term and total compensation for the executives, succession planning strategies, and data regarding pay practices and trends.
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
Establishing the CEO compensation package
At the completion of each year, the Nominating, Governance and Corporate Citizenship Committee (the “NG&CC Committee”) assesses the CEO's performance against annual objectives that were established jointly by the CEO and the NG&CC Committee at the beginning of that year, and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group compensation data in its deliberations. During this decision-making process, the HR Committee consults with its consultant, Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO's current compensation, and provides perspective on other companies' CEO compensation practices. Based on all of these inputs, the company's performance, and the guidelines used for setting annual cash, long-term and total compensation for the other executives, the HR Committee prepares a recommendation to the full Board on all aspects of the CEO's compensation. The full Board then considers the HR Committee's recommendation and approves the final compensation package for the CEO.
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
Elements of Compensation
The primary elements of compensation for our executives including our named executive officers are:

•	Base Salary;

•	Annual Incentive Plan Awards; and

•	Long-Term Incentive Awards.
Base Salary
The objective of base salary is to reward each executive for their current contributions to the Company, reflect the scope of the executives’ roles and responsibilities and compensate each executive for their expected day-to-day performance, as well as provide fixed compensation that reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each executive. The HR Committee reviews base salaries for executives on an annual basis in the first fiscal quarter considering the factors described above under “Establishing compensation for executives other than the CEO,” and as needed in connection with promotions or other changes in responsibilities. The table below summarizes base salaries during fiscal 2014, and changes that occurred during the year for our named executive officers.

Name	Base Salary as of November 30, 2014(3)	Base Salary as of November 24, 2013

Charles V. Bergh	$1,280,000	$1,250,000
Harmit Singh	700,000	675,000
Roy Bagattini(1)	650,902	636,260
Craig Nomura(2)	580,000	N/A
Anne Rohosy	720,000	700,000
______________

(1)
Mr. Bagattini was paid in Singapore Dollars (SGD). For purposes of this table, an exchange rate of 0.7746, which is the average exchange rate for November 2014, was used to convert Mr. Bagattini’s base salary (SGD 840,307 as of November 30, 2014, and SGD 821,405 as of November 24, 2013) to U.S. Dollars.

(2)	Mr. Nomura joined the Company in February 2014 as the Executive Vice President & President, Global Retail.

(3)
The base salary for each of Messrs. Bergh, Singh, and Ms. Rohosy were increased in February 2014 as part of the annual review to position each appropriately relative to the other executives of the Company.

Annual Incentive Plan
Our Annual Incentive Plan (“AIP”) provides the executives, and other eligible employees, an opportunity to share in any success that they help create by aligning annual incentive compensation with annual performance. The AIP encourages the achievement of our internal annual business goals and rewards Company, business unit and individual performance against those annual objectives. The alignment of AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives. Actual AIP bonus payments were based on the following two components:
Financial performance

•
75% of their total opportunity was based on financial performance of the Company or a combination of Company (weighted 50%) and business unit (weighted 25%) performance for business unit executives. Company and business unit financial performance is based 50% on earnings before interest and taxes (“EBIT”), 25% on free cash flow and 25% on net revenues. Performance measures are described in more detail below under “Performance measures.”

Individual performance

•	25% of their total opportunity was based on individual objectives, to recognize achievement of other organizational goals.
Financial performance above threshold is required before any bonus payout is made to executives.
The table below describes the target AIP participation rate and potential AIP payout range for each named executive officer. Mr. Bergh’s AIP target percentage of base salary was higher to ensure competitiveness and to recognize the impact of his role relative to the other executives.

Name	2014 AIP Participation Rate as a Percentage of Base Salary (Target)	Potential AIP Payout Range as a Percentage of Base Salary

Charles V. Bergh	150%	0 – 300%
Harmit Singh	80%	0 – 160%
Roy Bagattini	70%	0 – 140%
Craig Nomura(1)	70%	70 – 140%
Anne Rohosy	80%	0 – 160%
____________

(1)	Pursuant to his employment arrangement, Mr. Nomura was guaranteed a minimum AIP payment for fiscal 2014 equal to his target payout.

Performance measures
Our priorities for 2014 were to drive business growth and create stockholder value. Our 2014 AIP funding goals were aligned with these key priorities through the use of three performance measures:

•
EBIT, a non-GAAP measure that is determined by deducting from operating income, as determined under generally accepted accounting principles in the United States (“GAAP”), the following: restructuring expense, net curtailment gains and losses from our post retirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual, non-recurring selling, general and administrative expense/income items;

•	Free cash flow, a non-GAAP measure defined as cash flow generated from Company operations minus capital expenditures minus dividends paid; and

•	Net revenues, a GAAP measure defined as gross product sales minus returns, discounts and allowances, plus licensing revenue.
We used these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. EBIT and free cash flow are used as indicators of our earnings and operating cash flow performance, and net revenues is used as an indicator of our growth. These measures may change from time to time based on business priorities. The HR Committee approves the goals for each measure and the respective funding scale each year. The reward for meeting the AIP goals is set by the HR Committee. If goal levels are not met, but financial performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company and/or business unit performance.
The table below shows the 2014 goals at target for each of our three performance measures and the actual 2014 payout percentage reflecting the total Company performance. In the case of Messrs. Bergh and Singh, 75% of their total AIP opportunity was based on financial performance of the Company. For Messrs. Bagattini, Nomura, and Ms. Rohosy, a combination of Company (weighted 50%) and their respective business unit performance (weighted 25%) was used to calculate their actual financial performance achievement. EBIT, free cash flow, and net revenues goals for each business unit were set using the same methodology as the Company goals.

	EBIT Goal	Free Cash Flow Goal	Net Revenues Goal	Actual Percentage Achieved After Adjustments*
	(Dollars in millions)

Total Company	$497	$190	$4,844	111%
_____________
* The actual percentage achieved results are weighted 50% on EBIT and 25% for Free Cash Flow and Net Revenues, respectively. Actual results also excludes the impact of foreign currency exchange rate fluctuations on our business results. See “Actual AIP awards” below for details of the calculation.
At the close of the fiscal year, the HR Committee reviews and approves the final AIP payout results based on the level of attainment of the designated financial measures at the business unit and total Company levels. The Committee's review includes an analysis of the fundamentals of the underlying business performance and adjustments for items that are not indicative of ongoing results. Such adjustments may include external factors or internal business decisions that may have impacted financial results during the year. For example, EBIT, free cash flow and net revenues are expressed in constant currencies (i.e., excluding the effects of foreign currency translation), since we believe that period-to-period changes in foreign exchange rates can cause our reported results to appear more or less favorable than business fundamentals indicate.
Individual performance measures
Executives were eligible to receive bonuses based on individual performance. For executives other than the CEO, individual performance and resulting individual performance payout percentage is based on the CEO’s assessment of the executive's performance against his or her annual objectives and performance relative to his or her internal peers. The CEO’s individual performance is based on the HR Committee’s assessment of Mr. Bergh’s performance against his annual objectives, including the feedback from the Nominating, Governance and Corporate Citizenship Committee, and the HR Committee's assessment of his leadership in 2014. During this decision-making process, the HR Committee consults with its consultant Exequity. Based on all of these inputs, the HR Committee prepares a recommendation to the full Board on the CEO’s individual performance. The full Board then considers the HR Committee's recommendation and approves the final individual performance payout percentage for the CEO. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual's performance. For fiscal 2014, these objectives consisted of initiatives that focused on five key behaviors: (1) understanding the Company’s business in the context of the market, (2) owning and delivering on commitments, (3) placing Company success over individual or group success, (4) collaboration, and (5) leading by positive example.
Actual AIP awards
For fiscal 2014, financial performance applicable to each named executive officer was mixed, and AIP payouts reflect the different performance outcomes. The table below shows the inputs used for the calculation of the actual bonus for fiscal 2014 for each eligible named executive officer.

Name	Base Salary	AIP Target	Actual Percentage Achieved: Total Company	Actual Percentage Achieved: Business Unit	Actual Percentage Achieved: Individual Performance	Actual Bonus(1)

Charles V. Bergh	$1,280,000	150%	111%	N/A	140%	$2,270,400
Harmit Singh	700,000	80%	111%	N/A	150%	676,200
Roy Bagattini(2)	650,902	70%	111%	119%	130%	536,506
Craig Nomura(3)	470,566	70%	111%	143%	50%	406,000
Anne Rohosy	720,000	80%	111%	69%	—	419,040
______________

(1)
Except for Messrs. Bergh and Singh where Total Company performance is weighted 75%, Total Company performance is weighted 50% and Business Unit performance is weighted 25%. For all executives, Individual Performance is weighted 25%.

(2)
Mr. Bagattini was paid in Singapore Dollars (SGD). For presentation purposes of this table, his base salary of SGD 840,297 and bonus of SGD 692,623 was converted into U.S. Dollars using an exchange rate of 0.7746, which is the average exchange rate for November 2014.

(3)	Mr. Nomura's prorated bonus is $341,749, based on his February 2014 start date. However, per his offer letter, his bonus is guaranteed to be at least equal to target ($406,000).
Long-Term Incentives
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our executives are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not target specific benchmark percentiles for long-term incentive awards for our executives and uses a number of factors in establishing the long-term incentive award levels for each individual including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, stockholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2014 long-term equity grants, see the 2014 Grants of Plan-Based Awards table. Stock-based awards are granted under our omnibus 2006 Equity Incentive Plan, as amended to date (“EIP”) that enables the HR Committee to select from a variety of stock awards, including stock options, restricted stock and restricted stock units, and time-vested as well as performance-based stock appreciation rights (“SARs”).
Stock Appreciation Rights
Stock settled SARs are the primary form of equity granted to our executives under the EIP. SARs are typically granted annually (or, in the case of new executives, at the HR Committee meeting held in February or July following the date they join the Company or first become an executive) with four-year vesting periods and exercise periods of up to seven years. (See the table entitled “Outstanding Equity Awards at 2014 Fiscal Year-End” for details concerning the SARs' vesting schedule, including any individual variations from the typical four-year vesting period.) During fiscal 2014, time-based SARs with a four-year vesting period accounted for 60% of each executive’s total 2014 annual SAR grant value. The HR Committee chose to grant SARs to align the interests of executives to our stockholders. SARs provide value to the executive only if the price of our stock increases. The terms of the SAR grants made to our executives to date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Stockholders' Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The Company's obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (see Note 6 to our audited consolidated financial statements included in this report for more details).

Performance-based SARs
During fiscal 2013, the HR Committee introduced and awarded performance-based SARs with the objective of driving greater accountability for the achievement of the strategic plan of the Company and long-term value creation for stockholders. During fiscal 2014, performance-based SARs again accounted for 40% of each executive’s total 2014 annual SAR grant value. The key features of the 2014 performance-based SARs are described below:

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

•
50% of the number of actual performance-based SARs that vest at the end of three years is based on the following two internal performance metrics: 1) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and 2) the target compound annual growth rate in the Company's net revenues over the three-year period covering fiscal 2014 through fiscal 2016. The potential payout range as a percentage of this portion of the target award is 0% to 150%.

•
The remaining 50% of the number of actual performance-based SARs that vest is based on the Company’s total shareholder return (“TSR”) over the three-year period covering fiscal 2014 through fiscal 2016 relative to the expanded peer group approved by the HR Committee in December 2013 as listed above under "Competitive peer group". The potential payout range as a percentage of this portion of the target award is 0% to 150%.

•	If earned at target, 100% of the performance-based SARs vest at the end of the three-year performance period.
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
Benefits and Perquisites
Executives generally are eligible for the same health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance. In addition, although not a significant part of total compensation, the Company provides limited perquisites to executives. The primary perquisite provided to the executives is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs. The Company also requires and pays for an annual medical exam for its executives and other members of its worldwide leadership team. Like many of the companies in the peer group, the Company also offers a non-qualified supplement to the 401(k) plan, which is not subject to the IRS and ERISA limitations, through the Deferred Compensation Plan for Executives and Outside Directors. The Deferred Compensation Plan for Executives and Outside Directors is a U.S. non-qualified, unfunded tax deferred savings plan provided to senior level executives including the executives, and the outside directors.
We entered into an employment arrangement with Mr. Bagattini, who is based in Singapore, in connection with his becoming the Executive Vice President & President of our Asia region, to provide him certain benefits under our global assignment program, including a housing allowance to cover the cost of his rent and utilities. In addition, as an Italian citizen, he does not participate in the local retirement plan offered in Singapore. Mr. Bagattini participates in an international supplemental retirement savings plan designed for globally mobile employees. The Company contributes 14% of Mr. Bagattini’s annual base salary on his behalf to such plan. Mr. Bagattini may voluntarily contribute funds to this plan above and beyond what the Company contributes on his behalf. The Company’s contribution is grossed up to provide a tax-advantaged contribution. As a participant under this plan, Mr. Bagattini may direct investments similar to a 401(k) plan. Mr. Bagattini is allowed to make partial withdrawals from the plan two times per calendar year.

The benefits and perquisites received by our named executive officers and their value are described in more detail in the footnotes to the Summary Compensation Table.
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
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2014.
The Human Resources Committee
Robert Eckert (Chair)
Vanessa J. Castagna
Peter E. Haas Jr.
Patricia Salas Pineda

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, and(iii) three other executive officers who were our most highly compensated executive officers and who were serving as executive officers as of the last day of the fiscal year ended November 30, 2014. The table also shows compensation information for fiscal 2013 and fiscal 2012, which ended November 24, 2013, and November 25, 2012, respectively, for those current named executive officers who also were named executive officers in either of those years.

Name and Principal Position(1)	Year	Salary(2)	Bonus(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total

Charles V. Bergh
President and Chief Executive Officer	2014	$1,298,846	$—	$5,793,629	$2,270,400	$—	$312,374	$9,675,249
	2013	1,239,615	—	5,824,736	2,257,500	—	248,406	9,570,257
	2012	1,200,000	—	10,159,786	1,500,000	—	141,842	13,001,628

Harmit Singh
Executive Vice President and Chief Financial Officer	2014	$708,654	$—	$1,321,350	$676,200	—	38,587	2,744,791
	2013	578,942	250,000	1,328,443	580,500	—	187,709	2,925,594

Roy Bagattini
Executive Vice President and President, Asia, Middle East and Africa	2014	$608,053	$244,713	$686,077	$536,506	$—	$449,647	$2,524,996
	2013	328,465	254,000	740,390	513,139	—	275,722	2,111,716

Craig Nomura
Executive Vice President and President, Global Retail	2014	$472,923	$580,000	$965,605	$406,000	$—	$11,621	$2,436,149

Anne Rohosy
Executive Vice President and President, Americas	2014	$730,000	$—	$1,118,056	$419,040	$—	$141,443	$2,408,539
	2013	694,808	—	1,021,884	848,150	—	110,570	2,675,412
	2012	626,538	—	824,250	510,300	—	162,791	2,123,879
______________

(1)	In January 2013, Mr. Singh was appointed as Executive Vice President and Chief Financial Officer of the Company.
In June 2013, Mr. Bagattini joined the Company and currently serves as Executive Vice President and President of the Asia region. Mr. Bagattini’s cash compensation is paid in Singapore Dollars (SGD). For presentation purposes, his compensation was converted into U.S. Dollars using an exchange rate of 0.7746, which is the average exchange rate for November 2014.
In February 2014, Mr. Nomura joined the Company as Executive Vice President and President of Global Retail.

(2)	Due to the 53rd week for fiscal 2014, amounts in the table include an extra week of salary for each executive.

(3)	Mr. Singh received a new hire sign-on bonus of $250,000 in January 2013.
Mr. Bagattini received the second and final installment (SGD 315,925) of a new hire sign-on bonus of $500,000 in June 2014. For presentation purposes, this amount was converted into U.S. Dollars using an exchange rate of 0.7746, which is the average exchange rate for November 2014.
Mr. Nomura received the first installment ($580,000) of a new hire sign-on bonus of $880,000 in February 2014.

(4)
These amounts reflect the aggregate grant date fair value of SARs, including performance-based SARs, granted to the recipient under the Company's 2006 Equity Incentive Plan, computed in accordance with FASB ASC 718. These amounts reflect the grant date fair value, and do not represent the actual value that may be realized by the executives. For 2014, this column includes the grant date fair value of the target number of performance-based SARs that may be earned for the three-year performance period beginning with fiscal 2014. For a description of the assumptions used to determine the compensation cost of our awards, see Notes 1 and 11 of the audited consolidated financial statements. Please refer to the Grants of Plan-Based Awards table in this report and in our 2013 and 2012 Annual Report on Form 10-K for information on awards actually granted in fiscal 2013 and 2012.

(5)	The amounts in this column reflect the non-equity amounts earned by the executives under the Company’s annual incentive plan (“AIP”).

(6)
No above-market or preferential interest rate options are available under our deferred compensation programs. Please refer to the Non-Qualified Deferred Compensation table for additional information on deferred compensation earnings.

(7)	The amounts shown in the All Other Compensation column for fiscal 2014 are detailed in the table below:

Name	Executive Perquisites (a)	Relocation (b)	401(k) Plan Match (c)	Deferred Compensation Match (d)	Tax Payments (e)	Charitable Match (f)	Total

Charles V. Bergh	$35,845	$—	$19,500	$249,029	$—	$8,000	$312,374
Harmit Singh	20,092	2,880	14,135	—	1,480	—	38,587
Roy Bagattini	122,315	225,132	84,826	—	17,374	—	449,647
Craig Nomura	11,471	—	—	—	—	150	11,621
Anne Rohosy	20,092	—	21,413	99,938	—	—	141,443
Please refer to “Compensation Discussion and Analysis for Named Executive Officers” for more details on the items in the table above.

(a)
For Mr. Bergh, this amount reflects a payment for home security services, parking, health club membership subsidy, an allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses, and a car allowance of $14,733.

For Mr. Singh, and Ms. Rohosy, this amount reflects parking, health club membership subsidy, and an allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses.
For Mr. Nomura, this amount reflects parking, health club membership subsidy, and a cash allowance intended to cover legal, financial and/or other incidental business related expenses.
For Mr. Bagattini, this amount reflects an allowance of $14,683 intended to cover legal, financial and/or other incidental business related expenses, parking and a car allowance of $61,110 and $19,892 for a club membership, a typical benefit provided to executives in Singapore and $26,631 for tuition costs for his children, a benefit he received in connection with his international assignment. For presentation purposes, his payments in this table were converted into U.S. Dollars using an exchange rate of 0.7746, which is the average exchange rate for the last month of the Company’s 2014 fiscal year.

(b)	For Mr. Singh, these amounts reflect costs in connection with relocation assistance.
For Mr. Bagattini, this amount reflects $22,630 for travel costs in connection with home leave benefits and $202,502 for housing and utilities assistance in connection with his international assignment.

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

(e)
For Mr. Singh, these amounts reflect tax reimbursements in connection with relocation expenses. For Mr. Bagattini, this amount reflects tax reimbursements on his contributions to the international supplemental retirement savings plan.

(f)	These amounts reflect Company matching under the Company’s Matching Gift Program, available to all employees.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement initially provided for an annual base salary of $1,200,000 and an AIP target participation rate of 135%, which have since been adjusted, and may be further adjusted, pursuant to annual review. For 2014, his base salary and target participation rate under the AIP were $1,280,000 and 150% of base salary, respectively.
Mr. Bergh also participates in our 2006 Equity Incentive Plan. This element of Mr. Bergh’s compensation for 2014 is reflected and discussed in “Compensation Discussion and Analysis for Named Executive Officers.”
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
Mr. Singh. We have an employment arrangement with Mr. Singh effective January 16, 2013. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our 2006 Equity Incentive Plan. These elements of Mr. Singh's compensation for 2014 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers." Under this arrangement, Mr. Singh also received a one-time sign-on bonus that is subject to prorated repayment if his employment with the Company does not exceed twenty-four months under certain conditions.
Mr. Singh also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Singh’s employment is at-will and may be terminated by the Company or by Mr. Singh at any time.
Mr. Bagattini. We have an employment arrangement with Mr. Bagattini effective June 3, 2013. He is on assignment in Singapore. His arrangement provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our 2006 Equity Incentive Plan. These elements of Mr. Bagattini's compensation for 2014 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers." Under this arrangement, he received a sign-on bonus of $500,000 to be paid in two installments. The first installment of $250,000 has already been paid. The second installment of $250,000 was paid in July 2014. These payments are subject to repayment if his employment with the Company does not exceed 24 months under certain conditions.
He is eligible to receive benefits under our global assignment program, including, education association fees and a housing allowance of up to approximately $18,000 per month to cover the cost of his rental and utilities.
Mr. Bagattini also receives standard healthcare, life insurance, and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Bagattini’s employment is at-will and may be terminated by the Company or by Mr. Bagattini upon 3 months' notice or pay in lieu of notice.
Mr. Nomura. We have an employment arrangement with Mr. Nomura effective February 3, 2014. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our 2006 Equity Incentive Plan. These elements of Mr. Nomura's compensation for 2014 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers." Under this arrangement, he received a sign-on bonus of $880,000 to be paid in two installments. The first installment of $580,000 has already been paid. The second installment of $300,000 will be made following the end of the 12th month from his start date. These payments are subject to repayment if his employment with the Company does not exceed 24 months under certain conditions.
Mr. Nomura also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Nomura’s employment is at-will and may be terminated by the Company or by Mr. Nomura at any time.
Ms. Rohosy.  We have an employment arrangement with Ms. Rohosy effective May 9, 2011. It initially provided for an annualized base salary of $350,000 and an AIP participation rate of 40%, both of which have since been adjusted, and may be further adjusted, pursuant to annual review. The arrangement also provides for her participation in our 2006 Equity Incentive Plan. These elements of Ms. Rohosy's compensation for 2014 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Ms. Rohosy also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Ms. Rohosy's employment is at-will and may be terminated by the Company or by Ms. Rohosy at any time.

2014 Grants of Plan-Based Awards
The following table provides information on all plan-based awards granted to each of our named executive officers during the year ended November 30, 2014. The awards and the unvested portion of stock appreciation rights ("SARs") identified below are also reported in the Outstanding Equity Awards at Fiscal Year-End table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($)	Full Grant Date Fair Value(5) ($)

Charles V. Bergh	N/A	$—	$1,920,000	$3,840,000
	2/5/2014				64,385	128,770	193,154		$64.50	$2,421,571
	2/5/2014							193,154	64.50	3,372,057

Harmit Singh	N/A	—	560,000	1,120,000
	2/5/2014				14,684	29,369	44,052		64.50	552,296
	2/5/2014							44,052	64.50	769,054

Roy Bagattini	N/A	—	465,500	931,000
	2/5/2014				7,625	15,249	22,873		64.50	286,764
	2/5/2014							22,873	64.50	399,314

Craig Nomura	N/A	—	406,000	812,000
	2/5/2014	—			10,731	21,462	32,192		64.50	403,602
	2/5/2014							32,192	64.50	562,004

Anne Rohosy	N/A	—	576,000	1,152,000
	2/5/2014				12,425	24,850	37,275		64.50	467,314
	2/5/2014							37,275	64.50	650,742
______________

(1)
The amounts shown in these columns reflect the estimated potential payment levels for the fiscal 2014 performance period under the Company’s annual incentive plan (the “AIP”), further described under “Compensation Discussion and Analysis for Named Executive Officers.” The potential payouts were performance-based and, therefore, were completely at risk. The potential target and maximum payment amounts assume achievement of 100% and 200%, respectively, of the individual objectives of the AIP. There were no threshold payment amounts for fiscal 2014 under the AIP. Each executive received a bonus under the AIP, which is reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation."

(2)
For each executive, the amounts shown in these columns reflect, in shares, the threshold, target and maximum amounts for performance-based SARs subject to a three-year performance period beginning in fiscal 2014 that is further described under “Compensation Discussion and Analysis for Named Executive Officers.” The potential awards are performance-based and, therefore, completely at risk.

(3)	Reflects SARs granted in 2014 under the 2006 Equity Incentive Plan.

(4)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.

(5)
The value of an option award, which is granted in the form of stock appreciation rights, is based on the fair value as of the grant date of such award determined in accordance with FASB ASC 718. Please refer to Notes 1 and 11 of the audited consolidated financial statements for the relevant assumptions used to determine the valuation of our option awards. Values for future payouts of performance-based SARs reflect the aggregate grant date fair value based on target award achievement. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values would be $3,632,338 for Mr. Bergh, $828,416 for Mr. Singh, $430,136 for Mr. Bagattini, $605,383 for Mr. Nomura, and $700,971 for Ms. Rohosy.

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table shows all outstanding equity awards held by each of our named executive officers as of November 30, 2014. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised(2)	SAR Exercise Price(3)	SAR Expiration Date

Charles V. Bergh	354,835	81,885	(a)		$32.00	2/2/2019
	353,362	145,502	(b)		32.00	2/2/2019
	131,944	155,934	(c)		37.75	2/5/2020
		193,154	(d)		64.50	2/5/2021
				191,919	37.75	2/5/2020
				128,770	64.50	2/5/2021

Harmit Singh	30,092	35,564	(c)		37.75	2/5/2020
		44,052	(d)		64.50	2/5/2021
				43,771	37.75	2/5/2020
				29,369	64.50	2/5/2021

Roy Bagattini	11,404	20,796	(f)		59.25	7/11/2020
		22,873	(d)		64.50	2/5/2021
				21,467	59.25	7/11/2020
				15,249	64.50	2/5/2021

Craig Nomura		32,192	(d)		64.50	2/5/2021
				21,462	64.50	2/5/2021

Anne Rohosy	9,375	4,375	(e)		39.50	7/14/2018
	10,938	21,875	(b)		32.00	2/2/2019
	7,366	27,375	(c)		37.75	2/5/2020
		37,275	(d)		64.50	2/5/2021
				33,670	37.75	2/5/2020
				24,850	64.50	2/5/2021
______________

(1)	The following sets forth the vesting schedule for the outstanding SAR awards and generally depends upon continued employment:

(a)	SARs vest 25% on 9/1/2012 and then monthly over the remaining 36 months.

(b)	SARs vest 25% on 2/1/2013 and then monthly over the remaining 36 months.

(c)	SARs vest 25% on 2/5/2014 and then monthly over the remaining 36 months.

(d)	SARs vest 25% on 2/5/2015 and then monthly over the remaining 36 months.

(e)	SARs vest 25% on 7/13/2012 and then monthly over the remaining 36 months.

(f)	SARs vest 25% on 7/10/2014 and then monthly over the remaining 36 months.

(2)
Represents the target number of SARs that may be earned under the performance-based SAR award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of the three-year performance period. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (481,032), Mr. Singh (109,710), Mr. Bagattini (55,074), Mr. Nomura (32,192), and Ms. Rohosy (87,780).

(3)	The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Evercore valuation process.

Option Exercises
The following table shows all SARs exercised and the value realized upon exercise by each of our named executive officers for the year ended November 30, 2014.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Charles V. Bergh	—	$—
Harmit Singh	—	—
Roy Bagattini	—	—
Craig Nomura	—	—
Anne Rohosy	28,282	828,419
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
In addition, under the Deferred Compensation Plan, the Company provides a match up to 6% of eligible deferred compensation that cannot be provided under the qualified 401(k) plan due to IRS qualified plan compensation limits. The amounts in the table below reflect non-qualified contributions over the 401(k) limit by the executive officers and the resulting Company match.
The table below provides information on the non-qualified deferred compensation activity for each of our named executive officers for the year ended November 30, 2014.

	Year Ended November 30, 2014
Name	Company Contributions(1)	Executive Contributions	Aggregate Earnings	Aggregate Withdrawals / Distributions	Aggregate Balance at November 30, 2014

Charles V. Bergh	$249,029	$199,233	$105,537	$—	$1,155,974
Harmit Singh	—	—	—	—	—
Roy Bagattini(2)	102,200	—	—	—	165,626
Craig Nomura	—	—	—	—	—
Anne Rohosy	99,938	665,095	233,688	—	3,395,408
______________

(1)
For Mr. Bergh and Ms. Rohosy, these amounts reflect the deferred compensation plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

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
In 2014, our U.S. severance arrangements under our Executive Severance Plan offered the named executive officers, except Mr. Bergh and Mr. Bagattini, basic severance of two weeks of base salary or upon execution of a General Release Agreement, enhanced severance of 78 weeks of base salary plus the beneficiaries' AIP target amount, if their employment ceases due to a reduction in force, layoff or position elimination. Mr. Bagattini, under local Singapore law, is eligible for three months annual base salary plus a month of base salary for every year of service. We also cover the cost of the COBRA health coverage premium for the duration of the executive's severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive's employment. We also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.
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
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 30, 2014. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $81 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2014.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$8,320,000	$—	$8,320,000
Stock Appreciation Rights(2)	—	—	19,558,409	—	31,498,351

Benefits:
COBRA & Life Insurance(3)	—	—	18,575	—	18,575
_____________

(1)
In the event of involuntary termination without Cause, Good Reason, or Change in Control, Mr. Bergh would be eligible for severance based on Mr. Bergh's annual salary of $1,280,000, his AIP target of 150% of his base salary as set forth in the termination provisions in his employment contract.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)
Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment. Mr. Bergh is also eligible for a COBRA subsidy should termination occur due to a Change in Control, based on his employment contract.

Harmit Singh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,890,000	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	4,642,685

Benefits:
COBRA & Life Insurance(3)	—	—	18,575	—	—
_____________

(1)	Based on Mr. Singh's annual base salary of $700,000 and his AIP target of 80% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Roy Bagattini
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$216,967	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	1,548,233

Benefits:
COBRA & Life Insurance	—	—	—	—	—
_____________

(1)
Based on on three months of Mr. Bagattini’s annual base salary expressed in U.S. Dollars of $650,902 as notice pay and one month of salary based on years of service, in accordance with local Singapore provisions.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

Craig Nomura
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,479,000	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	885,291

Benefits:
COBRA & Life Insurance(3)	—	—	18,575	—	—
_____________

(1)	Based on Mr. Nomura's annual base salary of $580,000 and his AIP target of 70% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Anne Rohosy
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,944,000	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	4,917,918

Benefits:
COBRA & Life Insurance(3)	—	—	18,575	—	—
____________

(1)	Based on Ms. Rohosy's annual base salary of $720,000 and her AIP target of 80% of her base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2014:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total

Stephen C. Neal(3)	$207,500	$224,910	$9,095	$441,505
Robert D. Haas(4)	25,000	—	96,000	121,000
Fernando Aguirre(5)	281,948	—	5,483	287,431
Troy Alstead	120,000	124,943	4,580	249,523
Jill Beraud	100,000	124,943	2,580	227,523
Vanessa J. Castagna	100,000	124,943	5,418	230,361
Robert A. Eckert(6)	120,000	124,943	9,030	253,973
Spencer Fleischer	111,250	124,943	1,677	237,870
Mimi L. Haas(7)	75,000	156,161	—	231,161
Peter E. Haas, Jr.	100,000	124,943	5,354	230,297
Jenny Ming(8)	25,000	—	—	25,000
Patricia Salas Pineda(9)	100,000	124,943	17,433	242,376
___________

(1)
These amounts, from RSUs granted under the Equity Incentive Plan in 2014, reflect the aggregate grant date fair value computed in accordance with the Company's accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors in fiscal 2014, including RSUs that were vested but deferred and RSUs that were not vested:

Name	Aggregate Outstanding RSUs

Stephen C. Neal	10,592
Robert D. Haas	2,541
Fernando Aguirre	1,821
Troy Alstead	6,926
Jill Beraud	4,392
Vanessa J. Castagna	6,018
Robert A. Eckert	12,590
Spencer Fleischer	3,986
Mimi L. Haas	2,335
Peter E. Haas, Jr.	5,986
Jenny Ming	—
Patricia Salas Pineda	14,467

(2)	This column includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2014 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted

Stephen C. Neal	$9,095
Robert D. Haas	2,000
Fernando Aguirre	5,483
Troy Alstead	4,580
Jill Beraud	2,580
Vanessa J. Castagna	5,418
Robert A. Eckert	9,030
Spencer Fleischer	1,677
Mimi L. Haas	—
Peter E. Haas, Jr.	5,354
Jenny Ming	—
Patricia Salas Pineda	9,933

(3)	Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan.

(4)
Mr. R.D. Haas retired from the Board on April 3, 2014. This amount represents other compensation received both as a member of the Board and as Chairman Emeritus. Includes administrative support services valued at $66,435, provision of a car at a value of $8,530, use of an office at a value of $16,932, and home security services for his services as Chairman Emeritus.

(5)	Mr. Aguirre resigned from the Board effective on August 15, 2014. This amount includes a cash distribution in the amount of $208,198 under the Deferred Compensation Plan.

(6)	Mr. Eckert elected to defer 100% of his director's fees under the Deferred Compensation Plan.

(7)	On February 5, 2014, the Board elected Mrs. Haas to the Board effective as of April 4, 2014

(8)	On September 30, 2014, the Board elected Ms. Ming to the Board effective as of that date.

(9)	Ms. Pineda elected to defer 50% of her director’s fees under the Deferred Compensation Plan. Ms. Pineda's 2014 amount includes charitable matches of $7,500.
Board compensation is reviewed by the Nominating, Governance and Corporate Citizenship Committee and approved by the Board. In fiscal 2014, director compensation consisted of an annual retainer paid in cash and equity compensation in the form of RSUs. Committee chairpersons also received an additional cash retainer, as described below.
Annual Cash Retainer
In fiscal 2014, each non-employee director received compensation consisting of an annual cash retainer fee of $100,000 and was eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In 2014, Mr. Eckert, Mr. Neal and Ms. Pineda participated in this Deferred Compensation Plan.
Equity Compensation
In fiscal 2014, each non-employee director also received an annual equity award in the form of RSUs which are granted under the Equity Incentive Plan. The annual equity award value in the form of RSUs granted under the Equity Incentive Plan is $125,000. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Evercore valuation process.
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
Under the terms of the Equity Incentive Plan, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all stockholders. Therefore, all directors who held RSUs as of February 18, 2014, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
Compensation of Committee Chairpersons
In addition to the compensation described above, committee chairpersons receive an additional retainer fee in the amount of $20,000 for the Audit Committee and the Human Resources Committee and $15,000 for the Finance Committee and the Nominating, Governance and Corporate Citizenship Committee.
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
Compensation Committee Interlocks and Insider Participation
The Human Resources Committee serves as the compensation committee of our Board. Its members are Mr. Eckert (Chair), Ms. Castagna, Mr. P.E. Haas Jr., and Ms. Pineda. In 2014, no member of the Human Resources Committee was a current officer or employee of ours. Mr. R.D. Haas was a member of the Human Resources Committee until he retired from the Board on April 3, 2014. He served as our Chief Executive Officer from 1984 to 1999. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement described below. The following table contains information about the beneficial ownership of our common stock as of February 9, 2015, by:

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
As of February 9, 2015, there were 282 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,434,738 shares of common stock outstanding as of February 9, 2015. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Mimi L. Haas	6,547,314		17.49%
Peter E. Haas Jr.	6,406,307	(1)	17.11%
Margaret E. Haas	4,354,330	(2)	11.63%
Robert D. Haas	3,932,883	(3)	10.51%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.78%
Troy Alstead	712		*
Jill Beraud	712		*
Vanessa J. Castagna	16,615		*
Robert A. Eckert	712		*
Spencer Fleischer	—		—
Jenny Ming	—		—
Stephen C. Neal	14,678		*
Patricia Salas Pineda	6,461		*
Charles V. Bergh	585,307	(5)	1.56%
Harmit Singh	22,336	(6)	*
Anne Rohosy	32,849	(7)	*
Craig Nomura	1,912	(8)	*
Roy Bagattini	5,140	(9)	*
Directors and executive officers as a group (22 persons)	13,830,374	(10)	36.95%

* Less than 1%.
_____________

(1)
Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities, and for which Mr. Haas shares voting and investment power. Includes an aggregate of 1,474,031 shares held by trusts, of which Mr. Haas is trustee, for the benefit of his children, grandchildren, stepdaughters and sister. Mr. Haas has sole voting and investment power over these shares. Includes 40,000 shares held by Mr. Haas' spouse over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these shares.

(2)
Includes 1,314,462 shares held in trusts and a limited liability company, of which Ms. Haas is trustee and managing member, respectively, for the benefit of Ms. Haas' son. Ms. Haas has sole voting and investment power over these shares. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is a board member, for the benefit of charitable entities and for which Ms. Haas shares voting and investment power.

(3)
Includes 1,991,649 shares held jointly by Mr. Haas and his spouse and, as co-trustees, they share voting and investment power. Includes 599,307 shares held by a trust, of which Mr. Haas is trustee, for the benefit of his daughter. Mr. Haas has sole voting and investment power over these shares. Includes 23,645 shares held by Mr. Haas' spouse over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above.

(5)	Includes 585,307 shares that Mr. Bergh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 9, 2015.

(6)	Includes 22,336 shares that Mr. Singh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 9, 2015.

(7)	Includes 26,382 shares that Ms. Rohosy has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 9, 2015.

(8)	Includes 1,912 shares that Mr. Nomura has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 9, 2015.

(9)	Includes 5,140 shares that Mr. Bagattini has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 9, 2015.

(10)	Includes 830,396 shares that our executive officers have the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 9, 2015.
Equity Compensation Plan Information
The following table sets forth certain information, as of November 30, 2014, with respect to the EIP, our only equity compensation plan. This plan was amended and restated by the Board in February 2014 and approved by our stockholders at the Annual Meeting of Stockholders in April 2014. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
3,526,714	1,628,457	$44.63	2,321,241
_____________

(1)	Includes only dilutive SARs.

(2)
Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 30, 2014, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of securities to be issued upon exercise of outstanding dilutive SARs, less shares issued in connection with converted RSUs, less securities expected to be issued in the future upon conversion of outstanding RSUs. The EIP provides for an award pool of 6,000,000 shares of Company common stock that may be subject to awards under the plan (prior to the amendment, the plan provided that 700,000 shares of Company common stock could be issued to awards under the plan). The 1,628,457 shares in the table above reflects the potential number of shares which could be issued pursuant to outstanding awards. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or awards which are cancelled and regranted in accordance with the terms of the plan; (iii) shares covered by an award that may only be settled in cash per the terms of the award which do not count against the plan's award pool; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

Stockholders' Agreement
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives and are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity. The Stockholders' Agreement will terminate on April 15, 2019, (unless extended for a maximum of two, two-year periods), or earlier upon the first of the following to occur: (1) the Company's receipt of a written notice signed by stockholders holding at least two-thirds of the shares of common stock seeking to terminate the Stockholders' Agreement, or (2) 180 days following the consummation of an initial public offering ("IPO") (or such earlier date following the consummation of an IPO that the Company's Board of Directors may determine).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2014, we donated $6.3 million to the Levi Strauss Foundation.

Kelly McGinnis and Lisa Collier, Executive Vice President and President of Global Dockers® Brand, are board members of the Red Tab Foundation, which is not a consolidated entity of the Company. Peter E. Haas Jr. is President of the Red Tab Foundation. During 2014, the Company donated $0.6 million to the Red Tab Foundation.
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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2014 and 2013:

	Year Ended
	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Services provided:
Audit fees(1)	$5,897	$4,931
Audit-related fees	—	—
Tax fees	644	703
All other fees(2)	—	1,805
Total fees	$6,541	$7,439
_____________

(1)
These include fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits. Further, these include fees for services in support of issuing non-audit letters over financial information, as well as fees for access to electronic accounting and audit reference materials.

(2)
Consist of fees for other permissible services other than the services reported above. The 2013 fees primarily consist of consulting services associated with the Company's operational planning processes.

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

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective February 10, 2014. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2014.*

10.6	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 6, 2014.*

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

10.16	Exhibits to the Amended and Restated Credit Agreement. Filed herewith.

10.17
U.S. Security Agreement, dated September 30, 2011, by the registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.18
Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.19
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.20
Employment Offer Letter between Roy Bagattini and the Registrant, dated February 20, 2013, as amended by that certain addendum by and between Mr. Bagattini and the Registrant dated December 18, 2013. Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.21
Employment Offer Letter between Anne Rohosy and the Registrant, dated September 29, 2009. Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.22	Employment Offer Letter between Craig Nomura and the Registrant, dated January 6, 2014. Filed herewith.*

10.23	Forms of stock appreciation rights award agreements. Filed herewith*

10.24	Master Services Agreement, by and between the Registrant and Wipro Limited, dated as of November 7, 2014. Filed herewith. **

10.25	Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Filed herewith. **

10.26
First Amendment to Stockholders' Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2014.

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
** Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Commission.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 30, 2014	$18,264	$662	$6,222	$12,704
November 24, 2013	$20,738	$1,158	$3,632	$18,264
November 25, 2012	$22,684	$5,024	$6,970	$20,738

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 30, 2014	$32,675	$138,577	$139,061	$32,191
November 24, 2013	$40,575	$137,613	$145,513	$32,675
November 25, 2012	$51,023	$161,620	$172,068	$40,575

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 30, 2014	$110,572	$322,164	$334,320	$98,416
November 24, 2013	$102,361	$331,937	$323,726	$110,572
November 25, 2012	$102,359	$254,556	$254,554	$102,361

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions	Balance at End of Period
	(Dollars in thousands)
November 30, 2014	$96,026	$—	$6,212	$89,814
November 24, 2013	$74,456	$5,169	$(16,401)	$96,026
November 25, 2012	$98,736	$(1,329)	$22,951	$74,456
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2015		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 9, 2015
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 9, 2015
Charles V. Bergh	Chief Executive Officer

/s/ TROY ALSTEAD	Director	Date:	February 9, 2015
Troy Alstead

/s/ JILL BERAUD	Director	Date:	February 9, 2015
Jill Beraud

/s/ VANESSA J. CASTAGNA	Director	Date:	February 9, 2015
Vanessa J. Castagna

/s/ ROBERT A. ECKERT	Director	Date:	February 9, 2015
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	February 9, 2015
Spencer C. Fleischer

/s/ MIMI L. HAAS	Director	Date:	February 9, 2015
Mimi L. Haas

/s/ PETER E. HAAS JR.	Director	Date:	February 9, 2015
Peter E. Haas Jr.

/s/ JENNY MING	Director	Date:	February 9, 2015
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 9, 2015
Patricia Salas Pineda

/s/ WADE W. WEBSTER	Vice President and Controller	Date:	February 9, 2015
Wade W. Webster	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION
We will furnish our 2014 annual report and proxy statement to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

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

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective February 10, 2014. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2014.*

10.6	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 6, 2014.*

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

10.16	Exhibits to the Amended and Restated Credit Agreement. Filed herewith.

10.17
U.S. Security Agreement, dated September 30, 2011, by the registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.18
Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.19
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.20
Employment Offer Letter between Roy Bagattini and the Registrant, dated February 20, 2013, as amended by that certain addendum by and between Mr. Bagattini and the Registrant dated December 18, 2013. Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.21
Employment Offer Letter between Anne Rohosy and the Registrant, dated September 29, 2009. Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.22	Employment Offer Letter between Craig Nomura and the Registrant, dated January 6, 2014. Filed herewith.*

10.23	Forms of stock appreciation rights award agreements. Filed herewith*

10.24	Master Services Agreement, by and between the Registrant and Wipro Limited, dated as of November 7, 2014. Filed herewith. **

10.25	Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Filed herewith. **

10.26
First Amendment to Stockholders' Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2014.

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
** Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Commission.