Form 10-K/A
period 2014-11-30
LEVI STRAUSS & CO
filed 2015-02-13
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Amendment No. 1 to
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 to Levi Strauss & Co.’s Annual Report on Form 10-K is being amended hereby solely to include Exhibit 10.25 which was not included in the Form 10-K filed with the Securities and Exchange Commission on February 12, 2015 due to technical difficulties. No other changes have been made to the Form 10-K. This Amendment No. 1 speaks of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 12, 2015		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.25	Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Filed herewith. **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

** Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Commission.