Form 10-Q
period 2015-03-01
LEVI STRAUSS & CO
filed 2015-04-14
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 1, 2015
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
Common Stock $.01 par value — 37,419,788 shares outstanding on April 9, 2015

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 1, 2015	November 30, 2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$202,730	$298,255
Trade receivables, net of allowance for doubtful accounts of $11,533 and $12,704	368,808	481,981
Inventories:
Raw materials	4,053	4,501
Work-in-process	4,076	5,056
Finished goods	585,481	591,359
Total inventories	593,610	600,916
Deferred tax assets, net	166,645	178,015
Other current assets	119,294	99,347
Total current assets	1,451,087	1,658,514
Property, plant and equipment, net of accumulated depreciation of $792,643 and $784,493	372,452	392,062
Goodwill	236,090	238,921
Other intangible assets, net	45,053	45,898
Non-current deferred tax assets, net	486,560	488,398
Other non-current assets	99,860	100,280
Total assets	$2,691,102	$2,924,073

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$33,847	$131,524
Accounts payable	197,290	234,892
Accrued salaries, wages and employee benefits	139,149	178,470
Restructuring liabilities	42,596	57,817
Accrued interest payable	25,028	5,679
Accrued income taxes	10,051	9,432
Other accrued liabilities	260,619	263,182
Total current liabilities	708,580	880,996
Long-term debt	1,091,622	1,092,478
Long-term capital leases	11,423	11,619
Postretirement medical benefits	116,377	122,213
Pension liability	386,446	406,398
Long-term employee related benefits	69,434	80,066
Long-term income tax liabilities	34,473	35,821
Other long-term liabilities	55,890	62,363
Total liabilities	2,474,245	2,691,954
Commitments and contingencies
Temporary equity	79,921	77,664

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,437,470 shares and 37,430,283 shares issued and outstanding	374	374
Additional paid-in capital	—	—
Retained earnings	518,020	528,209
Accumulated other comprehensive loss	(382,537)	(375,340)
Total Levi Strauss & Co. stockholders’ equity	135,857	153,243
Noncontrolling interest	1,079	1,212
Total stockholders’ equity	136,936	154,455
Total liabilities, temporary equity and stockholders’ equity	$2,691,102	$2,924,073
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands) (Unaudited)
Net revenues	$1,055,075	$1,129,990
Cost of goods sold	518,010	553,637
Gross profit	537,065	576,353
Selling, general and administrative expenses	425,282	424,762
Restructuring, net	4,338	57,935
Operating income	107,445	93,656
Interest expense	(23,312)	(31,829)
Other income (expense), net	(26,028)	4,183
Income before income taxes	58,105	66,010
Income tax expense	19,822	16,387
Net income	38,283	49,623
Net loss attributable to noncontrolling interest	109	348
Net income attributable to Levi Strauss & Co.	$38,392	$49,971

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands) (Unaudited)
Net income	$38,283	$49,623
Other comprehensive loss, net of related income taxes:
Pension and postretirement benefits	4,099	2,302
Net investment hedge gains (losses)	87	(4,228)
Foreign currency translation losses	(11,476)	(4,114)
Unrealized gain on marketable securities	70	39
Total other comprehensive loss	(7,220)	(6,001)
Comprehensive income	31,063	43,622
Comprehensive loss attributable to noncontrolling interest	132	389
Comprehensive income attributable to Levi Strauss & Co.	$31,195	$44,011

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$38,283	$49,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,475	26,945
Asset impairments	184	234
Loss on disposal of assets	26	3
Unrealized foreign exchange losses (gains)	7,489	(3,785)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	3,960	(5,915)
Employee benefit plans’ amortization from accumulated other comprehensive loss	4,272	3,692
Noncash restructuring charges	335	957
Amortization of deferred debt issuance costs	926	1,099
Stock-based compensation	3,600	2,314
Allowance for doubtful accounts	519	703
Change in operating assets and liabilities:
Trade receivables	129,587	63,555
Inventories	30,939	(55,739)
Other current assets	(12,647)	(8,749)
Other non-current assets	(2,048)	168
Accounts payable and other accrued liabilities	(106,432)	(45,417)
Restructuring liabilities	(16,009)	56,978
Income tax liabilities	3,203	3,020
Accrued salaries, wages and employee benefits and long-term employee related benefits	(74,484)	(53,302)
Other long-term liabilities	(201)	(326)
Other, net	(348)	(384)
Net cash provided by operating activities	37,629	35,674
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(21,152)	(20,434)
Proceeds from sale of assets	11	47
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(3,960)	5,915
Acquisitions, net of cash acquired	—	(75)
Net cash used for investing activities	(25,101)	(14,547)
Cash Flows from Financing Activities:
Repayments of long-term debt and capital leases	(741)	(1,029)
Proceeds from senior revolving credit facility	35,000	—
Repayments of senior revolving credit facility	(135,000)	—
Proceeds from short-term credit facilities	7,753	3,088
Repayments of short-term credit facilities	(5,045)	(2,423)
Other short-term borrowings, net	689	(7,179)
Restricted cash	736	560
Excess tax benefits from stock-based compensation	75	29
Net cash used for financing activities	(96,533)	(6,954)
Effect of exchange rate changes on cash and cash equivalents	(11,520)	(601)
Net (decrease) increase in cash and cash equivalents	(95,525)	13,572
Beginning cash and cash equivalents	298,255	489,258
Ending cash and cash equivalents	$202,730	$502,830

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$9,993	$5,209

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2,020	$2,490
Cash paid for income taxes during the period, net of refunds	18,049	13,441
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company operates its business through three geographic regions: Americas, Europe and Asia.
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 30, 2014, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 12, 2015.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended March 1, 2015, may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2015.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2015 and 2014 consists of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the following, which will become effective for the Company in the first quarter of 2017:

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnotes disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	March 1, 2015			November 30, 2014
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$26,444	$26,444	$—	$25,891	$25,891	$—
Forward foreign exchange contracts, net(3)	22,886	—	22,886	10,511	—	10,511
Total	$49,330	$26,444	$22,886	$36,402	$25,891	$10,511
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$9,671	$—	$9,671	$10,353	$—	$10,353
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	March 1, 2015		November 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$—	$—	$100,098	$100,098
4.25% Yen-denominated Eurobonds due 2016(1)	33,983	35,198	34,108	35,383
7.625% senior notes due 2020(1)	536,898	565,117	526,779	556,967
6.875% senior notes due 2022(1)	545,256	600,567	536,501	583,848
Short-term borrowings	33,923	33,923	31,742	31,742
Total	$1,150,060	$1,234,805	$1,229,228	$1,308,038
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 1, 2015, the Company had forward foreign exchange contracts to buy $544.4 million and to sell $292.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2016.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	March 1, 2015			November 30, 2014
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$25,338	$(2,452)	$22,886	$15,587	$(5,076)	$10,511
Forward foreign exchange contracts(2)	2,125	(11,796)	(9,671)	1,833	(12,186)	(10,353)
Total	$27,463	$(14,248)		$17,420	$(17,262)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(9,714)		$—	$(10,195)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	March 1, 2015			November 30, 2014
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$26,417	$(4,577)	$21,840	$15,555	$(6,908)	$8,647
Financial liabilities	(6,038)	4,577	(1,461)	(9,587)	6,908	(2,679)
Total			$20,379			$5,968
Embedded derivative contracts
Financial assets	$1,046	$—	$1,046	$1,865	$—	$1,865
Financial liabilities	(8,210)	—	(8,210)	(7,675)	—	(7,675)
Total			$(7,164)			$(5,810)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended
	March 1, 2015	November 30, 2014	March 1, 2015	February 23, 2014
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,226)	(19,367)	$346	$217
Euro senior notes	(15,751)	(15,751)	—	—
Cumulative income taxes	8,706	8,760
Total	$(21,634)	$(21,721)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$(3,960)	$5,915
Unrealized	11,868	(1,479)
Total	$7,908	$4,436

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

NOTE 4: DEBT

	March 1, 2015	November 30, 2014
	(Dollars in thousands)

Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$33,498	$33,985
7.625% senior notes due 2020	525,000	525,000
6.875% senior notes due 2022	533,124	533,493
Total unsecured	1,091,622	1,092,478
Total long-term debt	$1,091,622	$1,092,478
Short-term debt
Secured:
Senior revolving credit facility	$—	$100,000
Unsecured:
Short-term borrowings	33,847	31,524
Total short-term debt	$33,847	$131,524
Total long-term and short-term debt	$1,125,469	$1,224,002
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $717.0 million at March 1, 2015, as the Company’s total availability of $776.2 million was reduced by $59.2 million of letters of credit and other credit usage allocated under the credit facility.
Subsequent to the end of the first quarter, the Company borrowed approximately $50 million under its senior secured revolving credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended March 1, 2015, was 7.55% as compared to 7.91% in the same period of 2014.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 1, 2015	February 23, 2014	March 1, 2015	February 23, 2014
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,128	$2,159	$63	$68
Interest cost	11,840	13,761	1,147	1,338
Expected return on plan assets	(12,717)	(13,843)	—	—
Amortization of prior service benefit	(16)	(17)	—	(1)
Amortization of actuarial loss	3,160	2,696	1,128	989
Curtailment loss	335	232	—	700
Net settlement loss	—	60	—	—
Net periodic benefit cost	4,730	5,048	2,338	3,094
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	16	17	—	1
Amortization of actuarial loss	(3,160)	(2,696)	(1,128)	(989)
Curtailment loss	(335)	—	—	—
Net settlement loss	—	(25)	—	—
Total recognized in accumulated other comprehensive loss	(3,479)	(2,704)	(1,128)	(988)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1,251	$2,344	$1,210	$2,106

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

NOTE 6: RESTRUCTURING
In 2014, the Company announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The global productivity initiative will continue to be implemented through the end of 2015, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning.
For the three months ended March 1, 2015, and February 23, 2014, the Company recognized restructuring charges, net, of $4.3 million and $57.9 million, respectively, which were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $8.0 million and $6.4 million for the three months ended March 1, 2015, and February 23, 2014, respectively, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges are expected to continue through the first half of 2016.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$5,320	$51,321
Adjustments to severance and employee-related benefits	(1,249)	—
Lease and other contract termination costs	—	—
Other(2)	414	5,657
Adjustments to other	(482)	—
Noncash pension and postretirement curtailment losses, net(3)	335	957
Total	$4,338	$57,935
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

The following table summarizes the activities associated with restructuring liabilities for the three months ended March 1, 2015. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended March 1, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		March 1, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$56,963	$5,320	$(1,249)	$(13,681)	$(3,738)	$43,615
Lease and other contract termination costs	—	—	—	—	—	—
Other	6,400	414	(482)	(6,331)	—	1
Total	$63,363	$5,734	$(1,731)	$(20,012)	$(3,738)	$43,616

Current portion	$57,817					$42,596
Long-term portion	5,546					1,020
Total	$63,363					$43,616

	Three Months Ended February 23, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		February 23, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$51,321	$—	$—	$—	$51,321
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	5,657	—	—	—	5,657
Total	$—	$56,978	$—	$—	$—	$56,978

Current portion	$—					$56,978
Long-term portion	—					—
Total	$—					$56,978

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

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
Other Contingencies
Litigation.  There have been no material developments with respect to the information previously reported in the Company’s 2014 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, the Company has various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.

NOTE 8: DIVIDEND
The Company's Board of Directors (the “Board”) declared a cash dividend of $50.0 million in the first quarter of 2015, payable in the second quarter of 2015 to stockholders of record at the close of business on February 19, 2015. Dividend payable is included in "Other accrued liabilities" on the Company's consolidated balance sheets. Subsequent to the Company's quarter-end, on April 2, 2015, the Company paid the cash dividend.
The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Board depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	March 1, 2015	November 30, 2014
	(Dollars in thousands)
Pension and postretirement benefits	$(257,355)	$(261,454)
Net investment hedge losses	(21,634)	(21,721)
Foreign currency translation losses	(96,838)	(85,362)
Unrealized gain on marketable securities	2,304	2,234
Accumulated other comprehensive loss	(373,523)	(366,303)
Accumulated other comprehensive income attributable to noncontrolling interest	9,014	9,037
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(382,537)	$(375,340)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands)
Foreign exchange management gains(1)	$7,908	$4,436
Foreign currency transaction losses(2)	(35,959)	(2,238)
Interest income	460	627
Investment income	439	307
Other	1,124	1,051
Total other income (expense), net	$(26,028)	$4,183
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in 2015 were primarily due to favorable currency fluctuations relative to negotiated contracts rates on positions to sell the Mexican Peso.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2015 were primarily due to the weakening of various foreign currencies, particularly the Euro, against the U.S. Dollar.

NOTE 11: INCOME TAXES
The effective income tax rate was 34.1% for the three months ended March 1, 2015, compared to 24.8% for the same period ended February 23, 2014.
The effective tax rate in the first quarter of 2014 included a tax benefit that the Company recorded as a result of reversing a deferred tax liability associated with the change in assertion during the quarter to indefinitely reinvest certain undistributed foreign earnings. The effective tax rate in 2015 reflected an increase in state income taxes due to higher projected domestic income in 2015.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month period ended March 1, 2015, the Company donated $5.9 million to the Levi Strauss Foundation as compared to $5.2 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2015

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
Effective as of the beginning of 2015, the Company's regional licensing revenue, previously recorded centrally in the Company's Americas region, was revised to be recorded in the Company's respective regions. Regional licensing revenues are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior-year period has not been revised.
Business segment information for the Company is as follows:

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in thousands)
Net revenues:
Americas	$574,087	$626,836
Europe	277,488	300,426
Asia	203,500	202,728
Total net revenues	$1,055,075	$1,129,990
Operating income:
Americas	$102,292	$111,052
Europe	58,189	71,406
Asia	47,340	46,902
Regional operating income	207,821	229,360
Corporate:
Restructuring, net	4,338	57,935
Restructuring-related charges	8,007	6,441
Other corporate staff costs and expenses	88,031	71,328
Corporate expenses	100,376	135,704
Total operating income	107,445	93,656
Interest expense	(23,312)	(31,829)
Other income (expense), net	(26,028)	4,183
Income before income taxes	$58,105	$66,010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 569 company-operated stores located in 32 countries, including the United States, and through the ecommerce sites we operate. Our company-operated stores and ecommerce sites generated approximately 28% of our net revenues in the first three months of 2015, as compared to 27% in the same period in 2014, with our ecommerce sites representing approximately 14% of this revenue in 2015, as compared to 13% in the same period in 2014. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 46% of our net revenues and 51% of our regional operating income in the first three months of 2015, as compared to 45% and 52% of our net revenues and regional operating income, respectively, in the same period in 2014. Sales of Levi’s® brand products represented approximately 87% of our total net sales in the first three-month period in 2015, as compared to 86% of our total net sales for the same period in 2014.
Global Productivity Initiative
In 2014, we announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The global productivity initiative will continue to be implemented through the end of 2015, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning. We expect that this initiative, when completed, will generate net annualized cost savings of $175 – $200 million, relative to the cost structure of the Company and foreign currency exchange rates prior to the commencement of this initiative.
For the three months ended March 1, 2015, and February 23, 2014, we recognized restructuring charges, net, of $4.3 million and $57.9 million, respectively, for the global productivity initiative, which consist primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses. Related charges of $8.0 million and $6.4 million for the three months ended March 1, 2015, and February 23, 2014, respectively, consist primarily of consulting fees for our centrally-led cost-savings and productivity projects, as well as transition costs associated with our decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in selling, general and administrative expenses ("SG&A"). Cash payments for charges are expected to continue through the first half of 2016. Actions taken to date for the global productivity initiative are expected to deliver approximately $125 – $150 million in net annualized savings, relative to the cost structure of the Company and foreign currency exchange rates prior to the commencement of this initiative.
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

Consumer discretionary spending, which remains mixed globally, continues to result in a challenging retail environment for us and our customers, characterized by inconsistent traffic patterns and contributing to a generally promotional environment.  Slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods also continue to pressure global discretionary spending.  Both our wholesale and retail channels continue to face competition from vertically-integrated specialty stores, fast-fashion retailers, and, increasingly, ecommerce shopping enabled by the proliferation of online technologies, which constitutes an increasing proportion of global apparel sales, particularly around the key holiday selling season.  Our domestic and multi-national competitors also continue to expand their global footprints in both brick-and-mortar retail and online.  Given consumers’ increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.  While currency values are in constant flux, the recent appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, has impacted the global retail environment and will continue to impact our results in the near-term.
Our First Quarter 2015 Results

•
Net revenues. Compared to the first quarter of 2014, consolidated net revenues decreased on a reported basis by 7% and decreased on a constant-currency basis by 1%, primarily reflecting lower sales at wholesale and retail in the Americas, partially offset by increased sales from our retail network in Europe and Asia.

•
Operating income. Compared to the first quarter of 2014, consolidated operating income increased by 15% and operating margin improved to 10%, primarily reflecting lower restructuring charges in 2015, partially offset by higher SG&A as a percentage of lower revenues and the effects of currency.

•	Cash flows. Cash flows provided by operating activities were approximately $38 million for the three-month period in 2015 as compared to $36 million for the same period in 2014.
Financial Information Presentation
Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2015 and 2014 consists of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks. Due to our fiscal calendar, the first quarter of fiscal year 2014 included the last calendar week of November 2013, while the first quarter of fiscal year 2015 included the last calendar week of February 2015.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2015, our regional licensing revenue, previously recorded centrally in our Americas region, was revised to be recorded in our respective regions. Regional licensing revenues are not significant to any of our regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior-year period has not been revised.
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated and ecommerce stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives. Net revenues also includes royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

•
Cost of goods sold is primarily comprised of product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•
Selling costs include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our ecommerce operations.

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

Results of Operations for Three Months Ended March 1, 2015, as Compared to Same Period in 2014
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 1, 2015	February 23, 2014	% Increase (Decrease)	March 1, 2015	February 23, 2014
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,055.1	$1,130.0	(6.6)%	100.0%	100.0%
Cost of goods sold	518.0	553.6	(6.4)%	49.1%	49.0%
Gross profit	537.1	576.4	(6.8)%	50.9%	51.0%
Selling, general and administrative expenses	425.4	424.8	0.1%	40.3%	37.6%
Restructuring, net	4.3	57.9	(92.5)%	0.4%	5.1%
Operating income	107.4	93.7	14.7%	10.2%	8.3%
Interest expense	(23.3)	(31.9)	(26.8)%	(2.2)%	(2.8)%
Other income (expense), net	(26.0)	4.2	(722.2)%	(2.5)%	0.4%
Income before income taxes	58.1	66.0	(12.0)%	5.5%	5.8%
Income tax expense	19.8	16.4	21.0%	1.9%	1.5%
Net income	38.3	49.6	(22.9)%	3.6%	4.4%
Net loss attributable to noncontrolling interest	0.1	0.4	(68.7)%	—	—
Net income attributable to Levi Strauss & Co.	$38.4	$50.0	(23.2)%	3.6%	4.4%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	March 1, 2015	February 23, 2014	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$574.1	$626.9	(8.4)%	(7.3)%
Europe	277.5	300.4	(7.6)%	9.1%
Asia	203.5	202.7	0.4%	4.5%
Total net revenues	$1,055.1	$1,130.0	(6.6)%	(1.3)%
Total net revenues decreased on both reported and constant-currency bases for the three-month period ended March 1, 2015, as compared to the same prior-year period.
Americas.    Net revenues in our Americas region decreased on both reported and constant-currency bases for the three-month period ended March 1, 2015, with currency affecting net revenues unfavorably by approximately $7 million.
Net revenues at wholesale decreased due to the timing of our fiscal calendar, as well as our decision to license the Dockers® brand women's business; our results in the first quarter of 2014 included wholesale revenues for the Dockers® brand women's business. Lower sales at retail in the first quarter of 2015 reflected the timing of the Black Friday sales weeks, which were included the first and fourth quarters of 2014, based on our fiscal calendar.
Europe.    Net revenues in Europe decreased on a reported basis and increased on a constant-currency basis for the three-month period ended March 1, 2015, with currency affecting net revenues unfavorably by approximately $46 million.
Constant-currency net revenues increased from the performance and expansion of our company-operated retail network, particularly in the Spain, U.K. and Russia markets.
Asia.    Net revenues in Asia increased on both reported and constant-currency bases for the three-month period ended March 1, 2015, with currency affecting net revenues unfavorably by approximately $8 million.
The increase in net revenues for the three-month period was primarily due to the expansion of our company-operated retail network and increased promotional activity, particularly during the Chinese New Year sales season.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	March 1, 2015	February 23, 2014	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,055.1	$1,130.0	(6.6)%
Cost of goods sold	518.0	553.6	(6.4)%
Gross profit	$537.1	$576.4	(6.8)%
Gross margin	50.9%	51.0%
Currency translation unfavorably impacted gross profit by approximately $35 million and gross margin by approximately 40 basis points for the three-month period ended March 1, 2015. Excluding the currency translation effect, gross margin improved primarily due to lower negotiated product costs and streamlined supply chain operations. Higher margins of our international businesses were also impacted by the unfavorable transactional impact of currency.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 1, 2015	February 23, 2014	% Increase (Decrease)	March 1, 2015	February 23, 2014
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$181.0	$183.2	(1.2)%	17.2%	16.2%
Advertising and promotion	50.2	31.6	59.0%	4.8%	2.8%
Administration	83.7	86.9	(3.8)%	7.9%	7.7%
Other	102.5	116.7	(12.2)%	9.7%	10.3%
Restructuring-related charges	8.0	6.4	24.3%	0.8%	0.6%
Total SG&A	$425.4	$424.8	0.1%	40.3%	37.6%

Currency impacted SG&A favorably by approximately $22 million for the three-month period ended March 1, 2015, as compared to the same prior-year period.
Selling.  Currency impacted selling expenses favorably by approximately $13 million for the three-month period ended March 1, 2015, as compared to the same prior-year period. Excluding the currency impact, higher selling expenses of $11 million reflected costs associated with the expansion of our company-operated store network and ecommerce business. We had 32 more company-operated stores at the end of the first quarter of 2015 than we did at the end of the first quarter of 2014.
Advertising and promotion.   The increase in advertising and promotion expenses for the three-month period ended March 1, 2015, primarily reflected a difference in the timing of production and media spend for our campaigns.
Administration.    Currency impacted administration expenses favorably by approximately $4 million for the three-month period ended March 1, 2015, as compared to the same prior-year period. Administration expenses primarily reflected higher expenses associated with our stock-based incentive compensation plans, resulting from an increase in the fair value of our common stock, partially offset by savings in the current year resulting from our global productivity initiative.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs.  Currency impacted other SG&A expenses favorably by approximately $4 million for the three-month period ended March 1, 2015, as compared to the same prior-year period. Lower costs primarily reflected marketing organization and information resources savings resulting from our global productivity initiative.

Restructuring-related charges.  Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects, as well as transition costs associated with our decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in SG&A in the Company's consolidated statements of income.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 1, 2015	February 23, 2014	% Increase (Decrease)	March 1, 2015		February 23, 2014
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$102.3	$111.1	(7.9)%	17.8%		17.7%
Europe	58.2	71.4	(18.5)%	21.0%		23.8%
Asia	47.3	46.9	0.9%	23.3%		23.1%
Total regional operating income	207.8	229.4	(9.4)%	19.7%	*	20.3%	*

Corporate:
Restructuring, net	4.3	57.9	(92.5)%	0.4%	*	5.1%	*
Restructuring-related charges	8.0	6.4	24.3%	0.8%	*	0.6%	*
Other corporate staff costs and expenses	88.1	71.4	23.4%	8.3%	*	6.3%	*
Corporate expenses	100.4	135.7	(26.0)%	9.5%	*	12.0%	*
Total operating income	$107.4	$93.7	14.7%	10.2%	*	8.3%	*
Operating margin	10.2%	8.3%
______________
 * Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $13 million for the three-month period ended March 1, 2015.
Regional operating income.

•
Americas. For the three-month period ended March 1, 2015, the decline in operating income reflected increased investment in advertising and lower net revenues in the region, partially offset by an improvement in the region's gross margin. Currency had no significant impact on the region's operating income for the three-month period.

•
Europe. Currency unfavorably affected operating income in the region by approximately $12 million for the three-month period ended March 1, 2015. Operating income and operating margin decreased primarily due to the region's lower gross margin, which was driven by higher sourcing costs for the region.

•
Asia. The increase in operating income and operating margin primarily reflected the region's higher revenues. Currency had no significant impact on the region's operating income for the three-month period.

Corporate.    Corporate expenses include SG&A that are not attributed to any of our regional operating segments. As compared to the same prior-year period, lower corporate expenses in the three-month period ended March 1, 2015, reflected lower restructuring charges in the current year and savings in the current year resulting from our global productivity initiative. These lower costs were partially offset by the higher stock-based incentive compensation expense in the current year.

Interest expense
Interest expense was $23.3 million for the three-month period ended March 1, 2015, as compared to $31.9 million for the same period in 2014. The decrease in interest expense was primarily due to lower average debt balances in 2015.
The weighted-average interest rate on average borrowings outstanding for the three-month period ended March 1, 2015, was 7.55% as compared to 7.91% for the same period in 2014. The weighted-average interest rate decreased for the three-month period as a result of our debt reduction activities in 2014.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended March 1, 2015, we recorded expense of $26.0 million as compared to income of $4.2 million for the same prior-year period. The expense in 2015 primarily reflected losses on our foreign currency denominated balances.
Income tax expense
The effective income tax rate was 34.1% for the three months ended March 1, 2015, compared to 24.8% for the same period ended February 23, 2014.
The effective tax rate in the first quarter of 2014 included a tax benefit that we recorded as a result of reversing a deferred tax liability associated with the change in assertion during the quarter to indefinitely reinvest certain undistributed foreign earnings. The effective tax rate in 2015 reflected an increase in state income taxes due to higher projected domestic income in 2015.
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
As of March 1, 2015, we had no borrowings under the credit facility and unused availability under the credit facility was $717.0 million, as our total availability of $776.2 million, based on collateral levels as defined by the agreement, was reduced by $59.2 million of other credit-related instruments.
Subsequent to the end of the first quarter, we borrowed approximately $50 million under our senior secured revolving credit facility.
As of March 1, 2015, we had cash and cash equivalents totaling approximately $202.7 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $919.7 million.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2006 Equity Incentive Plan, as amended to date ("EIP"), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

There have been no material changes to our estimated cash requirements for 2015 from those disclosed in our 2014 Annual Report on Form 10-K, except that potential payments in 2015 under the terms of the EIP are now estimated to be insignificant.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	March 1, 2015	February 23, 2014
	(Dollars in millions)
Cash provided by operating activities	$37.6	$35.7
Cash used for investing activities	(25.1)	(14.5)
Cash used for financing activities	(96.5)	(7.0)
Cash and cash equivalents	202.7	502.8
Cash flows from operating activities
Cash provided by operating activities was $37.6 million for the three-month period in 2015, as compared to $35.7 million for the same period in 2014. Cash provided by operating activities increased compared to the prior year due to a decrease in cash used for inventory, reflecting our lower inventory levels, and an increase in cash received from customers, reflecting our higher beginning accounts receivable balance, partially offset by lower net revenues. Cash provided by operating activities in 2015 also reflected cash payments for our global productivity initiative and increased pension contributions.
Cash flows from investing activities
Cash used for investing activities was $25.1 million for the three-month period in 2015, as compared to $14.5 million for the same period in 2014. The increase in cash used for investing activities as compared to the prior year primarily reflected realized losses on the settlement of our forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $96.5 million for the three-month period in 2015, as compared to $7.0 million for the same period in 2014. The increase in cash used in 2015 reflected repayment of our senior revolving credit facility.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Substantially all of our total debt as of March 1, 2015, was fixed-rate debt. As of March 1, 2015, our required aggregate debt principal payments on our unsecured long-term debt were $33.5 million in 2016 and the remaining $1.1 billion in 2020 and years after. Short-term borrowings of $33.8 million at various foreign subsidiaries were expected to be either paid over the next nine months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. Currently, we are in compliance with all of these covenants.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2014 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, and this report on Form 10-Q for the fiscal quarter ended March 1, 2015, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel, pricing trends and currency fluctuations, and our ability to plan for and respond to the impact of those changes in the global retail environment in which we operate our business;

•
our ability to timely and effectively implement our global productivity initiative as planned, which is intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;

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
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2014 Annual Report on Form 10-K.

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 1, 2015. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of March 1, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Litigation.    There have been no material developments with respect to the information previously reported in our 2014 Annual Report on Form 10-K related to legal proceedings.
In the ordinary course of business, we have various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 4, 2015, our Board of Directors (the “Board”) approved the award of restricted stock units (“RSUs”) representing an aggregate of 1,262 shares of our common stock to Jenny Ming in connection with her appointment to the Company's Board. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors, and represent a pro-rated grant for the period of time since Ms. Ming joined our Board. This award was made under our 2006 Equity Incentive Plan, as amended and restated (the “Plan”).
RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient's continuous service terminates for any reason other than for cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Each recipient's initial grant of RSUs is subject to a mandatory deferral feature, by which the RSU will be converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. For subsequent grants, recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have “dividend equivalent rights”, of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
Also on February 4, 2015, our Board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 768,527 shares of our common stock to certain of our executives. These awards were made under our Plan.
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. The SARs were granted in two groups and are identical except as described below:

•
461,117 of the SARs, referred to as service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on such anniversary, at a rate of 2.08% per month; and

•
307,410 of the SARs, referred to as performance-based SARs, were granted with the following vesting schedule: 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2015, 2016 and 2017 and the remaining 50% of the performance-based SARs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March 1, 2018.

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
We are a privately-held corporation; there is no public trading of our common stock. As of April 9, 2015, we had 37,419,788 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
The Company intends to use the Investors portion of its website to make available a variety of information for investors, analysts and media. The Company's goal is to maintain the Investors portion of its website as the authoritative portal through which visitors can easily find information, including:

•
the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after that material is electronically filed or furnished to the SEC;

•	information on business strategies, financial results, and key performance indicators, as applicable;

•	announcements of analyst conferences, speeches, and events at which the Company's executives talk about our business;

•	results of quarterly earnings, other financial information and announcements that we may post from time to time that analysts might find useful or interesting; and

•	opportunities to sign up for email alerts to have information, including quarterly earnings announcements, pushed in real time.

Item 6.	EXHIBITS

10.1
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

Date:	April 14, 2015		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1
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