Form 10-K/A
period 2014-11-30
LEVI STRAUSS & CO
filed 2015-06-04
CIK 94845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Common Stock $.01 par value — 37,434,738 shares outstanding on February 9, 2015

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 to Levi Strauss & Co.’s Annual Report on Form 10-K (the “Form 10-K”) for fiscal year ended November 30, 2014 is being filed solely to update Exhibits 10.24 and 10.25 in response to comments received from the staff of the Securities and Exchange Commission to a previously filed request for confidential treatment. No other changes have been made to the Form 10-K. This Amendment No. 2 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2012.

4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010.

4.3	Indenture relating to the 6.875% Senior Notes due 2022, dated as of May 8, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2012.

4.4	First Supplemental Indenture, dated as of March 14, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013.

10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective February 10, 2014. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 8, 2014.*

10.6	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 6, 2014.*

10.7	Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9	Levi Strauss & Co. 2006 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014.*

10.10	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.11	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.12	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.13	Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.14	Employment Agreement between the Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15	Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto.†

10.16	Exhibits to the Amended and Restated Credit Agreement.†

10.17	U.S. Security Agreement, dated September 30, 2011, by the registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.18	Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.19	Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.20	Employment Offer Letter between Roy Bagattini and the Registrant, dated February 20, 2013, as amended by that certain addendum by and between Mr. Bagattini and the Registrant dated December 18, 2013. Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.21	Employment Offer Letter between Anne Rohosy and the Registrant, dated September 29, 2009. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.22	Employment Offer Letter between Craig Nomura and the Registrant, dated January 6, 2014. *†

10.23	Forms of stock appreciation rights award agreements.*†

10.24	Master Services Agreement, by and between the Registrant and Wipro Limited, dated as of November 7, 2014. Filed herewith.**

10.25	Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Filed herewith.**

10.26	First Amendment to Stockholders’ Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2014.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.†

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant.†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Management contract, compensatory plan or arrangement.
**	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.
†	Previously filed or furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2015		LEVI STRAUSS & Co.
(Registrant)

	By:	/s/ Harmit Singh
Harmit Singh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2001.

3.2	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2012.

4.1	Fiscal Agency Agreement, dated November 21, 1996, between the Registrant and Citibank, N.A., relating to ¥20 billion 4.25% bonds due 2016. Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

4.2	Indenture, relating to the Euro denominated Senior Notes due 2018 and the U.S. Dollar denominated Senior Notes due 2020, dated as of May 6, 2010, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010.

4.3	Indenture relating to the 6.875% Senior Notes due 2022, dated as of May 8, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2012.

4.4	First Supplemental Indenture, dated as of March 14, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013.

10.1	Stockholders Agreement, dated April 15, 1996, among LSAI Holding Corp. (predecessor of the Registrant) and the stockholders. Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed with the Commission on May 4, 2000.

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Executive Severance Plan effective February 10, 2014. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 8, 2014.*

10.6	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 6, 2014.*

10.7	Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8	First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9	Levi Strauss & Co. 2006 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014.*

10.10	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.11	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.12	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.13	Second Amendment to Lease, dated November 12, 2009, by and among the Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.14	Employment Agreement between the Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15	Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto.†

10.16	Exhibits to the Amended and Restated Credit Agreement.†

10.17	U.S. Security Agreement, dated September 30, 2011, by the registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.18	Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.19	Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.20	Employment Offer Letter between Roy Bagattini and the Registrant, dated February 20, 2013, as amended by that certain addendum by and between Mr. Bagattini and the Registrant dated December 18, 2013. Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.21	Employment Offer Letter between Anne Rohosy and the Registrant, dated September 29, 2009. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

10.22	Employment Offer Letter between Craig Nomura and the Registrant, dated January 6, 2014. *†

10.23	Forms of stock appreciation rights award agreements.*†

10.24	Master Services Agreement, by and between the Registrant and Wipro Limited, dated as of November 7, 2014. Filed herewith.**

10.25	Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Filed herewith.**

10.26	First Amendment to Stockholders’ Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2014.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.†

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant.†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Management contract, compensatory plan or arrangement.
**	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.
†	Previously filed or furnished.