Form 10-Q
period 2015-05-31
LEVI STRAUSS & CO
filed 2015-07-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2015
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
Common Stock $.01 par value — 37,420,227 shares outstanding on July 6, 2015

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31, 2015	November 30, 2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$284,634	$298,255
Trade receivables, net of allowance for doubtful accounts of $11,696 and $12,704	325,715	481,981
Inventories:
Raw materials	3,729	4,501
Work-in-process	2,955	5,056
Finished goods	606,217	591,359
Total inventories	612,901	600,916
Deferred tax assets, net	171,356	178,015
Other current assets	104,709	99,347
Total current assets	1,499,315	1,658,514
Property, plant and equipment, net of accumulated depreciation of $786,714 and $784,493	370,332	392,062
Goodwill	235,471	238,921
Other intangible assets, net	44,450	45,898
Non-current deferred tax assets, net	474,340	488,398
Other non-current assets	115,121	100,280
Total assets	$2,739,029	$2,924,073

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$140,304	$131,524
Accounts payable	240,113	234,892
Accrued salaries, wages and employee benefits	145,384	178,470
Restructuring liabilities	32,472	57,817
Accrued interest payable	6,010	5,679
Accrued income taxes	6,406	9,432
Other accrued liabilities	214,450	263,182
Total current liabilities	785,139	880,996
Long-term debt	1,050,619	1,092,478
Long-term capital leases	12,485	11,619
Postretirement medical benefits	114,929	122,213
Pension liability	381,817	406,398
Long-term employee related benefits	71,021	80,066
Long-term income tax liabilities	31,070	35,821
Other long-term liabilities	55,082	62,363
Total liabilities	2,502,162	2,691,954
Commitments and contingencies
Temporary equity	73,162	77,664

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,420,227 shares and 37,430,283 shares issued and outstanding	374	374
Additional paid-in capital	—	—
Retained earnings	538,796	528,209
Accumulated other comprehensive loss	(376,247)	(375,340)
Total Levi Strauss & Co. stockholders’ equity	162,923	153,243
Noncontrolling interest	782	1,212
Total stockholders’ equity	163,705	154,455
Total liabilities, temporary equity and stockholders’ equity	$2,739,029	$2,924,073
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands) (Unaudited)
Net revenues	$1,012,180	$1,081,847	$2,067,255	$2,211,837
Cost of goods sold	511,949	551,542	1,029,959	1,105,179
Gross profit	500,231	530,305	1,037,296	1,106,658
Selling, general and administrative expenses	449,662	446,072	874,944	870,834
Restructuring, net	2,954	19,105	7,292	77,040
Operating income	47,615	65,128	155,060	158,784
Interest expense	(21,913)	(31,310)	(45,225)	(63,139)
Loss on early extinguishment of debt	(14,002)	(11,151)	(14,002)	(11,151)
Other income (expense), net	7,639	(6,122)	(18,389)	(1,939)
Income before income taxes	19,339	16,545	77,444	82,555
Income tax expense	7,887	5,556	27,709	21,943
Net income	11,452	10,989	49,735	60,612
Net loss attributable to noncontrolling interest	239	469	348	817
Net income attributable to Levi Strauss & Co.	$11,691	$11,458	$50,083	$61,429

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands) (Unaudited)
Net income	$11,452	$10,989	$49,735	$60,612
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	2,730	2,216	6,829	4,518
Net investment hedge gains (losses)	3,234	658	3,321	(3,570)
Foreign currency translation gains (losses)	169	4,175	(11,307)	61
Unrealized gain on marketable securities	99	453	169	492
Total other comprehensive income (loss)	6,232	7,502	(988)	1,501
Comprehensive income	17,684	18,491	48,747	62,113
Comprehensive loss attributable to noncontrolling interest	297	451	429	840
Comprehensive income attributable to Levi Strauss & Co.	$17,981	$18,942	$49,176	$62,953

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31, 2015	May 25, 2014
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$49,735	$60,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,471	53,399
Asset impairments	1,573	620
Gain on disposal of assets	(8,617)	(47)
Unrealized foreign exchange (gains) losses	(2,072)	3,866
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	1,368	(6,769)
Employee benefit plans’ amortization from accumulated other comprehensive loss	8,548	7,438
Noncash restructuring charges	387	5,176
Noncash loss on early extinguishment of debt	3,448	3,170
Amortization of deferred debt issuance costs	1,612	2,092
Stock-based compensation	7,848	5,301
Allowance for doubtful accounts	1,192	927
Change in operating assets and liabilities:
Trade receivables	173,660	103,394
Inventories	18,582	(82,387)
Other current assets	(1,100)	(11,415)
Other non-current assets	(4,162)	(4,389)
Accounts payable and other accrued liabilities	(85,738)	(56,529)
Restructuring liabilities	(25,880)	50,599
Income tax liabilities	(2,620)	(1,732)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(72,301)	(59,574)
Other long-term liabilities	(13,853)	(588)
Other, net	483	(741)
Net cash provided by operating activities	102,564	72,423
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(43,163)	(35,320)
Proceeds from sales of assets	8,785	1,402
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(1,368)	6,769
Acquisitions, net of cash acquired	(251)	(75)
Net cash used for investing activities	(35,997)	(27,224)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	—
Repayments of long-term debt and capital leases	(526,490)	(207,074)
Proceeds from senior revolving credit facility	265,000	100,000
Repayments of senior revolving credit facility	(255,000)	—
Proceeds from short-term credit facilities	11,884	8,386
Repayments of short-term credit facilities	(8,407)	(6,417)
Other short-term borrowings, net	310	(8,535)
Debt issuance costs	(3,937)	(2,684)
Restricted cash	1,110	596
Repurchase of common stock	(2,221)	(4,676)
Excess tax benefits from stock-based compensation	347	359
Dividend to stockholders	(50,000)	(30,003)
Net cash used for financing activities	(67,404)	(150,048)
Effect of exchange rate changes on cash and cash equivalents	(12,784)	1,665
Net decrease in cash and cash equivalents	(13,621)	(103,184)
Beginning cash and cash equivalents	298,255	489,258
Ending cash and cash equivalents	$284,634	$386,074

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$10,035	$4,255

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$42,526	$59,759
Cash paid for income taxes during the period, net of refunds	33,619	30,639
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 31, 2015, may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2015.
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
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-04, "Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets," ("ASU 2015-04"). ASU 2015-04 provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect of those contributions of significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The Company is currently assessing whether to adopt this standard. Should the Company elect to adopt this standard, it does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

•
In June 2015, the FASB issued Accounting Standards Update No. 2015-10, "Technical Corrections and Improvements," ("ASU 2015-10"). ASU 2015-10 covers a wide range of Topics in the Codification. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 31, 2015			November 30, 2014
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$26,604	$26,604	$—	$25,891	$25,891	$—
Forward foreign exchange contracts, net(3)	27,770	—	27,770	10,511	—	10,511
Total	$54,374	$26,604	$27,770	$36,402	$25,891	$10,511
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$4,710	$—	$4,710	$10,353	$—	$10,353
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 31, 2015		November 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$110,062	$110,062	$100,098	$100,098
4.25% Yen-denominated Eurobonds due 2016(1)	31,902	32,975	34,108	35,383
7.625% senior notes due 2020(1)	—	—	526,779	556,967
6.875% senior notes due 2022(1)	535,770	585,051	536,501	583,848
5.00% senior notes due 2025(1)	488,434	487,826	—	—
Short-term borrowings	30,369	30,369	31,742	31,742
Total	$1,196,537	$1,246,283	$1,229,228	$1,308,038
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 31, 2015, the Company had forward foreign exchange contracts to buy $489.2 million and to sell $138.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2017.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 31, 2015			November 30, 2014
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$30,902	$(3,132)	$27,770	$15,587	$(5,076)	$10,511
Forward foreign exchange contracts(2)	64	(4,774)	(4,710)	1,833	(12,186)	(10,353)
Total	$30,966	$(7,906)		$17,420	$(17,262)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(8,582)		$—	$(10,195)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	May 31, 2015			November 30, 2014
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$27,506	$(3,196)	$24,310	$15,555	$(6,908)	$8,647
Financial liabilities	(3,734)	3,196	(538)	(9,587)	6,908	(2,679)
Total			$23,772			$5,968
Embedded derivative contracts
Financial assets	$3,460	$—	$3,460	$1,865	$—	$1,865
Financial liabilities	(4,172)	—	(4,172)	(7,675)	—	(7,675)
Total			$(712)			$(5,810)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 31, 2015	November 30, 2014	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(18,763)	(19,367)	$1,250	$(112)	$1,596	$104
Euro senior notes	(15,751)	(15,751)	—	—	—	—
Cumulative income taxes	11,477	8,760
Total	$(18,400)	$(21,721)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$2,592	$854	$(1,368)	$6,769
Unrealized	11,355	(10,864)	23,223	(12,343)
Total	$13,947	$(10,010)	$21,855	$(5,574)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 4: DEBT

	May 31, 2015	November 30, 2014
	(Dollars in thousands)

Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$31,784	$33,985
7.625% senior notes due 2020	—	525,000
6.875% senior notes due 2022	532,762	533,493
5.00% senior notes due 2025	486,073	—
Total unsecured	1,050,619	1,092,478
Total long-term debt	$1,050,619	$1,092,478
Short-term debt
Secured:
Senior revolving credit facility	$110,000	$100,000
Unsecured:
Short-term borrowings	30,304	31,524
Total short-term debt	$140,304	$131,524
Total long-term and short-term debt	$1,190,923	$1,224,002
Issuance of Senior Notes due 2025 and Tender and Redemption of Senior Notes due 2020

Senior Notes due 2025. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the “Senior Notes due 2025”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2025 will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2015. The Company may redeem some or all of the Senior Notes due 2025 prior to May 1, 2020, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to May 1, 2018, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Senior Notes due 2025 with the proceeds of certain equity offerings at a redemption price of 105.00% of the principal amount of the Senior Notes due 2025, plus accrued and unpaid interest, if any, to the date of redemption. The Company recorded a discount of $13.9 million in conjunction with the issuance of the Senior Notes due 2025, related to tender and redemption premiums paid to certain holders of the 7.625% Senior Notes due 2020 (the “Senior Notes due 2020”) who participated in the issuance of the Senior Notes due 2025, which will be amortized to interest expense over the term of the notes. Costs of approximately $6.9 million associated with the issuance of the notes, representing underwriting fees and other expenses, will be capitalized and amortized to interest expense over the term of the notes.

Exchange offer. The offering and sale of the Senior Notes due 2025 have not been registered under the Securities Act, or any state securities laws. The Company filed a registration statement, which was declared effective on June 16, 2015, to allow holders of the Senior Notes due 2025 to exchange the notes for the same principal amount of a new issue of notes with substantially identical terms, except that the exchange notes will generally be freely transferable under the Securities Act. The exchange offer expires 5:00 p.m., New York City time on July 15, 2015, unless extended by the Company.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of the Company’s assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding Senior Notes due 2025 may declare all the Senior Notes due 2025 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.

Use of Proceeds and Loss on Early Extinguishment of Debt. On April 20, 2015, the Company commenced a cash tender offer for the outstanding amount of its Senior Notes due 2020. The tender offer expired April 24, 2015, and the Company redeemed all the remaining notes that were not tendered in the offer on May 27, 2015.

The tender offer and redemption, as well as underwriting fees associated with the new issuance, were primarily funded with the proceeds from the issuance of the Senior Notes due 2025, as well as borrowings under the Company's senior secured revolving credit facility. The Company recorded a $14.0 million loss on early extinguishment of debt, comprised of tender and redemption premiums of $7.5 million, the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $532.9 million at May 31, 2015, as the Company’s total availability of $599.1 million was reduced by $66.2 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 31, 2015, was 6.91% and 7.22%, respectively, as compared to 7.93% and 7.89%, respectively, in the same periods of 2014.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,090	$2,166	$62	$61
Interest cost	11,790	13,776	1,147	1,277
Expected return on plan assets	(12,716)	(14,036)	—	—
Amortization of prior service benefit	(15)	(19)	—	(2)
Amortization of actuarial loss	3,163	2,709	1,128	1,087
Curtailment loss	52	4,211	—	33
Net settlement gain	—	(133)	—	—
Net periodic benefit cost	4,364	8,674	2,337	2,456
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	15	19	—	2
Amortization of actuarial loss	(3,163)	(2,709)	(1,128)	(1,087)
Curtailment (loss) gain	(52)	115	—	—
Net settlement gain	—	29	—	—
Total recognized in accumulated other comprehensive loss	(3,200)	(2,546)	(1,128)	(1,085)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1,164	$6,128	$1,209	$1,371

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$4,218	$4,325	$125	$129
Interest cost	23,630	27,537	2,294	2,615
Expected return on plan assets	(25,433)	(27,879)	—	—
Amortization of prior service benefit	(31)	(36)	—	(3)
Amortization of actuarial loss	6,323	5,405	2,256	2,076
Curtailment loss	387	4,443	—	733
Net settlement gain	—	(73)	—	—
Net periodic benefit cost	9,094	13,722	4,675	5,550
Changes in accumulated other comprehensive loss:
Amortization of prior service benefit	31	36	—	3
Amortization of actuarial loss	(6,323)	(5,405)	(2,256)	(2,076)
Curtailment (loss) gain	(387)	115	—	—
Net settlement gain	—	4	—	—
Total recognized in accumulated other comprehensive loss	(6,679)	(5,250)	(2,256)	(2,073)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$2,415	$8,472	$2,419	$3,477

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 6: RESTRUCTURING
In 2014, the Company announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The Company expects that the majority of the actions related to the global productivity initiative will be implemented by the end of 2016, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning.
For the three and six months ended May 31, 2015, the Company recognized restructuring charges, net, of $3.0 million and $7.3 million, respectively, as compared to $19.1 million and $77.0 million for the same periods in 2014. These restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $12.4 million and $20.4 million for the three and six months ended May 31, 2015, respectively, as compared to $9.3 million and $15.8 million for the same periods in 2014, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to continue through 2016.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$2,436	$13,427	$7,756	$64,748
Adjustments to severance and employee-related benefits	(514)	(3,045)	(1,763)	(3,045)
Lease and other contract termination costs	—	—	—	—
Other(2)	965	4,504	1,379	10,161
Adjustments to other	15	—	(467)	—
Noncash pension and postretirement curtailment losses, net(3)	52	4,219	387	5,176
Total	$2,954	$19,105	$7,292	$77,040
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

The following table summarizes the activities associated with restructuring liabilities for the three and six months ended May 31, 2015, and May 25, 2014. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended May 31, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	March 1, 2015	Charges		Payments		May 31, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$43,615	$2,436	$(514)	$(11,792)	$(618)	$33,127
Lease and other contract termination costs	—	—	—	—	—	—
Other	1	965	15	(981)	—	—
Total	$43,616	$3,401	$(499)	$(12,773)	$(618)	$33,127

Current portion	$42,596					$32,472
Long-term portion	1,020					655
Total	$43,616					$33,127

	Three Months Ended May 25, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	February 23, 2014	Charges		Payments		May 25, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$51,321	$13,427	$(3,045)	$(13,477)	$(850)	$47,376
Lease and other contract termination costs	—	—	—	—	—	—
Other	5,657	4,504	—	(7,788)	—	2,373
Total	$56,978	$17,931	$(3,045)	$(21,265)	$(850)	$49,749

Current portion	$56,978					$49,749
Long-term portion	—					—
Total	$56,978					$49,749

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

	Six Months Ended May 31, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		May 31, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$56,963	$7,756	$(1,763)	$(25,473)	$(4,356)	$33,127
Lease and other contract termination costs	—	—	—	—	—	—
Other	6,400	1,379	(467)	(7,312)	—	—
Total	$63,363	$9,135	$(2,230)	$(32,785)	$(4,356)	$33,127

Current portion	$57,817					$32,472
Long-term portion	5,546					655
Total	$63,363					$33,127

	Six Months Ended May 25, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		May 25, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$64,748	$(3,045)	$(13,477)	$(850)	$47,376
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	10,161	—	(7,788)	—	2,373
Total	$—	$74,909	$(3,045)	$(21,265)	$(850)	$49,749

Current portion	$—					$49,749
Long-term portion	—					—
Total	$—					$49,749

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 8: DIVIDEND
The Company paid a cash dividend of $50.0 million in the second quarter of 2015. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 31, 2015	November 30, 2014
	(Dollars in thousands)
Pension and postretirement benefits	$(254,625)	$(261,454)
Net investment hedge losses	(18,400)	(21,721)
Foreign currency translation losses	(96,669)	(85,362)
Unrealized gain on marketable securities	2,403	2,234
Accumulated other comprehensive loss	(367,291)	(366,303)
Accumulated other comprehensive income attributable to noncontrolling interest	8,956	9,037
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(376,247)	$(375,340)

No amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$13,947	$(10,010)	$21,855	$(5,574)
Foreign currency transaction (losses) gains(2)	(7,325)	3,163	(43,284)	925
Interest income	199	401	659	1,028
Investment income	—	—	439	307
Other	818	324	1,942	1,375
Total other income (expense), net	$7,639	$(6,122)	$(18,389)	$(1,939)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in 2015 were primarily due to favorable currency fluctuations on embedded foreign currency derivatives in certain of the Company's operating leases in Russia, as well as favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso and Japanese Yen. Losses in 2014 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates of various currencies against the U.S. Dollar.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2015 were primarily due to the weakening of various foreign currencies, particularly the Euro, against the U.S. Dollar.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

NOTE 11: INCOME TAXES
The effective income tax rate was 35.8% for the six months ended May 31, 2015, compared to 26.6% for the same period ended May 25, 2014.
The effective tax rate in 2014 included a tax benefit that the Company recorded as a result of reversing a deferred tax liability associated with the change in assertion during the period to indefinitely reinvest certain undistributed foreign earnings. The effective tax rate in 2015 reflected a lower proportion of earnings in foreign jurisdictions where the Company is subject to lower tax rates.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three- and six-month periods ended May 31, 2015, the Company donated $0.5 million and $6.4 million, respectively, to the Levi Strauss Foundation as compared to $0.1 million and $5.3 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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
Effective as of the beginning of 2015, the Company's regional licensing revenue, previously recorded centrally in the Company's Americas region, was revised to be recorded in the Company's respective regions. Regional licensing revenues are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior-year periods have not been revised.
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014
	(Dollars in thousands)
Net revenues:
Americas	$621,776	$644,727	$1,195,863	$1,271,563
Europe	222,150	260,994	499,638	561,420
Asia	168,254	176,126	371,754	378,854
Total net revenues	$1,012,180	$1,081,847	$2,067,255	$2,211,837
Operating income:
Americas	$103,326	$109,425	$205,618	$220,477
Europe(1)	33,482	38,188	91,671	109,594
Asia	15,031	24,282	62,371	71,184
Regional operating income	151,839	171,895	359,660	401,255
Corporate:
Restructuring, net	2,954	19,105	7,292	77,040
Restructuring-related charges	12,366	9,312	20,373	15,753
Other corporate staff costs and expenses	88,904	78,350	176,935	149,678
Corporate expenses	104,224	106,767	204,600	242,471
Total operating income	47,615	65,128	155,060	158,784
Interest expense	(21,913)	(31,310)	(45,225)	(63,139)
Loss on early extinguishment of debt	(14,002)	(11,151)	(14,002)	(11,151)
Other income (expense), net	7,639	(6,122)	(18,389)	(1,939)
Income before income taxes	$19,339	$16,545	$77,444	$82,555
_____________

(1)
Included in Europe's operating income for the three- and six-month periods ended May 31, 2015, is a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 596 company-operated stores located in 32 countries, including the United States, and through the ecommerce sites we operate. Our company-operated stores and ecommerce sites generated approximately 27% of our net revenues in the first half of 2015, as compared to 26% in the same period in 2014, with our ecommerce sites representing approximately 13% of this revenue in 2015, as compared to 12% in the same period in 2014. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 42% of our net revenues and 43% of our regional operating income in the six-month period in 2015, as compared to 43% of our net revenues and 45% of our regional operating income in the same period in 2014. Sales of Levi’s® brand products represented approximately 84% of our total net sales in each of the six-month periods in 2015 and in 2014.
Global Productivity Initiative
In 2014, we announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. We expect that the majority of the actions related to our global productivity initiative will be implemented by the end of 2016, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning. We believe that this initiative, when completed, will generate net annualized benefits of $175 – $200 million, relative to the cost structure and profitability of the Company and foreign currency exchange rates prior to the commencement of this initiative.
For the three and six months ended May 31, 2015, we recognized restructuring charges, net, of $3.0 million and $7.3 million, respectively, as compared to $19.1 million and $77.0 million for the same periods in 2014, which consist primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses. Related charges of $12.4 million and $20.4 million, for the three and six months ended May 31, 2015, respectively, as compared to $9.3 million and $15.8 million for the same periods in 2014, consist primarily of consulting fees for our centrally-led cost-savings and productivity projects, as well as transition costs associated with our decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in selling, general and administrative expenses ("SG&A"). Cash payments for charges recognized to date are expected to continue through 2016. Actions taken to date for the global productivity initiative are expected to deliver approximately $125 – $150 million in net annualized savings, relative to the cost structure of the Company and foreign currency exchange rates prior to the commencement of this initiative.
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

Consumer discretionary spending, which remains mixed globally, continues to result in a challenging retail environment for us and our customers, characterized by inconsistent traffic patterns and contributing to a generally promotional environment.  Slow real wage growth in developed economies and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending.  Given consumers’ increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.  Both our wholesale and retail channels continue to face competition from vertically-integrated specialty stores, fast-fashion retailers, and, increasingly, ecommerce shopping enabled by the proliferation of online technologies, which constitutes an increasing proportion of global apparel sales, particularly around key selling seasons.  Our domestic and multi-national competitors also continue to expand their global footprints in both brick-and-mortar retail and online.  While currency values are in constant flux, the recent appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, will continue to impact our financial results in the near-term, affecting translation, margins, as well as traffic in stores located in or near major tourist attractions.
Our Second Quarter 2015 Results

•
Net revenues. Compared to the second quarter of 2014, consolidated net revenues decreased on a reported basis by 6% but increased on a constant-currency basis by 1%, primarily reflecting increased sales from our retail network in Europe and Asia, partially offset by lower sales at wholesale in the Americas.

•
Operating income. Compared to the second quarter of 2014, consolidated operating income decreased by 27% and operating margin declined to 5%, primarily reflecting our investment in retail, the timing of our advertising spend, and the effects of currency, partially offset by an improvement in our constant-currency gross margin and lower restructuring charges in 2015.

•
Cash flows. Cash flows provided by operating activities were approximately $103 million for the six-month period in 2015 as compared to $72 million for the same period in 2014; the increase reflected lower inventory levels and higher trade receivable collections, partially offset by higher payments to vendors.

•
Balance sheet. In the second quarter of 2015, we issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025. We used the proceeds from the issuance along with borrowings of $110.0 million from our senior secured revolving credit facility to fund the tender offer and redemption of the outstanding amount of our 7.625% senior notes due 2020, extending the maturity profile of our debt while securing a low weighted-average cost of borrowing.

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
Results of Operations for Three and Six Months Ended May 31, 2015, as Compared to Same Periods in 2014
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015	May 25, 2014
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,012.2	$1,081.8	(6.4)%	100.0%	100.0%	$2,067.3	$2,211.8	(6.5)%	100.0%	100.0%
Cost of goods sold	512.0	551.5	(7.2)%	50.6%	51.0%	1,030.0	1,105.1	(6.8)%	49.8%	50.0%
Gross profit	500.2	530.3	(5.7)%	49.4%	49.0%	1,037.3	1,106.7	(6.3)%	50.2%	50.0%
Selling, general and administrative expenses	449.6	446.1	0.8%	44.4%	41.2%	874.9	870.9	0.5%	42.3%	39.4%
Restructuring, net	3.0	19.1	(84.5)%	0.3%	1.8%	7.3	77.0	(90.5)%	0.4%	3.5%
Operating income	47.6	65.1	(26.9)%	4.7%	6.0%	155.1	158.8	(2.3)%	7.5%	7.2%
Interest expense	(21.9)	(31.3)	(30.0)%	(2.2)%	(2.9)%	(45.3)	(63.1)	(28.4)%	(2.2)%	(2.9)%
Loss on early extinguishment of debt	(14.0)	(11.2)	25.6%	(1.4)%	(1.0)%	(14.0)	(11.2)	25.6%	(0.7)%	(0.5)%
Other income (expense), net	7.6	(6.1)	(224.8)%	0.8%	(0.6)%	(18.4)	(1.9)	868.4%	(0.9)%	(0.1)%
Income before income taxes	19.3	16.5	16.9%	1.9%	1.5%	77.4	82.6	(6.2)%	3.7%	3.7%
Income tax expense	7.8	5.5	42.0%	0.8%	0.5%	27.7	22.0	26.3%	1.3%	1.0%
Net income	11.5	11.0	4.2%	1.1%	1.0%	49.7	60.6	(17.9)%	2.4%	2.7%
Net loss attributable to noncontrolling interest	0.2	0.5	(49.0)%	—	—	0.4	0.8	(57.4)%	—	—
Net income attributable to Levi Strauss & Co.	$11.7	$11.5	2.0%	1.2%	1.1%	$50.1	$61.4	(18.5)%	2.4%	2.8%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 31, 2015	May 25, 2014	As Reported	Constant Currency	May 31, 2015	May 25, 2014	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$621.8	$644.7	(3.6)%	(1.8)%	$1,195.9	$1,271.6	(6.0)%	(4.5)%
Europe	222.1	261.0	(14.9)%	8.1%	499.6	561.4	(11.0)%	8.7%
Asia	168.3	176.1	(4.5)%	1.8%	371.8	378.8	(1.9)%	3.2%
Total net revenues	$1,012.2	$1,081.8	(6.4)%	0.8%	$2,067.3	$2,211.8	(6.5)%	(0.2)%
Total net revenues decreased on a reported basis for the three- and six-month periods ended May 31, 2015, as compared to the same prior-year periods. Total net revenues increased on a constant-currency basis for the three-month period ended May 31, 2015, but decreased slightly on a constant-currency basis for the six-month period ended May 31, 2015.
Americas.    Net revenues in our Americas region decreased on both reported and constant-currency bases for the three- and six-month periods ended May 31, 2015, with currency affecting net revenues unfavorably by approximately $12 million and $19 million, respectively.
For both periods, net revenues at wholesale decreased primarily due to our decision to license the Dockers® brand women's business; our results in the first half of 2014 included wholesale revenues for the Dockers® brand women's business. For the six-month period, net revenues at wholesale also declined due to the timing of our fiscal calendar, as well as lower sales to certain wholesale customers of Dockers® brand men's products. Lower sales at retail in the first half of 2015 reflected the timing of the Black Friday sales weeks, which were included the first and fourth quarters of 2014, based on our fiscal calendar.
Europe.    Net revenues in Europe decreased on a reported basis and increased on a constant-currency basis for the three- and six-month periods ended May 31, 2015, with currency affecting net revenues unfavorably by approximately $56 million and $102 million, respectively.
For both periods, constant-currency net revenues increased from the performance and expansion of our company-operated retail network, particularly in the U.K. and Russia markets.
Asia.    Net revenues in Asia decreased on a reported basis but increased on a constant-currency basis for the three- and six-month periods ended May 31, 2015, with currency affecting net revenues unfavorably by approximately $11 million and $19 million, respectively.
For both periods, the increase in constant-currency net revenues for the three- and six-month periods was primarily due to the expansion of our company-operated retail network and increased promotional activity.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015	May 25, 2014	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,012.2	$1,081.8	(6.4)%	$2,067.3	$2,211.8	(6.5)%
Cost of goods sold	512.0	551.5	(7.2)%	1,030.0	1,105.1	(6.8)%
Gross profit	$500.2	$530.3	(5.7)%	$1,037.3	$1,106.7	(6.3)%
Gross margin	49.4%	49.0%		50.2%	50.0%
Currency translation unfavorably impacted gross profit by approximately $43 million and $78 million for the three- and six-month periods ended May 31, 2015, respectively, and unfavorably impacted gross margin by approximately 40 basis points for each period. Gross margin improved primarily due to lower negotiated product costs and streamlined supply chain operations. The unfavorable transactional impact of currency was partially offset by the margin benefit from our international and retail growth.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015	May 25, 2014	May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015	May 25, 2014
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$179.2	$175.0	2.4%	17.7%	16.2%	$360.1	$358.2	0.5%	17.4%	16.2%
Advertising and promotion	63.5	53.9	17.9%	6.3%	5.0%	113.8	85.5	33.1%	5.5%	3.9%
Administration	97.8	90.9	7.7%	9.7%	8.4%	181.4	177.7	2.1%	8.8%	8.0%
Other	96.7	117.0	(17.3)%	9.6%	10.8%	199.2	233.7	(14.7)%	9.6%	10.6%
Restructuring-related charges	12.4	9.3	32.8%	1.2%	0.9%	20.4	15.8	29.3%	1.0%	0.7%
Total SG&A	$449.6	$446.1	0.8%	44.4%	41.2%	$874.9	$870.9	0.5%	42.3%	39.4%

Currency impacted SG&A favorably by approximately $29 million and $51 million for the three- and six-month periods ended May 31, 2015, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $16 million and $29 million for the three- and six-month periods ended May 31, 2015, respectively. As compared to the same prior-year periods, higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network and investment in our ecommerce business. We had 52 more company-operated stores at the end of the second quarter of 2015 than we did at the end of the second quarter of 2014.
Advertising and promotion.   The increase in advertising and promotion expenses for the three- and six-month periods ended May 31, 2015, primarily reflected a difference in the timing of production and media spend for our campaigns.
Administration.    Currency impacted administration expenses favorably by approximately $4 million and $8 million for the three- and six-month periods ended May 31, 2015, respectively. As compared to the same prior-year periods, administration expenses in 2015 primarily reflected higher incentive compensation expenses, reflecting improved achievement against our internally-set objectives in 2015, and with respect to expenses associated with our stock-based incentive compensation plans, an increase in the fair value of our common stock.

Other.   Other SG&A includes distribution, information resources, and marketing organization costs.  Currency impacted other SG&A expenses favorably by approximately $6 million and $10 million for the three- and six-month periods ended May 31, 2015, respectively. As compared to the same prior-year periods, lower costs reflected marketing organization and information resources savings resulting from our global productivity initiative. Lower costs for both periods also reflected a gain of $7.5 million in conjunction with the sale of our finishing and distribution facility in Turkey in the second quarter of 2015.
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
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015		May 25, 2014		May 31, 2015	May 25, 2014	% Increase (Decrease)	May 31, 2015		May 25, 2014
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$103.3	$109.4	(5.6)%	16.6%		17.0%		$205.6	$220.5	(6.7)%	17.2%		17.3%
Europe	33.5	38.2	(12.3)%	15.1%		14.6%		91.7	109.6	(16.4)%	18.3%		19.5%
Asia	15.0	24.3	(38.1)%	8.9%		13.8%		62.4	71.2	(12.4)%	16.8%		18.8%
Total regional operating income	151.8	171.9	(11.7)%	15.0%	*	15.9%	*	359.7	401.3	(10.4)%	17.4%	*	18.1%	*

Corporate:
Restructuring, net	3.0	19.1	(84.5)%	0.3%	*	1.8%	*	7.3	77.0	(90.5)%	0.4%	*	3.5%	*
Restructuring-related charges	12.4	9.3	32.8%	1.2%	*	0.9%	*	20.4	15.8	29.3%	1.0%	*	0.7%	*
Other corporate staff costs and expenses	88.8	78.4	13.5%	8.8%	*	7.2%	*	176.9	149.7	18.2%	8.6%	*	6.8%	*
Corporate expenses	104.2	106.8	(2.4)%	10.3%	*	9.9%	*	204.6	242.5	(15.6)%	9.9%	*	11.0%	*
Total operating income	$47.6	$65.1	(26.9)%	4.7%	*	6.0%	*	$155.1	$158.8	(2.3)%	7.5%	*	7.2%	*
Operating margin	4.7%	6.0%						7.5%	7.2%
______________
 * Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $6 million and $19 million for the three- and six-month periods ended May 31, 2015, respectively.
Regional operating income.

•
Americas. For both periods, the decline in operating income reflected increased investment in retail and advertising and lower net revenues in the region, partially offset by an improvement in the region's gross margin. Currency had no significant impact on the region's operating income for the three- and six-month periods.

•
Europe. Currency unfavorably affected operating income in the region by approximately $11 million and $23 million for the three- and six-month periods ended May 31, 2015, respectively. Excluding the effect of currency, operating income and operating margin increased for both periods primarily due to the region's higher net revenues.

•
Asia. For both periods, the decline in operating income and operating margin primarily reflected increased investment in retail and advertising in the region. Currency had no significant impact on the region's operating income for the three- and six-month periods, as the unfavorable effect of currency on revenues was offset by the favorable effect of currency on cost of goods sold and SG&A.

Corporate.    Corporate expenses include SG&A that are not attributed to any of our regional operating segments. For the three- and six-month periods ended May 31, 2015, corporate expenses reflected lower restructuring charges in the current year, with currency impacting restructuring favorably by approximately $8 million in each period. Lower restructuring charges were partially offset by the higher incentive compensation expense in the current year.
Interest expense
Interest expense was $21.9 million and $45.3 million for the three- and six-month periods ended May 31, 2015, respectively, as compared to $31.3 million and $63.1 million for the same periods in 2014. The decrease in interest expense was primarily due to lower average debt levels and lower average borrowing rates in 2015, resulting from our debt reduction and refinancing activities in the second and fourth quarters of 2014.
The weighted-average interest rate on average borrowings outstanding for the three- and six-month periods ended May 31, 2015, was 6.91% and 7.22%, respectively, as compared to 7.93% and 7.89%, respectively, for the same periods in 2014. The weighted-average interest rate decreased primarily as a result of our debt reduction and refinancing activities in 2014.
Loss on early extinguishment of debt
During the three months ended May 31, 2015, we recorded a $14.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of tender and redemption premiums of $7.5 million, the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.

During the three months ended May 25, 2014, we recorded a $11.2 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of redemption premiums of $8.0 million and the write-off of $3.2 million of unamortized debt issuance costs.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and six-month periods ended May 31, 2015, we recorded income of $7.6 million and expense of $18.4 million, respectively, as compared to expense of $6.1 million and $1.9 million for the same prior-year periods. The income for the three-month period in 2015 reflected net gains on our embedded derivatives and over-the-counter forward foreign exchange contracts. The expense for the six-month period in 2015 primarily reflected net losses on our foreign currency denominated balances.
Income tax expense
The effective income tax rate was 35.8% for the six months ended May 31, 2015, compared to 26.6% for the same period ended May 25, 2014.
The effective tax rate in 2014 included a tax benefit that we recorded as a result of reversing a deferred tax liability associated with the change in assertion during the period to indefinitely reinvest certain undistributed foreign earnings. The effective tax rate in 2015 reflected a lower proportion of earnings in foreign jurisdictions where we are subject to lower tax rates.
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
As of May 31, 2015, we had borrowings of $110.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $532.9 million, as our total availability of $599.1 million, based on collateral levels as defined by the agreement, was reduced by $66.2 million of other credit-related instruments.
As of May 31, 2015, we had cash and cash equivalents totaling approximately $284.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $817.5 million.
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
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 31, 2015	May 25, 2014
	(Dollars in millions)
Cash provided by operating activities	$102.6	$72.4
Cash used for investing activities	(36.0)	(27.2)
Cash used for financing activities	(67.4)	(150.0)
Cash and cash equivalents	284.6	386.1
Cash flows from operating activities
Cash provided by operating activities was $102.6 million for the six-month period in 2015, as compared to $72.4 million for the same period in 2014. Cash provided by operating activities increased compared to the prior year primarily due to a decrease in cash used for inventory, reflecting our lower inventory levels, and an increase in cash received from customers, reflecting our higher beginning accounts receivable balance, partially offset by higher payments to vendors.
Cash flows from investing activities
Cash used for investing activities was $36.0 million for the six-month period in 2015, as compared to $27.2 million for the same period in 2014. The increase in cash used for investing activities as compared to the prior year primarily reflected increased investment in retail expansion as well as realized losses on the settlement of our forward foreign exchange contracts, partially offset by proceeds received from the sale of our finishing and distribution facility in Turkey.
Cash flows from financing activities
Cash used for financing activities was $67.4 million for the six-month period in 2015, as compared to $150.0 million for the same period in 2014. Cash used in both periods primarily reflected our refinancing activities and debt reduction in each year.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.2 billion as of May 31, 2015, we had fixed-rate debt of $1.1 billion (90% of total debt) and variable-rate debt of $0.1 billion (10% of total debt). As of May 31, 2015, our required aggregate debt principal payments on our unsecured long-term debt were $31.8 million in 2016 and the remaining $1.0 billion in years after 2016. Short-term debt of $110.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $30.3 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 31, 2015.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel, pricing trends and currency fluctuations, and our ability to plan for and respond to the impact of those changes in the global retail environment in which we operate our business;

•
our ability to timely and effectively implement our global productivity initiative, which is intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;

•
consequences of impacts to the businesses of our wholesale customers, licensees, suppliers and vendors, including a sudden decline in their financial condition, leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for them, caused by factors such as inability to secure financing, and with respect to our wholesale customers, decreased discretionary consumer spending, inconsistent traffic patterns and an increase in promotional activity as a result of decreased traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We began the transition of certain global business service activities to our outsourced service provider during our last fiscal quarter, and this resulted in a change to our processes and control environment.

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
We repurchased a total of 24,149 shares of our common stock during the quarter in connection with the exercise of call and put rights under our 2006 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, 17,682 were repurchased in March 2015 and 6,467 shares were repurchased in April 2015.
We are a privately-held corporation; there is no public trading of our common stock. As of July 6, 2015, we had 37,420,227 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

4.1
Indenture, dated as of April 27, 2015, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2015.

4.2
Registration Rights Agreement, dated as of April 27, 2015, by and between Levi Strauss & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2015.

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

Date:	July 10, 2015		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.1
Indenture, dated as of April 27, 2015, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2015.

4.2
Registration Rights Agreement, dated as of April 27, 2015, by and between Levi Strauss & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2015.

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