Form 10-Q
period 2015-08-30
LEVI STRAUSS & CO
filed 2015-10-13
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 30, 2015
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
Common Stock $.01 par value — 37,458,414 shares outstanding on October 8, 2015

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 30, 2015	November 30, 2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$272,555	$298,255
Trade receivables, net of allowance for doubtful accounts of $11,196 and $12,704	438,854	481,981
Inventories:
Raw materials	3,535	4,501
Work-in-process	3,030	5,056
Finished goods	668,327	591,359
Total inventories	674,892	600,916
Deferred tax assets, net	161,673	178,015
Other current assets	95,114	99,347
Total current assets	1,643,088	1,658,514
Property, plant and equipment, net of accumulated depreciation of $799,593 and $784,493	375,901	392,062
Goodwill	236,569	238,921
Other intangible assets, net	43,934	45,898
Non-current deferred tax assets, net	458,814	488,398
Other non-current assets	118,548	100,280
Total assets	$2,876,854	$2,924,073

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$144,946	$131,524
Accounts payable	278,506	234,892
Accrued salaries, wages and employee benefits	168,689	178,470
Restructuring liabilities	27,501	57,817
Accrued interest payable	21,773	5,679
Accrued income taxes	7,071	9,432
Other accrued liabilities	234,469	263,182
Total current liabilities	882,955	880,996
Long-term debt	1,051,891	1,092,478
Long-term capital leases	12,423	11,619
Postretirement medical benefits	112,495	122,213
Pension liability	379,264	406,398
Long-term employee related benefits	71,351	80,066
Long-term income tax liabilities	24,293	35,821
Other long-term liabilities	55,156	62,363
Total liabilities	2,589,828	2,691,954
Commitments and contingencies
Temporary equity	87,929	77,664

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,442,139 shares and 37,430,283 shares issued and outstanding	374	374
Additional paid-in capital	—	—
Retained earnings	587,048	528,209
Accumulated other comprehensive loss	(389,439)	(375,340)
Total Levi Strauss & Co. stockholders’ equity	197,983	153,243
Noncontrolling interest	1,114	1,212
Total stockholders’ equity	199,097	154,455
Total liabilities, temporary equity and stockholders’ equity	$2,876,854	$2,924,073
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands) (Unaudited)
Net revenues	$1,142,012	$1,154,129	$3,209,267	$3,365,966
Cost of goods sold	568,655	591,926	1,598,614	1,697,105
Gross profit	573,357	562,203	1,610,653	1,668,861
Selling, general and administrative expenses	454,530	454,712	1,329,474	1,325,546
Restructuring, net	4,054	2,371	11,346	79,411
Operating income	114,773	105,120	269,833	263,904
Interest expense	(17,138)	(27,179)	(62,363)	(90,318)
Loss on early extinguishment of debt	—	—	(14,002)	(11,151)
Other expense, net	(8,316)	(5,605)	(26,705)	(7,544)
Income before income taxes	89,319	72,336	166,763	154,891
Income tax expense	30,858	22,536	58,567	44,479
Net income	58,461	49,800	108,196	110,412
Net (income) loss attributable to noncontrolling interest	(286)	820	62	1,637
Net income attributable to Levi Strauss & Co.	$58,175	$50,620	$108,258	$112,049

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands) (Unaudited)
Net income	$58,461	$49,800	$108,196	$110,412
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	3,083	2,339	9,912	6,857
Net investment hedge (losses) gains	(17)	3,644	3,304	74
Foreign currency translation losses	(15,360)	(7,917)	(26,667)	(7,856)
Unrealized (loss) gain on marketable securities	(853)	291	(684)	783
Total other comprehensive loss	(13,147)	(1,643)	(14,135)	(142)
Comprehensive income	45,314	48,157	94,061	110,270
Comprehensive (income) loss attributable to noncontrolling interest	(331)	873	98	1,713
Comprehensive income attributable to Levi Strauss & Co.	$44,983	$49,030	$94,159	$111,983

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 30, 2015	August 24, 2014
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$108,196	$110,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,448	81,119
Asset impairments	1,912	3,858
Gain on disposal of assets	(8,607)	(66)
Unrealized foreign exchange losses	11,667	5,906
Realized gain on settlement of forward foreign exchange contracts not designated for hedge accounting	(6,107)	(3,358)
Employee benefit plans’ amortization from accumulated other comprehensive loss	12,764	11,192
Noncash restructuring charges	269	3,386
Noncash loss on early extinguishment of debt	3,448	3,170
Amortization of deferred debt issuance costs	2,273	2,960
Stock-based compensation	12,827	9,305
Allowance for doubtful accounts	890	531
Change in operating assets and liabilities:
Trade receivables	62,259	4,190
Inventories	(41,789)	(119,209)
Other current assets	3,110	(5,895)
Other non-current assets	(11,874)	(5,035)
Accounts payable and other accrued liabilities	(35,209)	(7,631)
Restructuring liabilities	(31,314)	39,759
Income tax liabilities	19,491	10,590
Accrued salaries, wages and employee benefits and long-term employee related benefits	(56,415)	(61,358)
Other long-term liabilities	(13,402)	(1,435)
Other, net	494	(1,102)
Net cash provided by operating activities	110,331	81,289
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(66,405)	(50,461)
Proceeds from sales of assets	8,977	1,471
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	6,107	3,358
Acquisitions, net of cash acquired	(2,271)	(318)
Net cash used for investing activities	(53,592)	(45,950)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	—
Repayments of long-term debt and capital leases	(527,315)	(207,789)
Proceeds from senior revolving credit facility	295,000	165,000
Repayments of senior revolving credit facility	(281,000)	(75,000)
Proceeds from short-term credit facilities	20,292	18,776
Repayments of short-term credit facilities	(14,137)	(18,793)
Other short-term borrowings, net	(987)	(2,932)
Debt issuance costs	(4,605)	(2,684)
Restricted cash	1,381	617
Repurchase of common stock	(2,294)	(5,188)
Excess tax benefits from stock-based compensation	805	799
Dividend to stockholders	(50,000)	(30,003)
Net cash used for financing activities	(62,860)	(157,197)
Effect of exchange rate changes on cash and cash equivalents	(19,579)	(40)
Net decrease in cash and cash equivalents	(25,700)	(121,898)
Beginning cash and cash equivalents	298,255	489,258
Ending cash and cash equivalents	$272,555	$367,360

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$17,779	$8,124

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$44,562	$61,994
Cash paid for income taxes during the period, net of refunds	44,827	41,598
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 30, 2015, may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2015.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2017

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASU 2015-15"). ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not anticipate that the adoption of these standards will have a material impact on its consolidated financial statements and footnote disclosures.

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

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

First Quarter of 2018

•
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). An entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

First Quarter of 2019

•
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ("ASU 2015-14"). The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year. The Company is currently assessing the impact that adopting these new accounting standards will have on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 30, 2015			November 30, 2014
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$25,473	$25,473	$—	$25,891	$25,891	$—
Forward foreign exchange contracts, net(3)	27,012	—	27,012	10,511	—	10,511
Total	$52,485	$25,473	$27,012	$36,402	$25,891	$10,511
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$8,200	$—	$8,200	$10,353	$—	$10,353
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 30, 2015		November 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$114,022	$114,022	$100,098	$100,098
4.25% Yen-denominated Eurobonds due 2016(1)	33,514	34,506	34,108	35,383
7.625% senior notes due 2020(1)	—	—	526,779	556,967
6.875% senior notes due 2022(1)	544,438	585,034	536,501	583,848
5.00% senior notes due 2025(1)	495,043	480,450	—	—
Short-term borrowings	31,119	31,119	31,742	31,742
Total	$1,218,136	$1,245,131	$1,229,228	$1,308,038
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 30, 2015, the Company had forward foreign exchange contracts to buy $757.1 million and to sell $452.8 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2017.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 30, 2015			November 30, 2014
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$31,549	$(4,537)	$27,012	$15,587	$(5,076)	$10,511
Forward foreign exchange contracts(2)	230	(8,430)	(8,200)	1,833	(12,186)	(10,353)
Total	$31,779	$(12,967)		$17,420	$(17,262)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(7,933)		$—	$(10,195)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	August 30, 2015			November 30, 2014
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$31,199	$(4,767)	$26,432	$15,555	$(6,908)	$8,647
Financial liabilities	(4,877)	4,767	(110)	(9,587)	6,908	(2,679)
Total			$26,322			$5,968
Embedded derivative contracts
Financial assets	$580	$—	$580	$1,865	$—	$1,865
Financial liabilities	(8,090)	—	(8,090)	(7,675)	—	(7,675)
Total			$(7,510)			$(5,810)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other expense, net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 30, 2015	November 30, 2014	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,082)	(19,367)	$(949)	$490	$647	$594
Euro senior notes	(15,751)	(15,751)	—	—	—	—
Cumulative income taxes	11,779	8,760
Total	$(18,417)	$(21,721)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other expense, net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$7,475	$(3,411)	$6,107	$3,358
Unrealized	(4,373)	1,882	18,850	(10,461)
Total	$3,102	$(1,529)	$24,957	$(7,103)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

NOTE 4: DEBT

	August 30, 2015	November 30, 2014
	(Dollars in thousands)

Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$33,052	$33,985
7.625% senior notes due 2020	—	525,000
6.875% senior notes due 2022	532,407	533,493
5.00% senior notes due 2025	486,432	—
Total unsecured	1,051,891	1,092,478
Total long-term debt	$1,051,891	$1,092,478
Short-term debt
Secured:
Senior revolving credit facility	$114,000	$100,000
Unsecured:
Short-term borrowings	30,946	31,524
Total short-term debt	$144,946	$131,524
Total long-term and short-term debt	$1,196,837	$1,224,002
Issuance of Senior Notes due 2025 and Tender and Redemption of Senior Notes due 2020

Senior Notes due 2025. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the “Senior Notes due 2025”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2025 will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2015. The Company may redeem some or all of the Senior Notes due 2025 prior to May 1, 2020, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to May 1, 2018, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Senior Notes due 2025 with the proceeds of certain equity offerings at a redemption price of 105.00% of the principal amount of the Senior Notes due 2025, plus accrued and unpaid interest, if any, to the date of redemption. The Company recorded a discount of $13.9 million in conjunction with the issuance of the Senior Notes due 2025, related to tender and redemption premiums paid to certain holders of the 7.625% Senior Notes due 2020 (the “Senior Notes due 2020”) who participated in the issuance of the Senior Notes due 2025, which will be amortized to interest expense over the term of the notes. Costs of approximately $6.9 million associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.

Exchange offer. In accordance with a registration rights agreement, the Company conducted an exchange offer to allow holders of the Senior Notes due 2025 to exchange the notes for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act.

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

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
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $549.3 million at August 30, 2015, as the Company’s total availability of $610.4 million was reduced by $61.1 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 30, 2015, was 6.17% and 6.85%, respectively, as compared to 7.40% and 7.74%, respectively, in the same periods of 2014.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,092	$2,106	$63	$63
Interest cost	11,796	13,775	1,147	1,292
Expected return on plan assets	(12,715)	(13,909)	—	—
Amortization of prior service benefit	(15)	—	—	(1)
Amortization of actuarial loss	3,149	2,692	1,127	1,063
Curtailment gain	(118)	(1,790)	—	—
Net settlement gain	(45)	—	—	—
Net periodic benefit cost	4,144	2,874	2,337	2,417
Changes in accumulated other comprehensive loss:
Actuarial loss	(579)	—	—	—
Amortization of prior service benefit	15	—	—	1
Amortization of actuarial loss	(3,149)	(2,692)	(1,127)	(1,063)
Curtailment gain (loss)	118	(1)	—	—
Net settlement gain	45	—	—	—
Total recognized in accumulated other comprehensive loss	(3,550)	(2,693)	(1,127)	(1,062)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$594	$181	$1,210	$1,355

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$6,310	$6,431	$188	$192
Interest cost	35,426	41,312	3,441	3,907
Expected return on plan assets	(38,148)	(41,788)	—	—
Amortization of prior service benefit	(46)	(36)	—	(4)
Amortization of actuarial loss	9,472	8,097	3,383	3,139
Curtailment loss	269	2,653	—	733
Net settlement gain	(45)	(73)	—	—
Net periodic benefit cost	13,238	16,596	7,012	7,967
Changes in accumulated other comprehensive loss:
Actuarial loss	(579)	—	—	—
Amortization of prior service benefit	46	36	—	4
Amortization of actuarial loss	(9,472)	(8,097)	(3,383)	(3,139)
Curtailment (loss) gain	(269)	114	—	—
Net settlement gain	45	4	—	—
Total recognized in accumulated other comprehensive loss	(10,229)	(7,943)	(3,383)	(3,135)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$3,009	$8,653	$3,629	$4,832

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

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
For the three and nine months ended August 30, 2015, the Company recognized restructuring charges, net, of $4.1 million and $11.4 million, respectively, as compared to $2.4 million and $79.4 million for the same periods in 2014. These restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $7.7 million and $28.1 million for the three and nine months ended August 30, 2015, respectively, as compared to $7.6 million and $23.3 million for the same periods in 2014, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to continue through 2016.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$4,989	$2,817	$12,745	$67,566
Adjustments to severance and employee-related benefits	(1,652)	(1,765)	(3,415)	(4,810)
Lease and other contract termination costs	516	—	516	—
Other(2)	319	3,108	1,698	13,269
Adjustments to other	—	—	(467)	—
Noncash pension and postretirement curtailment (gains) losses, net(3)	(118)	(1,789)	269	3,386
Total	$4,054	$2,371	$11,346	$79,411
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

The following table summarizes the activities associated with restructuring liabilities for the three and nine months ended August 30, 2015, and August 24, 2014. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended August 30, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	May 31, 2015	Charges		Payments		August 30, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$33,127	$4,989	$(1,652)	$(9,287)	$420	$27,597
Lease and other contract termination costs	—	516	—	—	5	521
Other	—	319	—	(319)	—	—
Total	$33,127	$5,824	$(1,652)	$(9,606)	$425	$28,118

Current portion	$32,472					$27,501
Long-term portion	655					617
Total	$33,127					$28,118

	Three Months Ended August 24, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	May 25, 2014	Charges		Payments		August 24, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$47,376	$2,817	$(1,765)	$(12,135)	$(725)	$35,568
Lease and other contract termination costs	—	—	—	—	—	—
Other	2,373	3,108	—	(2,865)	—	2,616
Total	$49,749	$5,925	$(1,765)	$(15,000)	$(725)	$38,184

Current portion	$49,749					$37,834
Long-term portion	—					350
Total	$49,749					$38,184

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

	Nine Months Ended August 30, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		August 30, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$56,963	$12,745	$(3,415)	$(34,760)	$(3,936)	$27,597
Lease and other contract termination costs	—	516	—	—	5	521
Other	6,400	1,698	(467)	(7,631)	—	—
Total	$63,363	$14,959	$(3,882)	$(42,391)	$(3,931)	$28,118

Current portion	$57,817					$27,501
Long-term portion	5,546					617
Total	$63,363					$28,118

	Nine Months Ended August 24, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		August 24, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$67,566	$(4,810)	$(25,613)	$(1,575)	$35,568
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	13,269	—	(10,653)	—	2,616
Total	$—	$80,835	$(4,810)	$(36,266)	$(1,575)	$38,184

Current portion	$—					$37,834
Long-term portion	—					350
Total	$—					$38,184

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

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

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 30, 2015	November 30, 2014
	(Dollars in thousands)
Pension and postretirement benefits	$(251,542)	$(261,454)
Net investment hedge losses	(18,417)	(21,721)
Foreign currency translation losses	(112,029)	(85,362)
Unrealized gain on marketable securities	1,550	2,234
Accumulated other comprehensive loss	(380,438)	(366,303)
Accumulated other comprehensive income attributable to noncontrolling interest	9,001	9,037
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(389,439)	$(375,340)

No amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the consolidated statements of income.

NOTE 10: OTHER EXPENSE, NET
The following table summarizes significant components of “Other expense, net”:

	Three Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$3,102	$(1,529)	$24,957	$(7,103)
Foreign currency transaction losses(2)	(13,805)	(5,314)	(57,089)	(4,389)
Interest income	400	506	1,059	1,534
Investment income	258	255	697	562
Other	1,729	477	3,671	1,852
Total other expense, net	$(8,316)	$(5,605)	$(26,705)	$(7,544)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in 2015 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, partially offset in the three-month period by losses on embedded foreign currency derivatives.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2015 were primarily due to the weakening of various foreign currencies against the U.S. Dollar, particularly the Euro in the nine-month period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

NOTE 11: INCOME TAXES
The effective income tax rate was 35.1% for the nine months ended August 30, 2015, compared to 28.7% for the same period ended August 24, 2014.
The increase in the effective tax rate in 2015 as compared to 2014 primarily reflected a shift in the mix of earnings to jurisdictions where the Company is subject to higher tax rates.
The effective tax rate in 2014 also included a tax benefit that the Company recorded as a result of reversing a deferred tax liability associated with the change in assertion during the period to indefinitely reinvest certain undistributed foreign earnings, partially offset by a correction recorded in the third quarter of 2014 associated with errors identified on previously-filed tax returns related to temporary differences. The Company determined that the amounts were not material to its previously issued financial statements.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three- and nine-month periods ended August 30, 2015, the Company donated $0.3 million and $6.7 million, respectively, to the Levi Strauss Foundation as compared to $0.2 million and $6.2 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2015

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014
	(Dollars in thousands)
Net revenues:
Americas	$713,148	$697,467	$1,909,011	$1,969,030
Europe	258,486	285,983	758,124	847,403
Asia	170,378	170,679	542,132	549,533
Total net revenues	$1,142,012	$1,154,129	$3,209,267	$3,365,966
Operating income:
Americas	$144,241	$122,210	$349,859	$342,687
Europe(1)	50,502	49,587	142,173	159,181
Asia	25,666	17,366	88,037	88,550
Regional operating income	220,409	189,163	580,069	590,418
Corporate:
Restructuring, net	4,054	2,371	11,346	79,411
Restructuring-related charges	7,723	7,564	28,096	23,316
Other corporate staff costs and expenses	93,859	74,108	270,794	223,787
Corporate expenses	105,636	84,043	310,236	326,514
Total operating income	114,773	105,120	269,833	263,904
Interest expense	(17,138)	(27,179)	(62,363)	(90,318)
Loss on early extinguishment of debt	—	—	(14,002)	(11,151)
Other expense, net	(8,316)	(5,605)	(26,705)	(7,544)
Income before income taxes	$89,319	$72,336	$166,763	$154,891
_____________

(1)
Included in Europe's operating income for the nine-month period ended August 30, 2015, is a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 629 company-operated stores located in 32 countries, including the United States, and through the ecommerce sites we operate. Our company-operated stores and ecommerce sites generated approximately 26% of our net revenues in the first nine months of 2015, as compared to 25% in the same period in 2014, with our ecommerce sites representing approximately 12% of this revenue in 2015, as compared to 11% in the same period in 2014. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 41% of our net revenues and 40% of our regional operating income in the nine-month period in 2015, as compared to 42% of both our net revenues and our regional operating income in the same period in 2014. Sales of Levi’s® brand products represented approximately 85% of our total net sales in the nine-month period in 2015, as compared to 84% in the same period in 2014.
Global Productivity Initiative
In 2014, we announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. We expect the majority of the actions related to our global productivity initiative will be implemented by the end of 2016, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning. We believe this initiative, when completed, will generate net annualized benefits of $175 – $200 million, relative to the cost structure and profitability of the Company and foreign currency exchange rates prior to the commencement of this initiative.
For the three and nine months ended August 30, 2015, we recognized restructuring charges, net, of $4.1 million and $11.4 million, respectively, as compared to $2.4 million and $79.4 million for the same periods in 2014, which consist primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses. Related charges of $7.7 million and $28.1 million, for the three and nine months ended August 30, 2015, respectively, as compared to $7.6 million and $23.3 million for the same periods in 2014, consist primarily of consulting fees for our centrally-led cost-savings and productivity projects, as well as transition costs associated with our decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in selling, general and administrative expenses ("SG&A"). Cash payments for charges recognized to date are expected to continue through 2016. Actions taken to date for the global productivity initiative are expected to deliver approximately $125 – $150 million in net annualized savings, relative to the cost structure of the Company and foreign currency exchange rates prior to the commencement of this initiative.
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

Consumer discretionary spending, which remains mixed globally, continues to result in a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment.  Slow real wage growth in developed economies and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending.  Given consumers’ increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.  Both our wholesale and retail channels continue to face competition from vertically-integrated specialty stores, fast-fashion retailers, and, increasingly, ecommerce shopping enabled by the proliferation of online technologies, which constitutes an increasing proportion of global apparel sales, particularly around key selling seasons.  Our domestic and multi-national competitors also continue to expand their global footprints in both brick-and-mortar retail and online.  While currency values are in constant flux, the recent appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, will continue to impact our financial results in the near-term, affecting translation, margins, as well as traffic in stores located in or near major domestic tourist attractions.
Our Third Quarter 2015 Results

•
Net revenues. Compared to the third quarter of 2014, consolidated net revenues decreased on a reported basis by 1% but increased on a constant-currency basis by 7%, primarily reflecting higher sales to wholesale customers related to product introductions in the Americas as well as increased retail sales reflecting the expansion of the retail network in Europe and Asia.

•
Operating income. Compared to the third quarter of 2014, consolidated operating income increased by 9% and operating margin improved to 10%, primarily reflecting an improvement in our constant-currency gross margin and higher constant-currency revenues, partially offset by the effects of currency.

•
Cash flows. Cash flows provided by operating activities were approximately $110 million for the nine-month period in 2015 as compared to $81 million for the same period in 2014; the increase reflected higher trade receivable collections and lower inventory levels, partially offset by higher payments to vendors.

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
Results of Operations for Three and Nine Months Ended August 30, 2015, as Compared to Same Periods in 2014
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015	August 24, 2014
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,142.0	$1,154.1	(1.0)%	100.0%	100.0%	$3,209.3	$3,366.0	(4.7)%	100.0%	100.0%
Cost of goods sold	568.6	591.9	(3.9)%	49.8%	51.3%	1,598.6	1,697.1	(5.8)%	49.8%	50.4%
Gross profit	573.4	562.2	2.0%	50.2%	48.7%	1,610.7	1,668.9	(3.5)%	50.2%	49.6%
Selling, general and administrative expenses	454.5	454.7	—	39.8%	39.4%	1,329.5	1,325.6	0.3%	41.4%	39.4%
Restructuring, net	4.1	2.4	71.0%	0.4%	0.2%	11.4	79.4	(85.7)%	0.4%	2.4%
Operating income	114.8	105.1	9.2%	10.1%	9.1%	269.8	263.9	2.2%	8.4%	7.8%
Interest expense	(17.2)	(27.2)	(36.9)%	(1.5)%	(2.4)%	(62.3)	(90.3)	(31.0)%	(1.9)%	(2.7)%
Loss on early extinguishment of debt	—	—	—	—	—	(14.0)	(11.2)	25.6%	(0.4)%	(0.3)%
Other expense, net	(8.3)	(5.6)	48.4%	(0.7)%	(0.5)%	(26.7)	(7.5)	254.0%	(0.8)%	(0.2)%
Income before income taxes	89.3	72.3	23.5%	7.8%	6.3%	166.8	154.9	7.7%	5.2%	4.6%
Income tax expense	30.8	22.5	36.9%	2.7%	2.0%	58.6	44.5	31.7%	1.8%	1.3%
Net income	58.5	49.8	17.4%	5.1%	4.3%	108.2	110.4	(2.0)%	3.4%	3.3%
Net (income) loss attributable to noncontrolling interest	(0.3)	0.8	(134.9)%	—	0.1%	0.1	1.6	(96.2)%	—	—
Net income attributable to Levi Strauss & Co.	$58.2	$50.6	14.9%	5.1%	4.4%	$108.3	$112.0	(3.4)%	3.4%	3.3%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 30, 2015	August 24, 2014	As Reported	Constant Currency	August 30, 2015	August 24, 2014	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$713.1	$697.5	2.2%	5.0%	$1,909.0	$1,969.0	(3.0)%	(1.2)%
Europe	258.5	286.0	(9.6)%	11.5%	758.1	847.4	(10.5)%	9.6%
Asia	170.4	170.7	(0.2)%	9.3%	542.2	549.6	(1.3)%	5.1%
Total net revenues	$1,142.0	$1,154.2	(1.0)%	7.0%	$3,209.3	$3,366.0	(4.7)%	2.2%
Total net revenues decreased on a reported basis, but increased on a constant-currency basis, for the three- and nine-month periods ended August 30, 2015, as compared to the same prior-year periods.
Americas.    On both reported and constant-currency bases, net revenues in our Americas region increased for the three-month period but decreased for the nine-month period ended August 30, 2015, with currency affecting net revenues unfavorably by approximately $18 million and $37 million, respectively.
For the three-month period, net revenues in the wholesale channel increased primarily due to the introduction of new products, including the Levi's® brand women's denim collection. For the nine-month period, net revenues in the wholesale channel declined primarily due to our decision in the third quarter of 2014 to exit the Dockers® brand women's business in the United States as well as the timing of our fiscal calendar. Lower sales at retail in the nine-month period of 2015 primarily reflected the timing of the Black Friday sales weeks, which were included in the first and fourth quarters of 2014, based on our fiscal calendar, as well as lower retail traffic.
Europe.    Net revenues in Europe decreased on a reported basis and increased on a constant-currency basis for the three- and nine-month periods ended August 30, 2015, with currency affecting net revenues unfavorably by approximately $54 million and $156 million, respectively.
For both periods, constant-currency net revenues increased from the performance and expansion of our company-operated retail network, particularly in the U.K. and Russia markets.
Asia.    Net revenues in Asia decreased on a reported basis but increased on a constant-currency basis for the three- and nine-month periods ended August 30, 2015, with currency affecting net revenues unfavorably by approximately $15 million and $34 million, respectively.
For both periods, the increase in constant-currency net revenues was primarily due to the expansion of our company-operated retail network and increased promotional activity.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015	August 24, 2014	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,142.0	$1,154.1	(1.0)%	$3,209.3	$3,366.0	(4.7)%
Cost of goods sold	568.6	591.9	(3.9)%	1,598.6	1,697.1	(5.8)%
Gross profit	$573.4	$562.2	2.0%	$1,610.7	$1,668.9	(3.5)%
Gross margin	50.2%	48.7%		50.2%	49.6%
Currency translation unfavorably impacted gross profit by approximately $45 million and $123 million for the three- and nine-month periods ended August 30, 2015, respectively. Gross margin improved primarily due to lower negotiated product costs and streamlined supply chain operations as well as price increases, partially offset by the unfavorable transactional impact of currency. Gross margin benefited from our international retail growth in both periods, although this benefit was fully offset in the three-month period due to higher revenues in the Americas' wholesale channel, which generally has a lower margin than our company-operated retail channel.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015	August 24, 2014	August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015	August 24, 2014
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$176.8	$176.2	0.3%	15.5%	15.3%	$536.9	$534.4	0.5%	16.7%	15.9%
Advertising and promotion	69.1	71.6	(3.5)%	6.1%	6.2%	182.9	157.1	16.4%	5.7%	4.7%
Administration	94.5	88.9	6.3%	8.3%	7.7%	276.0	266.7	3.5%	8.6%	7.9%
Other	106.4	110.4	(3.7)%	9.3%	9.6%	305.6	344.1	(11.2)%	9.5%	10.2%
Restructuring-related charges	7.7	7.6	2.1%	0.7%	0.7%	28.1	23.3	20.5%	0.9%	0.7%
Total SG&A	$454.5	$454.7	—	39.8%	39.4%	$1,329.5	$1,325.6	0.3%	41.4%	39.4%

Currency impacted SG&A favorably by approximately $30 million and $81 million for the three- and nine-month periods ended August 30, 2015, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $17 million and $46 million for the three- and nine-month periods ended August 30, 2015, respectively. As compared to the same prior-year periods, higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network and investment in our ecommerce business. We had 81 more company-operated stores at the end of the third quarter of 2015 than we did at the end of the third quarter of 2014.
Advertising and promotion.   Currency impacted advertising and promotion expenses favorably by approximately $3 million and $7 million for the three- and nine-month periods ended August 30, 2015, respectively. For the nine-month period, the increase in advertising and promotion expenses primarily reflected a difference in the timing of production and media spend for our campaigns.

Administration.    Currency impacted administration expenses favorably by approximately $5 million and $13 million for the three- and nine-month periods ended August 30, 2015, respectively. As compared to the same prior-year periods, administration expenses in 2015 primarily reflected higher incentive compensation expenses, reflecting improved achievement against our internally-set objectives in 2015, and with respect to expenses associated with our stock-based incentive compensation plans, an increase in the fair value of our common stock.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs.  Currency impacted other SG&A expenses favorably by approximately $5 million and $15 million for the three- and nine-month periods ended August 30, 2015, respectively. For the nine-month period, lower costs reflected marketing organization and information resources savings resulting from our global productivity initiative. Lower costs for the nine-month period also reflected a gain of $7.5 million in conjunction with the sale of our finishing and distribution facility in Turkey in the second quarter of 2015.
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
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015		August 24, 2014		August 30, 2015	August 24, 2014	% Increase (Decrease)	August 30, 2015		August 24, 2014
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$144.2	$122.2	18.0%	20.2%		17.5%		$349.9	$342.7	2.1%	18.3%		17.4%
Europe	50.5	49.6	1.8%	19.5%		17.3%		142.2	159.2	(10.7)%	18.8%		18.8%
Asia	25.7	17.4	47.8%	15.1%		10.2%		88.0	88.5	(0.6)%	16.2%		16.1%
Total regional operating income	220.4	189.2	16.5%	19.3%	*	16.4%	*	580.1	590.4	(1.8)%	18.1%	*	17.5%	*
Corporate:
Restructuring, net	4.1	2.4	71.0%	0.4%	*	0.2%	*	11.4	79.4	(85.7)%	0.4%	*	2.4%	*
Restructuring-related charges	7.7	7.6	2.1%	0.7%	*	0.7%	*	28.1	23.3	20.5%	0.9%	*	0.7%	*
Other corporate staff costs and expenses	93.8	74.1	26.7%	8.2%	*	6.4%	*	270.8	223.8	21.0%	8.4%	*	6.6%	*
Corporate expenses	105.6	84.1	25.7%	9.2%	*	7.3%	*	310.3	326.5	(5.0)%	9.7%	*	9.7%	*
Total operating income	$114.8	$105.1	9.2%	10.1%	*	9.1%	*	$269.8	$263.9	2.2%	8.4%	*	7.8%	*
Operating margin	10.1%	9.1%						8.4%	7.8%
______________
 * Percentage of consolidated net revenues
Currency unfavorably affected total operating income by approximately $15 million and $34 million for the three- and nine-month periods ended August 30, 2015, respectively.
Regional operating income.

•
Americas. Currency unfavorably affected operating income in the region by approximately $4 million and $8 million for the three- and nine-month periods ended August 30, 2015, respectively. For both periods, higher operating income primarily reflected an improvement in the region's gross margin, partially offset in the nine-month period by increased investment in retail and advertising and lower net revenues in the region.

•
Europe. Currency unfavorably affected operating income in the region by approximately $11 million and $34 million for the three- and nine-month periods ended August 30, 2015, respectively. Excluding the effect of currency, operating income and operating margin increased for both periods primarily due to the region's higher net revenues, and with respect to the three-month period, an improvement in the region's gross margin.

•
Asia. Currency had no significant impact on the region's operating income for the three-month period, and unfavorably affected operating income for the nine-month period by approximately $5 million. For both periods, the improvement in operating income and operating margin primarily reflected an improvement in the region's gross margin, which was fully offset in the nine-month period by increased investment in retail and advertising in the region. Operating income and operating margin also increased in the nine-month period due to the region's higher constant-currency net revenues.

Corporate.    Corporate expenses include SG&A that are not attributed to any of our regional operating segments. For both periods, corporate expenses reflected the higher incentive compensation expense in the current year, which was fully offset in the nine-month period by lower restructuring charges in the current year, with currency impacting restructuring favorably by approximately $8 million.
Interest expense
Interest expense was $17.2 million and $62.3 million for the three- and nine-month periods ended August 30, 2015, respectively, as compared to $27.2 million and $90.3 million for the same periods in 2014. The decrease in interest expense was primarily due to lower average debt levels and lower average borrowing rates in 2015, resulting from our debt reduction and refinancing activities in 2014 and 2015.
The weighted-average interest rate on average borrowings outstanding for the three- and nine-month periods ended August 30, 2015, was 6.17% and 6.85%, respectively, as compared to 7.40% and 7.74%, respectively, for the same periods in 2014.
Loss on early extinguishment of debt
During the nine months ended August 30, 2015, we recorded a $14.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of tender and redemption premiums of $7.5 million, the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.

During the nine months ended August 24, 2014, we recorded a $11.2 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of redemption premiums of $8.0 million and the write-off of $3.2 million of unamortized debt issuance costs.
Other expense, net
Other expense, net, primarily consists of foreign exchange management activities and transactions. For the three- and nine-month periods ended August 30, 2015, we recorded net expense of $8.3 million and $26.7 million, respectively, as compared to $5.6 million and $7.5 million for the same prior-year periods. The net expense for both periods in 2015 primarily reflected net losses on our foreign currency denominated balances, partially offset by net gains on our foreign exchange derivatives.
Income tax expense
The effective income tax rate was 35.1% for the nine months ended August 30, 2015, compared to 28.7% for the same period ended August 24, 2014.
The increase in the effective tax rate in 2015 as compared to 2014 primarily reflected a shift in the mix of earnings to jurisdictions where we are subject to higher tax rates.
The effective tax rate in 2014 also included a tax benefit that we recorded as a result of reversing a deferred tax liability associated with the change in assertion during the period to indefinitely reinvest certain undistributed foreign earnings, partially offset by a correction recorded in the third quarter of 2014 associated with errors identified on previously-filed tax returns related to temporary differences. We determined that the correction was not material to our previously issued financial statements.

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
As of August 30, 2015, we had borrowings of $114.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $549.3 million, as our total availability of $610.4 million, based on collateral levels as defined by the agreement, was reduced by $61.1 million of other credit-related instruments.
As of August 30, 2015, we had cash and cash equivalents totaling approximately $272.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $821.9 million.
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
There have been no material changes to our estimated cash requirements for 2015 from those disclosed in our 2014 Annual Report on Form 10-K, except capital expenditures for 2015 are now estimated to be in the range of $100 – $110 million, and potential payments in 2015 under the terms of the EIP are now estimated to be insignificant.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 30, 2015	August 24, 2014
	(Dollars in millions)
Cash provided by operating activities	$110.3	$81.3
Cash used for investing activities	(53.6)	(46.0)
Cash used for financing activities	(62.9)	(157.2)
Cash and cash equivalents	272.6	367.4
Cash flows from operating activities
Cash provided by operating activities was $110.3 million for the nine-month period in 2015, as compared to $81.3 million for the same period in 2014. Cash provided by operating activities increased compared to the prior year primarily due to an increase in cash received from customers, reflecting our higher beginning accounts receivable balance and higher constant-currency revenues, as well as a decrease in cash used for inventory, reflecting our lower inventory levels, partially offset by higher payments to vendors.

Cash flows from investing activities
Cash used for investing activities was $53.6 million for the nine-month period in 2015, as compared to $46.0 million for the same period in 2014. The increase in cash used for investing activities as compared to the prior year primarily reflected increased investment in retail expansion, partially offset by proceeds received from the sale of our finishing and distribution facility in Turkey.
Cash flows from financing activities
Cash used for financing activities was $62.9 million for the nine-month period in 2015, as compared to $157.2 million for the same period in 2014. Cash used in both periods primarily reflected our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.2 billion as of August 30, 2015, we had fixed-rate debt of $1.1 billion (90% of total debt) and variable-rate debt of $0.1 billion (10% of total debt). As of August 30, 2015, our required aggregate debt principal payments on our unsecured long-term debt were $33.1 million in 2016 and the remaining $1.0 billion in years after 2016. Short-term debt of $114.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $30.9 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 30, 2015.
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

•	consequences of foreign currency exchange and interest rate fluctuations;

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

We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 30, 2015. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We continued the transition of certain global business service activities to our outsourced service provider during our last fiscal quarter, and this resulted in a change to our processes and control environment. There were no other changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 17, 2015, our Board of Directors (the “Board”) approved the award of restricted stock units (“RSUs”) representing an aggregate of 15,778 shares of our common stock to our non-employee directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors. This award was made under our 2006 Equity Incentive Plan, as amended and restated (the “Plan”).
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
Also on July 17, 2015, our Board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 30,238 shares of our common stock to certain of our executives. These awards were made under our Plan.
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. The SARs were granted in two groups and are identical except as described below:

•
18,143 of the SARs, referred to as service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on the month after such anniversary; and

•
12,095 of the SARs, referred to as performance-based SARs, were granted with the following vesting schedule: 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2015, 2016 and 2017 and the remaining 50% of the performance-based SARs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March 1, 2018.

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

We are a privately-held corporation; there is no public trading of our common stock. As of October 8, 2015, we had 37,458,414 shares outstanding.

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

Date:	October 13, 2015		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.