Form 10-K
period 2015-11-29
LEVI STRAUSS & CO
filed 2016-02-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 29, 2015
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
Common Stock $.01 par value — 37,460,145 shares outstanding on February 8, 2016
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 29, 2015

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
Our Global Reach
Our products are sold in more than 110 countries, grouped into three geographic regions: Americas, Europe and Asia. We support our brands throughout these regions through a global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American,” we derive approximately half of our net revenues from outside the United States. A summary of financial information for each geographical region, which comprise our three reporting segments, is found in Note 20 to our audited consolidated financial statements included in this report. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. See “Item 1A – Risk Factors”, specifically “Risks Relating to Our Industry – Our business is subject to risks associated with sourcing and manufacturing overseas” and “Risks Relating to Our Business – We are a global company with significant revenues and earnings generated internationally, which exposes us to political and economic risks as well as the impact of foreign currency fluctuations”.
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 2,800 retail stores, both franchised and company-operated, and shop-in-shops dedicated to our brands. We distribute our Levi's® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops outside of the United States. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through the ecommerce sites we operate, as well as the ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
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

Our Business Strategies
Our goal is to generate and sustain profitable growth over the long term in order to significantly improve the value of the enterprise. The management team is focused on four key strategies to achieve this goal:

•
Drive the profitable core businesses. Our core businesses represent the greatest value on a brand, geographic, customer or business-segment basis. These include our men's bottoms business for the Levi's® brand globally and the Dockers® brand in the United States, including our iconic 501® jean and Dockers® khaki pant. We also consider our key international markets of France, Germany, Mexico and the United Kingdom, as well as key wholesale accounts globally, to be vital elements of our long-term growth strategies. We manage collaborative relationships with these wholesale accounts to focus on customer support, marketing planning, and inventory levels, in order to achieve mutual commercial success.

•
Expand the reach of our brands and build a more balanced portfolio. We believe we have opportunities to grow our two largest brands through new or expanded product categories, consumer segments and geographic markets. We are building upon our iconic brands, including our innovative design and marketing expertise, to deepen our connection with consumers and expand the reach and appeal of our brands globally. For example, we believe we can better serve the female consumer, and that there are significant opportunities in tops, outerwear and accessories. We also believe opportunities remain to expand in emerging and underpenetrated geographic markets, including China, India, Russia and Brazil.

•
Become a world-class omni-channel retailer. We will continue to expand our consumer reach in brand-dedicated stores globally, including making selective investments in additional company-operated stores, dedicated ecommerce sites, franchisee and other dedicated store models. We believe these brand-dedicated stores represent an attractive opportunity to establish incremental distribution and sales, as well as to showcase the full breadth of our product offerings and deliver a consistent brand experience to the consumer.

•
Improve our cost structure to achieve operational excellence.  We are focused on operational excellence to improve our long-term profitable growth, including stabilizing the work we have outsourced while delivering the anticipated financial savings, reducing our controllable cost structure and driving efficiencies by streamlining our product development, planning, and go-to-market strategies, implementing efficiencies across retail, supply chain and distribution networks and continuing to pursue practices that result in greater cost efficiencies. We will continue to balance our pursuit of improved organizational agility and marketplace responsiveness with our ongoing cost management efforts to improve the structural economics of the company.

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented approximately 81%, 82% and 85% of our total units sold in fiscal years 2015, 2014 and 2013, respectively. Men's products generated approximately 77%, 77% and 78% of our total net sales in fiscal years 2015, 2014 and 2013, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic American style and effortless cool and is positioned as the authentic, original and definitive jeanswear brand.  Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans – the double arc of stitching, known as the Arcuate Stitching Design, and the Red Tab Device, a fabric tab stitched into the back right pocket. The Levi's® brand continues to evolve to meet the tastes of today's consumers, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2015, 2014 and 2013. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for approximately 85%, 85% and 84% of our total net sales in fiscal years 2015, 2014 and 2013, respectively, approximately half of which were generated in our Americas region.

Dockers® Brand
Founded in 1986, the Dockers® brand sparked a revolution in the way millions of men dressed around the world, shifting from the standard issue suit to a more casual look. 30 years later, the Dockers® brand continues to embody the spirit of khakis and define business casual. Since its introduction, the brand has focused on men's khakis and the essential goods to go with them.
Our Dockers® brand products accounted for approximately 10%, 11% and 12% of our total net sales in fiscal years 2015, 2014 and 2013, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.
Signature by Levi Strauss & Co.™ Brand and Denizen® Brand
In addition to our Levi's® and Dockers® brands, we offer two brands focused on consumers who seek high-quality and fashionable jeanswear at a value price. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and kids under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada. The Denizen® brand was introduced in Target stores in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes at a value price point.
Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 5% of our total net sales in fiscal year 2015, and 4% of our total net sales in each of fiscal years 2014 and 2013.
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
In addition to product category licenses, we enter into regional license agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries. Licensing accounted for approximately 2% of our total net revenues in each of fiscal years 2015, 2014 and 2013.
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
Sales, Distribution and Customers
We distribute our products through a wide variety of retail formats around the world, including chain and department stores, franchise stores and shop-in-shops dedicated to our brands, our own company-operated retail network, multi-brand specialty stores, mass channel retailers, and both company-operated and retailer ecommerce sites.
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products and related assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party ecommerce sites. Sales to our top ten wholesale customers accounted for approximately 31% of our total net revenues in each of fiscal years 2015, 2014 and 2013. No customer represented 10% or more of net revenues in any of these years. The loss of any major wholesale customer could have a material adverse effect on one or more of our segments or on the company as a whole.
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

Company-operated retail stores.  Our company-operated ecommerce sites and retail stores, including both mainline and outlet stores, generated approximately 26%, 25% and 22% of our net revenues in fiscal 2015, 2014 and 2013, respectively. As of November 29, 2015, we had 656 company-operated stores, predominantly Levi's® stores, located in 31 countries across our three regions. We had 228 stores in the Americas, 249 stores in Europe and 179 stores in Asia. During 2015, we added 124 company-operated stores and closed 33 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,200 of these stores as of November 29, 2015, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 400 dedicated shop-in-shops were operated directly by us and approximately 500 were operated by third parties as of November 29, 2015.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season. In fiscal 2015, our net revenues in the first, second, third and fourth quarters represented 23%, 23% 25% and 29%, respectively, of our total net revenues for the year. In fiscal 2014, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the year.
Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2015 and 2013 were 52-week years, ending on November 29, 2015, and November 24, 2013 respectively. Fiscal 2014 was a 53-week year ending on November 30, 2014. Each quarter of fiscal years 2015, 2014 and 2013 consisted of 13 weeks, with the exception of the fourth quarter of fiscal 2014, which consisted of 14 weeks.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand and the Dockers® brand as the definitive khaki. We support our brands with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, on-the-ground efforts such as street-level events and similar targeted “viral” marketing activities.
We also use our websites, www.levi.com, www.dockers.com, www.levistrausssignature.com, and www.denizen.com, in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products.
Sourcing and Logistics
Organization.  Our global sourcing and logistics organizations are responsible for taking a product from the design concept stage through production to delivery to our customers. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total product and distribution costs while maintaining our focus on product quality, local service levels and working capital management.
Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder are sourced from our company-operated manufacturing and finishing plants. See “Item 2 – Properties” for more information about those manufacturing facilities.
Sources and availability of raw materials.  The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. The price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability if product pricing actions taken in response are insufficient or if those actions cause our wholesale customers or retail consumers to reduce the volumes they purchase.
Sourcing locations.  We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before placing production in those countries and on an ongoing basis.

In 2015, we sourced products from contractors located in approximately 30 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 20% of our sourcing in 2015.
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
Logistics.  We operate dedicated distribution centers in a number of countries. For more information, see “Item 2 – Properties.” Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory. In certain locations around the globe, we have consolidated our distribution centers to service multiple countries. In addition, we outsource some of our logistics activities to third-party logistics providers.
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	anticipating and responding to changing consumer demands and apparel trends in a timely manner;

•	developing high-quality, innovative products with relevant designs, fits, finishes, fabrics, style and performance features that meet consumer desires;

•	maintaining favorable and strong brand name recognition and appeal through strong and effective best-in-class marketing support and intelligence in diverse market segments;

•	securing desirable retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;

•	ensuring product availability at wholesale and direct-to-consumer channels, and at franchised and other brand-dedicated stores;

•	optimizing supply chain cost efficiencies and product development cycle lead times;

•	delivering compelling value for the price of our products in diverse market segments; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and distributors.
We face competition from a broad range of competitors at the global, regional and local levels in diverse channels across a wide range of retail price points, and some of our competitors are larger and have more resources than we do in the markets in which we operate. Our primary competitors include vertically integrated specialty stores, jeanswear brands, khakiwear brands, athletic wear companies, retailers' private or exclusive labels, and certain ecommerce sites. For more information on the factors affecting our competitive position, see “Item 1A – Risk Factors.”

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
Employees
As of November 29, 2015, we employed approximately 12,500 people, approximately 5,700 of whom were located in the Americas, 3,700 in Europe, and 3,100 in Asia. Approximately 1,900 of our employees were associated with the manufacturing and procurement of our products, 5,900 worked in retail, including seasonal employees, 1,300 worked in distribution and 3,400 were other non-production employees.
History and Corporate Citizenship
Our history and longevity are unique in the apparel industry. Our commitment to quality, innovation and corporate citizenship began with our founder, Levi Strauss, who infused the business with the principle of responsible commercial success that has been embedded in our business practices throughout our more than 160-year history. This mixture of history, quality, innovation and corporate citizenship contributes to the iconic reputations of our brands.
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
Throughout this long history, we have upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We have engaged in a “profits through principles” business approach from the earliest years of the business. Among our milestone initiatives over the years, we integrated our factories two decades prior to the U.S. civil rights movement and federally mandated desegregation, we developed a comprehensive supplier code of conduct requiring safe and healthy working conditions among our suppliers (a first of its kind for a multinational apparel company), and we offered full medical benefits to domestic partners of employees prior to other companies of our size, a practice that is widely accepted today.

Item 1A.	RISK FACTORS
Risks Relating to the Industry in Which We Compete
Our revenues are influenced by economic conditions that impact consumer spending.
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as their direct impact on us. These outcomes and behaviors have in the past, and may continue to, adversely affect our business and financial condition.
Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of jeanswear and casual apparel companies, and competition has increased over the years due to factors such as the international expansion and increased presence of vertically integrated specialty stores; expansion into ecommerce by existing and new competitors; the proliferation of private labels and exclusive brands offered by department stores, chain stores and mass channel retailers; the introduction of jeans and casual apparel by well-known and successful athletic wear companies; and the movement of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products both in stores and online. In addition, some of these competitors may be able to achieve lower product costs or adopt more aggressive pricing and discounting policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the demand for our products. These evolving competitive factors could reduce our sales and adversely affect our business and financial condition.
The success of our business depends upon our ability to offer on-trend and updated products at attractive price points.
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, negatively impact the consumer traffic in our dedicated retail stores, and leave us with a substantial amount of unsold inventory which we may be forced to sell at discounted prices, all of which may adversely affect our gross margin, and impair the image of our brands on a local, regional and global level. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense pricing pressure.
The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent years. This pressure could have the following effects:

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
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. Increases in raw material costs, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
Our operations are also subject to the effects of international trade agreements and regulations that impose requirements that could adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key markets such as the United States or the European Union.
Risks Relating to Our Business
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for approximately 31% of our total net revenues in each of fiscal years 2015, 2014 and 2013. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy or liquidation – could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer, all of which could in turn adversely affect our own business and financial condition.
The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, and increased emphasis by retailers on inventory management and productivity. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.

We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.
In 2014, we announced and began to implement our global productivity initiative designed to streamline operations and fuel long-term profitable growth. Future charges related to the global productivity initiative may harm our profitability in the periods incurred. Additionally, if we incur unexpected charges related to the global productivity initiative, our financial condition and results of operations may suffer.
Implementation of the global productivity initiative presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service levels to wholesale customers and retail consumers;

•
potential adverse effects on our internal control environment and inability to preserve adequate internal controls relating to our general and administrative functions in connection with the decision to outsource certain business service activities;

•	actual or perceived disruption to suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner;

•	diversion of management attention from ongoing business activities and strategic objectives; and

•	failure to maintain employee morale and retain key employees.
Because of these and other factors, such as the implementation delays we have experienced with our outsourcing of certain global business service activities, we cannot predict whether we will fully realize the purpose and anticipated operational benefits or cost savings of the global productivity initiative and, if we do not, our business and results of operations may be adversely affected. Furthermore, if we experience adverse changes to our business, additional restructuring or reorganization activities may be required in the future.
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
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products come from sources outside of the country of distribution. As a result, we are subject to the risks of doing business outside of the United States, including:

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
We rely on company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and ecommerce consumers. We are focused on executional excellence, including improving productivity, reducing our controllable cost structure and driving efficiencies through our global supply chain.  As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting our company-owned and third-party distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities. If we encounter problems with our distribution system whether company-owned or third-party, our ability to meet wholesale customer and ecommerce consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
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
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is to become a world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores, dedicated ecommerce sites, franchisee and other dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract customers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability of real estate that meets our criteria for traffic, square footage, demographics, and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have a material adverse effect on our results of operations.
If we are unable to effectively execute our ecommerce business our reputation and operating results may be harmed.
While still comprising a small portion of our net revenues, ecommerce has been our fastest growing business over the last several years. The success of our ecommerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to ecommerce usage, both domestically and abroad, as well as promotional or other advertising initiatives employed by our wholesale customers or other third parties on their ecommerce sites.
We are also vulnerable to certain additional risks and uncertainties associated with our ecommerce sites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues from website software upgrades; computer viruses; and changes in applicable federal and state regulations. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other ecommerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our ecommerce business, as well as damage our reputation and brands.
Additionally, the success of our ecommerce business and the satisfaction of our consumers depends on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of ecommerce operations and any anticipated increased levels that may follow from the growth of our ecommerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any facilities were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in "out of stock" conditions in the ecommerce sites we operate, those operated by our wholesale customers or other third parties, incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have a material adverse effect on our business and harm our reputation.
Any major disruption or failure of our information technology systems could adversely affect our business and operations.
We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. In 2014, we entered into an agreement with Wipro Limited to outsource certain information technology operations, and certain finance, human resource, consumer relations and customer service functions. While we believe we conduct appropriate diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to meet our performance standards and expectations, including with respect to data security, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees in order to return these services in-house. We may outsource other functions in the future, which would increase our reliance on third parties.

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
We source approximately 97% of our products from independent contract manufacturers who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our independent manufacturers. Under our current arrangements with our independent manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, while we have historically worked with numerous manufacturers, in the past several years we have begun consolidating the number of independent manufacturers from which we source our products. Reliance on a fewer number of independent manufacturers involves risk and any difficulties or failures to perform by our independent contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations.
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
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.

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
Regulatory developments such as the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.
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
Our future success depends in part on the continued service of our executive management team and other key employees, and the loss of the services of any key individual could harm our business. Our future success depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is particularly intense in many of the places where we do business, and we may not be successful in attracting and retaining such personnel.
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
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our customers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other intellectual property, including through civil and/or criminal prosecution. We may not be able to successfully resolve those claims, which may result in financial liability and criminal penalties. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
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
Natural disasters, public health crisis, political crisis, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or the loss of power caused by power shortages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages, floods or monsoons; public health crisis, such as pandemics and epidemics; political crisis, such as terrorism, war, political instability or other conflict; or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands.
Risks Relating to Our Debt
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 29, 2015, we had approximately $1.2 billion of debt, of which all but approximately $99.0 million was unsecured, and we had $658.6 million of additional borrowing capacity under our amended and restated senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate two manufacturing-related facilities abroad and seven distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 29, 2015, is summarized in the following table:

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
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Diegem, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. We also operate a back-up data center located in Westlake, Texas. As of November 29, 2015, we also leased or owned 87 administrative and sales offices in 41 countries, as well as leased 13 warehouses in seven countries.
In addition, as of November 29, 2015, we had 656 company-operated retail and outlet stores in leased premises in 31 countries. We had 228 stores in the Americas region, 249 stores in the Europe region and 179 stores in the Asia region.

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
As of February 8, 2016, there were 273 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid a cash dividend of $50.0 million on our common stock in the second quarter of 2015, and cash dividends of $30.0 million and $25.1 million in the first half of 2014 and 2013, respectively. Subsequent to the fiscal year end, on February 9, 2016, our Board of Directors declared a cash dividend of $60.0 million. Please see Note 15 to our audited consolidated financial statements included in this report for more information. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We did not repurchase any shares of common stock during the fourth quarter of the fiscal year ended November 29, 2015, in connection with the exercise of call or put rights under our 2006 Equity Incentive Plan. For more detailed information, see Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for fiscal 2015, 2014, 2013, 2012 and 2011. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for fiscal 2015, 2014 and 2013 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 29, 2015	Year Ended November 30, 2014	Year Ended November 24, 2013	Year Ended November 25, 2012	Year Ended November 27, 2011
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$4,494,493	$4,753,992	$4,681,691	$4,610,193	$4,761,566
Cost of goods sold	2,225,512	2,405,552	2,331,219	2,410,862	2,469,327
Gross profit	2,268,981	2,348,440	2,350,472	2,199,331	2,292,239
Selling, general and administrative expenses	1,823,863	1,906,164	1,884,965	1,865,352	1,955,846
Restructuring, net	14,071	128,425	—	—	—
Operating income	431,047	313,851	465,507	333,979	336,393
Interest expense	(81,214)	(117,597)	(129,024)	(134,694)	(132,043)
Loss on early extinguishment of debt	(14,002)	(20,343)	(689)	(8,206)	(248)
Other income (expense), net	(25,433)	(22,057)	(13,181)	4,802	(1,275)
Income before taxes	310,398	153,854	322,613	195,881	202,827
Income tax expense	100,507	49,545	94,477	54,922	67,715
Net income	209,891	104,309	228,136	140,959	135,112
Net (income) loss attributable to noncontrolling interest	(455)	1,769	1,057	2,891	2,841
Net income attributable to Levi Strauss & Co.	$209,436	$106,078	$229,193	$143,850	$137,953

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$218,332	$232,909	$411,268	$530,976	$1,848
Investing activities	(80,833)	(71,849)	(92,798)	(75,198)	(140,957)
Financing activities	(94,895)	(341,676)	(230,509)	(250,939)	77,707
Balance Sheet Data:
Cash and cash equivalents	$318,571	$298,255	$489,258	$406,134	$204,542
Working capital(1)	681,982	603,202	867,158	765,270	771,416
Total assets(1)	2,884,395	2,906,901	3,106,330	3,149,038	3,259,316
Total debt, excluding capital leases(1)	1,152,541	1,209,624	1,524,998	1,708,172	1,952,133
Total capital leases	12,907	12,142	10,833	2,022	3,713
Total Levi Strauss & Co. stockholders' equity (deficit)	330,268	153,243	171,666	(106,921)	(165,592)
Other Financial Data:
Depreciation and amortization	$102,044	$109,474	$115,720	$122,608	$117,793
Capital expenditures	102,308	73,396	91,771	83,855	130,580
Cash dividends paid	50,000	30,003	25,076	20,036	20,023
_____________

(1)
In the fourth quarter of 2015, we early adopted accounting standards impacting the presentation of debt issuance costs on our unsecured long-term debt and the classification of deferred income taxes. As a result of the early adoption of these standards, prior-period balances have been retrospectively adjusted. See Note 1 to our audited consolidated financial statements included in this report for more information on these accounting standards.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 656 company-operated retail stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated retail stores and ecommerce sites generated approximately 26% of our net revenues in 2015, as compared to 25% in the same period in 2014, with our ecommerce sites representing approximately 13% of this revenue in 2015, as compared to 11% in the same period in 2014. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 39% of our net revenues and 37% of our regional operating income in 2015, as compared to 40% of our net revenues and 35% of our regional operating income in 2014. Sales of Levi’s® brand products represented approximately 85% of our total net sales in each of 2015 and 2014. Pants represented approximately 81% of our total units sold in 2015, as compared to 82% of our total units sold in 2014, and men's products generated approximately 77% of our total net sales in each of 2015 and 2014.
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
For 2016, on a constant-currency basis, our financial objective is to grow full-year revenues, as compared to 2015, and improve full-year gross margin to approximately 51%.
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

Trends Affecting Our Business
We believe the key business and marketplace factors that we are managing include the following:

•
Factors that impact consumer discretionary spending, which remains mixed globally, have created a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment. Such factors include continuing pressures in the U.S. and international economies related to underemployment, slow real wage growth, muted growth in emerging markets, a shift in consumer spending to non-apparel categories such as consumer technology and interest-rate sensitive durable goods, and other similar macroeconomic elements.

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

•
While currency values are in constant flux, we expect that the appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, will continue to impact our financial results, affecting translation, margins, as well as traffic in stores located in or near major domestic tourist attractions.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Our 2015 Results
Our 2015 results reflect constant-currency net revenues growth and an increase in operating income, reflecting continued implementation of our global productivity initiative.

•
Net revenues.  Compared to 2014, consolidated net revenues decreased by 5% on a reported basis, but increased by 1% on a constant-currency basis, primarily reflecting the expansion of the retail network in Europe and Asia, partially offset by a decline in the Americas reflecting the inclusion of an additional sales week in the prior year.

•
Operating income.  Compared to 2014, consolidated operating income increased by 37% and operating margin improved to 10%, primarily reflecting lower restructuring charges in 2015 and an improvement in our constant-currency gross margin, partially offset by the effects of currency.

•
Cash flows.  Cash flows provided by operating activities were $218 million for 2015 as compared to $233 million for 2014, primarily reflecting higher payments to vendors and higher pension payments, partially offset by higher trade receivable collections, lower inventory levels and lower interest payments.

Financial Information Presentation
Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2015 and 2013 were 52-week years ending on November 29, 2015, and November 24, 2013, respectively. Fiscal 2014 was a 53-week year ending on November 30, 2014. Each quarter of fiscal years 2015, 2014 and 2013 consisted of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks.
Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2014, our reporting segments were revised to combine our Middle East and North Africa markets, previously managed by our Europe region, with our Asia region. Financial information attributable to these markets are not significant to any of our regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior periods has not been revised. Effective as of the beginning of 2015, our regional licensing revenue, previously recorded centrally in our Americas region, was revised to be recorded in our respective regions. Regional licensing revenues are not significant to any of our regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior periods has not been revised.
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
2015 compared to 2014
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 29, 2015	November 30, 2014	% Increase (Decrease)	November 29, 2015	November 30, 2014
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,494.5	$4,754.0	(5.5)%	100.0%	100.0%
Cost of goods sold	2,225.5	2,405.6	(7.5)%	49.5%	50.6%
Gross profit	2,269.0	2,348.4	(3.4)%	50.5%	49.4%
Selling, general and administrative expenses	1,823.9	1,906.1	(4.3)%	40.6%	40.1%
Restructuring, net	14.1	128.4	(89.0)%	0.3%	2.7%
Operating income	431.0	313.9	37.3%	9.6%	6.6%
Interest expense	(81.2)	(117.6)	(30.9)%	(1.8)%	(2.5)%
Loss on early extinguishment of debt	(14.0)	(20.3)	(31.2)%	(0.3)%	(0.4)%
Other income (expense), net	(25.4)	(22.1)	15.3%	(0.6)%	(0.5)%
Income before income taxes	310.4	153.9	101.7%	6.9%	3.2%
Income tax expense	100.5	49.6	102.9%	2.2%	1.0%
Net income	209.9	104.3	101.2%	4.7%	2.2%
Net (income) loss attributable to noncontrolling interest	(0.5)	1.8	(125.7)%	—	—
Net income attributable to Levi Strauss & Co.	$209.4	$106.1	97.4%	4.7%	2.2%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 29, 2015	November 30, 2014	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,726.5	$2,862.9	(4.8)%	(2.7)%
Europe	1,016.4	1,143.3	(11.1)%	7.8%
Asia	751.6	747.8	0.5%	7.7%
Total net revenues	$4,494.5	$4,754.0	(5.5)%	1.2%
As compared to the same period in the prior year, total net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.  Net revenues in our Americas region decreased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $62 million.
Net revenues decreased primarily due to the inclusion of an additional sales week in the prior year, since 2014 had 53 fiscal weeks compared to 52 weeks in 2015, as well as a decline at wholesale in sales of Dockers® brand women's products due to our decision in the third quarter of 2014 to exit that business in the United States. Additionally, lower sales of both Levi's® and Dockers® brand men's products were offset by growth in Signature and Denizen® brands and at retail in Canada and Mexico.
Europe.  Net revenues in Europe decreased on a reported basis but increased on a constant-currency basis, with currency affecting net revenues unfavorably by approximately $200 million.
Net revenues increased from the expansion and performance of our company-operated retail network, particularly in the U.K. and Russia markets.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $50 million.
The increase in net revenues was primarily due to the expansion of our company-operated retail network as well as increased promotional activity across channels, primarily in China and India.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 29, 2015	November 30, 2014	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,494.5	$4,754.0	(5.5)%
Cost of goods sold	2,225.5	2,405.6	(7.5)%
Gross profit	$2,269.0	$2,348.4	(3.4)%
Gross margin	50.5%	49.4%
Currency translation unfavorably impacted gross profit by approximately $166 million. Gross margin improved primarily due to lower negotiated product costs and streamlined supply chain operations as well as price increases, partially offset by the unfavorable transactional impact of currency and product investment costs. Gross margin also benefited from our international retail growth.
Selling, general and administrative expenses
The following table shows our SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 29, 2015	November 30, 2014	% Increase (Decrease)	November 29, 2015	November 30, 2014
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$734.1	$730.9	0.4%	16.3%	15.4%
Advertising and promotion	276.4	272.8	1.3%	6.1%	5.7%
Administration	364.4	377.7	(3.5)%	8.1%	7.9%
Other	418.3	466.4	(10.3)%	9.3%	9.8%
Restructuring-related charges	30.7	27.6	11.3%	0.7%	0.6%
Lump-sum pension settlement loss	—	30.7	(100.0)%	—	0.6%
Total SG&A	$1,823.9	$1,906.1	(4.3)%	40.6%	40.1%
Currency affected SG&A favorably by approximately $113 million as compared to the prior year. The constant-currency increase in SG&A reflected our strategic investments in our growth initiatives: direct-to-consumer retail and advertising. The constant-currency decline in our administrative and other costs reflected savings resulting from our global productivity initiative.
Selling.  Currency impacted selling expenses favorably by approximately $62 million as compared to the prior year. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network and investment in our ecommerce business. We had 91 more company-operated stores at the end of 2015 than we did at the end of 2014.
Advertising and promotion.  Currency impacted advertising and promotion expense favorably by approximately $15 million as compared to the prior year. The increase as a percentage of net revenues reflected higher advertising spend as compared to the prior-year period, and in line with our constant-currency revenue growth.
Administration.  Currency impacted administration expenses favorably by approximately $16 million as compared to the prior year.
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Currency impacted other SG&A expenses favorably by approximately $20 million as compared to the prior year. Lower costs primarily reflected information resources and marketing organization savings resulting from our global productivity initiative. Lower costs also reflected a gain of $7.5 million in conjunction with the sale of our finishing and distribution facility in Turkey in the second quarter of 2015.

Restructuring-related charges.  Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects, as well as transition costs associated with our decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in SG&A in our consolidated statements of income.
Lump-sum pension settlement loss.   Settlement loss consists of a noncash pension settlement charge taken in the fourth quarter of 2014 related to an early pension settlement for our U.S. pension plans.
Restructuring, net
For the year ended November 29, 2015, we recognized restructuring charges, net, of $14.1 million, as compared to $128.4 million for the same period in 2014, related to the global productivity initiative, consisting primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 29, 2015	November 30, 2014	% Increase (Decrease)	November 29, 2015		November 30, 2014
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$523.7	$531.1	(1.4)%	19.2%		18.6%
Europe	184.4	181.0	1.8%	18.1%		15.8%
Asia	121.6	108.5	12.1%	16.2%		14.5%
Total regional operating income	829.7	820.6	1.1%	18.5%	*	17.3%	*

Corporate:
Restructuring, net	14.1	128.4	(89.0)%	0.3%	*	2.7%	*
Restructuring-related charges	30.7	27.6	11.3%	0.7%	*	0.6%	*
Lump-sum pension settlement loss	—	30.7	(100.0)%	—	*	0.6%	*
Other corporate staff costs and expenses	353.9	320.0	10.6%	7.9%	*	6.7%	*
Corporate expenses	398.7	506.7	(21.3)%	8.9%	*	10.7%	*
Total operating income	$431.0	$313.9	37.3%	9.6%	*	6.6%	*
Operating margin	9.6%	6.6%
______________
* Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $41 million as compared to the prior year.
Regional operating income.

•
Americas.  Currency translation unfavorably affected operating income in the region by approximately $13 million as compared to the prior year. Higher constant-currency operating income and operating margin primarily reflected an improvement in the region's gross margin, partially offset by increased investment in retail and advertising and lower net revenues in the region.

•
Europe.  Currency translation unfavorably affected operating income by approximately $39 million as compared to the prior year. Operating income and operating margin increased primarily due to the region's higher net revenues, partially offset by increased investment in retail in the region.

•
Asia.  Currency translation unfavorably affected operating income by approximately $8 million as compared to the prior year. The improvement in operating income and operating margin primarily reflected an improvement in the region's gross margin as well as the region's higher revenues, partially offset by increased investment in retail and advertising in the region.

Corporate.  Corporate expenses represent costs that are not attributed to any of our regional operating segments. Included in corporate expenses are restructuring charges, the consulting fees incurred for our centrally-led cost-savings and productivity projects, other corporate staff costs, and in 2014, the noncash pension settlement charge. Currency translation favorably affected corporate expenses by approximately $19 million.
As compared to the prior year, other corporate staff costs and expenses increased primarily due to foreign currency transaction losses in 2015 related to our global sourcing organization's procurement of inventory on behalf of our foreign subsidiaries, of which approximately $25 million related to our Europe region and $6 million related to our Asia region; such amounts were immaterial in 2014.
Interest expense
Interest expense was $81.2 million for the year ended November 29, 2015, as compared to $117.6 million in the prior year. The decrease in interest expense was primarily due to lower average debt balances and lower average borrowing rates in 2015, resulting from our debt reduction and refinancing activities in 2014 and 2015.
The weighted-average interest rate on average borrowings outstanding for 2015 was 6.72%, as compared to 7.58% for 2014.
Loss on early extinguishment of debt
For the year ended November 29, 2015, we recorded a loss of $14.0 million on early extinguishment of debt as a result of our debt refinancing activities during 2015. The loss was comprised of tender and redemption premiums of $7.5 million, and the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
For the year ended November 30, 2014, we recorded a loss of $20.3 million on early extinguishment of debt as a result of our debt refinancing activities during 2014. The loss was comprised of redemption premiums of $15.2 million and the write-off of $5.1 million of unamortized debt issuance costs.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 29, 2015, we recorded net expense of $25.4 million as compared to $22.1 million for the prior year. The net expense in 2015 reflected net losses on our foreign currency denominated balances, partially offset by net gains on foreign exchange derivatives. The expense in 2014 reflected losses on our foreign currency denominated balances as well as losses on foreign exchange derivatives.
Income tax expense
Income tax expense was $100.5 million for the year ended November 29, 2015, compared to $49.6 million for the prior year. Our effective income tax rate was 32.4% for the year ended November 29, 2015, compared to 32.2% for the prior year.
The increase in the effective tax rate in 2015 was primarily due to a one-time, incremental annual tax benefit associated with multi-year California Enterprise Zone credits recognized in 2014, partially offset by a $8.0 million discrete tax benefit recognized in 2015 attributable to deductions taken for losses on the investment in a consolidated subsidiary.
The effective tax rate in 2014 included a tax benefit that we recorded in 2014 as a result of reversing a deferred tax liability associated with the change in assertion during the period to indefinitely reinvest certain undistributed foreign earnings.
For the year ended November 29, 2015, management asserted indefinite reinvestment on $100.0 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $26.5 million.

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
Net revenues increased due to the inclusion of an additional sales week, since 2014 had 53 fiscal weeks compared to 52 weeks in 2013. Declines at wholesale in sales of Levi's® women's and Dockers® products were, partially offset by a higher volume of sales at our company-operated retail network on increased promotional activity.
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
Administration.  Administration expenses decreased primarily due to savings resulting from our global productivity initiative as well as lower amortization expense for intangible assets, as certain intangible assets became fully amortized beginning in 2014.
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Lower costs primarily reflected information resources and marketing organization savings resulting from our global productivity initiative.
Restructuring-related charges. Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects. These related charges represent costs incurred associated with ongoing operations to benefit future periods and were recorded in SG&A in our consolidated statements of income.
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
As of November 29, 2015, we had borrowings of $99.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the facility was $658.6 million, as our total availability of $718.7 million, based on collateral levels as defined by the agreement, was reduced by $60.1 million of other credit-related instruments.
As of November 29, 2015, we had cash and cash equivalents totaling approximately $318.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $977.2 million.
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

The following table presents selected cash uses in 2015 and the related projected cash uses for these items in 2016 as of November 29, 2015:

	Cash Used in	Projected Cash Uses in
	2015	2016
	(Dollars in millions)
Capital expenditures(1)	$102	$130
Interest	78	67
Federal, foreign and state taxes (net of refunds)	61	60
Pension plans(2)	37	33
Postretirement health benefit plans	15	15
Dividend(3)	50	60
Total selected cash requirements	$343	$365
______________

(1)	Capital expenditures consist primarily of costs associated with information technology investments for ecommerce and investment in company-operated retail stores.

(2)
The 2016 pension contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets.

(3)	Subsequent to the fiscal year end, our Board of Directors declared a cash dividend of $60.0 million.

The following table provides information about our significant cash contractual obligations and commitments as of November 29, 2015:

	Payments due or projected by period
	Total	2016	2017	2018	2019	2020	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,167	$148	$—	$—	$—	$—	$1,019
Interest(1)	526	67	66	64	64	62	203
Capital lease obligations	34	5	4	4	5	5	11
Operating leases(2)	624	150	117	93	75	58	131
Purchase obligations(3)	877	507	68	61	49	28	164
Postretirement obligations(4)	114	15	14	13	12	12	48
Pension obligations(5)	256	33	34	36	38	32	83
Long-term employee related benefits(6)	99	27	15	12	7	6	32
Total	$3,697	$952	$318	$283	$250	$203	$1,691
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 29, 2015, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 – Properties.”

(3)
Amounts reflect estimated commitments of $388 million for inventory purchases, $212 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $277 million for human resources, advertising, information technology and other professional services.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2016 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our uncertain tax positions of $32.7 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights (“SARs”) put to the Company under the terms of our EIP. Based on the fair value of the Company's stock and the number of shares outstanding as of November 29, 2015, future payments under the terms of the EIP could range up to approximately $70 million, of which up to approximately $60 million could become payable in 2016. These payments are contingent on the Company's liquidity and the Board's discretion.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in millions)
Cash provided by operating activities	$218.3	$232.9	$411.3
Cash used for investing activities	(80.8)	(71.8)	(92.8)
Cash used for financing activities	(94.9)	(341.7)	(230.5)
Cash and cash equivalents	318.6	298.3	489.3
2015 as compared to 2014
Cash flows from operating activities
Cash provided by operating activities was $218.3 million for 2015, as compared to $232.9 million for 2014. Cash provided by operating activities decreased compared to the prior year primarily due to higher payments to vendors and higher pension payments, partially offset by an increase in cash received from customers, reflecting our higher beginning accounts receivable balance, lower cash used for inventory purchases, and lower interest payments.
Cash flows from investing activities
Cash used for investing activities was $80.8 million for 2015, as compared to $71.8 million for 2014. The increase in cash used for investing activities as compared to the prior year primarily reflects increased investment in information technology projects and retail expansion.
Cash flows from financing activities
Cash used for financing activities was $94.9 million for 2015, as compared to $341.7 million for 2014. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
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
Cash flows from financing activities
Cash used for financing activities was $341.7 million for 2014, as compared to cash provided of $230.5 million for 2013. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.2 billion as of November 29, 2015, we had fixed-rate debt of $1.1 billion (91% of total debt) and variable-rate debt of $0.1 billion (9% of total debt). As of November 29, 2015, our required aggregate debt principal payments on our unsecured long-term debt were $32.6 million in 2016 and the remaining $1.0 billion in years after 2016. Short-term debt of $99.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $16.0 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. As of November 29, 2015, we were in compliance with all of these covenants.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment for certain reporting units and impairment for other non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. The reporting units and non-amortized intangibles selected for the qualitative assessment approach have fair values that are significantly higher than their carrying values and remote risk of impairment. For goodwill and other non-amortized intangible assets not qualitatively assessed, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 29, 2015, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 29, 2015, a 25 basis point change in the discount rate would yield an approximately four percent change in the projected benefit obligation and an approximately two percent change in the annual service cost of our pension plans, and an approximately three percent change in the projected benefit obligation and annual service cost of our postretirement benefit plan.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including constant-currency revenue and gross margin expectations, and/or statements preceded by, followed by or that include the words “believe”, “will”, “so we can”, “when”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

•	our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange and interest rate fluctuations;

•	our ability to successfully prevent or mitigate the impacts of data security breaches;

•	our ability to attract and retain key executives and other key employees;

•	our ability to protect our trademarks and other intellectual property;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws; and

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 29, 2015, we had forward foreign exchange contracts to buy $883.7 million and to sell $481.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2017.
As of November 30, 2014, we had forward foreign exchange contracts to buy $470.5 million and to sell $305.7 million against various foreign currencies. These contracts were at various exchange rates and expired at various dates through February 2016.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 29, 2015, and November 30, 2014. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2017.

	As of November 29, 2015			As of November 30, 2014
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.75	$6,455	$988	0.87	$6,393	$200
Brazilian Real	—	—	—	2.46	704	(72)
Canadian Dollar	1.27	23,899	2,476	1.12	42,224	1,212
Swiss Franc	0.99	(12,264)	(299)	0.93	(12,121)	166
Czech Koruna	24.54	(366)	(14)	21.91	292	4
Danish Krone	6.80	(1,311)	(39)	5.84	(1,258)	(29)
Euro	1.11	180,379	9,795	1.28	(38,235)	(2,900)
British Pound Sterling	1.53	53,569	602	1.61	(23,766)	(613)
Hong Kong Dollar	7.75	(1,107)	—	7.76	(2,571)	1
Hungarian Forint	287.35	(823)	(17)	244.56	(1,452)	(17)
Indonesian Rupiah	—	—	—	13,310.00	3,276	(266)
Indian Rupee	—	—	—	66.79	599	(41)
Japanese Yen	118.59	32,590	1,227	106.79	46,375	5,165
South Korean Won	1,115.95	13,332	504	1,088.39	26,613	197
Mexican Peso	15.84	92,270	5,914	13.43	73,099	2,783
Malaysian Ringgit	3.46	65	65	3.31	11,290	284
Norwegian Krone	8.55	(1,327)	(20)	6.67	2,881	164
New Zealand Dollar	0.66	(2,890)	(53)	0.78	(3,352)	(22)
Philippine Peso	—	—	—	45.20	3,908	(6)
Polish Zloty	3.93	(8,827)	(237)	3.36	(514)	(79)
Russian Ruble	—	—	—	—	—	—
Swedish Krona	8.48	13,603	266	7.41	11,935	(7)
Singapore Dollar	1.38	(763)	(187)	1.27	(3,051)	(135)
Turkish Lira	—	—	—	2.22	1,281	8
New Taiwan Dollar	—	—	—	29.68	3,669	146
South African Rand	12.84	15,620	2,268	11.52	16,558	(175)
Total		$402,104	$23,239		$164,777	$5,968

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 29, 2015							As of November 30, 2014
	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$1,025,000	$1,025,000	$1,050,000
Average Interest Rate	—	—	—	—	—	5.96%	5.96%
Fixed Rate (Yen 4.0 billion)	32,634	—	—	—	—	—	32,634	33,985
Average Interest Rate	4.25%	—	—	—	—	—	4.25%
Fixed Rate (Euro 300 million)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$32,634	$—	$—	$—	$—	$1,025,000	$1,057,634	$1,083,985
______________

(1)
Amounts presented in this table exclude short-term, variable-rate debt of $99.0 million as of November 29, 2015, borrowed under our senior secured revolving credit facility, which was expected to be repaid over the next twelve months. Also excluded from this table are other short-term borrowings of $16.0 million as of November 29, 2015, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $16.0 million, $14.8 million was fixed-rate debt and $1.2 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries at November 29, 2015 and November 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
February 11, 2016

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 29, 2015	November 30, 2014
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$318,571	$298,255
Trade receivables, net of allowance for doubtful accounts of $11,025 and $12,704	498,196	481,981
Inventories:
Raw materials	3,368	4,501
Work-in-process	3,031	5,056
Finished goods	600,460	591,359
Total inventories	606,859	600,916
Other current assets	104,523	99,347
Total current assets	1,528,149	1,480,499
Property, plant and equipment, net of accumulated depreciation of $811,013 and $784,493	390,829	392,062
Goodwill	235,041	238,921
Other intangible assets, net	43,350	45,898
Non-current deferred tax assets, net	580,640	663,619
Other non-current assets	106,386	85,902
Total assets	$2,884,395	$2,906,901

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$114,978	$131,524
Current maturities of long-term debt	32,625	—
Accounts payable	238,309	234,892
Accrued salaries, wages and employee benefits	182,430	178,470
Restructuring liabilities	20,141	57,817
Accrued interest payable	5,510	5,679
Accrued income taxes	6,567	9,432
Other accrued liabilities	245,607	259,483
Total current liabilities	846,167	877,297
Long-term debt	1,004,938	1,078,100
Long-term capital leases	12,320	11,619
Postretirement medical benefits	105,240	122,213
Pension liability	358,443	406,398
Long-term employee related benefits	73,342	80,066
Long-term income tax liabilities	26,312	35,821
Other long-term liabilities	56,987	63,268
Total liabilities	2,483,749	2,674,782

Commitments and contingencies
Temporary equity	68,783	77,664

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,460,145 shares and 37,430,283 shares issued and outstanding	375	374
Additional paid-in capital	3,291	—
Retained earnings	705,668	528,209
Accumulated other comprehensive loss	(379,066)	(375,340)
Total Levi Strauss & Co. stockholders’ equity	330,268	153,243
Noncontrolling interest	1,595	1,212
Total stockholders’ equity	331,863	154,455
Total liabilities, temporary equity and stockholders’ equity	$2,884,395	$2,906,901
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Net revenues	$4,494,493	$4,753,992	$4,681,691
Cost of goods sold	2,225,512	2,405,552	2,331,219
Gross profit	2,268,981	2,348,440	2,350,472
Selling, general and administrative expenses	1,823,863	1,906,164	1,884,965
Restructuring, net	14,071	128,425	—
Operating income	431,047	313,851	465,507
Interest expense	(81,214)	(117,597)	(129,024)
Loss on early extinguishment of debt	(14,002)	(20,343)	(689)
Other income (expense), net	(25,433)	(22,057)	(13,181)
Income before income taxes	310,398	153,854	322,613
Income tax expense	100,507	49,545	94,477
Net income	209,891	104,309	228,136
Net (income) loss attributable to noncontrolling interest	(455)	1,769	1,057
Net income attributable to Levi Strauss & Co.	$209,436	$106,078	$229,193

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Net income	$209,891	$104,309	$228,136
Other comprehensive income (loss), net of related income taxes:
Pension and postretirement benefits	25,114	(34,682)	104,189
Net investment hedge gains (losses)	3,474	4,978	(7,846)
Foreign currency translation (losses) gains	(32,032)	(34,904)	4,965
Unrealized (losses) gains on marketable securities	(354)	968	252
Total other comprehensive (loss) income	(3,798)	(63,640)	101,560
Comprehensive income	206,093	40,669	329,696
Comprehensive (income) loss attributable to noncontrolling interest	(383)	2,098	2,103
Comprehensive income attributable to Levi Strauss & Co.	$205,710	$42,767	$331,799

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	(Dollars in thousands)
Balance at November 25, 2012	$374	$33,365	$273,975	$(414,635)	$5,413	$(101,508)
Net income (loss)	—	—	229,193	—	(1,057)	228,136
Other comprehensive income (loss), net of tax	—	—	—	102,606	(1,046)	101,560
Stock-based compensation and dividends, net	—	8,272	(23)	—	—	8,249
Reclassification to temporary equity	—	(30,641)	—	—	—	(30,641)
Repurchase of common stock	—	(3,635)	(2,109)	—	—	(5,744)
Cash dividends paid	—	—	(25,076)	—	—	(25,076)
Balance at November 24, 2013	374	7,361	475,960	(312,029)	3,310	174,976
Net income (loss)	—	—	106,078	—	(1,769)	104,309
Other comprehensive loss, net of tax	—	—	—	(63,311)	(329)	(63,640)
Stock-based compensation and dividends, net	—	13,290	(23)	—	—	13,267
Reclassification to temporary equity	—	(19,298)	(19,842)	—	—	(39,140)
Repurchase of common stock	—	(1,353)	(3,961)	—	—	(5,314)
Cash dividends paid	—	—	(30,003)	—	—	(30,003)
Balance at November 30, 2014	374	—	528,209	(375,340)	1,212	154,455
Net income	—	—	209,436	—	455	209,891
Other comprehensive loss, net of tax	—	—	—	(3,726)	(72)	(3,798)
Stock-based compensation and dividends, net	1	16,674	(66)	—	—	16,609
Reclassification to temporary equity	—	(10,961)	19,842	—	—	8,881
Repurchase of common stock	—	(2,422)	(1,753)	—	—	(4,175)
Cash dividends paid	—	—	(50,000)	—	—	(50,000)
Balance at November 29, 2015	$375	$3,291	$705,668	$(379,066)	$1,595	$331,863

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$209,891	$104,309	$228,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,044	109,474	115,720
Asset impairments	2,616	6,531	8,330
Gain on disposal of assets	(8,626)	(197)	(2,112)
Unrealized foreign exchange (gains) losses	(371)	5,392	4,573
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(14,720)	6,184	2,904
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement losses	16,983	45,787	22,686
Employee benefit plans’ curtailment gain, net	—	—	(564)
Noncash loss on extinguishment of debt, net of write-off of unamortized debt issuance costs	3,448	5,103	689
Noncash restructuring charges	658	3,347	—
Amortization of premium, discount and debt issuance costs	2,150	2,331	3,287
Stock-based compensation	15,137	12,441	8,249
Allowance for doubtful accounts	1,875	662	1,158
Deferred income taxes	58,386	(28,177)	37,520
Change in operating assets and liabilities:
Trade receivables	4,060	(51,367)	65,955
Inventories	28,566	(6,184)	(63,920)
Other current assets	(3,061)	5,377	32,808
Other non-current assets	(21,375)	1,509	9,871
Accounts payable and other accrued liabilities	(80,224)	(28,871)	3,107
Restructuring liabilities	(36,711)	66,574	—
Income tax liabilities	(9,680)	19,224	(23,832)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(44,714)	(42,878)	(51,974)
Other long-term liabilities	(10,902)	(3,740)	8,618
Other, net	2,902	78	59
Net cash provided by operating activities	218,332	232,909	411,268
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(102,308)	(73,396)	(91,771)
Proceeds from sale of assets	9,026	8,049	2,277
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	14,720	(6,184)	(2,904)
Acquisitions, net of cash acquired	(2,271)	(318)	(400)
Net cash used for investing activities	(80,833)	(71,849)	(92,798)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	—	140,000
Repayments of long-term debt and capital leases	(528,104)	(395,853)	(327,281)
Proceeds from senior revolving credit facility	345,000	265,000	—
Repayments of senior revolving credit facility	(346,000)	(165,000)	—
Proceeds from short-term credit facilities	23,936	24,372	46,187
Repayments of short-term credit facilities	(21,114)	(24,000)	(53,726)
Other short-term borrowings, net	(12,919)	(10,080)	(3,711)
Debt issuance costs	(4,605)	(2,684)	(2,557)
Change in restricted cash, net	1,615	1,060	(139)
Repurchase of common stock	(4,175)	(5,314)	(5,744)
Excess tax benefits from stock-based compensation	1,471	826	1,538
Dividend to stockholders	(50,000)	(30,003)	(25,076)
Net cash used for financing activities	(94,895)	(341,676)	(230,509)
Effect of exchange rate changes on cash and cash equivalents	(22,288)	(10,387)	(4,837)
Net increase (decrease) in cash and cash equivalents	20,316	(191,003)	83,124
Beginning cash and cash equivalents	298,255	489,258	406,134
Ending cash and cash equivalents	$318,571	$298,255	$489,258

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$23,958	$19,728	$13,816

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$77,907	$110,029	$121,827
Cash paid for income taxes during the period, net of refunds	61,456	60,525	47,350
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2015 and 2013 were 52-week years, ending on November 29, 2015, and November 24, 2013, respectively. Fiscal 2014 was a 53-week year ending on November 30, 2014. Each quarter of fiscal years 2015, 2014 and 2013 consists of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. In conjunction with the early adoption of Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes," ("ASU 2015-17”), all deferred income taxes are classified as non-current on the Company's consolidated balance sheets. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.
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
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
Debt Issuance Costs
In conjunction with the early adoption of Accounting Standards Update No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03") and Accounting Standards Update No. 2015-15, "Interest – Imputation Of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASU 2015-15"), the Company capitalizes debt issuance costs on its Senior Revolving Credit Facility, which are included in “Other non-current assets” on the Company's consolidated balance sheets. Capitalized debt issuance costs on the Company's unsecured long-term debt are presented as a reduction to the debt outstanding on the Company's consolidated balance sheets. The unsecured long-term debt issuance costs are generally amortized utilizing the effective interest method whereas the senior revolving credit facility issuance costs are amortized utilizing the straight-line method. Amortization of debt issuance costs is included in “Interest expense” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for formal and pre-existing severance arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” on the Company’s consolidated balance sheets.
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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 29, 2015, and November 30, 2014.
The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. The Company has estimated the fair value of its other financial instruments using the market and income approaches. Rabbi trust assets and forward foreign exchange contracts are carried at their fair values. The Company's debt instruments are carried at historical cost and adjusted for amortization of premiums, discounts, or deferred financing costs, foreign currency fluctuations and principal payments.
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
At the end of 2015, the Company elected to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense. Under the spot-rate approach, the interest cost is calculated by applying interest to the discounted cash flow expected at each payment date. For this purpose, the interest is determined using the same spot rate along the yield curve used to determine the present value of the associated payment. This approach will be used starting with the 2016 expense, rather than using a single weighted-average rate which had been utilized in prior years, for all plans with a yield curve available for discount rate setting purposes. The effect of this adoption will have an impact on interest cost estimates on a prospective basis. There is no impact on the 2015 consolidated financial statements as a result of this adoption.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Employee Incentive Compensation
The Company maintains short-term and long-term employee incentive compensation plans. Provisions for employee incentive compensation are recorded in “Accrued salaries, wages and employee benefits” and “Long-term employee related benefits” on the Company's consolidated balance sheets. The Company accrues the related compensation expense over the period of the plan and changes in the liabilities for these incentive plans generally correlate with the Company's financial results and projected future financial performance.
Stock-Based Compensation
The Company has stock-based incentive plans which reward certain employees and directors with cash or equity. Compensation cost for these awards is based on the fair value of the Company's common stock and generally reflects the number of awards that vest or are expected to vest. Compensation cost is recognized over the period that an employee provides service for that award, which generally is the vesting period.
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
The fair value of equity awards granted to employees is estimated on the date of grant based on the Black-Scholes option pricing model. The fair value of equity awards granted to directors is based on the fair value of the common stock at the date of grant. The fair value of liability awards granted prior to 2013 is based on the Black-Scholes option pricing model at each quarter end. Beginning in 2013, the fair value of liability awards granted is based on the fair value of the common stock at each quarter end.
The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Due to the fact that the Company's common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities, over the expected life of the awards, of comparable companies from a representative peer group of publicly-traded entities, selected based on industry and financial attributes. Other assumptions include expected life, risk-free rate of interest and dividend yield. For equity awards with a service condition, the expected life is derived based on historical experience and expected future post-vesting termination and exercise patterns. For equity awards with a performance condition, the expected life is computed using the simplified method until historical experience is available. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.
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
Derivative Financial Instruments and Hedging Activities
The Company recognizes all derivatives as assets and liabilities at their fair values, which are included in "Other current assets", "Other non-current assets" or "Other accrued liabilities" on the Company's consolidated balance sheets. The Company uses derivatives to manage exposures that are sensitive to changes in market conditions, such as foreign currency risk. Additionally, some of the Company's contracts contain provisions that are accounted for as embedded derivative instruments. The Company does not designate its derivative instruments for hedge accounting; changes in the fair values of these instruments are recorded in

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

“Other income (expense), net” in the Company's consolidated statements of income. The non-derivative instruments the Company designates and that qualify for hedge accounting treatment hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in “Other income (expense), net” in the Company's consolidated statements of income. The effective portions of these hedges are recorded in “Accumulated other comprehensive loss” on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
Foreign Currency
The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. Dollars using period-end exchange rates, income and expenses are translated at average monthly exchange rates, and equity accounts are translated at historical rates. Net changes resulting from such translations are recorded as a component of translation adjustments in “Accumulated other comprehensive loss” on the Company's consolidated balance sheets.
Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Unrealized gains or losses arising from the remeasurement of these balances are recorded in “Other income (expense), net” in the Company's consolidated statements of income. In addition, at the settlement date of foreign currency transactions, the realized foreign currency gains or losses are recorded in “Other income (expense), net” in the Company's consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.
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
The Company recognizes allowances for estimated returns in the period in which the related sale is recorded. The Company recognizes allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. The Company estimates non-volume based allowances based on historical rates as well as customer and product-specific circumstances. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Company's consolidated statements of income.
Net sales to the Company's ten largest customers totaled approximately 31% of net revenues for each of 2015, 2014 and 2013. No customer represented 10% or more of net revenues in any of these years.
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
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Costs relating to the Company's licensing activities are also included in SG&A. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2015, 2014 and 2013, total advertising expense was $276.4 million, $272.8 million and $274.0 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $159.7 million, $168.7 million and $171.7 million for 2015, 2014 and 2013, respectively.
Changes In Accounting Principle
In the fourth quarter of 2015, the Company early adopted the following accounting standards:

•
ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and ASU 2015-15, which noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Prior periods have been retrospectively adjusted to present debt issuance costs on our unsecured long-term debt as a reduction of debt outstanding. As permitted by ASU 2015-15, the debt issuance costs related to line-of-credit arrangements continues to be classified as a non-current asset on the consolidated balance sheets. The impact of the adoption was a reduction of $14.4 million at November 30, 2014, to "Other non-current assets" and "Long-term debt".

•
ASU 2015-17, which eliminates the current asset and current liability classifications for deferred income taxes and requires that all deferred income taxes be classified as non-current assets or non-current liabilities.  Prior periods have been retrospectively adjusted to reflect all deferred tax assets and liabilities as non-current on the consolidated balance sheets.  The impact of the adoption of ASU 2015-17 was a reduction to "Total current assets" by $178.0 million, an increase to "Non-current deferred tax assets, net" by $175.2 million, a reduction to "Other accrued liabilities" by $3.7 million, and an increase to "Other long-term liabilities" by $0.9 million at November 30, 2014.

Recently Issued Accounting Standards
The following recently issued accounting standards have been grouped by their required effective dates for the Company:
First Quarter of 2017

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-04, "Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets," ("ASU 2015-04"). ASU 2015-04 provides the use of a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The Company is currently assessing whether to adopt this standard. Should the Company elect to adopt this standard, it does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

•
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, "Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PP&E”) were as follows:

	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Land	$13,180	$14,111
Buildings and leasehold improvements	384,228	382,787
Machinery and equipment	393,806	417,414
Capitalized internal-use software	378,643	334,168
Construction in progress	31,985	28,075
Subtotal	1,201,842	1,176,555
Accumulated depreciation	(811,013)	(784,493)
PP&E, net	$390,829	$392,062
Depreciation expense for the years ended November 29, 2015, November 30, 2014, and November 24, 2013, was $99.8 million, $106.5 million and $104.6 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 29, 2015, and November 30, 2014, were as follows:

	Americas	Europe	Asia	Total
	(Dollars in thousands)
Balance, November 24, 2013	$207,423	$32,110	$1,695	$241,228
Additions	—	182	—	182
Foreign currency fluctuation	(4)	(2,355)	(130)	(2,489)
Balance, November 30, 2014	207,419	29,937	1,565	238,921
Additions	424	137	—	561
Foreign currency fluctuation	(27)	(4,050)	(364)	(4,441)
Balance, November 29, 2015	$207,816	$26,024	$1,201	$235,041

Other intangible assets, net, were as follows:

	November 29, 2015			November 30, 2014
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	6,954	(6,347)	607	7,596	(6,469)	1,127
Customer lists	15,915	(15,915)	—	18,701	(16,673)	2,028
Total	$65,612	$(22,262)	$43,350	$69,040	$(23,142)	$45,898
For the years ended November 29, 2015, November 30, 2014, and November 24, 2013, amortization of these intangible assets was $2.1 million, $2.8 million and $10.5 million, respectively. The amortization of these intangible assets in the succeeding fiscal years is immaterial.
As of November 29, 2015, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 29, 2015			November 30, 2014
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$26,013	$26,013	$—	$25,891	$25,891	$—
Forward foreign exchange contracts, net(3)	27,131	—	27,131	10,511	—	10,511
Total	$53,144	$26,013	$27,131	$36,402	$25,891	$10,511
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$7,809	$—	$7,809	$10,353	$—	$10,353
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 29, 2015		November 30, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$99,020	$99,020	$100,098	$100,098
4.25% Yen-denominated Eurobonds due 2016(1)	32,736	33,593	34,088	35,362
7.625% senior notes due 2020(1)	—	—	520,529	550,357
6.875% senior notes due 2022(1)	527,715	570,355	528,394	575,022
5.00% senior notes due 2025(1)	482,145	480,945	—	—
Short-term borrowings	15,996	15,996	31,742	31,742
Total	$1,157,612	$1,199,909	$1,214,851	$1,292,581
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows of the Company and its subsidiaries and selected assets or liabilities of the Company and its subsidiaries without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company designates a portion of its outstanding Yen-denominated Eurobonds as a net investment hedge to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 29, 2015, the Company had forward foreign exchange contracts to buy $883.7 million and to sell $481.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2017.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 29, 2015			November 30, 2014
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$31,808	$(4,677)	$27,131	$15,587	$(5,076)	$10,511
Forward foreign exchange contracts(2)	253	(8,062)	(7,809)	1,833	(12,186)	(10,353)
Total	$32,061	$(12,739)		$17,420	$(17,262)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(7,832)		$—	$(10,195)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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

	November 29, 2015			November 30, 2014
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$30,837	$(4,930)	$25,907	$15,555	$(6,908)	$8,647
Financial liabilities	(7,599)	4,930	(2,669)	(9,587)	6,908	(2,679)
Total			$23,238			$5,968
Embedded derivative contracts
Financial assets	$1,224	$—	$1,224	$1,865	$—	$1,865
Financial liabilities	(5,140)	—	(5,140)	(7,675)	—	(7,675)
Total			$(3,916)			$(5,810)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 29, 2015	November 30, 2014	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(18,982)	(19,367)	$965	$3,767	$3,839
Euro senior notes	(15,751)	(15,751)	—	—	—
Cumulative income taxes	11,849	8,760
Total	$(18,247)	$(21,721)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$14,720	$(6,184)	$(2,904)
Unrealized	19,386	(4,920)	2,365
Total	$34,106	$(11,104)	$(539)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 6: DEBT

	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Long-term debt
Unsecured:
4.25% Yen-denominated Eurobonds due 2016	$—	$33,964
7.625% senior notes due 2020	—	518,750
6.875% senior notes due 2022	524,807	525,386
5.00% senior notes due 2025	480,131	—
Total unsecured	1,004,938	1,078,100
Total long-term debt	$1,004,938	$1,078,100
Short-term debt and current maturities of long-term debt
Secured:
Senior revolving credit facility	$99,000	$100,000
Unsecured:
Current maturities of 4.25% Yen-denominated Eurobonds due 2016	32,625	—
Short-term borrowings	15,978	31,524
Total short-term debt and current maturities of long-term debt	$147,603	$131,524
Total debt	$1,152,541	$1,209,624
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
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. On March 21, 2014, the Company amended and restated its senior secured revolving credit facility to extend the term to March 21, 2019. The terms of the amended and restated credit facility are similar to the terms under the original credit facility, except that of the maximum availability of $850.0 million, $350.0 million is secured by the U.S. Levi’s® trademarks, an increase from the $250.0 million in original credit facility. The interest rate for borrowing under the credit facility was reduced from LIBOR plus 150 to 275 basis points to LIBOR 125 to 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability was reduced from 37.5 to 50 basis points to 25 to 30 basis points (depending on the Company’s credit ratings). Upon the maturity date, all of the obligations outstanding under the credit agreement become due.
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $658.6 million at November 29, 2015, as the Company’s total availability of $718.7 million, based on the collateral levels discussed above, was reduced by $60.1 million of letters of credit and other credit usage allocated under the facility. The $60.1 million was comprised of $2.8 million of other credit usage and $57.3 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers' compensation claims and the working capital requirements for certain subsidiaries, primarily India.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
Senior Notes due 2020
The Company issued $525.0 million in aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes due 2020”) to qualified institutional buyers in May 2010. The notes were unsecured obligations that ranked equally with all of the Company's other existing and future unsecured and unsubordinated debt. On April 20, 2015, the company commenced a cash tender offer for the outstanding amount of its Senior Notes due 2020. The tender offer expired April 24, 2015, and the Company redeemed all the remaining notes that were not tendered in the offer on May 28, 2015.
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
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
Covenants and other terms. The Additional Senior Notes due 2022 and the Original Senior Notes due 2022 are treated as a single class for all purposes under the indenture governing the Company's Senior Notes due 2022. The indenture governing the notes contains covenants that limit, among other things, the Company's and certain of the Company's subsidiaries' ability to incur additional debt; make certain restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries; enter into sale and leaseback transactions; merge or consolidate with another person; and dispose of all or substantially all of the Company's assets. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding notes may declare all notes to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.
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
Issuance of Senior Notes due 2025
Principal, interest, and maturity. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the “Senior Notes due 2025”) to qualified institutional buyers and to purchasers outside the United States in compliance with the Securities Act. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2025 will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2015. The Company may redeem some or all of the Senior Notes due 2025 prior to May 1, 2020, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to May 1, 2018, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Senior Notes due 2025 with the proceeds of certain equity offerings at a redemption price of 105.00% of the principal amount of the Senior Notes due 2025, plus accrued and unpaid interest, if any, to the date of redemption. The Company recorded a discount of $13.9 million in conjunction with the issuance of the Senior Notes due 2025, related to tender and redemption premiums paid to certain holders of the Senior Notes due 2020 who participated in the issuance of the Senior Notes due 2025, which will be amortized to interest expense over the term of the notes. Costs of approximately $6.9 million associated with the issuance of the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
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
Loss on Early Extinguishment of Debt
During the year ended November 29, 2015, the Company recorded a $14.0 million loss on early extinguishment of debt, comprised of tender and redemption premiums of $7.5 million, and the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Principal Payments on Short-term and Long-term Debt
The table below sets forth, as of November 29, 2015, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)
2016	$147,612
2017	—
2018	—
2019	—
2020	—
Thereafter	1,018,769
Total future debt principal payments	$1,166,381
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2015, 2014 and 2013 was 6.72%, 7.58% and 7.62%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of certain of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 15. As of November 29, 2015, and at the time the dividends were paid, the Company met the requirements of its debt instruments. Subsidiaries of the Company that are not wholly-owned subsidiaries are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company of dividends or distributions of greater value than it would receive on a pro rata basis. The Company has not entered into any arrangements that would restrict the transfer of the assets of the Company's subsidiaries to the Company in the form of loans, advances or cash dividends.
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
Covenants.  The Company's long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries', ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information see Note 6. As of November 29, 2015, the Company was in compliance with all of these covenants.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,289,337	$1,233,799	$134,084	$135,595
Service cost	8,352	8,397	251	255
Interest cost	47,179	54,958	4,588	5,199
Plan participants' contribution	534	700	4,512	4,658
Actuarial (gain) loss(1)	(56,352)	166,664	(5,918)	6,455
Net curtailment loss	300	2,093	—	733
Impact of foreign currency changes	(21,306)	(12,532)	—	—
Plan settlements(2)	(4,145)	(102,021)	—	—
Special termination benefits	—	35	—	—
Net benefits paid	(69,534)	(62,756)	(19,777)	(18,811)
Benefit obligation at end of year	$1,194,365	$1,289,337	$117,740	$134,084

Change in plan assets:
Fair value of plan assets at beginning of year	878,823	903,033	—	—
Actual return on plan assets(3)	10,185	128,281	—	—
Employer contribution	36,151	20,046	15,265	14,153
Plan participants' contributions	534	700	4,512	4,658
Plan settlements(2)	(4,145)	(102,021)	—	—
Impact of foreign currency changes	(13,463)	(8,460)	—	—
Net benefits paid	(69,534)	(62,756)	(19,777)	(18,811)
Fair value of plan assets at end of year	838,551	878,823	—	—
Unfunded status at end of year	$(355,814)	$(410,514)	$(117,740)	$(134,084)
_____________

(1)
Actuarial gains in 2015 and actuarial losses in 2014 in the Company's pension benefit plans resulted from changes in mortality and discount rate assumptions, primarily for the Company's U.S. plans. Changes in financial markets during 2015 and 2014, including an increase and decrease, respectively, in corporate bond yield indices, resulted in a decrease and increase in benefit obligations, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

(2)
The decrease in pension plan settlements in 2015 was primarily due to a voluntary lump-sum, cash-out program offered to vested, terminated U.S. pension plan participants in the last half of 2014. The extent of the funding from the cash-out program exceeded the settlement accounting threshold, and as such in 2014, these activities have been categorized as settlements. Pension plan assets were utilized to settle pension obligations for deferred participants that elected to participate in the program.

(3)
The decrease in return on plan assets in 2015 was primarily due to the poor investment performance in 2015 of U.S. and international equity securities, as compared to better-than-expected asset performance in 2014, caused by the decrease in interest rates which resulted in higher returns on fixed income securities in 2014.

Amounts recognized in the Company's consolidated balance sheets as of November 29, 2015, and November 30, 2014, consist of the following:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
	(Dollars in thousands)
Prepaid benefit cost	$8,842	$1,587	$—	$—
Accrued benefit liability – current portion	(9,044)	(8,926)	(12,500)	(11,871)
Accrued benefit liability – long-term portion	(355,612)	(403,175)	(105,240)	(122,213)
	$(355,814)	$(410,514)	$(117,740)	$(134,084)

Accumulated other comprehensive loss:
Net actuarial loss	$(365,657)	$(394,090)	$(26,076)	$(36,505)
Net prior service benefit	471	548	—	—
	$(365,186)	$(393,542)	$(26,076)	$(36,505)
The accumulated benefit obligation for all defined benefit plans was $1.2 billion and $1.3 billion at November 29, 2015, and November 30, 2014, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2015	2014
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,053,493	$1,123,972
Aggregate fair value of plan assets	694,440	728,844

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,087,588	$1,202,714
Aggregate fair value of plan assets	722,931	790,614

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$8,352	$8,397	$8,707	$251	$255	$376
Interest cost	47,179	54,958	51,984	4,588	5,199	4,957
Expected return on plan assets	(50,825)	(55,521)	(56,183)	—	—	—
Amortization of prior service benefit	(61)	(53)	(80)	—	(5)	(488)
Amortization of actuarial loss	12,578	10,932	16,311	4,511	4,201	6,765
Curtailment loss (gain)	656	2,614	(564)	—	733	—
Special termination benefit	—	35	98	—	—	—
Net settlement (gain) loss	(45)	30,558	517	—	—	—
Net periodic benefit cost	17,834	51,920	20,790	9,350	10,383	11,610
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(15,228)	92,544		(5,918)	6,453
Amortization of prior service benefit	61	53		—	5
Amortization of actuarial loss	(12,578)	(10,932)		(4,511)	(4,201)
Curtailment (loss) gain	(656)	113		—	—
Net settlement gain (loss)	45	(30,712)		—	—
Total recognized in accumulated other comprehensive loss	(28,356)	51,066		(10,429)	2,257
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(10,522)	$102,986		$(1,079)	$12,640
The amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2016 for the Company's defined benefit pension and postretirement benefit plans are expected to be $12.0 million and $3.0 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.8%	4.6%	3.6%	4.2%
Expected long-term rate of return on plan assets	5.9%	6.3%
Rate of compensation increase	3.4%	3.7%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.0%	3.8%	3.8%	3.6%
Rate of compensation increase	3.4%	3.4%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year			6.4%	7.0%
Rate trend to which the cost trend is assumed to decline			4.4%	4.5%
Year that rate reaches the ultimate trend rate			2038	2028
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
Consolidated pension plan assets relate primarily to the U.S. pension plan. The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets.  The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 40-44% for equity securities, 48-52% for fixed income securities and 6-10% for other alternative investments, including real estate.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 29, 2015
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$1,706	$1,706	$—	$—
Equity securities(1)
U.S. large cap	185,526	—	185,526	—
U.S. small cap	31,935	—	31,935	—
International	133,298	—	133,298	—
Fixed income securities(2)	415,228	—	415,228	—
Other alternative investments
Real estate(3)	58,364	—	58,364	—
Private equity(4)	1,720	—	—	1,720
Hedge fund(5)	7,488	—	7,488	—
Other(6)	3,286	—	3,286	—
Total investments at fair value	$838,551	$1,706	$835,125	$1,720

	Year Ended November 30, 2014
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$2,348	$2,348	$—	$—
Equity securities(1)
U.S. large cap	172,702	—	172,702	—
U.S. small cap	30,775	—	30,775	—
International	135,434	—	135,434	—
Fixed income securities(2)	464,685	—	464,685	—
Other alternative investments
Real estate(3)	58,214	—	58,214	—
Private equity(4)	2,471	—	—	2,471
Hedge fund(5)	7,273	—	7,273	—
Other(6)	4,921	—	4,921	—
Total investments at fair value	$878,823	$2,348	$874,004	$2,471
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The fair value of plan assets are composed of U.S. plan assets of $694.5 million and non-U.S. plan assets of $144.1 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of comingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2016	$65,769	$14,977	$80,746
2017	64,679	13,928	78,607
2018	65,678	13,077	78,755
2019	65,481	12,169	77,650
2020	66,193	11,429	77,622
2021-2023	347,959	48,168	396,127
At November 29, 2015, the Company's contributions to its pension plans in 2016 were estimated to be approximately $31.5 million.
NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 29, 2015, November 30, 2014, and November 24, 2013, were $11.5 million, $12.1 million and $12.2 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 29, 2015, November 30, 2014, and November 24, 2013, were $65.7 million, $68.3 million and $76.6 million, respectively. As of November 29, 2015, and November 30, 2014, the Company had accrued $69.9 million and $70.5 million, respectively, for the AIP.
Long-Term Incentive Plans
2006 Equity Incentive Plan (“EIP”). In July 2006, the Board adopted, and the stockholders approved, the EIP. The EIP was subsequently amended by the Board of Directors in 2011 and 2014, and approved by the stockholders in April 2014. For more information on this plan, see Note 11.
2005 Long-Term Incentive Plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. Performance will be measured at the end of a three-year period based on the Company's performance against the following pre-established targets: (i) the target compound annual growth rate in the Company's net revenues over the three-year period; and (ii) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes. Beginning in 2015, the Company introduced an additional target: total shareholder return over the three-year period relative to an expanded peer group. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against the pre-established targets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The Company recorded expense for the LTIP of $4.3 million, $2.3 million, and $2.8 million for the years ended November 29, 2015, November 30, 2014, and November 24, 2013, respectively. As of November 29, 2015, and November 30, 2014, the Company had accrued a total of $8.8 million and $4.5 million, respectively, for the LTIP.
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $25.6 million, $24.8 million and $18.6 million, and related income tax benefits of $9.8 million, $9.6 million and $5.6 million, respectively, for the years ended November 29, 2015, November 30, 2014 and November 24, 2013, respectively. As of November 29, 2015, there was $32.4 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.06 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2006 Equity Incentive Plan
Under the Company's EIP, a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) may be granted. The EIP also provides for the grant of performance awards in the form of cash or equity. The aggregate number of shares of common stock authorized for issuance under the EIP is 6,000,000 shares. At November 29, 2015, 1,524,780 shares remained available for issuance.
Under the EIP, stock awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company's common stock on the date the award is granted. The Company's common stock is not listed on any stock exchange. Accordingly, as provided by the EIP, the stock's fair market value is determined by the Board based upon a stock valuation performed by Evercore. Awards generally vest according to terms determined at the time of grant. Unvested stock awards are subject to forfeiture upon termination of employment prior to vesting, but are subject in some cases to early vesting upon specified events, including certain corporate transactions as defined in the EIP or as otherwise determined by the Board in its discretion. In addition, certain awards that did not meet specific vesting terms could be subject to vesting, as determined by the Board in its discretion, in accordance with the EIP. Some stock awards are payable in either shares of the Company's common stock or cash at the discretion of the Board as determined at the time of grant.
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
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

exercised only with respect to shares of common stock that have been held by a participant for at least six months following their issuance date.
Temporary equity. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the balance sheet outside permanent equity. Accordingly, “Temporary equity” on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards generally relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the EIP. The decrease in temporary equity from the year ended November 30, 2014, to November 29, 2015, was primarily due to a decrease in the fair value of the Company's common stock.
Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. Beginning in 2013, the Company issued cliff vesting performance awards ("performance-based SARs") to align with the achievement of three-year financial performance goals. SARs activity during the years ended November 29, 2015, and November 30, 2014, was as follows:

	Service SARs			Performance-based SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 24, 2013	2,013	$35.51	5.5	644	$40.32	6.3
Granted	508	64.71		507	64.71
Exercised	(96)	36.10		—
Forfeited	(59)	44.30		(46)	48.49
Expired	(16)	68.00		—
Outstanding at November 30, 2014	2,350	$41.36	4.9	1,105	$51.18	5.8
Granted	479	74.38		479	74.38
Exercised	(121)	38.32		—
Forfeited	(39)	68.93		(50)	67.98
Outstanding at November 29, 2015	2,669	$47.02	4.3	1,534	$57.88	5.2
Vested and expected to vest at November 29, 2015	2,621	$46.61	4.3	1,333	$56.21	5.1
Exercisable at November 29, 2015	1,722	$37.94	3.6	—	$—	0
SARs with service conditions ("service SARs") vest from three-and-a-half to four years, and have maximum contractual lives ranging from seven to ten years. The performance-based SARs vest at varying unit amounts, up to 150% of those awarded, based on the attainment of certain three-year cumulative performance goals and have maximum contractual lives of seven years. In addition, approximately one-seventh of the performance-based SARs granted and outstanding also require the attainment of a specified common stock value as of the end of the three-year performance period in order to vest. The total intrinsic value of service SARs exercised during the year ended November 29, 2015, and November 30, 2014, was $4.7 million and $2.9 million, respectively. The total fair value of service SARs vested as of November 29, 2015, and November 30, 2014, was $51.8 million and $57.6 million, respectively. Unrecognized future compensation costs as of November 29, 2015, of $12.0 million for service SARs and $7.5 million for performance-based SARs are expected to be recognized over weighted-average periods of 2.57 years and 1.80 years, respectively. The Company believes it is probable that the performance-based SARs will vest.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	Service SARs Granted			Performance-based SARs Granted
	2015	2014	2013	2015	2014	2013

Weighted-average grant date fair value	$18.24	$14.62	$12.21	$18.73	$15.75	$12.54

Weighted-average assumptions:
Expected life (in years)	4.7	4.7	4.6	5.0	5.0	5.0
Expected volatility(1)	31.8%	31.8%	43.2%	31.8%	33.1%	42.6%
Risk-free interest rate	1.2%	1.5%	0.8%	1.3%	1.6%	0.9%
Expected dividend	1.6%	1.2%	1.7%	1.6%	1.2%	1.7%
_____________

(1)
On an annual basis, the Company reviews and modifies the representative peer group based on changes to the Company’s business and changes to the businesses of the companies within the peer group. The decrease in expected volatility in 2014, as compared to 2013, is primarily driven by the addition or removal of certain companies in the representative peer group to ensure that the peer group is representative of the Company’s current operations.

RSUs. The Company grants RSUs to certain members of its Board. RSU activity during the years ended November 29, 2015, and November 30, 2014, was as follows:

	Units	Weighted-Average Fair Value
	(Units in thousands)
Outstanding at November 24, 2013	75	$44.66
Granted	20	67.29
Converted	(23)	44.85
Outstanding at November 30, 2014	72	$50.75
Granted	18	77.14
Converted	(24)	49.55
Outstanding, vested and expected to vest at November 29, 2015	66	$58.51
The weighted-average grant date fair value of RSUs was estimated using the Evercore stock valuation. The total fair value of RSUs outstanding, vested and expected to vest as of November 29, 2015, and November 30, 2014, was $4.5 million and $5.9 million, respectively.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Liability Awards
Cash settled liability awards provide long-term incentive compensation for select levels of the Company’s management. The common stock values used in the determination of the cash settled awards and payouts are approved by the Board based on the Evercore stock valuation. Unvested awards are subject to forfeiture upon termination of employment, but are subject in some cases to early vesting upon specified events, as defined in the agreement. From 2008 through 2012, the Company's Total Shareholder Return Plan (“TSRP”) provided grants of units that vest over a three-year performance period. Upon vesting of a TSRP unit, the participant will receive a cash payout in an amount equal to the excess of the per-share value of the Company's common stock at the end of the three-year performance period over the per-share value at the date of grant. In 2013, the Company replaced the TSRP with the Phantom Restricted Stock Unit Plan (“PRSU”). The PRSU provides for grants of units, with actual number of units vesting subject to a minimum and maximum, based on the fair value of the common stock at the end of a three-year performance period. Upon vesting of a PRSU unit, the participant will receive a cash payout in an amount equal to the vested units multiplied by the fair value of the Company’s common stock at the end of the three-year performance period. Unrecognized future compensation cost as of November 29, 2015, for PRSUs is $12.9 million and is expected to be recognized over a weighted-average period of 1.72 years. The Company believes it is probable that the liability awards will vest.
Liability award activity during the years ended November 29, 2015, and November 30, 2014, was as follows:

	TSRPs			PRSUs
	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End
	(Units in thousands)
Outstanding at November 24, 2013	416	$36.96	$25.42	404	$38.19	$62.75
Granted	—	—		222	64.57
Exercised	(174)	42.65		—	—
Performance adjustment of PRSU	—	—		58	46.16
Forfeited	(104)	33.85		(207)	43.76
Outstanding at November 30, 2014	138	$32.14	$49.78	477	$49.00	$82.00
Granted	—	—		244	74.34
Exercised	(134)	32.13		—	—
Performance adjustment of PRSU	—	—		(18)	62.00
Forfeited	(4)	32.76		(77)	52.93
Outstanding at November 29, 2015	—	$—	$—	626	$57.92	$68.00
Vested and expected to vest at November 29, 2015	—	$—	$—	538	$55.87	$68.00
Exercisable at November 29, 2015	—	$—	$—	—	$—	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

As of November 29, 2015, there were no TSRP awards outstanding, vested, or expected to vest, due to the replacement of the TSRP with the PRSU. The total intrinsic value of TSRPs exercised during the year ended November 29, 2015, and November 30, 2014, was $5.6 million and $3.5 million, respectively. The total fair value of TSRPs vested as of November 30, 2014, and November 24, 2013, was $6.9 million and $3.8 million, respectively. The weighted-average fair value of TSRPs at November 30, 2014 and November 24, 2013, was estimated using the Black-Scholes option valuation model. The weighted-average fair value of PRSUs at the grant date was estimated using the Evercore stock valuation while the PRSUs fair value at November 29, 2015, was estimated using an internally derived calculation consistent with Evercore’s calculation methodology. The weighted-average assumptions used in the TSRPs Black-Scholes model were as follows:

	TSRPs Outstanding at
	November 30, 2014	November 24, 2013

Weighted-average assumptions:
Expected life (in years)	0.1	0.6
Expected volatility	27.3%	30.8%
Risk-free interest rate	—	0.1%
Expected dividend	1.2%	1.1%
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 29, 2015, and November 30, 2014, these plan liabilities totaled $24.2 million and $24.0 million, respectively, of which $1.5 million and $1.1 million was included in “Accrued salaries, wages and employee benefits” as of November 29, 2015, and November 30, 2014, respectively. The Company held funds of approximately $26.0 million and $25.9 million in an irrevocable grantor's rabbi trust as of November 29, 2015, and November 30, 2014, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in “Other current assets” or “Other non-current assets” on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.
Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 29, 2015, and November 30, 2014, liabilities for this plan totaled $35.1 million and $37.5 million, respectively, of which $3.8 million and $4.6 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company's consolidated balance sheets.
Interest earned by the participants in deferred compensation plans was $1.9 million, $5.3 million and $8.7 million for the years ended November 29, 2015, November 30, 2014, and November 24, 2013, respectively. The charges were included in “Interest expense” in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 13: RESTRUCTURING
In 2014, the Company announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The Company expects that the majority of the actions related to the global productivity initiative will be implemented through the end of 2016, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning.
For the year ended November 29, 2015, the Company recognized restructuring charges, net, of $14.1 million, as compared to $128.4 million for the same period in 2014. These restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $30.7 million for the year ended November 29, 2015, as compared to $27.6 million for the same period in 2014, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to continue through 2016.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Year Ended
	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$14,819	$104,398
Adjustments to severance and employee-related benefits	(4,182)	(5,697)
Lease and other contract termination costs	516	—
Other(2)	2,727	25,027
Adjustments to other	(467)	1,350
Noncash pension and postretirement curtailment losses, net(3)	658	3,347
Total	$14,071	$128,425
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

(3)
Noncash pension and postretirement curtailment gains or losses resulting from the global productivity initiative are included in restructuring charges, with the associated liabilities included in "Pension liability" and "Postretirement medical benefits" on the Company's consolidated balance sheets.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The following table summarizes the activities associated with restructuring liabilities for the years ended November 29, 2015, and November 30, 2014. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Year Ended November 29, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		November 29, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$56,963	$14,819	$(4,182)	$(41,907)	$(4,919)	$20,774
Lease and other contract termination costs	—	516	—	(521)	5	—
Other	6,400	2,727	(467)	(7,696)		964
Total	$63,363	$18,062	$(4,649)	$(50,124)	$(4,914)	$21,738

Current portion	$57,817					$20,141
Long-term portion	5,546					1,597
Total	$63,363					$21,738

	Year Ended November 30, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		November 30, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$104,398	$(5,697)	$(38,527)	$(3,211)	$56,963
Lease and other contract termination costs	—	—	—	—	—	—
Other	—	25,027	1,350	(19,977)	—	6,400
Total	$—	$129,425	$(4,347)	$(58,504)	$(3,211)	$63,363

Current portion	$—					$57,817
Long-term portion	—					5,546
Total	$—					$63,363

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 14: COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 29, 2015, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2016	$150,151
2017	117,088
2018	92,700
2019	75,376
2020	57,580
Thereafter	131,306
Total future minimum lease payments	$624,201
In general, leases relating to real estate include renewal options of up to approximately 10 years, except for the San Francisco headquarters office lease, which contains multiple renewal options of up to 57 years. Some leases contain escalation clauses relating to increases in operating costs. Rental expense for the years ended November 29, 2015, November 30, 2014, and November 24, 2013, was $192.5 million, $193.0 million and $194.5 million, respectively.
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
NOTE 15: DIVIDEND
The Company paid a cash dividend of $50.0 million on our common stock in the second quarter of 2015, and cash dividends of $30.0 million and $25.1 million in the first half of each of 2014 and 2013, respectively. Subsequent to the Company's year end, the Company's Board of Directors declared a cash dividend of $60.0 million.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Foreign Currency Translation	Totals
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 25, 2012	$(330,961)	$(18,853)	$(65,835)	$1,014	$(414,635)	$10,412	$(404,223)
Gross changes	167,192	(12,786)	4,797	411	159,614	(1,046)	158,568
Tax	(63,003)	4,940	1,214	(159)	(57,008)	—	(57,008)
Other comprehensive income (loss), net of tax	104,189	(7,846)	6,011	252	102,606	(1,046)	101,560
Accumulated other comprehensive income (loss) at November 24, 2013	(226,772)	(26,699)	(59,824)	1,266	(312,029)	9,366	(302,663)
Gross changes	(53,323)	13,404	(35,872)	1,577	(74,214)	(329)	(74,543)
Tax	18,641	(8,426)	1,297	(609)	10,903	—	10,903
Other comprehensive income (loss), net of tax	(34,682)	4,978	(34,575)	968	(63,311)	(329)	(63,640)
Accumulated other comprehensive income (loss) at November 30, 2014	(261,454)	(21,721)	(94,399)	2,234	(375,340)	9,037	(366,303)
Gross changes	38,785	385	(28,719)	(575)	9,876	(72)	9,804
Tax	(13,671)	3,089	(3,241)	221	(13,602)	—	(13,602)
Other comprehensive income (loss), net of tax	25,114	3,474	(31,960)	(354)	(3,726)	(72)	(3,798)
Accumulated other comprehensive income (loss) at November 29, 2015	$(236,340)	$(18,247)	$(126,359)	$1,880	$(379,066)	$8,965	$(370,101)
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 8 for additional information. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 17: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$34,106	$(11,104)	$(539)
Foreign currency transaction (losses) gains(2)	(64,161)	(15,331)	(21,697)
Interest income	1,253	1,930	1,600
Investment Income	697	562	3,019
Other	2,672	1,886	4,436
Total other income (expense), net	$(25,433)	$(22,057)	$(13,181)
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

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2015, 2014 and 2013 were primarily due to the weakening of various currencies against the U.S. Dollar.

NOTE 18: INCOME TAXES
The Company's income tax expense was $100.5 million, $49.6 million and $94.5 million for the years 2015, 2014 and 2013, respectively. The Company's effective income tax rate was 32.4%, 32.2%, and 29.3% for 2015, 2014 and 2013, respectively.
The increase in income tax expense in 2015 as compared to 2014 is primarily due to an increase in income before income taxes. The effective tax rate increased in 2015 as compared to 2014 primarily due to a one-time, incremental annual tax benefit associated with multi-year California Enterprise Zone credits recognized in 2014, partially offset by a $8.0 million discrete tax benefit recognized in 2015 attributable to the deductions for losses on the investments in a consolidated subsidiary.
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
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 29, 2015		November 30, 2014		November 24, 2013
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$108,639	35.0%	$53,849	35.0%	$112,914	35.0%
State income taxes, net of U.S. federal impact	8,938	2.9%	7	—	3,994	1.2%
Change in valuation allowance	—	—	—	—	5,169	1.6%
Impact of foreign operations	(7,286)	(2.3)%	(5,296)	(3.4)%	(17,160)	(5.3)%
Reassessment of tax liabilities	(7,577)	(2.4)%	(3,466)	(2.3)%	(15,215)	(4.7)%
Deduction for investment in subsidiary	(8,060)	(2.6)%	—	—	—	—
Write-off of deferred tax assets	1,718	0.6%	4,899	3.2%	4,289	1.3%
Other, including non-deductible expenses	4,135	1.2%	(448)	(0.3)%	486	0.2%
Total	$100,507	32.4%	$49,545	32.2%	$94,477	29.3%
Impact of foreign operations. The reduction of tax rate benefit in 2015 as compared to 2014 is primarily due to an unfavorable change in the mix of earnings in jurisdictions with lower effective tax rate as compared to 2014.
Reassessment of tax liabilities. In 2015, the tax benefit is primarily attributable to remeasurement of a tax position and the lapse of statues of limitations in various jurisdictions. In 2014, the $3.5 million tax benefit primarily related to the lapse of statutes of limitations in various jurisdictions.
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Domestic	$194,540	$31,733	$86,167
Foreign	115,858	122,121	236,446
Total income before income taxes	$310,398	$153,854	$322,613

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
U.S. Federal
Current	$3,299	$15,470	$11,294
Deferred	56,155	(1,983)	20,597
	$59,454	$13,487	$31,891
U.S. State
Current	$1,334	$4,096	$3,732
Deferred	7,604	(4,089)	3,607
	$8,938	$7	$7,339
Foreign
Current	$37,488	$58,156	$41,931
Deferred	(5,373)	(22,105)	13,316
	$32,115	$36,051	$55,247
Consolidated
Current	$42,121	$77,722	$56,957
Deferred	58,386	(28,177)	37,520
Total income tax expense	$100,507	$49,545	$94,477

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$116,862	$120,793
State net operating loss carryforwards	12,412	13,014
Foreign net operating loss carryforwards	91,235	87,062
Employee compensation and benefit plans	255,458	272,970
Advance royalties	69,881	99,649
Restructuring and related charges	31,915	49,654
Sales returns and allowances	26,461	33,078
Inventory	17,196	14,533
Property, plant and equipment	16,459	14,966
Other	17,528	45,155
Total gross deferred tax assets	655,407	750,874
Less: Valuation allowance	(75,753)	(89,814)
Deferred tax assets, net of valuation allowance	579,654	661,060
Deferred tax liabilities
Unrealized gains or losses on investments	(344)	(196)
Total net deferred tax assets	$579,310	$660,864

Net deferred tax assets	$655,063	$750,678
Valuation allowance	(75,753)	(89,814)
Total net deferred tax assets	$579,310	$660,864
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 29, 2015, are subject to expiration through 2021 if not utilized.
Foreign net operating loss carryforwards. As of November 29, 2015, the Company had a deferred tax asset of $91.2 million for foreign net operating loss carryforwards of $316.3 million. Approximately $166.3 million of these operating losses are subject to expiration through 2024 if not utilized, including $4.3 million in 2016. The remaining $150.0 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 29, 2015:

	Valuation Allowance at November 30, 2014	Changes in Related Gross Deferred Tax Asset	Charge	Valuation Allowance at November 29, 2015
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$3,500	$—	$—	$3,500
Foreign net operating loss carryforwards and other foreign deferred tax assets	86,314	(14,061)	—	72,253
	$89,814	$(14,061)	$—	$75,753
At November 29, 2015, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, which reduced such assets to the amount that will more likely than not be realized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Unremitted earnings of certain foreign subsidiaries. For the year ended November 29, 2015, management asserted indefinite reinvestment on $100.0 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $26.5 million.
Uncertain Income Tax Positions
As of November 29, 2015, the Company’s total gross amount of unrecognized tax benefits was $32.7 million, of which $20.6 million could impact the effective tax rate, if recognized, as compared to November 30, 2014, when the Company’s total gross amount of unrecognized tax benefits was $41.6 million, of which $21.9 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 29, 2015, and November 30, 2014:

	November 29, 2015	November 30, 2014
	(Dollars in thousands)

Unrecognized tax benefits beginning balance	$41,571	$37,836
Increases related to current year tax positions	3,687	3,863
Increases related to tax positions from prior years	—	4,858
Decreases related to tax positions from prior years	(4,723)	—
Settlement with tax authorities	—	—
Lapses of statutes of limitation	(7,576)	(4,715)
Other, including foreign currency translation	(255)	(271)
Unrecognized tax benefits ending balance	$32,704	$41,571
The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $2.0 million due to the lapse of statutes of limitations in various jurisdictions.
As of November 29, 2015, and November 30, 2014, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $6.7 million and $9.6 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
U.S. federal	2009 – 2015
California	2006 – 2015
Belgium	2012 – 2015
United Kingdom	2013 – 2015
Spain	2011 – 2015
Mexico	2010 – 2015
Canada	2004 – 2015
China	2011 – 2015
Hong Kong	2011 – 2015
India	2008 – 2015
Italy	2007 – 2015
France	2012 – 2015
Japan	2011 – 2015
Russia	2014 – 2015
Germany	2009 – 2015
NOTE 19: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2015, 2014, and 2013, the Company donated $7.0 million, $6.3 million and $4.2 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

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
Effective as of the beginning of 2015, the Company's regional licensing revenue, previously recorded centrally in the Company's Americas region, was revised to be recorded in the Company's respective regions. Regional licensing revenue are not significant to any of the Company's regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior periods have not been revised.
Business segment information for the Company is as follows:

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Net revenues:
Americas	$2,726,461	$2,862,867	$2,851,037
Europe	1,016,418	1,143,313	1,103,487
Asia	751,614	747,812	727,167
Total net revenues	$4,494,493	$4,753,992	$4,681,691
Operating income:
Americas	$523,705	$531,064	$510,496
Europe(1)	184,362	181,036	167,605
Asia	121,645	108,511	123,723
Regional operating income	829,712	820,611	801,824
Corporate:
Restructuring, net	14,071	128,425	—
Restructuring-related charges	30,736	27,621	—
Lump-sum pension settlement loss	—	30,666	—
Other corporate staff costs and expenses	353,858	320,048	336,317
Corporate expenses	398,665	506,760	336,317
Total operating income	431,047	313,851	465,507
Interest expense	(81,214)	(117,597)	(129,024)
Loss on early extinguishment of debt	(14,002)	(20,343)	(689)
Other income (expense), net	(25,433)	(22,057)	(13,181)
Income before income taxes	$310,398	$153,854	$322,613
_____________

(1)
Included in Europe's operating income for the year ended November 29, 2015, is a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$27,558	$29,508	$37,520
Europe	14,985	20,564	20,597
Asia	7,455	8,501	9,422
Corporate	52,046	50,901	48,181
Total depreciation and amortization expense	$102,044	$109,474	$115,720

	November 29, 2015
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$343,808	$81,079	$53,613	$19,696	$498,196
Inventories	359,879	109,604	91,390	45,986	606,859
All other assets	—	—	—	1,779,340	1,779,340
Total assets					$2,884,395

	November 30, 2014
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$322,501	$93,604	$48,468	$17,408	$481,981
Inventories	289,838	143,990	101,477	65,611	600,916
All other assets	—	—	—	1,824,004	1,824,004
Total assets					$2,906,901

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

Geographic information for the Company was as follows:

	Year Ended
	November 29, 2015	November 30, 2014	November 24, 2013
	(Dollars in thousands)
Net revenues:
United States	$2,380,820	$2,490,994	$2,497,756
Foreign countries	2,113,673	2,262,998	2,183,935
Total net revenues	$4,494,493	$4,753,992	$4,681,691

Net deferred tax assets:
United States	$506,635	$580,122	$567,984
Foreign countries	72,675	80,742	66,121
Total net deferred tax assets	$579,310	$660,864	$634,105

Long-lived assets:
United States	$322,758	$322,329	$346,533
Foreign countries	89,062	84,507	110,387
Total long-lived assets	$411,820	$406,836	$456,920

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2015, NOVEMBER 30, 2014, AND NOVEMBER 24, 2013

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2015 and 2014.

Year Ended November 29, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,055,075	$1,012,180	$1,142,012	$1,285,226
Cost of goods sold	518,010	511,949	568,655	626,898
Gross profit	537,065	500,231	573,357	658,328
Selling, general and administrative expenses	425,282	449,662	454,530	494,389
Restructuring, net	4,338	2,954	4,054	2,725
Operating income	107,445	47,615	114,773	161,214
Interest expense	(23,312)	(21,913)	(17,138)	(18,851)
Loss on early extinguishment of debt	—	(14,002)	—	—
Other income (expense), net	(26,028)	7,639	(8,316)	1,272
Income before income taxes	58,105	19,339	89,319	143,635
Income tax expense	19,822	7,887	30,858	41,940
Net income	38,283	11,452	58,461	101,695
Net loss (income) attributable to noncontrolling interest	109	239	(286)	(517)
Net income attributable to Levi Strauss & Co.	$38,392	$11,691	$58,175	$101,178

Year Ended November 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(Dollars in thousands)
Net revenues	$1,129,990	$1,081,847	$1,154,129	$1,388,026
Cost of goods sold	553,637	551,542	591,926	708,447
Gross profit	576,353	530,305	562,203	679,579
Selling, general and administrative expenses	424,762	446,072	454,712	580,618
Restructuring, net	57,935	19,105	2,371	49,014
Operating income	93,656	65,128	105,120	49,947
Interest expense	(31,829)	(31,310)	(27,179)	(27,279)
Loss on early extinguishment of debt	—	(11,151)	—	(9,192)
Other income (expense), net	4,183	(6,122)	(5,605)	(14,513)
Income (loss) before income taxes	66,010	16,545	72,336	(1,037)
Income tax expense	16,387	5,556	22,536	5,066
Net income (loss)	49,623	10,989	49,800	(6,103)
Net loss attributable to noncontrolling interest	348	469	820	132
Net income (loss) attributable to Levi Strauss & Co.	$49,971	$11,458	$50,620	$(5,971)
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of November 29, 2015. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 29, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 29, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following provides information about our directors and executive officers as of February 8, 2016.

Name	Age	Position
Stephen C. Neal(1)	66	Chairman of the Board of Directors
Charles V. Bergh	58	Director, President and Chief Executive Officer
Troy Alstead(2)(4)	52	Director
Jill Beraud(3)(4)	55	Director
Robert A. Eckert(1)(2)	61	Director
Spencer C. Fleischer(3)(4)	62	Director
Mimi L. Haas(1)(3)	69	Director
Peter E. Haas Jr.(1)(2)	68	Director
Jenny Ming(4)	60	Director
Patricia Salas Pineda(1)(2)	64	Director
Carrie Ask(5)	46	Executive Vice President and President, Global Retail
Roy Bagattini	52	Executive Vice President and President, Asia, Middle East and Africa
Lisa Collier	50	Executive Vice President and President, Global Dockers® Brand
James Curleigh	50	Executive Vice President and President, Global Levi's® Brand
Seth M. Ellison	57	Executive Vice President and President, Europe
Seth R. Jaffe	58	Senior Vice President and General Counsel
David Love	53	Executive Vice President and Chief Supply Chain Officer
Kelly McGinnis	47	Senior Vice President, Corporate Affairs and Chief Communications Officer
Marc Rosen	47	Executive Vice President and President, Global eCommerce
Harmit Singh	52	Executive Vice President and Chief Financial Officer
Elizabeth Wood	54	Senior Vice President and Chief Human Resources Officer
_____________

(1)	Member, Nominating, Governance and Corporate Citizenship Committee.

(2)	Member, Human Resources Committee.

(3)	Member, Finance Committee.

(4)	Member, Audit Committee.

(5)	Carrie Ask will join the Company on February 16, 2016.
Peter E. Haas Jr. is a descendant of the family of our founder, Levi Strauss.
Directors
Stephen C. Neal, a director since 2007, is our Chairman of the Board, a position he has held since September 2011. He is also the Chairman of the law firm Cooley LLP, where he was Chief Executive Officer from 2001 until January 1, 2008. In addition to his extensive experience as a trial lawyer on a broad range of corporate issues, Mr. Neal has represented and advised numerous boards of directors, special committees of boards and individual directors on corporate governance and other legal matters. Prior to joining Cooley in 1995, Mr. Neal was a partner of the law firm Kirkland & Ellis LLP. Mr. Neal brings to the board deep knowledge and broad experience in corporate governance as well as his perspectives drawn from advising many companies throughout his career.

Charles V. Bergh, a director since he joined the Company in September 2011, is our President and Chief Executive Officer. Prior to joining the Company, Mr. Bergh was Group President of Global Male Grooming for The Procter & Gamble Company (“P&G”), a manufacturer and distributor of consumer products. He held a progression of leadership roles during his 28-year career at P&G. Mr. Bergh previously served on the Board of Directors for VF Corporation and on the Singapore Economic Development Board, and was a member of the US-ASEAN Business Council, Singapore. Mr. Bergh's position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands make him well-suited to be a member of our board of directors. Mr. Bergh is currently a director of HP Inc.
Troy Alstead, a director since 2012, most recently served as Chief Operating Officer ("COO") for Starbucks Corporation, a role he assumed in February 2014. In March 2015, he began a 12-month sabbatical under the company's established sabbatical program available to long-term employees. Mr. Alstead was previously Group President and Chief Financial Officer from September 2013 until his promotion to the COO role. From November 2008 to September 2013, Mr. Alstead was Chief Financial Officer and Chief Administrative Officer of Starbucks. He joined Starbucks in 1992, previously serving as Chief Operating Officer of Starbucks Greater China from April 2008 to October 2008, Senior Vice President of Global Finance and Business Operations from August 2007 to April 2008, and Senior Vice President of Corporate Finance from September 2004 to August 2007. Mr. Alstead served in a number of other senior positions with Starbucks prior to 2004. Mr. Alstead brings to the board his broad financial and business perspective developed over many years in the global consumer goods industry.
Jill Beraud, a director since 2013, is Chief Executive Officer of Ippolita (Seno Jewelry), a privately-held luxury jewelry company, a position she has held since October 2015. Previously, Ms. Beraud was Executive Vice President for Tiffany & Co., with responsibility for its Global Retail Operations and oversight of strategic store development and real estate from October 2014 until June 2015. Prior to Tiffany & Co., Ms. Beraud was with Living Proof, Inc. where she was Chief Executive Officer from December 2011 to October 2014. Prior to that, Ms. Beraud served as President of Starbucks/Lipton Joint Ventures and Chief Marketing Officer of PepsiCo Americas Beverages from July 2009 to June 2011, and PepsiCo’s Global Chief Marketing Officer from December 2008 to July 2009. Before PepsiCo, Ms. Beraud spent 13 years at Limited Brands in various roles, including Chief Marketing Officer of Victoria’s Secret and Executive Vice President of Marketing for its broader portfolio of specialty brands, including Bath & Body Works, C.O. Bigelow, Express, Henri Bendel, and Limited Stores. Ms. Beraud served as a director of New York & Company, Inc. from 2011 to 2015. Ms. Beraud was selected to join the board due to her extensive marketing, social media and consumer branding experience, as well as her extensive managerial and operational knowledge in the apparel and other consumer goods industries.
Robert A. Eckert, a director since 2010, is Operating Partner of Friedman Fleischer & Lowe, LLC (“FFL”), a private equity firm, since September 2014. Mr. Eckert is also Chairman Emeritus of Mattel, Inc., a role he has held since January 2013. He was Mattel’s Chairman and Chief Executive Officer from May 2000 until December 2011, and he continued to serve as its Chairman until December 2012. He previously worked for Kraft Foods, Inc. for 23 years, and served as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity and decisiveness in driving businesses to successful results. Mr. Eckert is currently a director of McDonald's Corporation, Amgen, Inc. and Eyemart Express Holdings, LLC.
Spencer C. Fleischer, a director since 2013, is Co-Founder, Co-CEO and President of Friedman Fleischer & Lowe, LLC (“FFL”), a private equity firm. Before co-founding FFL in 1997, Mr. Fleischer spent 19 years at Morgan Stanley as an investment banker and senior leader. During his time there, he led business units across the globe, including serving as Head of Investment Banking in Asia, Head of Corporate Finance for Europe and Head of Corporate Finance in San Francisco. Mr. Fleischer was selected to join the board due to his broad financial and international business perspective developed over many years in the investment banking industry. Mr. Fleischer currently serves as a director of The Clorox Company, Banner Corporation and Strategic Investment Group. He was a director of American West Bank until October 2015 when it was acquired by Banner Corporation.

Mimi L. Haas, a director since April 2014, is President of the Mimi and Peter Haas Fund, a position she has held since August 1981.  Mrs. Haas is Vice Chair of the Board of Trustees and Chair of the Painting and Sculpture Acquisitions Committee of the New York Museum of Modern Art, a director of the Lincoln Center for the Performing Arts and the Board of Trustees of MVY Youth, Vice Chair of the San Francisco Museum of Modern Art, and she is also a member of the National Advisory Board of the Haas Center for Public Service at Stanford University, the Council on Foreign Relations, and the Global Philanthropists Circle.  In addition, Mrs. Haas served on our Board from 2004 to 2006. Mrs. Haas brings to the Board her long and deep knowledge of the Company and her extensive experience in corporate citizenship endeavors.
Peter E. Haas Jr., a director since 1985, is a director or trustee of the Levi Strauss Foundation, Red Tab Foundation, Walter and Elise Haas Fund and the Novato Youth Center Honorary Board, a Trustee Emeritus of the San Francisco Foundation, and he is Vice President of the Peter E. Haas Jr. Fund. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980. Mr. Haas' background in numerous operational roles specific to the Company and his familial connection to our founder enable him to engage in board deliberations with valuable insight and experience.
Jenny Ming, a director since September 2014, is President and Chief Executive Officer of Charlotte Russe Inc., a fast-fashion specialty retailer of apparel and accessories catering to young women, a position she has held since October 2009. From March 1999 to October 2006, Ms. Ming served as President of Old Navy, a $7 billion brand in The Gap, Inc.’s portfolio, where she oversaw all aspects of Old Navy and its 900 retail clothing stores in the U.S. and Canada. Ms. Ming joined The Gap, Inc. in 1986, serving in various executive capacities at its San Francisco headquarters, and in 1994, she was a member of the executive team who launched Old Navy. Ms. Ming was selected to join the Board due to her extensive operational and retail leadership experience in the apparel industry. Ms. Ming serves as Special Advisor to the Board of Barneys New York. She is also a member of the Committee of 100, a non-profit organization of accomplished Chinese Americans from business leaders to the arts.
Patricia Salas Pineda, a director since 1991, is currently Group Vice President of Hispanic Business Strategy for Toyota Motor North America, Inc., an affiliate of one of the world's largest automotive firms, a position she has held since May 2013. Previously, Ms. Pineda served Toyota Motor North America as Group Vice President of National Philanthropy and the Toyota USA Foundation from 2004 until her appointment to her current role. During this period, Ms. Pineda also served as General Counsel and Group Vice President of Administration from 2006 to 2008 and as Group Vice President of Corporate Communications and General Counsel from 2004 to 2006. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations, and Corporate Secretary of New United Motor Manufacturing, Inc. with which she had been associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a member of the corporate advisory board of the National Council of La Raza, Chairwoman and member of the Board of Directors of the Latino Corporate Directors Association, and a member of the advisory board of the Latinos and Society Program at The Aspen Institute.
Executive Officers
Charles V. Bergh's biography is set forth under the heading "Directors" above.
Carrie Ask will be joining the Company as our Executive Vice President and President of Global Retail on February 16, 2016. Ms. Ask was previously with NIKE, Inc., where most recently she was Vice President and General Manager of Nike Stores North America. Ms. Ask held various leadership roles with NIKE, Inc. from 2012 to 2015, including Vice President and General Manager of Global Retail where she created and led the global retail strategy for Converse, a Nike subsidiary. Ms. Ask has more than 15 years of global retail and direct-to-consumer experience. Prior to Nike, she held retail and merchandising positions at Petco Animal Supplies, Inc. from 2009 to 2012, at Target Corporation from 2004 to 2009 and at Booth Creek Natural Foods, LLC from 2003 to 2004. Her early career started in consulting with McKinsey & Company, and prior to that she was an officer in the U.S. Navy for five years.
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
David Love is currently serving as our Executive Vice President and Chief Supply Chain Officer, a position he has held since August 2004. Since January 2015, Mr. Love has also served as Chief Transformation Officer, leading the Company’s centrally-led cost-savings and global productivity initiative. Mr. Love is responsible for development, sourcing and delivery of our products worldwide. Prior to assuming this role, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined the Company, to 2001, Mr. Love held various managerial positions.
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
Marc Rosen is currently serving as our Executive Vice President and President of Global eCommerce, a position he has held since April 2014. He is responsible for leading the Company’s global ecommerce business to drive new growth, consumer loyalty and sustainable profitability. Mr. Rosen brings more than 20 years of retail and ecommerce leadership to the role, most recently as Senior Vice President of Global eCommerce at Wal-Mart Stores, Inc., a role he held from January 2011 to April 2014. He was responsible for designing, building, operating and expanding Wal-Mart’s ecommerce platforms globally.  From January 2006 to December 2010, Mr. Rosen was Senior Vice President of Information Systems, with responsibility for Wal-Mart’s global merchandising, supply chain and store systems. He also held senior leadership positions for Wal-Mart’s international business unit and Ernst & Young LLP.

Harmit Singh is currently serving as our Executive Vice President and Chief Financial Officer, a position he has held since January 2013. He is responsible for Finance, Corporate Strategy, Strategic Sourcing, Information Technology and Global Business Services. Previously, Mr. Singh, was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from August 2008 to December 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries, a worldwide travel, financial and network services company. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. Mr. Singh is a Chartered Accountant from India.
Elizabeth Wood joined the Company as our Senior Vice President and Chief Human Resources Officer in May 2015. Ms. Wood has served as Interim Chief Human Resources Officer of the Company since November 2014. Previously, Ms. Wood was Senior Vice President of Human Resources at Toys "R" Us, Inc. from May 2013 to August 2014. Prior to that, she served as Executive Vice President of Human Resources at The Warnaco Group, Inc. from September 2005 to March 2013. Ms. Wood is an experienced retail executive with a deep background in apparel. She has also worked at Brooks Brothers Group, Inc. and Marks and Spencer Group plc, and has expertise in shepherding brands and businesses through transformational change.
Our Board of Directors
Our board of directors currently has ten members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Ms. Beraud, Mr. Fleischer and Mr. Neal) will end at our annual stockholders' meeting in 2017. The term for directors in Class II (Mrs. Haas, Mr. P. E. Haas Jr. and Ms. Ming) will end at our annual stockholders' meeting in 2018. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2016.
Committees.  Our board of directors has four standing committees.

•
Audit.  Our Audit Committee provides assistance to the board in the board's oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee held eight meetings during 2015.

–  Members: Mr. Alstead (Chair), Ms. Beraud, Mr. Fleischer and Ms. Ming.
Each of Messrs. Alstead and Fleischer have been determined to be our Audit Committee financial experts as currently defined under SEC rules. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•
Finance.  Our Finance Committee provides assistance to the board in the board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The Finance Committee held six meetings in 2015 and otherwise acted by unanimous written consent.

– Members: Mr. Fleischer (Chair), Ms. Beraud and Mrs. Haas.

•
Human Resources.  Our Human Resources Committee provides assistance to the board in the board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The Human Resources Committee held six meetings in 2015.

–  Members: Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr. and Ms. Pineda.

•
Nominating, Governance and Corporate Citizenship.  Our Nominating, Governance and Corporate Citizenship Committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The Nominating, Governance and Corporate Citizenship Committee held five meetings in 2015.

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
COMPENSATION DISCUSSION AND ANALYSIS FOR NAMED EXECUTIVE OFFICERS
The Compensation Discussion and Analysis describes our compensation program, the compensation decisions we made under our program, and the reasoning underlying those decisions. This discussion and analysis focuses on the compensation of our named executive officers, who in fiscal 2015 were:

•	Charles V. Bergh, President and Chief Executive Officer ("CEO")

•	Harmit Singh, Executive Vice President and Chief Financial Officer ("CFO")

•	Roy Bagattini, Executive Vice President and President, Asia, Middle East & Africa

•	James Curleigh, Executive Vice President and President, Global Levi's

•	Anne Rohosy, Executive Vice President and President, Americas
Our compensation policies and programs are designed to support the achievement of our strategic business plans by motivating, retaining and attracting exceptional talent. Our ability to compete effectively in the marketplace depends on the knowledge, capabilities and integrity of our leaders. Our compensation programs help create a high-performance, outcome-driven and principled culture by holding leaders accountable for delivering results, developing our employees and exemplifying our core values. In addition, we believe that our compensation policies and programs for leaders and employees are appropriately balanced, reinforcing short-term and long-term results, and as such would not drive behavior that would have a material adverse effect on the company.
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
Compensation Philosophy and Objectives
Our executive compensation philosophy, which also applies to all members of our executive leadership team, focuses on the following key goals:

•	Motivate, retain, and attract high performing talent in an extremely competitive marketplace

◦
Our ability to achieve our strategic business plans and compete effectively in the marketplace is based on our ability to motivate, retain, and attract exceptional leadership talent in a highly competitive talent market.

•	Deliver competitive compensation for achievement of annual and long-term results

◦
We provide competitive total compensation opportunities that are intended to motivate, retain, and attract a highly capable and results-driven executive team, with the majority of compensation based on the achievements of long-term performance results.

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
A consistent approach is used across the executive leadership team when establishing each compensation element. However, the HR Committee (and the Board with respect to the CEO) maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive's time of hire, promotion or annual performance review, and the current and future estimated value of previously granted long-term incentives, both performance and time-vested.

Competitive peer group
In determining the design and the amount of each element of compensation, the HR Committee conducts a thorough annual review of competitive market information. The HR Committee reviews data from major published surveys and proxy information of peer companies in the consumer products, apparel and retail industry segments. The peer group is comprised of companies with median revenue and other industry related characteristics (such as apparel, retail and select consumer products companies with premium branded products) that are comparable to us and that we compete with for executive talent. The peer group used in establishing our executives' 2015 compensation packages is presented below and was largely unchanged from the prior year except for the removal of Ann Inc. and The Jones Group Inc. due to acquisition or mergers.

Company Name
Abercrombie & Fitch Co.*	Hanesbrands Inc.*
Aéropostale, Inc.*	Hasbro, Inc.
American Eagle Outfitters, Inc.*	J. C. Penney Company, Inc.
Avon Products, Inc.	L Brands, Inc.*
Burberry Group Plc	Mattel, Inc.
The Clorox Company	NIKE, Inc.*
Coach, Inc.*	Nordstrom, Inc.
Dillard's, Inc.	PVH Corp.*
The Estée Lauder Companies Inc.	Ralph Lauren Corporation*
Foot Locker, Inc.	Tiffany & Co.
The Gap, Inc.*	VF Corporation*
Guess? Inc.*	Williams-Sonoma, Inc.
In addition to the companies noted with an asterisk (*) in the table above, the following companies are part of an expanded peer group for purposes of measuring total shareholder return for the performance-based stock appreciation rights granted in 2015 that are further described below under “Performance-based SARs”.

Company Name
adidas AG	HUGO BOSS AG
Ascena Retail Group Inc.	INDUSTRIA DE DISEÑO TEXTIL, S.A.
Billabong International Limited	Lands’ End, Inc.
Carter’s, Inc.	lululemon athletica Inc.
Chico’s FAS Inc.	LVMH Moet Hennessy-Louis Vuitton
Christopher & Banks Corp.	NEXT plc
Columbia Sportswear Co.	Oxford Industries Inc.
Esprit Holdings Limited	Pacific Sunwear of California Inc.
Express Inc.	Perry Ellis, International Inc.
Kate Spade & Company	Quiksilver Inc.
Fossil Group Inc.	Skechers U.S.A. Inc.
Gerry Weber International AG	The Cato Corporation
G III Apparel Group, Ltd.	The Children’s Place, Inc.
Gildan Activewear Inc.	Under Armour, Inc.
H & M Hennes & Mauritz AB	Urban Outfitters, Inc.
Hermès International Société en Commandite par Actions	Wolverine World Wide Inc.
Hot Topic, Inc.
Establishing compensation for executives other than the CEO
While the HR Committee uses peer group market data percentiles as reference points in setting executive compensation, the HR Committee does not target specific benchmark percentiles for any element of compensation or total direct compensation for the executive officers. Instead, the HR Committee uses a number of factors in determining compensation for our executives in a manner that it believes best helps us further our goals of motivating and retaining our executives, achieving our strategic business plans, and enhancing total stockholder return. The factors considered in establishing compensation for our executives include, among others, our performance, the individual's performance in the prior year, the scope of each individual's responsibilities, internal and external pay equity, the guidelines used for setting annual cash, long-term and total compensation for the executives, succession planning strategies, and data regarding pay practices and trends.
The CEO conducts an annual performance review of each executive and makes recommendations to the HR Committee about the structure of the executive compensation program and individual arrangements. The CEO is generally present at HR Committee meetings when compensation, other than his own, is considered and approved.
The HR Committee carefully considers the CEO's recommendation and consults with its consultant, Exequity, an independent board advisory firm, which informs the HR Committee of market trends and conditions, comments on market data relative to each executive’s current compensation, and provides perspective on other company executive compensation practices. The HR Committee approves all compensation decisions affecting the executives, other than that of the CEO which is approved by the full Board. The HR Committee then reports on its decisions to the full Board.
Establishing the CEO compensation package
Annually, the Board's Nominating, Governance and Corporate Citizenship Committee (the “NG&CC Committee”) assesses the CEO's performance and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group compensation data. The HR Committee also consults with its consultant, Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO's current compensation, and provides perspective on other companies' CEO compensation practices. Based on all of these inputs, the company's performance, and the guidelines used for setting annual cash, long-term and total compensation for the other executives, the HR Committee prepares a recommendation to the full Board on all aspects of the CEO's compensation. The full Board then considers the HR Committee's recommendation and approves the final compensation package for the CEO.
Role of the Compensation Consultant in compensation decisions
The HR Committee has engaged Exequity to provide the HR Committee with periodic advice on the compensation program structure and individual compensation arrangements for all executives. The consultant was selected by the HR Committee in its sole discretion and does not provide any other services to the Company. The consultant attends HR Committee meetings from time to time, presents an annual briefing on general and retail-industry compensation trends and developments, and is also available to the HR Committee outside of meetings as necessary. The consultant reports directly to the HR Committee, although the consultant meets with management from time to time to obtain information necessary to advise the HR Committee.
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
Base Salary
The objective of base salary is to reward each executive for his or her current contributions to the Company, reflect the scope of the executive's role and responsibilities and compensate each executive for his or her expected day-to-day performance, as well as provide fixed compensation that generally reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each executive. The HR Committee reviews base salaries for executives on an annual basis in the first fiscal quarter considering the factors described above under “Establishing compensation for executives other than the CEO,” and as needed in connection with promotions or other changes in responsibilities. The table below summarizes base salaries during fiscal 2014 and 2015, and changes that occurred during the year for our named executive officers.

Name	Base Salary as of November 29, 2015(2)	Base Salary as of November 30, 2014

Charles V. Bergh	$1,310,000	$1,280,000
Harmit Singh	730,000	700,000
Roy Bagattini(1)	626,382	594,853
James Curleigh	625,000	615,000
Anne Rohosy(3)	720,000	720,000
______________

(1)
Mr. Bagattini was paid in Singapore Dollars (SGD). For presentation purposes, the average exchange rate of the last month of fiscal year 2015 was used to convert Mr. Bagattini’s base salary (SGD 884,845 as of November 29, 2015, and SGD 840,307 as of November 30, 2014) to U.S. Dollars.

(2)
The base salary for each of Messrs. Bergh, Singh, Bagattini and Curleigh were increased in February 2015 as part of the annual review to position each appropriately relative to the other executives of the Company.

(3)	On December 4, 2015, the Company announced that Ms. Rohosy's employment with the Company will end on March 15, 2016.
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
Financial performance

•
75% of their total opportunity was based on financial performance of the Company, for corporate executives, or a combination of Company (weighted 50%) and business unit (weighted 25%) performance for business unit executives. Company and business unit financial performance is based 50% on earnings before interest and taxes (“EBIT”), 25% on free cash flow and 25% on net revenues. Performance measures are described in more detail below under “Performance measures.”

Individual performance

•	25% of their total opportunity was based on individual objectives, to recognize achievement of other organizational goals.
Financial performance above minimum thresholds is required before any bonus payout is made to executives.
The table below describes the target AIP participation rate and potential AIP payout range for each named executive officer. Mr. Bergh’s AIP target percentage of base salary was higher to ensure competitiveness and to recognize the impact of his role relative to the other executives.

Name	2015 AIP Participation Rate as a Percentage of Base Salary	Potential AIP Payout Range as a Percentage of Base Salary

Charles V. Bergh	150%	0 – 300%
Harmit Singh	100%	0 – 200%
Roy Bagattini	80%	0 – 160%
James Curleigh	80%	0 – 160%
Anne Rohosy	80%	0 – 160%
Performance measures
Our priorities for 2015 were to drive business growth and create stockholder value. Our 2015 AIP funding goals were aligned with these key priorities through the use of three performance measures:

•
EBIT, a non-GAAP measure that is determined by deducting from operating income, as determined under generally accepted accounting principles in the United States (“GAAP”), the following: restructuring expense, net curtailment gains and losses from our postretirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual, non-recurring items;

•	Free cash flow, a non-GAAP measure defined as cash flow generated from Company operations minus capital expenditures minus dividends paid; and

•	Net revenues, a GAAP measure defined as gross product sales minus returns, discounts and allowances, plus licensing revenue.
We used these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. EBIT and free cash flow are used as indicators of our earnings and operating cash flow performance, and net revenues is used as an indicator of our growth. These measures may change from time to time based on business priorities. The HR Committee approves the minimum, target and maximum goals for each measure each year. The reward for meeting the AIP goals is set by the HR Committee. If goal levels are not met, but financial performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company and/or business unit performance.
The table below shows the 2015 goals at target for each of our three performance measures and the actual 2015 payout percentage reflecting the total Company performance. In the case of Messrs. Bergh and Singh, 75% of their total AIP opportunity was based on financial performance of the Company. For Messrs. Bagattini, Curleigh, and Ms. Rohosy, a combination of Company (weighted 50%) and their respective business unit performance (weighted 25%) was used to calculate their actual financial performance achievement. EBIT, free cash flow, and net revenues goals for each business unit were set using the same methodology as the Company goals.

	EBIT Goal	Free Cash Flow Goal	Net Revenues Goal	Actual Percentage Achieved After Adjustments*
	(Dollars in millions)
Total Company	$569	$180	$4,806	123%
_____________
* The actual percentage achieved results are weighted 50% on EBIT and 25% for Free Cash Flow and Net Revenues, respectively. Actual results also exclude the impact of foreign currency exchange rate fluctuations on our business results. See “Actual AIP awards” below for details of the calculation.
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
Individual performance measures
Executives were eligible to receive bonuses based on individual performance. For executives other than the CEO, individual performance and resulting individual performance payout percentage is based on the CEO’s assessment of the executive's performance against his or her annual objectives and performance relative to his or her internal peers. The CEO’s individual performance is based on the HR Committee’s assessment of Mr. Bergh’s performance against his annual objectives, including the NG&CC Committee's assessment of the CEO's performance against annual objectives, and the HR Committee's assessment of his leadership in 2015. During this decision-making process, the HR Committee consults with its consultant Exequity. Based on all of these inputs, the HR Committee prepares a recommendation to the full Board on the CEO’s individual performance. The full Board then considers the HR Committee's recommendation and approves the final individual performance payout percentage for the CEO. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual's performance. For fiscal 2015, these objectives consisted of initiatives that focused on five key behaviors: (1) understanding the Company’s business in the context of the market, (2) owning and delivering on commitments, (3) placing Company success over individual or group success, (4) collaboration, and (5) leading by positive example.

Actual AIP awards
For fiscal 2015, financial performance applicable to each named executive officer was mixed, and AIP payouts reflect the different performance outcomes. The table below shows the inputs used for the calculation of the actual bonus for fiscal 2015 for each eligible named executive officer.

Name	Base Salary	AIP Target	Actual Percentage Achieved: Total Company	Actual Percentage Achieved: Business Unit	Actual Percentage Achieved: Individual Performance	Actual Bonus(1)

Charles V. Bergh	$1,310,000	150%	123%	N/A	125%	$2,426,775
Harmit Singh	730,000	100%	123%	N/A	125%	901,550
Roy Bagattini(2)	626,382	80%	123%	146%	185%	722,844
James Curleigh	625,000	80%	123%	104%	120%	587,500
Anne Rohosy	720,000	80%	123%	—	—	354,240
______________

(1)
Except for Messrs. Bergh and Singh for whom Total Company performance is weighted 75%, Total Company performance is weighted 50% and Business Unit performance is weighted 25%. For all executives, Individual Performance is weighted 25%.

(2)
Mr. Bagattini was paid in Singapore Dollars (SGD). For presentation purposes, his base salary of SGD 884,845 and bonus of SGD 1,021,111 was converted into U.S. Dollars using the average exchange rate of the last month of fiscal 2015.

Long-Term Incentives
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our executives are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not target specific benchmark percentiles for long-term incentive awards for our executives and uses a number of factors in establishing the long-term incentive award levels for each individual, including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, stockholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2015 long-term equity grants, see the 2015 Grants of Plan-Based Awards table. Stock-based awards are granted under our omnibus 2006 Equity Incentive Plan, as amended to date (“EIP”) that enables the HR Committee to select from a variety of stock awards, including stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).
Stock settled SARs are the primary form of equity granted to our executives under the EIP. The HR Committee chose to grant SARs to align the interests of executives to our stockholders. SARs provide value to the executive only if the price of our stock increases. The terms of the SAR grants made to our executives to date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Company's Stockholders' Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The value of shares repurchased or sold back to the Company will be based on the most recent valuation conducted by Evercore Group LLC (“Evercore”), an independent third-party valuation firm. The Company's obligations under the EIP are subject to certain restrictive covenants in our various debt agreements (see Note 6 to our audited consolidated financial statements included in this report for more details).
SARs with Service Conditions ("Service SARs")
Service SARs are typically granted annually (or, in the case of new executives, at the HR Committee meeting held in February or July following the date they join the Company or first become an executive) with four-year vesting periods and exercise periods of up to seven years. (See the table entitled “Outstanding Equity Awards at 2015 Fiscal Year-End” for details concerning the Service SARs' vesting schedule, including any individual variations from the typical four-year vesting period). During fiscal 2015, Service SARs with a four-year vesting period accounted for 60% of each executive’s total 2015 annual SAR grant value.

Performance-based SARs
Performance-based SARs drive greater accountability for the achievement of the strategic plan of the Company and create long-term value for stockholders. During fiscal 2015, performance-based SARs again accounted for 40% of each executive’s total 2015 annual SAR grant value. The key features of the 2015 performance-based SARs are described below:

•
Each executive is eligible to receive an annual performance-based SAR award. Performance-based SARs give the executive the right (subject to HR Committee discretion to reduce but not increase awards) to vest in a number of SARs based on achievement against performance goals over a three-year performance period. Actual shares that will vest, if any, will vary based on achievement of the performance goals at the end of the three years. The three-year performance period was designed to discourage short-term risk taking and reinforce the link between the interests of our stockholders and our executives over the long-term.

•
50% of the number of actual performance-based SARs that vest at the end of three years is based on the following two internal performance metrics: 1) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and 2) the target compound annual growth rate (“CAGR”) in the Company's net revenues over the three-year period covering fiscal 2015 through fiscal 2017. The potential payout range as a percentage of this portion of the target award is 0% to 150%.

•
The remaining 50% of the number of actual performance-based SARs that vest is based on the Company’s total shareholder return (“TSR”) over the three-year period covering fiscal 2015 through fiscal 2017 relative to the expanded peer group approved by the HR Committee in December 2013 as listed above under "Competitive peer group". The potential payout range as a percentage of this portion of the target award is 0% to 150%.

•	If earned at target, 100% of the performance-based SARs vest at the end of the three-year performance period.
2013 Performance-based SARs
As described in our Annual Report on Form 10-K for fiscal 2013, we granted performance-based SARs during fiscal 2013 which were based on two performance metrics covering the period from the beginning of fiscal 2013 through the end of fiscal 2015: 1) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and 2) the target compound annual growth rate in the Company's net revenues over the three-year period. The potential vesting range as a percentage of the target award was 0% to 150%.
The table below summarizes the goals at target for each of the two performance measures and our actual adjusted achievement. The actual percentage achieved was 0%. However, excluding the impact of currency fluctuations on results for fiscal 2013 through fiscal 2015, the percentage achievement would have been approximately 108%. In December 2015, based on its review of the negative impact of currency fluctuations on the results for the completed fiscal 2013 through fiscal 2015 performance period, the Board exercised its discretion as allowed under the EIP to adjust actual percentage achieved from 0% to 75%.

	Average Margin of Net Earnings Goal	CAGR of Net Revenues Goal	Actual Percentage Achieved After Adjustment

Total Company	9.5%	3%	75%

Based on the 75% achievement level as set forth in the table above, the fiscal 2013 performance-based SARs (for which the three year performance cycle has been completed) vested as follows:

Name	Target Performance-based SARs	Actual Percentage Achieved After Adjustment	Vested Performance-based SARs

Charles V. Bergh	191,919	75%	143,939
Harmit Singh	43,771	75%	32,828
Roy Bagattini	21,467	75%	16,100
James Curleigh	33,670	75%	25,252
Anne Rohosy	33,670	75%	25,252
Long-term incentive grant practices
The Company does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. The Company's common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including setting the grant price of SARs, is established by the Board based on an independent third-party valuation conducted by Evercore. The valuation process is typically conducted two times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Beginning in 2015, the Board approved the use of a third valuation in January for setting the grant price of the annual equity grants that are typically granted in February. Please see “Stock-Based Compensation” under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.
Benefits and Perquisites
Executives generally are eligible for the same health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance. In addition, although not a significant part of total compensation, the Company provides limited perquisites to executives. The primary perquisite provided to the executives is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs. The Company also requires and pays for an annual medical exam for its executives and other members of its executive leadership team. Like many of the companies in the peer group, the Company also offers a non-qualified supplement to the 401(k) plan, which is not subject to the IRS and ERISA limitations, through a Deferred Compensation Plan for Executives and Outside Directors. The Deferred Compensation Plan for Executives and Outside Directors is a U.S. non-qualified, unfunded tax deferred savings plan provided to senior level executives, including our named executive officers, and the outside directors.
We have an employment arrangement with Mr. Bagattini, who is based in Singapore, which provides him certain benefits under our global assignment program, including a housing allowance to cover the cost of his rent and utilities. In addition, as an Italian citizen, he does not participate in the local retirement plan offered in Singapore. Mr. Bagattini participates in an international supplemental retirement savings plan designed for globally mobile employees. The Company contributes 14% of Mr. Bagattini’s annual base salary on his behalf to such plan. Mr. Bagattini may voluntarily contribute funds to this plan above and beyond what the Company contributes on his behalf. The Company’s contribution is grossed up to provide a tax-advantaged contribution. As a participant under this plan, Mr. Bagattini may direct investments similar to a 401(k) plan. Mr. Bagattini is allowed to make partial withdrawals from the plan two times per calendar year.
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

Severance and Change in Control Benefits
The terms of Mr. Bergh’s severance and change in control benefits were determined during the negotiation of his employment agreement in 2011 at the time he was hired. As part of this negotiation, the HR Committee determined that the benefits and structure of these benefits were within normal competitive practice, reasonable and appropriate for the circumstances, and necessary to attract Mr. Bergh to the Company. Enhanced termination benefits in the case of a change in control of the Company were included in his employment agreement for the same reasons and to help ensure retention of Mr. Bergh in the case of a potential or actual change in control.
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
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 29, 2015.
The Human Resources Committee
Robert Eckert (Chair)
Troy Alstead
Peter E. Haas Jr.
Patricia Salas Pineda

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, and (iii) three other executive officers who were our most highly compensated executive officers and who were serving as executive officers as of the last day of the fiscal year ended November 29, 2015. The table also shows compensation information for fiscal 2014 and fiscal 2013, which ended November 30, 2014, and November 24, 2013, respectively, for those current named executive officers who also were named executive officers in either of those years.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total

Charles V. Bergh
President and Chief Executive Officer	2015	$1,304,808	$—	$5,799,993	$2,426,775	$—	$321,275	$9,852,851
	2014	1,298,846	—	5,793,629	2,270,400	—	312,374	9,675,249
	2013	1,239,615	—	5,824,736	2,257,500	—	248,406	9,570,257

Harmit Singh
Executive Vice President and Chief Financial Officer	2015	$724,808	$—	$1,399,992	$901,550	$—	$128,360	$3,154,710
	2014	708,654	—	1,321,350	676,200	—	38,587	2,744,791
	2013	578,942	250,000	1,328,443	580,500	—	187,709	2,925,594

Roy Bagattini
Executive Vice President and President, Asia, Middle East and Africa	2015	$619,394	$—	$699,987	$722,844	$—	$442,073	$2,484,298
	2014	608,053	244,713	686,077	536,506	—	449,647	2,524,996
	2013	328,465	254,000	740,390	513,139	—	275,722	2,111,716

James Curleigh
Executive Vice President and President, Global Levi's	2015	$623,269	$—	999,978	$587,500	$—	$50,065	$2,260,812
	2014	623,942	—	1,016,641	416,970	—	42,475	2,100,028
	2013	589,615	—	1,021,884	468,000	—	153,629	2,233,128

Anne Rohosy
Executive Vice President and President, Americas	2015	$720,000	$—	$1,099,963	$354,240	$—	$97,366	$2,271,569
	2014	730,000	—	1,118,056	419,040	—	141,443	2,408,539
	2013	694,808	—	1,021,884	848,150	—	110,570	2,675,412
______________

(1)	In January 2013, Mr. Singh was appointed as Executive Vice President and Chief Financial Officer of the Company.
In June 2013, Mr. Bagattini joined the Company and currently serves as Executive Vice President and President of the Asia region. Mr. Bagattini’s cash compensation is paid in Singapore Dollars (SGD). For presentation purposes of this table, the average exchange rates of the last month of fiscal years 2015, 2014, and 2013 were used to convert Mr. Bagattini’s compensation into U.S. Dollars.
On December 4, 2015, the Company announced that Ms. Rohosy's employment with the Company will end on March 15, 2016.

(2)	Mr. Singh received a new hire sign-on bonus of $250,000 in January 2013.
Mr. Bagattini received the first and second installments (SGD 315,925 per installment) of a new hire sign-on bonus in June 2013 and 2014.

(3)
These amounts reflect the aggregate grant date fair value of SARs, including performance-based SARs, granted to the recipient under the Company's 2006 Equity Incentive Plan, computed in accordance with FASB ASC 718. These amounts reflect the grant date fair value, and do not represent the actual value that may be realized by the executives. For 2015, this column includes the grant date fair value of the target number of performance-based SARs that may be earned for the three-year performance period beginning with fiscal 2015. For a description of the assumptions used to determine the compensation cost of our awards, see Note 1 and Note 11 to our audited consolidated financial statements included in this report. Please refer to the Grants of Plan-Based Awards table in this report and in our 2014 and 2013 Annual Reports on Form 10-K for information on awards actually granted in fiscal 2015, 2014 and 2013.

(4)	The amounts in this column reflect the non-equity amounts earned by the executives under the Company’s annual incentive plan (“AIP”).

(5)
No above-market or preferential interest rate options are available under our deferred compensation programs. Please refer to the Non-Qualified Deferred Compensation table for additional information on deferred compensation earnings.

(6)	The amounts shown in the All Other Compensation column for fiscal 2015 are detailed in the table below:

Name	Executive Perquisites (a)	Relocation (b)	401(k) Plan Match (c)	Deferred Compensation Match (d)	Tax Payments (e)	Charitable Match (f)	Total

Charles V. Bergh	$43,178	$—	$18,500	$249,641	$4,456	$5,500	$321,275
Harmit Singh	20,471	—	19,120	85,891	2,878	—	128,360
Roy Bagattini	104,921	217,489	96,934	—	22,729	—	442,073
James Curleigh	24,982	—	19,875	—	5,208	—	50,065
Anne Rohosy	20,471	—	18,000	56,017	2,878	—	97,366
Please refer to “Compensation Discussion and Analysis for Named Executive Officers” for more details on the items in the table above.

(a)
For Mr. Bergh, this amount reflects a payment for home security services, parking, health club membership subsidy, event tickets, an allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses, and a car allowance.

For Messrs. Singh, Curleigh and Ms. Rohosy, this amount reflects parking, health club membership subsidy, and an allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses. For Mr. Curleigh, this amount also reflects event tickets.
For Mr. Bagattini, this amount reflects an allowance intended to cover legal, financial and/or other incidental business related expenses, parking and a car allowance of $55,761, a club membership (a typical benefit provided to executives in Singapore), and for tuition costs for his children, a benefit he received in connection with his international assignment. For presentation purposes, the payments in this table were converted into U.S. Dollars using the average exchange rate of the last month of fiscal 2015.

(b)
For Mr. Bagattini, this amount reflects $33,866 for travel costs in connection with home leave benefits and $183,623 for housing and utilities assistance in connection with his international assignment.

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

(e)
For Messrs. Bergh, Singh, Curleigh, and Ms. Rohosy, these amounts reflect tax reimbursements in connection with annual physicals under our Executive Medical Exam benefit, and for Messrs. Bergh and Curleigh, these amounts also include tax reimbursements for event tickets. For Mr. Bagattini, this amount reflects tax reimbursements on his contributions to the international supplemental retirement savings plan and annual physical under our Executive Medical Exam benefit.

(f)	These amounts reflect Company matching under the Company’s Matching Gift Program, available to all employees.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement initially provided for an annual base salary of $1,200,000 and an AIP target participation rate of 135%, which have since been adjusted, and may be further adjusted, pursuant to annual review. For 2015, his base salary and target participation rate under the AIP were $1,310,000 and 150% of base salary, respectively.
Mr. Bergh also participates in our EIP. This element of Mr. Bergh’s compensation for 2015 is reflected and discussed in “Compensation Discussion and Analysis for Named Executive Officers.”
Mr. Bergh's employment agreement also provides that if Mr. Bergh is involuntarily terminated without Cause, as defined in his employment agreement, Mr. Bergh is eligible to receive certain benefits and payments upon his separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the EIP; provided however that if Mr. Bergh's employment is terminated for Good Reason in connection with a Change in Control of the Company (each as defined in his employment agreement), he will be entitled to receive, among other standard benefits, (1) an aggregate amount equal to two times the sum of his then-effective base salary plus his then-effective target AIP amount, (2) a prorated AIP award in respect of the performance period at the time, and (3) company-paid continuation coverage for certain benefits for 18 months. In addition, the unvested portion of his SAR awards that would have vested during the 24 months following the date of such termination will immediately vest, and all vested SAR awards will be exercisable for 18 months following such termination.
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

Mr. Singh. We have an employment arrangement with Mr. Singh effective January 16, 2013. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our EIP. These elements of Mr. Singh's compensation for 2015 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Singh also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Singh’s employment is at-will and may be terminated by the Company or by Mr. Singh at any time.
Mr. Bagattini. We have an employment arrangement with Mr. Bagattini effective June 3, 2013. He is on assignment in Singapore. His arrangement provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our EIP. These elements of Mr. Bagattini's compensation for 2015 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
He is eligible to receive benefits under our global assignment program, including, education assistance fees and a housing allowance of up to approximately $18,000 per month to cover the cost of his rental and utilities.
Mr. Bagattini also receives standard healthcare, life insurance, and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Bagattini’s employment is at-will and may be terminated by the Company or by Mr. Bagattini upon 3 months' notice or pay in lieu of notice.
Mr. Curleigh. We have an employment arrangement with Mr. Curleigh effective July 5, 2012. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our EIP. These elements of Mr. Curleigh's compensation for 2015 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Curleigh also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Curleigh's employment is at-will and may be terminated by us or by Mr. Curleigh at any time.
Ms. Rohosy.  We have an employment arrangement with Ms. Rohosy effective May 9, 2011. It initially provided for an annualized base salary of $350,000 and an AIP participation rate of 40%, both of which have since been adjusted. The arrangement also provides for her participation in our EIP. These elements of Ms. Rohosy's compensation for 2015 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Ms. Rohosy also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
On December 4, 2015, the Company announced that Ms. Rohosy's employment with the Company will end on March 15, 2016.

2015 Grants of Plan-Based Awards
The following table provides information on all plan-based awards granted to each of our named executive officers during the year ended November 29, 2015. The awards and the unvested portion of stock appreciation rights ("SARs") identified below are also reported in the Outstanding Equity Awards at Fiscal Year-End table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($)	Full Grant Date Fair Value(5) ($)

Charles V. Bergh	N/A	$—	$1,965,000	$3,930,000
	2/4/2015				—	125,786	188,679		$74.25	$2,358,488
	2/4/2015							188,679	74.25	3,441,505

Harmit Singh	N/A	—	730,000	1,460,000
	2/4/2015				—	30,362	45,543		74.25	569,288
	2/4/2015							45,543	74.25	830,704

Roy Bagattini	N/A	—	501,106	1,002,212
	2/4/2015				—	15,181	22,771		74.25	284,644
	2/4/2015							22,771	74.25	415,343

James Curleigh	N/A		500,000	1,000,000
	2/4/2015				—	21,687	32,530		74.25	406,631
	2/4/2015							32,530	74.25	593,347

Anne Rohosy	N/A	—	576,000	1,152,000
	2/4/2015				—	23,855	35,782		74.25	447,281
	2/4/2015							35,783	74.25	652,682
______________

(1)
The amounts shown in these columns reflect the estimated potential payment levels for the fiscal 2015 performance period under the Company’s annual incentive plan (the “AIP”), further described under “Compensation Discussion and Analysis for Named Executive Officers.” The potential payouts were performance-based and, therefore, were completely at risk. The potential target and maximum payment amounts assume achievement of 100% and 200%, respectively, of the individual objectives of the AIP. Each executive received a bonus under the AIP, which is reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation."

(2)
For each executive, the amounts shown in these columns reflect, in shares, the target and maximum amounts for performance-based SARs subject to a three-year performance period beginning in fiscal 2015 that is further described under “Compensation Discussion and Analysis for Named Executive Officers.” The potential awards are performance-based and, therefore, completely at risk.

(3)	Reflects SARs granted in 2015 under the 2006 Equity Incentive Plan.

(4)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.

(5)
The value of an option award, which is granted in the form of SARs, is based on the fair value as of the grant date of such award determined in accordance with FASB ASC 718. Please refer to Note 1 and Note 11 to our audited consolidated financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards. Values for future payouts of performance-based SARs reflect the aggregate grant date fair value based on target award achievement. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values would be $3,537,731 for Mr. Bergh, $853,931 for Mr. Singh, $426,956 for Mr. Bagattini, $609,938 for Mr. Curleigh, and $670,913 for Ms. Rohosy.

Outstanding Equity Awards at 2015 Fiscal Year-End
The following table shows all outstanding equity awards held by each of our named executive officers as of November 29, 2015. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised(2)		SAR Exercise Price(3)	SAR Expiration Date

Charles V. Bergh	436,720	—				$32.00	2/2/2019
	478,078	20,786	(a)			32.00	2/2/2019
	203,903	83,975	(b)			37.75	2/5/2020
	84,504	108,650	(c)			64.50	2/5/2021
		188,679	(d)			74.25	2/4/2022
				143,939	(a)	37.75	2/5/2020
				128,770	(b)	64.50	2/5/2021
				125,786	(c)	74.25	2/4/2022

Harmit Singh	46,488	19,168	(b)			37.75	2/5/2020
	19,266	24,786	(c)			64.50	2/5/2021
		45,543	(d)			74.25	2/4/2022
				32,828	(a)	37.75	2/5/2020
				29,369	(b)	64.50	2/5/2021
				30,362	(c)	74.25	2/4/2022

Roy Bagattini	19,440	12,760	(e)			59.25	7/11/2020
	10,002	12,871	(c)			64.50	2/5/2021
		22,771	(d)			74.25	2/4/2022
				16,100	(a)	59.25	7/11/2020
				15,249	(b)	64.50	2/5/2021
				15,181	(c)	74.25	2/4/2022

James Curleigh	44,241	7,560	(f)			33.00	7/12/2019
	35,770	14,735	(b)			37.75	2/5/2020
	14,816	19,070	(c)			64.50	2/5/2021
		32,530	(d)			74.25	2/4/2022
				25,252	(a)	37.75	2/5/2020
				22,592	(b)	64.50	2/5/2021
				21,687	(c)	74.25	2/4/2022

Anne Rohosy	3,124	3,142	(a)			32.00	2/2/2019
	2,104	14,735	(b)			37.75	2/5/2020
	1,552	20,973	(c)			64.50	2/5/2021
		35,783	(d)			74.25	2/4/2022
				25,252	(a)	37.75	2/5/2020
				24,850	(b)	64.50	2/5/2021
				23,855	(c)	74.25	2/4/2022
______________

(1)	The following sets forth the vesting schedule for the outstanding SAR awards and generally depends upon continued employment:

(a)	SARs vest 25% on 2/1/2013 and then monthly over the remaining 36 months.

(b)	SARs vest 25% on 2/5/2014 and then monthly over the remaining 36 months.

(c)	SARs vest 25% on 2/5/2015 and then monthly over the remaining 36 months.

(d)	SARs vest 25% on 2/4/2016 and then monthly over the remaining 36 months.

(e)	SARs vest 25% on 7/10/2014 and then monthly over the remaining 36 months.

(f)	SARS vest 25% on 7/11/2013 and then monthly over the remaining 36 months.

(2)
Unless otherwise indicated below, represents the target number of SARs that may be earned under the performance-based SAR award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of a three-year performance period.

(a)	Represents actual number of earned SARs that vested pursuant to certification of performance results on 2/9/2016.

(b)
SARs vesting subject to certification of performance results in the first quarter of fiscal 2017. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (193,154), Mr. Singh (44,052), Mr. Bagattini (22,873), Mr. Curleigh (33,888), and Ms. Rohosy (37,275).

(c)
SARs vesting subject to certification of performance results in the first quarter of fiscal 2018. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (188,679), Mr. Singh (45,543), Mr. Bagattini (22,771), Mr. Curleigh (32,530), and Ms. Rohosy (35,782).

(3)	The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Evercore valuation process.
Option Exercises
The following table shows all SARs exercised and the value realized upon exercise by each of our named executive officers for the year ended November 29, 2015.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Charles V. Bergh	—	$—
Harmit Singh	—	—
Roy Bagattini	—	—
James Curleigh	—	—
Anne Rohosy	72,931	2,642,509
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

The table below provides information on the non-qualified deferred compensation activity for each of our named executive officers for the year ended November 29, 2015.

	Year Ended November 29, 2015
Name	Company Contributions(1)	Executive Contributions	Aggregate Earnings	Aggregate Withdrawals / Distributions	Aggregate Balance at November 29, 2015

Charles V. Bergh	$249,641	$199,713	$27,820	$—	$1,633,147
Harmit Singh	85,591	68,713	955	—	155,558
Roy Bagattini(2)	116,323	—	—	—	281,949
James Curleigh	—	—	2,653	—	122,749
Anne Rohosy	56,017	47,583	(110,434)	—	3,388,573
______________

(1)
For Messrs. Bergh, Singh, Curleigh and Ms. Rohosy, these amounts reflect the deferred compensation plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

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

Potential Payments Upon Termination Or Change In Control
On June 9, 2011, the Company and Charles V. Bergh, our President and CEO, executed an employment agreement in connection with Mr. Bergh joining the Company. The employment agreement provides that if Mr. Bergh is involuntarily terminated without Cause, Mr. Bergh is eligible to receive certain benefits and payments upon his separation from the Company under certain circumstances under the terms of the Executive Severance Plan for U.S. executives and the EIP; provided however that if Mr. Bergh's employment is terminated for Good Reason in connection with a Change in Control of the Company (each as defined in his employment agreement), he will be entitled to receive, among other standard benefits, (1) an aggregate amount equal to two times the sum of his then-effective base salary plus his then-effective target AIP amount, (2) a prorated AIP award in respect of the performance period at the time, and (3) company-paid continuation coverage for certain benefits for 18 months. In addition, the unvested portion of his SAR awards that would have vested during the 24 months following the date of such termination will immediately vest, and all vested SAR awards will be exercisable for 18 months following such termination.
Mr. Bergh's right to any severance or vesting acceleration is subject to his execution of an effective release of claims in favor of the Company and compliance with certain restrictive covenants.
In 2015, our U.S. severance arrangements under our Executive Severance Plan offered the named executive officers, except Mr. Bagattini, eighty (80) weeks of severance pay equal to base salary plus the beneficiaries' AIP target amount, upon execution of a General Release Agreement, if their employment ceases due to a reduction in force, layoff or position elimination. Mr. Bagattini, under local Singapore policy, is eligible for three months annual base salary plus a month of base salary for every year of service. We also cover the cost of the COBRA health coverage premium for the duration of the executive's severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive's employment. We also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.
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
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 29, 2015. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $64.75 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2015.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$5,038,462	$—	$8,515,000
Stock Appreciation Rights(2)	—	—	2,972,211	—	8,189,235

Benefits:
COBRA & Life Insurance(3)	—	—	19,564	—	19,564
_____________

(1)	Based on Mr. Bergh's annual base salary of $1,310,000 and his AIP target of 150% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)
Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment. Mr. Bergh is also eligible for a COBRA subsidy should termination occur due to a Change in Control, based on his employment contract.

Harmit Singh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$2,246,154	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	1,712,892

Benefits:
COBRA & Life Insurance(3)	—	—	19,564	—	—
_____________

(1)	Based on Mr. Singh's annual base salary of $730,000 and his AIP target of 100% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Roy Bagattini
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$260,992	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	195,279

Benefits:
COBRA & Life Insurance	—	—	—	—	—
_____________

(1)
Based on three months of Mr. Bagattini’s annual base salary expressed in U.S. Dollars, using the average exchange rate of the last month of fiscal 2015, of $626,382 as notice pay and one month of salary based on years of service, in accordance with local Singapore provisions.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

James Curleigh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,730,769	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	1,557,381

Benefits:
COBRA & Life Insurance(3)	—	—	19,564	—	—
_____________

(1)	Based on Mr. Curleigh's annual base salary of $625,000 and his AIP target of 80% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Anne Rohosy
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,993,846	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	1,421,291

Benefits:
COBRA & Life Insurance(3)	—	—	19,564	—	—
____________

(1)	Based on Ms. Rohosy's annual base salary of $720,000 and her AIP target of 80% of her base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2015:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total

Stephen C. Neal(3)	$215,000	$224,972	$20,271	$460,243
Troy Alstead	120,000	124,984	9,133	254,117
Jill Beraud	100,000	124,984	5,792	230,776
Vanessa J. Castagna(4)	25,000	—	5,420	30,420
Robert A. Eckert	120,000	124,984	16,632	261,616
Spencer Fleischer	115,000	124,984	5,272	245,256
Mimi L. Haas	100,000	124,984	3,044	228,028
Peter E. Haas, Jr.	100,000	124,984	7,871	232,855
Jenny Ming(5)	100,000	218,688	1,634	320,322
Patricia Salas Pineda(6)	100,000	124,984	26,657	251,641
___________

(1)
These amounts, from RSUs granted under the EIP in 2015, reflect the aggregate grant date fair value computed in accordance with the Company's accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors in fiscal 2015, including RSUs that were vested but deferred and RSUs that were not vested:

Name	Aggregate Outstanding RSUs

Stephen C. Neal	9,323
Troy Alstead	7,306
Jill Beraud	4,727
Vanessa J. Castagna	—
Robert A. Eckert	13,699
Spencer Fleischer	5,667
Mimi L. Haas	3,358
Peter E. Haas, Jr.	5,288
Jenny Ming	2,894
Patricia Salas Pineda	13,629

(2)	This column includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2015 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted

Stephen C. Neal	$12,771
Troy Alstead	9,133
Jill Beraud	5,792
Vanessa J. Castagna	5,420
Robert A. Eckert	16,632
Spencer Fleischer	5,272
Mimi L. Haas	3,044
Peter E. Haas, Jr.	7,871
Jenny Ming	1,634
Patricia Salas Pineda	19,157

(3)	Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan. Mr. Neal’s 2015 amount includes charitable matches of $7,500.

(4)	Ms. Castagna stepped down from the Board on April 15, 2015.

(5)
On February 4, 2015, Ms. Ming received a prorated grant of 1,262 RSUs with a grant date value of $74.25 per share for a total value of $93,704. On July 17, 2015, Ms. Ming received a grant of 1,610 RSUs with a grant date value of $77.63 per share for a total of value of $124,984.

(6)	Ms. Pineda elected to defer 50% of her director’s fees under the Deferred Compensation Plan. Ms. Pineda's 2015 amount includes charitable matches of $7,500.

Board compensation is reviewed by the NG&CC Committee and approved by the Board. In fiscal 2015, director compensation consisted of an annual retainer paid in cash and equity compensation in the form of RSUs. Committee chairpersons also received an additional cash retainer, as described below.
Annual Cash Retainer
In fiscal 2015, each non-employee director received compensation consisting of an annual cash retainer fee of $100,000 and was eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In fiscal 2015, Mr. Neal and Ms. Pineda participated in this Deferred Compensation Plan.
Equity Compensation
In fiscal 2015, each non-employee director also received an annual equity award in the form of RSUs which are granted under the EIP. The annual equity award value in the form of RSUs granted under the EIP is $125,000. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Evercore valuation process.
RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director's service terminates for reason other than cause after the first, but prior to full, vesting period, then any unvested portion of the award will fully vest as of the date of such termination. In addition, each director's initial RSU grant includes a deferral delivery feature, under which the director will not receive the vested awards until six months following the cessation of service on the Board.
Under the terms of the EIP, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all stockholders. Therefore, all directors who held RSUs as of February 4, 2015, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
Compensation of Committee Chairpersons
In addition to the compensation described above, committee chairpersons receive an additional retainer fee in the amount of $20,000 for the Audit Committee and the HR Committee and $15,000 for the Finance Committee and the Nominating, Governance and Corporate Citizenship Committee.
Mr. Neal is the Chairman of the Board. As the Chairman of the Board, he is entitled to receive an additional annual retainer in the amount of $200,000, 50% of which is paid in cash and 50% of which is paid in the form of RSUs. The Chairman may also receive the additional retainers attributable to committee chairmanship if applicable.
Compensation Committee Interlocks and Insider Participation
The HR Committee serves as the compensation committee of our Board. Its members are Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr., and Ms. Pineda. In 2015, no member of the HR Committee was a current officer or employee of ours. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement described below. The following table contains information about the beneficial ownership of our common stock as of February 8, 2016, by:

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
As of February 8, 2016, there were 273 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,460,145 shares of common stock outstanding as of February 8, 2016. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Mimi L. Haas	6,547,942		17.5%
Peter E. Haas Jr.	6,068,569	(1)	16.2%
Margaret E. Haas	4,441,548	(2)	11.9%
Robert D. Haas	3,932,506	(3)	10.5%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.8%
Daniel S. Haas	2,017,331	(5)	5.4%
Troy Alstead	2,065		*
Jill Beraud	2,065		*
Robert A. Eckert	1,437		*
Spencer Fleischer	—		—
Jenny Ming	—		—
Stephen C. Neal	19,017		*
Patricia Salas Pineda	9,167		*
Charles V. Bergh	690,166	(6)	1.8%
James Curleigh	52,507	(7)	*
Harmit Singh	32,005	(8)	*
Anne Rohosy	25,102	(9)	*
Roy Bagattini	7,620	(10)	*
Directors and executive officers as a group (20 persons)	13,623,021	(11)	36.4%

* Less than 1%.
_____________

(1)
Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities, and for which Mr. Haas shares voting and investment power. Includes an aggregate of 1,491,951 shares held by trusts, of which Mr. Haas is trustee, for the benefit of his children, grandchildren, stepdaughters, and sister. Mr. Haas has sole voting and investment power over these shares. Includes 40,000 shares held by Mr. Haas' spouse over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these shares.

(2)
Includes 1,675,332 shares held in trusts and a limited liability company, of which Ms. Haas is trustee and managing member, respectively, for the benefit of Ms. Haas' son. Ms. Haas has sole voting and investment power over these shares. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is a board member, for the benefit of charitable entities and for which Ms. Haas shares voting and investment power. Ms. Haas disclaims beneficial ownership of these shares.

(3)
Includes 8,659 shares held jointly by Mr. Haas and his spouse and, as co-trustees, they share voting and investment power. Includes 712,683 shares held by a trust, of which Mr. Haas is trustee, for the benefit of his daughter. Mr. Haas has sole voting and investment power over these shares. Includes 1,023,645 shares held by Mr. Haas' spouse directly and in trusts over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above.

(5)	Includes 261,027 shares held in a trust for the benefit of Mr. Haas' cousin and 58,936 shares held in a trust for the benefit of his aunt. Mr. Haas disclaims beneficial ownership of these shares.

(6)	Represents the number of shares that Mr. Bergh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 8, 2016.

(7)	Represents the number of shares that Mr. Curleigh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 8, 2016.

(8)	Represents the number of shares that Mr. Singh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 8, 2016.

(9)	Includes 8,827 shares that Ms. Rohosy has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 8, 2016.

(10)	Represents the number of shares that Mr. Bagattini has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 8, 2016.

(11)	Includes 943,649 shares that our executive officers have the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 8, 2016.
Equity Compensation Plan Information
The following table sets forth certain information, as of November 29, 2015, with respect to the EIP, our only equity compensation plan. This plan was amended and restated by the Board in February 2014 and approved by our stockholders at the Annual Meeting of Stockholders in April 2014. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
3,196,202	1,034,563	$43.79	1,524,780
_____________

(1)	Includes only dilutive SARs.

(2)
Represents the number of shares of common stock the dilutive SARs would convert to if exercised November 29, 2015, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of outstanding dilutive SARs, less shares issued in connection with converted RSUs, less securities expected to be issued in the future upon conversion of outstanding RSUs. The EIP provides for an award pool of 6,000,000 shares of Company common stock that may be subject to awards under the plan. The 1,034,563 shares in the table above reflects the potential number of shares which could be issued pursuant to outstanding awards. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or awards which are cancelled and regranted in accordance with the terms of the plan; (iii) shares covered by an award that may only be settled in cash per the terms of the award which do not count against the plan's award pool; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

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
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2015, we donated $7.0 million to the Levi Strauss Foundation.
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
Director Independence Policy
Although our shares are not registered on a national securities exchange, we review and take into consideration the director independence criteria required by the New York Stock Exchange in determining the independence of our directors on an annual basis. In addition, the charters of our board committees prohibit members from having any relationship that would interfere with the exercise of their independence from management and the Company. The fact that a director may own stock in the Company is not, by itself, considered an "interference" with independence under the committee charters. Family stockholders or other family member directors are not eligible for membership on the Audit Committee. These independence standards are disclosed on our website at http://www.levistrauss.com/investors/corporate-governance. Except as described below, all of our directors are independent under the independence criteria required by the New York Stock Exchange.
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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2015 and 2014:

	Year Ended
	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Services provided:
Audit fees(1)	$5,744	$5,897
Audit-related fees	—	—
Tax fees	866	644
All other fees(2)	50	—
Total fees	$6,660	$6,541
_____________

(1)	These include fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits.

(2)	Consist of fees for other permissible services other than the services reported above.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.3
First Supplemental Indenture, dated as of March 14, 2013, supplementing the Indenture, dated as of May 8, 2012, each between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013.

4.4
Indenture relating to the 5.00% Senior Notes due 2025, dated as of April 27, 2015, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2015.

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

10.14
Employment Agreement between the Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15
Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2015.

10.16	Exhibits to the Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2015.

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

10.22	Forms of stock appreciation rights award agreements. Incorporated by reference to Exhibit 10.23 to Registrant's Current Report on Form 8-K filed with the Commission on February 12, 2015.*

10.23
Master Services Agreement, by and between the Registrant and Wipro Limited, dated as of November 7, 2014. Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K/A filed with the Commission on June 4, 2015. **

10.24
Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K/A filed with the Commission on June 4, 2015.**

10.25
First Amendment to Stockholders' Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2014.

10.26
Separation Agreement and General Release between Craig Nomura and the Registrant, dated June 11, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2015.*

10.27
Employment Offer Letter between James Curleigh and the Registrant, dated May 14, 2012. Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

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
** Portions of this exhibit have been redacted and filed separately with the Commission, pursuant to a request for confidential treatment granted by the Commission.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 29, 2015	$12,704	$1,875	$3,554	$11,025
November 30, 2014	$18,264	$662	$6,222	$12,704
November 24, 2013	$20,738	$1,158	$3,632	$18,264

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 29, 2015	$32,191	$152,471	$150,641	$34,021
November 30, 2014	$32,675	$138,577	$139,061	$32,191
November 24, 2013	$40,575	$137,613	$145,513	$32,675

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 29, 2015	$98,416	$306,497	$318,639	$86,274
November 30, 2014	$110,572	$322,164	$334,320	$98,416
November 24, 2013	$102,361	$331,937	$323,726	$110,572

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions	Balance at End of Period
	(Dollars in thousands)
November 29, 2015	$89,814	$—	$14,061	$75,753
November 30, 2014	$96,026	$—	$6,212	$89,814
November 24, 2013	$74,456	$5,169	$(16,401)	$96,026
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 11, 2016		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 11, 2016
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 11, 2016
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	February 11, 2016
Troy Alstead

/s/ JILL BERAUD	Director	Date:	February 11, 2016
Jill Beraud

/s/ ROBERT A. ECKERT	Director	Date:	February 11, 2016
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	February 11, 2016
Spencer C. Fleischer

/s/ MIMI L. HAAS	Director	Date:	February 11, 2016
Mimi L. Haas

/s/ PETER E. HAAS JR.	Director	Date:	February 11, 2016
Peter E. Haas Jr.

/s/ JENNY MING	Director	Date:	February 11, 2016
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 11, 2016
Patricia Salas Pineda

/s/ WADE W. WEBSTER	Senior Vice President and Controller	Date:	February 11, 2016
Wade W. Webster	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION
We will furnish our 2015 annual report and proxy statement to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

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

4.3
First Supplemental Indenture, dated as of March 14, 2013, supplementing the Indenture, dated as of May 8, 2012, each between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013.

4.4
Indenture relating to the 5.00% Senior Notes due 2025, dated as of April 27, 2015, between the Registrant and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2015.

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

10.14
Employment Agreement between the Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15
Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2015.

10.16	Exhibits to the Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2015.

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

10.22	Forms of stock appreciation rights award agreements. Incorporated by reference to Exhibit 10.23 to Registrant's Current Report on Form 8-K filed with the Commission on February 12, 2015.*

10.23
Master Services Agreement, by and between the Registrant and Wipro Limited, dated as of November 7, 2014. Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K/A filed with the Commission on June 4, 2015. **

10.24
Exhibits to the Master Services Agreement, by and between the Registrant and Wipro Limited. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K/A filed with the Commission on June 4, 2015.**

10.25
First Amendment to Stockholders' Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2014.

10.26
Separation Agreement and General Release between Craig Nomura and the Registrant, dated June 11, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2015.*

10.27
Employment Offer Letter between James Curleigh and the Registrant, dated May 14, 2012. Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K filed with the Commission on February 11, 2014.*

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
** Portions of this exhibit have been redacted and filed separately with the Commission, pursuant to a request for confidential treatment granted by the Commission.