Form 10-Q
period 2016-02-28
LEVI STRAUSS & CO
filed 2016-04-12
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2016
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
Common Stock $.01 par value — 37,452,319 shares outstanding on April 7, 2016

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28, 2016	November 29, 2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$271,101	$318,571
Trade receivables, net of allowance for doubtful accounts of $11,043 and $11,025	388,620	498,196
Inventories:
Raw materials	3,382	3,368
Work-in-process	3,696	3,031
Finished goods	733,213	600,460
Total inventories	740,291	606,859
Other current assets	109,410	104,523
Total current assets	1,509,422	1,528,149
Property, plant and equipment, net of accumulated depreciation of $825,536 and $811,013	386,272	390,829
Goodwill	235,541	235,041
Other intangible assets, net	43,170	43,350
Non-current deferred tax assets, net	569,936	580,640
Other non-current assets	93,890	106,386
Total assets	$2,838,231	$2,884,395

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$40,779	$114,978
Current maturities of long-term debt	35,394	32,625
Accounts payable	267,033	238,309
Accrued salaries, wages and employee benefits	133,269	182,430
Restructuring liabilities	15,736	20,141
Accrued interest payable	21,004	5,510
Accrued income taxes	17,190	6,567
Other accrued liabilities	296,516	245,607
Total current liabilities	826,921	846,167
Long-term debt	1,005,243	1,004,938
Long-term capital leases	12,466	12,320
Postretirement medical benefits	102,071	105,240
Pension liability	348,921	358,443
Long-term employee related benefits	59,938	73,342
Long-term income tax liabilities	27,359	26,312
Other long-term liabilities	57,140	56,987
Total liabilities	2,440,059	2,483,749
Commitments and contingencies
Temporary equity	76,538	68,783

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,460,145 shares and 37,460,145 shares issued and outstanding	375	375
Additional paid-in capital	—	3,291
Retained earnings	705,985	705,668
Accumulated other comprehensive loss	(386,995)	(379,066)
Total Levi Strauss & Co. stockholders’ equity	319,365	330,268
Noncontrolling interest	2,269	1,595
Total stockholders’ equity	321,634	331,863
Total liabilities, temporary equity and stockholders’ equity	$2,838,231	$2,884,395
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands) (Unaudited)
Net revenues	$1,056,500	$1,055,075
Cost of goods sold	496,902	518,010
Gross profit	559,598	537,065
Selling, general and administrative expenses	441,163	425,282
Restructuring, net	1,848	4,338
Operating income	116,587	107,445
Interest expense	(14,902)	(23,312)
Other expense, net	(2,219)	(26,028)
Income before income taxes	99,466	58,105
Income tax expense	33,175	19,822
Net income	66,291	38,283
Net (income) loss attributable to noncontrolling interest	(455)	109
Net income attributable to Levi Strauss & Co.	$65,836	$38,392

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands) (Unaudited)
Net income	$66,291	$38,283
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,582	4,607
Net investment hedge (losses) gains	(664)	141
Foreign currency translation losses	(7,575)	(10,532)
Unrealized (losses) gains on marketable securities	(1,829)	113
Total other comprehensive loss, before related income taxes	(6,486)	(5,671)
Income tax expense related to items of other comprehensive income	(1,224)	(1,549)
Comprehensive income, net of income taxes	58,581	31,063
Comprehensive (income) loss attributable to noncontrolling interest	(674)	132
Comprehensive income attributable to Levi Strauss & Co.	$57,907	$31,195

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$66,291	$38,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,111	26,475
Asset impairments	459	184
(Gain) loss on disposal of assets	(12)	26
Unrealized foreign exchange losses	8,348	7,489
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(12,967)	3,960
Employee benefit plans’ amortization from accumulated other comprehensive loss	3,734	4,272
Noncash restructuring charges	—	335
Amortization of premium, discount and debt issuance costs	620	557
Stock-based compensation	(1,053)	3,600
Allowance for doubtful accounts	498	519
Change in operating assets and liabilities:
Trade receivables	104,777	129,587
Inventories	(134,923)	30,939
Other current assets	(2,758)	(12,647)
Other non-current assets	(1,425)	746
Accounts payable and other accrued liabilities	49,462	(106,432)
Restructuring liabilities	(5,614)	(16,009)
Income tax liabilities	23,654	409
Accrued salaries, wages and employee benefits and long-term employee related benefits	(78,302)	(74,484)
Other long-term liabilities	178	(201)
Other, net	—	21
Net cash provided by operating activities	46,078	37,629
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(30,746)	(21,152)
Proceeds from sales of assets	21	11
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	12,967	(3,960)
Net cash used for investing activities	(17,758)	(25,101)
Cash Flows from Financing Activities:
Repayments of capital leases	(781)	(741)
Proceeds from senior revolving credit facility	75,000	35,000
Repayments of senior revolving credit facility	(154,000)	(135,000)
Proceeds from short-term credit facilities	9,208	7,753
Repayments of short-term credit facilities	(6,763)	(5,045)
Other short-term borrowings, net	3,102	689
Change in restricted cash, net	663	736
Excess tax benefits from stock-based compensation	—	75
Net cash used for financing activities	(73,571)	(96,533)
Effect of exchange rate changes on cash and cash equivalents	(2,219)	(11,520)
Net decrease in cash and cash equivalents	(47,470)	(95,525)
Beginning cash and cash equivalents	318,571	298,255
Ending cash and cash equivalents	$271,101	$202,730

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$14,244	$9,993

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1,176	$2,020
Cash paid for income taxes during the period, net of refunds	11,164	18,049
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 29, 2015, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 11, 2016.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 28, 2016, may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2016.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2016 and 2015 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
The Company's consolidated statements of comprehensive income has been reclassified to present the components of other comprehensive income before related income tax effects with one amount shown for aggregate income tax expense related to the total of other comprehensive income items. Amounts were previously presented net of related income tax effects. There was no change to total comprehensive income, net of income taxes, and the change was immaterial to the financial statements taken as a whole.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2015 Annual Report on Form 10-K, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2018

•
In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

•
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

First Quarter of 2019

•
In March 2016, the FASB issued Accounting Standards Update No. 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain or these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

•
In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

First Quarter of 2020

•
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 28, 2016			November 29, 2015
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$24,892	$24,892	$—	$26,013	$26,013	$—
Forward foreign exchange contracts, net(3)	19,741	—	19,741	27,131	—	27,131
Total	$44,633	$24,892	$19,741	$53,144	$26,013	$27,131
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$9,373	$—	$9,373	$7,809	$—	$7,809
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 28, 2016		November 29, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$20,031	$20,031	$99,020	$99,020
4.25% Yen-denominated Eurobonds due 2016(1)	35,861	36,480	32,736	33,593
6.875% senior notes due 2022(1)	536,519	575,871	527,715	570,355
5.00% senior notes due 2025(1)	488,749	486,347	482,145	480,945
Short-term borrowings	20,806	20,806	15,996	15,996
Total	$1,101,966	$1,139,535	$1,157,612	$1,199,909
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of February 28, 2016, the Company had forward foreign exchange contracts to buy $725.7 million and to sell $271.0 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2017.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 28, 2016			November 29, 2015
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$25,123	$(5,382)	$19,741	$31,808	$(4,677)	$27,131
Forward foreign exchange contracts(2)	1,668	(11,041)	(9,373)	253	(8,062)	(7,809)
Total	$26,791	$(16,423)		$32,061	$(12,739)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(8,496)		$—	$(7,832)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	February 28, 2016			November 29, 2015
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$26,211	$(7,050)	$19,161	$30,837	$(4,930)	$25,907
Financial liabilities	(9,690)	7,050	(2,640)	(7,599)	4,930	(2,669)
Total			$16,521			$23,238
Embedded derivative contracts
Financial assets	$580	$—	$580	$1,224	$—	$1,224
Financial liabilities	(6,733)	—	(6,733)	(5,140)	—	(5,140)
Total			$(6,153)			$(3,916)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other expense, net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended
	February 28, 2016	November 29, 2015	February 28, 2016	March 1, 2015
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,646)	(18,982)	$(2,103)	$346
Euro senior notes	(15,751)	(15,751)	—	—
Cumulative income taxes	12,104	11,849
Total	$(18,656)	$(18,247)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other expense, net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$12,967	$(3,960)
Unrealized	(9,231)	11,868
Total	$3,736	$7,908

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

NOTE 4: DEBT

	February 28, 2016	November 29, 2015
	(Dollars in thousands)
Long-term debt
Unsecured:
6.875% senior notes due 2022	524,689	524,807
5.00% senior notes due 2025	480,554	480,131
Total unsecured long-term debt	$1,005,243	$1,004,938
Short-term debt and current maturities of long-term debt
Secured:
Senior revolving credit facility	$20,000	$99,000
Unsecured:
Current maturities of 4.25% Yen-denominated Eurobonds due 2016	35,394	32,625
Short-term borrowings	20,779	15,978
Total short-term debt and current maturities of long-term debt	$76,173	$147,603
Total debt	$1,081,416	$1,152,541
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $739.7 million at February 28, 2016, as the Company’s total availability of $798.2 million was reduced by $58.5 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 28, 2016, was 6.26% as compared to 7.65% in the same period of 2015.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 28, 2016	March 1, 2015	February 28, 2016	March 1, 2015
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,058	$2,128	$50	$63
Interest cost(1)	9,472	11,840	806	1,147
Expected return on plan assets	(12,134)	(12,717)	—	—
Amortization of prior service benefit	(15)	(16)	—	—
Amortization of actuarial loss	3,007	3,160	742	1,128
Curtailment loss	—	335	—	—
Net periodic benefit cost	2,388	4,730	1,598	2,338
Changes in accumulated other comprehensive loss:
Actuarial loss	152	—	—	—
Amortization of prior service benefit	15	16	—	—
Amortization of actuarial loss	(3,007)	(3,160)	(742)	(1,128)
Curtailment loss	—	(335)	—	—
Total recognized in accumulated other comprehensive loss	(2,840)	(3,479)	(742)	(1,128)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(452)	$1,251	$856	$1,210
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

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
For the three months ended February 28, 2016, the Company recognized restructuring charges, net, of $1.8 million, as compared to $4.3 million for the same period in 2015. These restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $1.5 million for the three months ended February 28, 2016, as compared to $8.0 million for the same period in 2015, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which are expected to benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to continue through 2017.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$1,445	$5,320
Adjustments to severance and employee-related benefits	279	(1,249)
Lease and other contract termination costs	—	—
Other(2)	124	414
Adjustments to other	—	(482)
Noncash pension and postretirement curtailment losses, net(3)	—	335
Total	$1,848	$4,338
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

The following table summarizes the activities associated with restructuring liabilities for the three months ended February 28, 2016, and March 1, 2015. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended February 28, 2016
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 29, 2015	Charges		Payments		February 28, 2016
	(Dollars in thousands)
Severance and employee-related benefits	$20,774	$1,445	$279	$(7,339)	$515	$15,674
Lease and other contract termination costs	—	—	—	—	—	—
Other	964	124	—	(124)	—	964
Total	$21,738	$1,569	$279	$(7,463)	$515	$16,638

Current portion	$20,141					$15,736
Long-term portion	1,597					902
Total	$21,738					$16,638

	Three Months Ended March 1, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		March 1, 2015
	(Dollars in thousands)
Severance and employee-related benefits	$56,963	$5,320	$(1,249)	$(13,681)	$(3,738)	$43,615
Lease and other contract termination costs	—	—	—	—	—	—
Other	6,400	414	(482)	(6,331)	—	1
Total	$63,363	$5,734	$(1,731)	$(20,012)	$(3,738)	$43,616

Current portion	$57,817					$42,596
Long-term portion	5,546					1,020
Total	$63,363					$43,616

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

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
Other Contingencies
Litigation.  There have been no material developments with respect to the information previously reported in the Company’s 2015 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, the Company has various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.

NOTE 8: DIVIDEND
The Company's Board of Directors (the “Board”) declared a cash dividend of $60.0 million in the first quarter of 2016, payable in the second quarter of 2016 to stockholders of record at the close of business on February 19, 2016. Dividend payable is included in "Other accrued liabilities" on the Company's consolidated balance sheets. Subsequent to the Company's quarter-end, on April 7, 2016, the Company paid the cash dividend.
The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Board depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	February 28, 2016	November 29, 2015
	(Dollars in thousands)
Pension and postretirement benefits	$(234,166)	$(236,340)
Net investment hedge losses	(18,656)	(18,247)
Foreign currency translation losses	(125,743)	(117,394)
Unrealized gains on marketable securities	754	1,880
Accumulated other comprehensive loss	(377,811)	(370,101)
Accumulated other comprehensive income attributable to noncontrolling interest	9,184	8,965
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(386,995)	$(379,066)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

NOTE 10: OTHER EXPENSE, NET
The following table summarizes significant components of “Other expense, net”:

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands)
Foreign exchange management gains(1)	$3,736	$7,908
Foreign currency transaction losses(2)	(8,203)	(35,959)
Interest income	209	460
Investment income	708	439
Other	1,331	1,124
Total other expense, net	$(2,219)	$(26,028)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in 2016 and 2015 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, partially offset in 2016 by unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2016 were primarily due to the weakening of various currencies against the Euro. Losses in 2015 were primarily due to the weakening of various foreign currencies, particularly the Euro, against the U.S. Dollar.

NOTE 11: INCOME TAXES
The effective income tax rate was 33.4% for the three months ended February 28, 2016, compared to 34.1% for the same period ended March 1, 2015.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month period ended February 28, 2016, the Company donated $0.3 million to the Levi Strauss Foundation as compared to $5.9 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2016

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
Business segment information for the Company is as follows:

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in thousands)
Net revenues:
Americas	$571,185	$574,087
Europe	276,486	277,488
Asia	208,829	203,500
Total net revenues	$1,056,500	$1,055,075
Operating income:
Americas	$81,749	$102,292
Europe	61,709	58,189
Asia	46,605	47,340
Regional operating income	190,063	207,821
Corporate:
Restructuring, net	1,848	4,338
Restructuring-related charges	1,497	8,007
Other corporate staff costs and expenses	70,131	88,031
Corporate expenses	73,476	100,376
Total operating income	116,587	107,445
Interest expense	(14,902)	(23,312)
Other expense, net	(2,219)	(26,028)
Income before income taxes	$99,466	$58,105

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 655 company-operated stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated stores and ecommerce sites generated approximately 31% of our net revenues in the first three months of 2016, as compared to 28% in the same period in 2015, with our ecommerce sites representing approximately 15% of this revenue in 2016, as compared to 14% in the same period in 2015. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 46% of our net revenues and 57% of our regional operating income in the first three months of 2016, as compared to 46% of our net revenues and 51% of our regional operating income in the same period in 2015. Sales of Levi’s® brand products represented approximately 87% of our total net sales in each of the first three-month periods in 2016 and in 2015.
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
Consumer discretionary spending, which remains mixed globally, continues to result in a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment.  Slow real wage growth in developed economies and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending.  Given consumers’ increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.  Both our wholesale and retail channels continue to face competition from ecommerce shopping enabled by the proliferation of online technologies, which constitutes an increasing proportion of global apparel sales, particularly around key selling seasons.  Our domestic and multi-national competitors also continue to expand their global footprints in both brick-and-mortar retail and online.  While currency values are in constant flux, the appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, will continue to impact our financial results, affecting translation, margins, as well as traffic in stores located in or near major domestic tourist attractions.
Our First Quarter 2016 Results

•
Net revenues. Compared to the first quarter of 2015, consolidated net revenues was flat on a reported basis but increased on a constant-currency basis by 5%, primarily reflecting higher retail revenues due to improved performance and expansion of our retail network in Europe and Asia.

•
Operating income. Compared to the first quarter of 2015, consolidated operating income increased by approximately 9% and operating margin improved to 11%, primarily reflecting an improvement in our gross margin and higher constant-currency revenues, partially offset by increased investments in retail and advertising and the effects of currency.

•
Cash flows. Cash flows provided by operating activities were approximately $46 million for the three-month period in 2016 as compared to $38 million for the same period in 2015; the increase reflected higher trade receivable collections and lower payments to vendors, partially offset by higher inventory levels.

Financial Information Presentation
Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2016 and 2015 consists of 13 weeks.
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
Results of Operations for Three Months Ended February 28, 2016, as Compared to Same Period in 2015
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 28, 2016	March 1, 2015	% Increase (Decrease)	February 28, 2016	March 1, 2015
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,056.5	$1,055.1	0.1%	100.0%	100.0%
Cost of goods sold	496.9	518.0	(4.1)%	47.0%	49.1%
Gross profit	559.6	537.1	4.2%	53.0%	50.9%
Selling, general and administrative expenses	441.2	425.4	3.7%	41.8%	40.3%
Restructuring, net	1.8	4.3	(57.4)%	0.2%	0.4%
Operating income	116.6	107.4	8.5%	11.0%	10.2%
Interest expense	(14.9)	(23.3)	(36.1)%	(1.4)%	(2.2)%
Other expense, net	(2.2)	(26.0)	(91.5)%	(0.2)%	(2.5)%
Income before income taxes	99.5	58.1	71.2%	9.4%	5.5%
Income tax expense	33.2	19.8	67.4%	3.1%	1.9%
Net income	66.3	38.3	73.2%	6.3%	3.6%
Net (income) loss attributable to noncontrolling interest	(0.5)	0.1	(517.4)%	—	—
Net income attributable to Levi Strauss & Co.	$65.8	$38.4	71.5%	6.2%	3.6%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 28, 2016	March 1, 2015	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$571.2	$574.1	(0.5)%	1.5%
Europe	276.5	277.5	(0.4)%	8.1%
Asia	208.8	203.5	2.6%	9.7%
Total net revenues	$1,056.5	$1,055.1	0.1%	4.7%
Total net revenues increased on both reported and constant-currency bases for the three-month period ended February 28, 2016, as compared to the same prior-year period.
Americas.    Net revenues in our Americas region decreased on a reported basis and increased on a constant-currency basis for the three-month period ended February 28, 2016, with currency affecting net revenues unfavorably by approximately $11 million.
Constant-currency net revenues increased at wholesale and retail, primarily due to our performance in Mexico. In the United States, net revenues declined slightly, primarily at wholesale due to a decline in the Dockers® brand in anticipation of product transitions.
Europe.    Net revenues in Europe decreased on a reported basis and increased on a constant-currency basis for the three-month period ended February 28, 2016, with currency affecting net revenues unfavorably by approximately $22 million.
Constant-currency net revenues increased as a result of the improved performance and expansion of our company-operated retail network, including ecommerce.
Asia.    Net revenues in Asia increased on both reported and constant-currency bases for the three-month period ended February 28, 2016, with currency affecting net revenues unfavorably by approximately $13 million.
The increase in net revenues was primarily due to the expansion of our company-operated retail network, particularly in China, and improved wholesale performance in Japan.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 28, 2016	March 1, 2015	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,056.5	$1,055.1	0.1%
Cost of goods sold	496.9	518.0	(4.1)%
Gross profit	$559.6	$537.1	4.2%
Gross margin	53.0%	50.9%
Currency translation unfavorably impacted gross profit by approximately $24 million for the three-month period ended February 28, 2016. Gross margin improved primarily due to lower negotiated product costs and streamlined supply chain operations, partially offset by the unfavorable transactional impact of currency. Gross margin also benefited from our international retail growth.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 28, 2016	March 1, 2015	% Increase (Decrease)	February 28, 2016	March 1, 2015
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$189.4	$181.0	4.7%	17.9%	17.2%
Advertising and promotion	57.5	50.2	14.5%	5.4%	4.8%
Administration	84.4	83.7	1.0%	8.0%	7.9%
Other	108.4	102.5	5.7%	10.3%	9.7%
Restructuring-related charges	1.5	8.0	(81.3)%	0.1%	0.8%
Total SG&A	$441.2	$425.4	3.7%	41.8%	40.3%

Currency impacted SG&A favorably by approximately $15 million for the three-month period ended February 28, 2016.
Selling.  Currency impacted selling expenses favorably by approximately $9 million for the three-month period ended February 28, 2016. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network and investment in our ecommerce business. We had 86 more company-operated stores at the end of the first quarter of 2016 than we did at the end of the first quarter of 2015.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three-month period ended February 28, 2016. The increase in advertising and promotion expenses primarily reflected a difference in the timing of our campaigns as well as increased investment in strengthening our brands through advertising.
Administration.    Administration expenses include functional administrative and organization costs. Currency impacted administration expenses favorably by approximately $2 million for the three-month period ended February 28, 2016.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs.  Currency impacted other SG&A expenses favorably by approximately $3 million for the three-month period ended February 28, 2016. Higher other SG&A costs primarily reflected increased distribution expenses.
Restructuring-related charges.  Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings and productivity projects, as well as transition costs associated with our decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which are expected to benefit future periods and thus were recorded in SG&A in the Company's consolidated statements of income.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 28, 2016	March 1, 2015	% Increase (Decrease)	February 28, 2016		March 1, 2015
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$81.8	$102.3	(20.1)%	14.3%		17.8%
Europe	61.7	58.2	6.0%	22.3%		21.0%
Asia	46.6	47.3	(1.6)%	22.3%		23.3%
Total regional operating income	190.1	207.8	(8.5)%	18.0%	*	19.7%	*
Corporate:
Restructuring, net	1.8	4.3	(57.4)%	0.2%	*	0.4%	*
Restructuring-related charges	1.5	8.0	(81.3)%	0.1%	*	0.8%	*
Other corporate staff costs and expenses	70.2	88.1	(20.3)%	6.6%	*	8.3%	*
Corporate expenses	73.5	100.4	(26.8)%	7.0%	*	9.5%	*
Total operating income	$116.6	$107.4	8.5%	11.0%	*	10.2%	*
Operating margin	11.0%	10.2%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $9 million for the three-month period ended February 28, 2016.
Regional operating income.

•
Americas. Currency translation unfavorably affected operating income in the region by approximately $2 million for the three-month period ended February 28, 2016. Lower operating income primarily reflected higher SG&A in the region, primarily advertising.

•
Europe. Currency translation unfavorably affected operating income in the region by approximately $4 million for the three-month period ended February 28, 2016. Excluding the effect of currency, operating income and operating margin increased due to the region's higher net revenues and an improvement in the region's gross margin.

•
Asia. Currency translation unfavorably affected operating income in the region by approximately $4 million for the three-month period ended February 28, 2016. Excluding the effect of currency, operating income increased due to the region's higher net revenues.

Corporate.    Corporate expenses represent costs that are not attributed to any of our regional operating segments. Included in corporate expenses are restructuring charges, the consulting fees incurred for our centrally-led cost-savings and productivity projects, and other corporate staff costs. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 28, 2016. As compared to the same prior-year period, corporate expenses primarily reflected lower global sourcing organization costs as well as lower restructuring and restructuring-related charges.
Interest expense
Interest expense was $14.9 million for the three-month period ended February 28, 2016, as compared to $23.3 million for the same period in 2015. The decrease in interest expense was due to lower average borrowing rates in 2016, resulting from our debt refinancing activities in 2015, and lower interest expense on our deferred compensation plans.
The weighted-average interest rate on average borrowings outstanding for the three-month period ended February 28, 2016, was 6.26% as compared to 7.65% for the same period in 2015.

Other expense, net
Other expense, net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended February 28, 2016, we recorded net expense of $2.2 million, as compared to $26.0 million for the same prior-year period. The net expense in 2016 primarily reflected net losses on our foreign currency denominated balances, partially offset by net gains on our foreign exchange derivatives. The net expense in 2015 primarily reflected net losses on our foreign currency denominated balances due to the weakening of various foreign currencies, particularly the Euro, against the U.S. Dollar.
Income tax expense
The effective income tax rate was 33.4% for the three months ended February 28, 2016, compared to 34.1% for the same period ended March 1, 2015.
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
As of February 28, 2016, we had borrowings of $20.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $739.7 million, as our total availability of $798.2 million, based on collateral levels as defined by the agreement, was reduced by $58.5 million of other credit-related instruments.
As of February 28, 2016, we had cash and cash equivalents totaling approximately $271.1 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.0 billion.
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
There have been no material changes to our estimated cash requirements for 2016 from those disclosed in our 2015 Annual Report on Form 10-K, except that potential payments in 2016 under the terms of the EIP are now estimated to be insignificant.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 28, 2016	March 1, 2015
	(Dollars in millions)
Cash provided by operating activities	$46.1	$37.6
Cash used for investing activities	(17.8)	(25.1)
Cash used for financing activities	(73.6)	(96.5)
Cash and cash equivalents	271.1	202.7
Cash flows from operating activities
Cash provided by operating activities was $46.1 million for the three-month period in 2016, as compared to $37.6 million for the same period in 2015. Cash provided by operating activities increased compared to the prior year primarily due to an increase in cash received from customers, reflecting our higher beginning accounts receivable balance and higher constant-currency revenues, as well as lower payments to vendors due to timing and lower cash payments for our global productivity initiative. The increase in cash provided by operating activities was partially offset by an increase in cash used for inventory, reflecting our higher inventory levels due to earlier timing of inventory receipts and lower-than-anticipated sales, particularly in the Americas.
Cash flows from investing activities
Cash used for investing activities was $17.8 million for the three-month period in 2016, as compared to $25.1 million for the same period in 2015. The decrease in cash used for investing activities as compared to the prior year primarily reflected realized gains on the settlement of our forward foreign exchange contracts, partially offset by increased investment in information technology systems and distribution.
Cash flows from financing activities
Cash used for financing activities was $73.6 million for the three-month period in 2016, as compared to $96.5 million for the same period in 2015. Cash used in 2016 and 2015 primarily reflected the utilization of our senior revolving credit facility.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.1 billion as of February 28, 2016, we had fixed-rate debt of $1.1 billion (98% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $26.4 million (2% of total debt). As of February 28, 2016, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion in years after 2021. Current maturities of our 4.25% Yen-denominated Eurobonds due 2016 will be paid in 2016. Short-term debt of $20.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $20.8 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 28, 2016.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2015 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including profitable growth, strong cash flow, debt reduction, currency values and financial impact, the benefits and timing of our global productivity initiative, the impact of pending legal proceedings, and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2015, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trends fluctuations, and our ability to plan for and respond to the impact of those changes;

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
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2015 Annual Report on Form 10-K.

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2016. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 28, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Litigation.    There have been no material developments with respect to the information previously reported in our 2015 Annual Report on Form 10-K related to legal proceedings.
In the ordinary course of business, we have various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 9, 2016, our Board approved the award of stock appreciation rights (“SARs”) representing an aggregate of 871,153 shares of our common stock to certain of our executives. These awards were made under our 2006 Equity Incentive Plan (the “Plan”).
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. The SARs were granted in two groups and are identical except as described below:

•
522,694 of the SARs, referred to as service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on the month following such anniversary; and

•
348,459 of the SARs, referred to as performance-based SARs, were granted with the following vesting schedule: 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2016, 2017 and 2018 and the remaining 50% of the performance-based SARs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March 1, 2019.

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
We are a privately-held corporation; there is no public trading of our common stock. As of April 7, 2016, we had 37,452,319 shares outstanding.

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

Date:	April 12, 2016		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.