Form 10-Q
period 2016-05-29
LEVI STRAUSS & CO
filed 2016-07-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 29, 2016
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
Common Stock $.01 par value — 37,452,319 shares outstanding on July 6, 2016

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 29, 2016	November 29, 2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$359,540	$318,571
Trade receivables, net of allowance for doubtful accounts of $12,598 and $11,025	334,796	498,196
Inventories:
Raw materials	3,153	3,368
Work-in-process	3,568	3,031
Finished goods	783,651	600,460
Total inventories	790,372	606,859
Other current assets	100,495	104,523
Total current assets	1,585,203	1,528,149
Property, plant and equipment, net of accumulated depreciation of $826,480 and $811,013	383,260	390,829
Goodwill	236,065	235,041
Other intangible assets, net	43,104	43,350
Non-current deferred tax assets, net	576,490	580,640
Other non-current assets	93,450	106,386
Total assets	$2,917,572	$2,884,395

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$124,247	$114,978
Current maturities of long-term debt	36,439	32,625
Accounts payable	282,165	238,309
Accrued salaries, wages and employee benefits	140,005	182,430
Restructuring liabilities	10,853	20,141
Accrued interest payable	5,701	5,510
Accrued income taxes	23,571	6,567
Other accrued liabilities	242,886	245,607
Total current liabilities	865,867	846,167
Long-term debt	1,005,565	1,004,938
Long-term capital leases	12,504	12,320
Postretirement medical benefits	99,167	105,240
Pension liability	346,770	358,443
Long-term employee related benefits	64,609	73,342
Long-term income tax liabilities	22,039	26,312
Other long-term liabilities	61,542	56,987
Total liabilities	2,478,063	2,483,749
Commitments and contingencies
Temporary equity	71,729	68,783

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,452,319 shares and 37,460,145 shares issued and outstanding	375	375
Additional paid-in capital	2,119	3,291
Retained earnings	741,217	705,668
Accumulated other comprehensive loss	(378,647)	(379,066)
Total Levi Strauss & Co. stockholders’ equity	365,064	330,268
Noncontrolling interest	2,716	1,595
Total stockholders’ equity	367,780	331,863
Total liabilities, temporary equity and stockholders’ equity	$2,917,572	$2,884,395
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands) (Unaudited)
Net revenues	$1,011,587	$1,012,180	$2,068,087	$2,067,255
Cost of goods sold	494,389	511,949	991,291	1,029,959
Gross profit	517,198	500,231	1,076,796	1,037,296
Selling, general and administrative expenses	459,351	449,662	900,514	874,944
Restructuring, net	(191)	2,954	1,657	7,292
Operating income	58,038	47,615	174,625	155,060
Interest expense	(20,411)	(21,913)	(35,313)	(45,225)
Loss on early extinguishment of debt	—	(14,002)	—	(14,002)
Other income (expense), net	4,295	7,639	2,076	(18,389)
Income before income taxes	41,922	19,339	141,388	77,444
Income tax expense	10,862	7,887	44,037	27,709
Net income	31,060	11,452	97,351	49,735
Net (income) loss attributable to noncontrolling interest	(335)	239	(790)	348
Net income attributable to Levi Strauss & Co.	$30,725	$11,691	$96,561	$50,083

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands) (Unaudited)
Net income	$31,060	$11,452	$97,351	$49,735
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,735	4,328	7,317	8,935
Net investment hedge (losses) gains	(250)	463	(914)	604
Foreign currency translation gains (losses)	5,877	1,032	(1,698)	(9,500)
Unrealized gains (losses) on marketable securities	1,510	161	(319)	274
Total other comprehensive income, before related income taxes	10,872	5,984	4,386	313
Income taxes related to items of other comprehensive income	(2,414)	248	(3,638)	(1,301)
Comprehensive income, net of income taxes	39,518	17,684	98,099	48,747
Comprehensive (income) loss attributable to noncontrolling interest	(447)	297	(1,121)	429
Comprehensive income attributable to Levi Strauss & Co.	$39,071	$17,981	$96,978	$49,176

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 29, 2016	May 31, 2015
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$97,351	$49,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,496	50,471
Asset impairments	680	1,573
Gain on disposal of assets	(6,024)	(8,617)
Unrealized foreign exchange losses (gains)	16,927	(2,072)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(16,887)	1,368
Employee benefit plans’ amortization from accumulated other comprehensive loss	7,487	8,548
Employee benefit plans’ curtailment gain, net	—	—
Noncash restructuring charges	—	387
Noncash loss on early extinguishment of debt	—	3,448
Amortization of premium, discount and debt issuance costs	1,256	881
Stock-based compensation	1,976	7,848
Allowance for doubtful accounts	2,209	1,192
Change in operating assets and liabilities:
Trade receivables	157,291	173,660
Inventories	(185,806)	18,582
Other current assets	1,993	(1,100)
Other non-current assets	(4,163)	(1,368)
Accounts payable and other accrued liabilities	41,392	(85,738)
Restructuring liabilities	(10,691)	(25,880)
Income tax liabilities	18,397	(5,414)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(73,463)	(72,301)
Other long-term liabilities	2,883	(13,853)
Other, net	—	1,214
Net cash provided by operating activities	103,304	102,564
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(47,231)	(43,163)
Proceeds from sales of assets	17,431	8,785
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	16,887	(1,368)
Acquisitions, net of cash acquired	(47)	(251)
Other	—	—
Net cash used for investing activities	(12,960)	(35,997)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	500,000
Repayments of long-term debt and capital leases	(1,571)	(526,490)
Proceeds from senior revolving credit facility	180,000	265,000
Repayments of senior revolving credit facility	(174,000)	(255,000)
Proceeds from short-term credit facilities	14,216	11,884
Repayments of short-term credit facilities	(10,389)	(8,407)
Other short-term borrowings, net	593	310
Debt issuance costs	—	(3,937)
Change in restricted cash, net	3,315	1,110
Repurchase of common stock	(1,393)	(2,221)
Excess tax benefits from stock-based compensation	179	347
Dividend to stockholders	(60,000)	(50,000)
Net cash used for financing activities	(49,050)	(67,404)
Effect of exchange rate changes on cash and cash equivalents	(325)	(12,784)
Net increase (decrease) in cash and cash equivalents	40,969	(13,621)
Beginning cash and cash equivalents	318,571	298,255
Ending cash and cash equivalents	$359,540	$284,634

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$22,911	$10,035

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$33,536	$42,526
Cash paid for income taxes during the period, net of refunds	21,703	33,619

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 29, 2015, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2016.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 29, 2016, may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2016.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2016 and 2015 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
The Company's consolidated statements of comprehensive income for all periods presented have been conformed to show each component of other comprehensive income before related income tax effects with one amount shown for aggregate income tax expense related to the total of other comprehensive income items. Each component was previously presented net of related income tax effects. There was no change to total comprehensive income, net of income taxes, and the change was immaterial to the financial statements taken as a whole.
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
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

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
First Quarter of 2018

•
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments, which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

•
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

First Quarter of 2019

•
In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain or these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

•	The FASB has issued several more amendments to the new revenue standard ASU 2014-09, as amended by ASU 2015-14:

◦
March 2016 - ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers.

◦
April 2016 - ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals.

◦
May 2016 - ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

The Company is currently assessing the impact that adopting these new accounting standards will have on its consolidated financial statements and footnote disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

First Quarter of 2021

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements, footnote disclosures and employee benefit plans’ accounting.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 29, 2016			November 29, 2015
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$26,402	$26,402	$—	$26,013	$26,013	$—
Forward foreign exchange contracts, net(3)	11,901	—	11,901	27,131	—	27,131
Total	$38,303	$26,402	$11,901	$53,144	$26,013	$27,131
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$7,236	$—	$7,236	$7,809	$—	$7,809
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 29, 2016		November 29, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$105,128	105,128	$99,020	$99,020
4.25% Yen-denominated Eurobonds due 2016(1)	36,565	37,111	32,736	33,593
6.875% senior notes due 2022(1)	527,488	562,242	527,715	570,355
5.00% senior notes due 2025(1)	482,998	482,998	482,145	480,945
Short-term borrowings	19,377	19,377	15,996	15,996
Total	$1,171,556	$1,206,856	$1,157,612	$1,199,909
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 29, 2016, the Company had forward foreign exchange contracts to buy $887.2 million and to sell $405.4 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2018.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 29, 2016			November 29, 2015
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$17,669	$(5,768)	$11,901	$31,808	$(4,677)	$27,131
Forward foreign exchange contracts(2)	1,805	(9,041)	(7,236)	253	(8,062)	(7,809)
Total	$19,474	$(14,809)		$32,061	$(12,739)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(8,746)		$—	$(7,832)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	May 29, 2016			November 29, 2015
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$17,273	$(7,572)	$9,701	$30,837	$(4,930)	$25,907
Financial liabilities	(11,129)	7,572	(3,557)	(7,599)	4,930	(2,669)
Total			$6,144			$23,238
Embedded derivative contracts
Financial assets	$2,200	$—	$2,200	$1,224	$—	$1,224
Financial liabilities	(3,679)	—	(3,679)	(5,140)	—	(5,140)
Total			$(1,479)			$(3,916)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 29, 2016	November 29, 2015	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,896)	(18,982)	$(792)	$1,250	$(2,895)	$1,596
Euro senior notes	(15,751)	(15,751)	—	—	—	—
Cumulative income taxes	12,200	11,849
Total	$(18,810)	$(18,247)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$3,920	$2,592	$16,887	$(1,368)
Unrealized	(5,038)	11,355	(14,269)	23,223
Total	$(1,118)	$13,947	$2,618	$21,855

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

NOTE 4: DEBT

	May 29, 2016	November 29, 2015
	(Dollars in thousands)
Long-term debt
Unsecured:
6.875% senior notes due 2022	$524,581	$524,807
5.00% senior notes due 2025	480,984	480,131
Total unsecured long-term debt	$1,005,565	$1,004,938
Short-term debt and current maturities of long-term debt
Secured:
Senior revolving credit facility	$105,000	$99,000
Unsecured:
Current maturities of 4.25% Yen-denominated Eurobonds due 2016	36,439	32,625
Short-term borrowings	19,247	15,978
Total short-term debt and current maturities of long-term debt	$160,686	$147,603
Total debt	$1,166,251	$1,152,541
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $610.8 million at May 29, 2016, as the Company’s total availability of $665.8 million was reduced by $55.0 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 29, 2016, was 6.41% and 6.33% respectively, as compared to 6.91% and 7.22% , respectively, in the same periods of 2015.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,072	$2,090	$50	$62
Interest cost(1)	9,490	11,790	806	1,147
Expected return on plan assets	(12,162)	(12,716)	—	—
Amortization of prior service benefit	(16)	(15)	—	—
Amortization of actuarial loss	3,028	3,163	741	1,128
Curtailment loss	—	52	—	—
Net periodic benefit cost	2,412	4,364	1,597	2,337
Changes in accumulated other comprehensive loss:
Actuarial loss	18	—	—	—
Amortization of prior service benefit	16	15	—	—
Amortization of actuarial loss	(3,028)	(3,163)	(741)	(1,128)
Curtailment loss	—	(52)	—	—
Total recognized in accumulated other comprehensive loss	(2,994)	(3,200)	(741)	(1,128)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(582)	$1,164	$856	$1,209
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$4,130	$4,218	$100	$125
Interest cost(1)	18,962	23,630	1,612	2,294
Expected return on plan assets	(24,296)	(25,433)	—	—
Amortization of prior service benefit	(31)	(31)	—	—
Amortization of actuarial loss	6,035	6,323	1,483	2,256
Curtailment loss	—	387	—	—
Net periodic benefit cost	4,800	9,094	3,195	4,675
Changes in accumulated other comprehensive loss:
Actuarial loss	170	—	—	—
Amortization of prior service benefit	31	31	—	—
Amortization of actuarial loss	(6,035)	(6,323)	(1,483)	(2,256)
Curtailment loss	—	(387)	—	—
Total recognized in accumulated other comprehensive loss	(5,834)	(6,679)	(1,483)	(2,256)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(1,034)	$2,415	$1,712	$2,419
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

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
For the three and six months ended May 29, 2016, the Company recognized net restructuring reversals and charges, of $0.2 million and $1.7 million, respectively, as compared to net restructuring charges of $3.0 million and $7.3 million, respectively, for the same periods in 2015. These net restructuring reversals and charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $3.0 million and $4.5 million for the three and six months ended May 29, 2016, as compared to $12.4 million and $20.4 million for the same periods in 2015, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which are expected to benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to continue through 2017.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$400	$2,436	$1,845	$7,756
Adjustments to severance and employee-related benefits	(683)	(514)	(404)	(1,763)
Other(2)	92	965	216	1,379
Adjustments to other	—	15	—	(467)
Noncash pension and postretirement curtailment losses, net(3)	—	52	—	387
Total	$(191)	$2,954	$1,657	$7,292
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

The following table summarizes the activities associated with restructuring liabilities for the three and six months ended May 29, 2016, and May 31, 2015. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended May 29, 2016
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	February 28, 2016	Charges		Payments		May 29, 2016
	(Dollars in thousands)

Severance and employee-related benefits	$15,674	$400	$(683)	$(3,829)	$206	$11,768
Other	964	92	—	(1,056)	—	—
Total	$16,638	$492	$(683)	$(4,885)	$206	$11,768

Current portion	$15,736					$10,853
Long-term portion	902					915
Total	$16,638					$11,768

	Three Months Ended May 31, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	March 1, 2015	Charges		Payments		May 31, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$43,615	$2,436	$(514)	$(11,792)	$(618)	$33,127
Other	1	965	15	(981)	—	—
Total	$43,616	$3,401	$(499)	$(12,773)	$(618)	$33,127

Current portion	$42,596					$32,472
Long-term portion	1,020					655
Total	$43,616					$33,127

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

	Six Months Ended May 29, 2016
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 29, 2015	Charges		Payments		May 29, 2016
	(Dollars in thousands)
Severance and employee-related benefits	$20,774	$1,845	$(404)	$(11,168)	$721	$11,768
Other	964	216	—	(1,180)	—	—
Total	$21,738	$2,061	$(404)	$(12,348)	$721	$11,768

Current portion	$20,141					$10,853
Long-term portion	1,597					915
Total	$21,738					$11,768

	Six Months Ended May 31, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		May 31, 2015
	(Dollars in thousands)
Severance and employee-related benefits	$56,963	$7,756	$(1,763)	$(25,473)	$(4,356)	$33,127
Other	6,400	1,379	(467)	(7,312)	—	—
Total	$63,363	$9,135	$(2,230)	$(32,785)	$(4,356)	$33,127

Current portion	$57,817					$32,472
Long-term portion	5,546					655
Total	$63,363					$33,127

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

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

NOTE 8: DIVIDEND
The Company paid a cash dividend of $60.0 million in the second quarter of 2016. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	May 29, 2016	November 29, 2015
	(Dollars in thousands)
Pension and postretirement benefits	$(231,842)	$(236,340)
Net investment hedge losses	(18,810)	(18,247)
Foreign currency translation losses	(120,383)	(117,394)
Unrealized gains on marketable securities	1,684	1,880
Accumulated other comprehensive loss	(369,351)	(370,101)
Accumulated other comprehensive income attributable to noncontrolling interest	9,296	8,965
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(378,647)	$(379,066)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(1,118)	$13,947	$2,618	$21,855
Foreign currency transaction gains (losses)(2)	4,398	(7,325)	(3,806)	(43,284)
Interest income	281	199	490	659
Investment income	—	—	708	439
Other	734	818	2,066	1,942
Total other income (expense), net	$4,295	$7,639	$2,076	$(18,389)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in the six-month period ended May 29, 2016 and May 31, 2015 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, partially offset by unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2015 were primarily due to the weakening of various foreign currencies, particularly the Euro, against the U.S. Dollar.

NOTE 11: INCOME TAXES
The effective income tax rate was 31.1% for the six months ended May 29, 2016, compared to 35.8% for the same period ended May 31, 2015.
The decrease in the effective tax rate in 2016 as compared to 2015 primarily reflected a higher proportion of 2016 earnings in jurisdictions where the Company is subject to lower tax rates.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three- and six-month period ended May 29, 2016, the Company donated $0.3 million and $0.6 million to the Levi Strauss Foundation as compared to $0.5 million and $6.4 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2016

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
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015
	(Dollars in thousands)
Net revenues:
Americas	$589,311	$621,776	$1,160,496	$1,195,863
Europe	240,626	222,150	517,112	499,638
Asia	181,650	168,254	390,479	371,754
Total net revenues	$1,011,587	$1,012,180	$2,068,087	$2,067,255
Operating income:
Americas	$89,286	$103,326	$171,035	$205,618
Europe(1)	37,633	33,482	99,342	91,671
Asia	15,874	15,031	62,479	62,371
Regional operating income	142,793	151,839	332,856	359,660
Corporate:
Restructuring, net	(191)	2,954	1,657	7,292
Restructuring-related charges	3,034	12,366	4,531	20,373
Other corporate staff costs and expenses	81,912	88,904	152,043	176,935
Corporate expenses	84,755	104,224	158,231	204,600
Total operating income	58,038	47,615	174,625	155,060
Interest expense	(20,411)	(21,913)	(35,313)	(45,225)
Loss on early extinguishment of debt	—	(14,002)	—	(14,002)
Other income (expense), net	4,295	7,639	2,076	(18,389)
Income before income taxes	$41,922	$19,339	$141,388	$77,444
_____________

(1)
Included in Europe's operating income for the three- and six-month periods ended May 29, 2016 is a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016. Included in Europe's operating income for the three- and six-month periods ended May 31, 2015 is a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 662 company-operated stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated stores and ecommerce sites generated approximately 29% of our net revenues in the first half of 2016, as compared to 27% in the same period in 2015, with our ecommerce sites representing approximately 14% of this revenue in 2016, as compared to 13% in the same period in 2015. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 44% of our net revenues and 49% of our regional operating income in the first six months of 2016, as compared to 42% of our net revenues and 43% of our regional operating income in the same period in 2015. Sales of Levi’s® brand products represented approximately 86% of our total net sales in the first six-month periods in 2016, as compared to 84% in the same period in 2015.
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
Consumer discretionary spending, which remains mixed globally, continues to result in a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment.  In developed economies, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending.  Given consumers’ increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier. These trends are partially offset by continued economic growth in developing economies such as Mexico and China, where rising incomes and an expanding middle class create new consumers for our products. Both our wholesale and retail channels continue to face competition from ecommerce shopping enabled by the proliferation of online technologies, which constitutes an increasing proportion of global apparel sales, particularly around key selling seasons.  Some competitors also continue to expand their global footprints in both brick-and-mortar retail and online.  Currency values continue to be in a state of constant flux. The appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, will continue to impact our financial results, affecting translation, margins, as well as traffic in stores located in or near major domestic tourist destinations. The recent announcement of the Referendum of the United Kingdom’s Membership of the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global stock markets and currency exchange rates.
Our Second Quarter 2016 Results

•
Net revenues. Compared to the second quarter of 2015, consolidated net revenues was flat on a reported basis and increased 1% on a constant-currency basis. Higher retail revenues from improved performance and expansion of our retail network in Europe and Asia were mostly offset by lower sales at wholesale in the United States.

•
Operating income. Compared to the second quarter of 2015, consolidated operating income increased by approximately 22% and operating margin improved to 6%, primarily reflecting an improvement in our gross margin and higher constant-currency revenues, partially offset by increased investments in retail and advertising and the effects of currency.

•
Cash flows. Cash flows provided by operating activities were $103.3 million for the six-month period in 2016 as compared to $102.6 million for the same period in 2015; the slight increase reflected higher trade receivable collections and lower payments to vendors, offset by increased investment in inventory levels.

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

Results of Operations for Three and Six Months Ended May 29, 2016, as Compared to Same Periods in 2015
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016	May 31, 2015
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,011.6	$1,012.2	(0.1)%	100.0%	100.0%	$2,068.1	$2,067.3	—	100.0%	100.0%
Cost of goods sold	494.4	512.0	(3.4)%	48.9%	50.6%	991.3	1,030.0	(3.8)%	47.9%	49.8%
Gross profit	517.2	500.2	3.4%	51.1%	49.4%	1,076.8	1,037.3	3.8%	52.1%	50.2%
Selling, general and administrative expenses	459.4	449.6	2.2%	45.4%	44.4%	900.5	874.9	2.9%	43.5%	42.3%
Restructuring, net	(0.2)	3.0	(106.5)%	—	0.3%	1.7	7.3	(77.3)%	0.1%	0.4%
Operating income	58.0	47.6	21.9%	5.7%	4.7%	174.6	155.1	12.6%	8.4%	7.5%
Interest expense	(20.4)	(21.9)	(6.9)%	(2.0)%	(2.2)%	(35.3)	(45.3)	(21.9)%	(1.7)%	(2.2)%
Loss on early extinguishment of debt	—	(14.0)	(100.0)%	—	(1.4)%	—	(14.0)	(100.0)%	—	(0.7)%
Other income (expense), net	4.3	7.6	(43.8)%	0.4%	0.8%	2.1	(18.4)	(111.3)%	0.1%	(0.9)%
Income before income taxes	41.9	19.3	116.8%	4.1%	1.9%	141.4	77.4	82.6%	6.8%	3.7%
Income tax expense	10.9	7.8	37.7%	1.1%	0.8%	44.0	27.7	58.9%	2.1%	1.3%
Net income	31.0	11.5	171.2%	3.1%	1.1%	97.4	49.7	95.7%	4.7%	2.4%
Net (income) loss attributable to noncontrolling interest	(0.3)	0.2	(240.2)%	—	—	(0.8)	0.4	(327.0)%	—	—
Net income attributable to Levi Strauss & Co.	$30.7	$11.7	162.8%	3.0%	1.2%	$96.6	$50.1	92.8%	4.7%	2.4%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 29, 2016	May 31, 2015	As Reported	Constant Currency	May 29, 2016	May 31, 2015	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$589.3	$621.8	(5.2)%	(4.0)%	$1,160.5	$1,195.9	(3.0)%	(1.4)%
Europe	240.6	222.1	8.3%	8.2%	517.1	499.6	3.5%	8.2%
Asia	181.7	168.3	8.0%	12.1%	390.5	371.8	5.0%	10.8%
Total net revenues	$1,011.6	$1,012.2	(0.1)%	1.3%	$2,068.1	$2,067.3	—	3.0%
Total net revenues remained relatively flat on a reported basis for the three- and six-month period ended May 29, 2016, as compared to the same prior-year period. On a constant-currency basis, total revenues increased for both the three- and six-month period ended May 29, 2016, as compared to the same period last year.
Americas.    Net revenues in our Americas region decreased on both a reported basis and constant-currency basis for the three- and six-month period ended May 29, 2016, with currency affecting net revenues unfavorably by approximately $8 million and $19 million, respectively.
The decline in net revenues for both periods was largely attributed to lower wholesale revenues in the United States due to a continued weak environment for apparel retailers and lower volume to certain large wholesale customers, partially offset by an increase in net revenues in Mexico in retail and wholesale. Net revenues were also unfavorably impacted as a result of a transition of Dockers products.
Europe.    Net revenues in Europe increased both on a reported basis and constant-currency basis for each of the three- and six-month period ended May 29, 2016, with currency affecting net revenues minimally during the three-month period ended May 29, 2016 and unfavorably by approximately $22 million during the six-month period ended May 29, 2016.
Constant-currency net revenues increased as a result of strong performance and expansion of our company-operated retail network.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three- and six-month period ended May 29, 2016, with currency affecting net revenues unfavorably by approximately $6 million and $19 million, respectively.
The increase in net revenues was primarily due to the performance and expansion of our company-operated retail network, particularly in China, and improved performance in Japan.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016	May 31, 2015	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,011.6	$1,012.2	(0.1)%	$2,068.1	$2,067.3	—
Cost of goods sold	494.4	512.0	(3.4)%	991.3	1,030.0	(3.8)%
Gross profit	$517.2	$500.2	3.4%	$1,076.8	$1,037.3	3.8%
Gross margin	51.1%	49.4%		52.1%	50.2%
Currency translation unfavorably impacted gross profit by approximately $5 million and $29 million for the three- and six-month period ended May 29, 2016, respectively. Gross margin improved primarily due to our international retail growth, lower negotiated product costs, streamlined supply chain operations and price increases, partially offset by the unfavorable transactional impact of currency.
Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016	May 31, 2015	May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016	May 31, 2015
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$188.2	$179.2	5.0%	18.6%	17.7%	$377.6	$360.1	4.8%	18.3%	17.4%
Advertising and promotion	70.5	63.5	10.9%	7.0%	6.3%	128.0	113.8	12.5%	6.2%	5.5%
Administration	91.9	97.8	(6.1)%	9.1%	9.7%	176.2	181.4	(2.8)%	8.5%	8.8%
Other	105.8	96.7	9.4%	10.5%	9.6%	214.2	199.2	7.5%	10.4%	9.6%
Restructuring-related charges	3.0	12.4	(75.5)%	0.3%	1.2%	4.5	20.4	(77.8)%	0.2%	1.0%
Total SG&A	$459.4	$449.6	2.2%	45.4%	44.4%	$900.5	$874.9	2.9%	43.5%	42.3%

Currency impacted SG&A favorably by approximately $4 million and $19 million for the three- and six-month period ended May 29, 2016, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $3 million and $12 million for the three- and six-month period ended May 29, 2016. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network and investment in our ecommerce business. We had 66 more company-operated stores at the end of the second quarter of 2016 than we did at the end of the second quarter of 2015.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three- and six-month period ended May 29, 2016. The increase in advertising and promotion expenses primarily reflected increased investment in strengthening our brands through advertising as well as a difference in the timing of our campaigns.

Administration.    Administration expenses include functional administrative and organization costs. Currency had a favorable impact on administration expenses by approximately $1 million and $3 million for the three- and six-month period ended May 29, 2016. As compared to the same prior-year periods, administration expenses in 2016 reflect lower organization costs including salaries, benefits and long-term incentive compensation.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs.  Currency did not have a significant impact on other SG&A expenses for the three months ended May 29, 2016 and had a favorable impact of approximately $2 million for the six months ended May 29, 2016. Higher other SG&A costs primarily reflected increased distribution and information technology expenses. We recorded a gain of $6.1 million in conjunction with the sale-leaseback of our distribution center in the United Kingdom in the second quarter of 2016 as compared to a $7.5 million gain recognized related to the sale of our finishing and distribution facility in Turkey in 2015.
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

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016		May 31, 2015		May 29, 2016	May 31, 2015	% Increase (Decrease)	May 29, 2016		May 31, 2015
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$89.3	$103.3	(13.6)%	15.2%		16.6%		$171.0	$205.6	(16.8)%	14.7%		17.2%
Europe	37.6	33.5	12.3%	15.6%		15.1%		99.3	91.7	8.4%	19.2%		18.3%
Asia	15.9	15.0	5.8%	8.8%		8.9%		62.5	62.4	0.2%	16.0%		16.8%
Total regional operating income	142.8	151.8	(6.0)%	14.1%	*	15.0%	*	332.8	359.7	(7.5)%	16.1%	*	17.4%	*
Corporate:
Restructuring, net	(0.2)	3.0	(106.5)%	—	*	0.3%	*	1.7	7.3	(77.3)%	0.1%	*	0.4%	*
Restructuring-related charges	3.0	12.4	(75.7)%	0.3%	*	1.2%	*	4.5	20.4	(77.8)%	0.2%	*	1.0%	*
Other corporate staff costs and expenses	81.9	88.8	(7.8)%	8.1%	*	8.8%	*	152.0	176.9	(14.1)%	7.4%	*	8.6%	*
Corporate expenses	84.7	104.2	(18.7)%	8.4%	*	10.3%	*	158.2	204.6	(22.7)%	7.6%	*	9.9%	*
Total operating income	$58.1	$47.6	22.1%	5.7%	*	4.7%	*	$174.6	$155.1	12.6%	8.4%	*	7.5%	*
Operating margin	5.7%	4.7%						8.4%	7.5%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $1 million and $10 million for the three- and six-month period ended May 29, 2016, respectively.

Regional operating income.

•
Americas. Currency translation unfavorably affected operating income in the region by approximately $1 million and $3 million for the three- and six-month period ended May 29, 2016, respectively. For both periods ended May 29, 2016, the decline in operating income is primarily due to lower net revenues in the region and higher advertising expenses. For the three months, these results were partially offset by an improvement in the region's gross margin.

•
Europe. Currency translation favorably affected operating income in the region by approximately $1 million and unfavorably affected operating income in the region by approximately $3 million for the three- and six-month period ended May 29, 2016, respectively. Excluding the effect of currency, operating income and operating margin increased in both periods due to the region's higher net revenues and an improvement in the region's gross margin, partially offset by an increased investment in retail and advertising in the region.

•
Asia. Currency translation unfavorably affected operating income in the region by approximately $1 million and $5 million for the three- and six-month period ended May 29, 2016, respectively. Excluding the effect of currency, operating income increased due to the region's higher net revenues, partially offset by increased investment in retail in the region.

Corporate.    Corporate expenses represent costs that are not attributed to any of our regional operating segments. Included in corporate expenses are restructuring charges, the consulting fees incurred for our centrally-led cost-savings and productivity projects, and other corporate staff costs. Currency translation did not have a significant impact on corporate expenses for the three- and six-month period ended May 29, 2016. As compared to the same prior-year period, corporate expenses primarily reflected lower restructuring and restructuring-related charges as well as lower global sourcing organization costs.
Interest expense
Interest expense was $20.4 million and $35.3 million for the three- and six-month period ended May 29, 2016, respectively, as compared to $21.9 million and $45.3 million for the same periods in 2015. The decrease in interest expense was due to lower average borrowing rates in 2016, resulting from our debt refinancing activities in 2015, and lower interest expense on our deferred compensation plans.
Our weighted-average interest rate on average borrowings outstanding during the three and six months ended May 29, 2016, was 6.41% and 6.33%, respectively, as compared to 6.91% and 7.22%, respectively, in the same periods of 2015.
Loss on early extinguishment of debt
During the three months ended May 31, 2015, we recorded a $14.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of tender and redemption premiums of $7.5 million, the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and six-month period ended May 29, 2016, we recorded income of $4.3 million and $2.1 million, respectively, as compared to income of $7.6 million and expense of $18.4 million for the same prior-year periods. The income in the three-month period in 2016 primarily reflected net gains on our foreign currency denominated balances. Income in the six-month period in 2016 primarily reflected gains on our foreign exchange contracts and other income. The income in the three-month period in 2015 reflected net gains on our embedded derivatives and over-the-counter forward foreign exchange contracts. The income in the six-month period in 2015 primarily reflected net losses on foreign currency denominated balances.
Income tax expense
The effective income tax rate was 31.1% for the six months ended May 29, 2016, compared to 35.8% for the same period ended May 31, 2015.
The decrease in the effective tax rate in 2016 as compared to 2015 primarily reflected a higher proportion of 2016 earnings in jurisdictions where we are subject to lower tax rates.

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
As of May 29, 2016, we had borrowings of $105.0 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $610.8 million, as our total availability of $665.8 million, based on collateral levels as defined by the agreement, was reduced by $55.0 million of other credit-related instruments.
As of May 29, 2016, we had cash and cash equivalents totaling approximately $359.5 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.0 billion.
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
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 29, 2016	May 31, 2015
	(Dollars in millions)
Cash provided by operating activities	$103.3	$102.6
Cash used for investing activities	(13.0)	(36.0)
Cash used for financing activities	(49.1)	(67.4)
Cash and cash equivalents	359.5	284.6
Cash flows from operating activities
Cash provided by operating activities was $103.3 million for the six-month period in 2016, as compared to $102.6 million for the same period in 2015. The slight increase reflected higher trade receivable collections and lower payments to vendors, offset by increased investment in inventory levels.

Cash flows from investing activities
Cash used for investing activities was $13.0 million for the six-month period in 2016, as compared to $36.0 million for the same period in 2015. The decrease in cash used for investing activities as compared to the prior year primarily reflected realized gains on the settlement of our forward foreign exchange contracts and cash received from the sale-leaseback of our distribution center in the United Kingdom, partially offset by increased investment in information technology systems and distribution.
Cash flows from financing activities
Cash used for financing activities was $49.1 million for the six-month period in 2016, as compared to $67.4 million for the same period in 2015. Cash used in 2016 primarily reflected the payment of a $60 million cash dividend in the second quarter of 2016, partially offset by net borrowing on our senior revolving credit facility and other short-term borrowings. Cash used in 2015 primarily reflected the payment of a $50 million cash dividend as well as our refinancing activities and debt reduction during the period.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.2 billion as of May 29, 2016, we had fixed-rate debt of $1.1 billion (90% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $112.7 million (10% of total debt). As of May 29, 2016, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion in years after 2021. Current maturities of our 4.25% Yen-denominated Eurobonds due 2016 will be paid in 2016. Short-term debt of $105.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $19.2 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 29, 2016.
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 29, 2016. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 29, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We repurchased a total of 17,142 shares of our common stock during the quarter in connection with the exercise of call and put rights under our 2016 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, all were repurchased in March 2016.

We are a privately-held corporation; there is no public trading of our common stock. As of July 6, 2016, we had 37,452,319 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1
Separation Agreement and General Release between Anne Rohosy and the Company, effective as of March 4, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2016.*

10.2
Levi Strauss & Co. 2016 Equity Incentive Plan, as amended and restated effective April 13, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2016.*

10.3	Agreement with Roy Bagattini, effective as of May 2, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2016.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 11, 2016		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Separation Agreement and General Release between Anne Rohosy and the Company, effective as of March 4, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2016.*

10.2
Levi Strauss & Co. 2016 Equity Incentive Plan, as amended and restated effective April 13, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2016.*

10.3	Agreement with Roy Bagattini, effective as of May 2, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2016.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.