Form 10-Q
period 2016-08-28
LEVI STRAUSS & CO
filed 2016-10-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 28, 2016
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
Common Stock $.01 par value — 37,470,158 shares outstanding on October 6, 2016

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 28, 2016	November 29, 2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$271,640	$318,571
Trade receivables, net of allowance for doubtful accounts of $13,370 and $11,025	445,238	498,196
Inventories:
Raw materials	3,522	3,368
Work-in-process	3,408	3,031
Finished goods	844,240	600,460
Total inventories	851,170	606,859
Other current assets	105,809	104,523
Total current assets	1,673,857	1,528,149
Property, plant and equipment, net of accumulated depreciation of $845,158 and $811,013	384,501	390,829
Goodwill	236,066	235,041
Other intangible assets, net	43,033	43,350
Non-current deferred tax assets, net	556,556	580,640
Other non-current assets	95,360	106,386
Total assets	$2,989,373	$2,884,395

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$61,235	$114,978
Current maturities of long-term debt	39,791	32,625
Accounts payable	269,737	238,309
Accrued salaries, wages and employee benefits	163,029	182,430
Restructuring liabilities	8,603	20,141
Accrued interest payable	21,345	5,510
Accrued income taxes	18,531	6,567
Other accrued liabilities	254,165	245,607
Total current liabilities	836,436	846,167
Long-term debt	1,005,902	1,004,938
Long-term capital leases	14,782	12,320
Postretirement medical benefits	96,718	105,240
Pension liability	340,142	358,443
Long-term employee related benefits	68,167	73,342
Long-term income tax liabilities	23,314	26,312
Other long-term liabilities	60,930	56,987
Total liabilities	2,446,391	2,483,749
Commitments and contingencies
Temporary equity	82,829	68,783

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,467,442 shares and 37,460,145 shares issued and outstanding	375	375
Additional paid-in capital	—	3,291
Retained earnings	834,488	705,668
Accumulated other comprehensive loss	(377,093)	(379,066)
Total Levi Strauss & Co. stockholders’ equity	457,770	330,268
Noncontrolling interest	2,383	1,595
Total stockholders’ equity	460,153	331,863
Total liabilities, temporary equity and stockholders’ equity	$2,989,373	$2,884,395
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands) (Unaudited)
Net revenues	$1,185,111	$1,142,012	$3,253,198	$3,209,267
Cost of goods sold	592,305	568,655	1,583,596	1,598,614
Gross profit	592,806	573,357	1,669,602	1,610,653
Selling, general and administrative expenses	448,525	454,530	1,349,039	1,329,474
Restructuring, net	(627)	4,054	1,030	11,346
Operating income	144,908	114,773	319,533	269,833
Interest expense	(19,170)	(17,138)	(54,483)	(62,363)
Loss on early extinguishment of debt	—	—	—	(14,002)
Other income (expense), net	4,679	(8,316)	6,755	(26,705)
Income before income taxes	130,417	89,319	271,805	166,763
Income tax expense	32,713	30,858	76,750	58,567
Net income	97,704	58,461	195,055	108,196
Net loss (income) attributable to noncontrolling interest	614	(286)	(176)	62
Net income attributable to Levi Strauss & Co.	$98,318	$58,175	$194,879	$108,258

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands) (Unaudited)
Net income	$97,704	$58,461	$195,055	$108,196
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,356	4,678	10,673	13,613
Net investment hedge (losses) gains	(804)	(319)	(1,718)	285
Foreign currency translation losses	(33)	(14,034)	(1,731)	(23,534)
Unrealized gains (losses) on marketable securities	675	(1,389)	356	(1,115)
Total other comprehensive income (loss), before related income taxes	3,194	(11,064)	7,580	(10,751)
Income taxes related to items of other comprehensive income	(1,356)	(2,083)	(4,994)	(3,384)
Comprehensive income, net of income taxes	99,542	45,314	197,641	94,061
Comprehensive loss (income) attributable to noncontrolling interest	333	(331)	(788)	98
Comprehensive income attributable to Levi Strauss & Co.	$99,875	$44,983	$196,853	$94,159

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 28, 2016	August 30, 2015
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$195,055	$108,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,966	75,448
Asset impairments	1,259	1,912
Gain on sale of assets	(6,024)	(8,607)
Unrealized foreign exchange losses	17,702	11,667
Realized gain on settlement of forward foreign exchange contracts not designated for hedge accounting	(21,419)	(6,107)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	11,240	12,764
Employee benefit plans’ curtailment loss	35	—
Noncash restructuring (gain) charges	(396)	269
Noncash loss on early extinguishment of debt	—	3,448
Amortization of premium, discount and debt issuance costs	1,909	1,546
Stock-based compensation	6,045	12,827
Allowance for doubtful accounts	2,622	890
Change in operating assets and liabilities:
Trade receivables	40,334	62,259
Inventories	(255,460)	(41,789)
Other current assets	248	3,110
Other non-current assets	(12,504)	(9,080)
Accounts payable and other accrued liabilities	77,355	(35,209)
Restructuring liabilities	(13,618)	(31,314)
Income tax liabilities	34,309	16,697
Accrued salaries, wages and employee benefits and long-term employee related benefits	(55,595)	(56,415)
Other long-term liabilities	3,756	(13,402)
Other, net	—	1,221
Net cash provided by operating activities	102,819	110,331
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(74,797)	(66,405)
Proceeds from sales of assets	17,279	8,977
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	21,419	6,107
Acquisitions, net of cash acquired	(47)	(2,271)
Net cash used for investing activities	(36,146)	(53,592)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	500,000
Repayments of long-term debt and capital leases	(2,409)	(527,315)
Proceeds from senior revolving credit facility	180,000	295,000
Repayments of senior revolving credit facility	(249,000)	(281,000)
Proceeds from short-term credit facilities	24,905	20,292
Repayments of short-term credit facilities	(14,216)	(14,137)
Other short-term borrowings, net	3,274	(987)
Debt issuance costs	—	(4,605)
Change in restricted cash, net	2,977	1,381
Repurchase of common stock	(1,402)	(2,294)
Excess tax benefits from stock-based compensation	214	805
Dividend to stockholders	(60,000)	(50,000)
Net cash used for financing activities	(115,657)	(62,860)
Effect of exchange rate changes on cash and cash equivalents	2,053	(19,579)
Net decrease in cash and cash equivalents	(46,931)	(25,700)
Beginning cash and cash equivalents	318,571	298,255
Ending cash and cash equivalents	$271,640	$272,555

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$19,401	$17,779

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$34,667	$44,562
Cash paid for income taxes during the period, net of refunds	41,090	44,827

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 28, 2016, may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2016.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

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

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 28, 2016			November 29, 2015
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$27,344	$27,344	$—	$26,013	$26,013	$—
Forward foreign exchange contracts, net(3)	8,346	—	8,346	27,131	—	27,131
Total	$35,690	$27,344	$8,346	$53,144	$26,013	$27,131
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$16,455	$—	$16,455	$7,809	$—	$7,809
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

The following table presents the carrying value – including related accrued interest – and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 28, 2016		November 29, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$30,062	$30,062	$99,020	$99,020
4.25% Yen-denominated Eurobonds due 2016(1)	40,322	40,571	32,736	33,593
6.875% senior notes due 2022(1)	536,314	571,716	527,715	570,355
5.00% senior notes due 2025(1)	489,614	513,685	482,145	480,945
Short-term borrowings	31,555	31,555	15,996	15,996
Total	$1,127,867	$1,187,589	$1,157,612	$1,199,909
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 28, 2016, the Company had forward foreign exchange contracts to buy $858.9 million and to sell $411.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2018.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 28, 2016			November 29, 2015
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$10,239	$(1,893)	$8,346	$31,808	$(4,677)	$27,131
Forward foreign exchange contracts(2)	7,072	(23,527)	(16,455)	253	(8,062)	(7,809)
Total	$17,311	$(25,420)		$32,061	$(12,739)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$(9,550)		$—	$(7,832)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	August 28, 2016			November 29, 2015
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$15,044	$(8,965)	$6,079	$30,837	$(4,930)	$25,907
Financial liabilities	(22,577)	8,965	(13,612)	(7,599)	4,930	(2,669)
Total			$(7,533)			$23,238
Embedded derivative contracts
Financial assets	$2,267	$—	$2,267	$1,224	$—	$1,224
Financial liabilities	(2,843)	—	(2,843)	(5,140)	—	(5,140)
Total			$(576)			$(3,916)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in “Accumulated other comprehensive loss” (“AOCI”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 28, 2016	November 29, 2015	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(20,700)	(18,982)	$(2,546)	$(949)	$(5,441)	$647
Euro senior notes	(15,751)	(15,751)
Cumulative income taxes	12,509	11,849
Total	$(19,305)	$(18,247)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Gain or (Loss)
	Three Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$4,531	$7,475	$21,418	$6,107
Unrealized	(12,763)	(4,373)	(27,032)	18,850
Total	$(8,232)	$3,102	$(5,614)	$24,957

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

NOTE 4: DEBT

	August 28, 2016	November 29, 2015
	(Dollars in thousands)
Long-term debt
Unsecured:
6.875% senior notes due 2022	$524,483	$524,807
5.00% senior notes due 2025	481,419	480,131
Total unsecured long-term debt	$1,005,902	$1,004,938
Short-term debt and current maturities of long-term debt
Secured:
Senior revolving credit facility	$30,000	$99,000
Unsecured:
Current maturities of 4.25% Yen-denominated Eurobonds due 2016	39,791	32,625
Short-term borrowings	31,235	15,978
Total short-term debt and current maturities of long-term debt	$101,026	$147,603
Total debt	$1,106,928	$1,152,541
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $665.0 million at August 28, 2016, as the Company’s total availability of $718.5 million was reduced by $53.5 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 28, 2016, was 6.22% and 6.30% respectively, as compared to 6.17% and 6.85%, respectively, in the same periods of 2015.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

NOTE 5: EMPLOYEE BENEFIT PLANS
The following tables summarize the components of net periodic benefit cost and the changes recognized in “Accumulated other comprehensive loss” for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,064	$2,092	$50	$63
Interest cost(1)	9,453	11,796	805	1,147
Expected return on plan assets	(12,105)	(12,715)	—	—
Amortization of prior service benefit	(15)	(15)	—	—
Amortization of actuarial loss	3,005	3,149	742	1,127
Curtailment gain	(361)	(118)	—	—
Net settlement loss (gain)	21	(45)	—	—
Net periodic benefit cost	2,062	4,144	1,597	2,337
Changes in accumulated other comprehensive loss:
Actuarial loss	—	(579)	—	—
Amortization of prior service benefit	15	15	—	—
Amortization of actuarial loss	(3,005)	(3,149)	(742)	(1,127)
Curtailment gain	396	118	—	—
Net settlement (loss) gain	(21)	45	—	—
Total recognized in accumulated other comprehensive loss	(2,615)	(3,550)	(742)	(1,127)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(553)	$594	$855	$1,210
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$6,194	$6,310	$150	$188
Interest cost(1)	28,415	35,426	2,417	3,441
Expected return on plan assets	(36,401)	(38,148)	—	—
Amortization of prior service benefit	(46)	(46)	—	—
Amortization of actuarial loss	9,040	9,472	2,225	3,383
Curtailment (gain) loss, net	(361)	269	—	—
Net settlement loss (gain)	21	(45)	—	—
Net periodic benefit cost	6,862	13,238	4,792	7,012
Changes in accumulated other comprehensive loss:
Actuarial loss	170	(579)	—	—
Amortization of prior service benefit	46	46	—	—
Amortization of actuarial loss	(9,040)	(9,472)	(2,225)	(3,383)
Curtailment gain (loss)	396	(269)	—	—
Net settlement (loss) gain	(21)	45	—	—
Total recognized in accumulated other comprehensive loss	(8,449)	(10,229)	(2,225)	(3,383)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(1,587)	$3,009	$2,567	$3,629
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

NOTE 6: RESTRUCTURING
In 2014, the Company announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth focused on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline processes in supporting functions, supply chain and planning. The Company expects that the majority of the actions related to the global productivity initiative will be implemented through the end of 2016.
For the three and nine months ended August 28, 2016, the Company recognized net restructuring reversals and charges, of $0.6 million and $1.0 million, respectively, as compared to net restructuring charges of $4.1 million and $11.4 million, respectively, for the same periods in 2015. These net restructuring reversals and charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $1.3 million and $5.8 million for the three- and nine-month periods ended August 28, 2016, as compared to $7.7 million and $28.1 million for the same periods in 2015, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which are expected to benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. Cash payments for charges recognized to date are expected to continue through 2017.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$286	$4,989	$2,131	$12,745
Adjustments to severance and employee-related benefits	(612)	(1,652)	(1,016)	(3,415)
Other(2)	95	835	311	1,747
Noncash pension and postretirement curtailment losses, net(3)	(396)	(118)	(396)	269
Total	$(627)	$4,054	$1,030	$11,346
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

The Company does not anticipate any significant additional costs associated with the global productivity initiative.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

The following tables summarize the activities associated with restructuring liabilities for the three and nine months ended August 28, 2016, and August 30, 2015. In the tables below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Three Months Ended August 28, 2016
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	May 29, 2016	Charges		Payments		August 28, 2016
	(Dollars in thousands)

Severance and employee-related benefits	$11,768	$286	$(612)	$(2,601)	$71	$8,912
Other	—	95	—	(95)	—	—
Total	$11,768	$381	$(612)	$(2,696)	$71	$8,912

Current portion	$10,853					$8,603
Long-term portion	915					309
Total	$11,768					$8,912

	Three Months Ended August 30, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	May 31, 2015	Charges		Payments		August 30, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$33,127	$4,989	$(1,652)	$(9,287)	$420	$27,597
Other	—	835	—	(319)	5	521
Total	$33,127	$5,824	$(1,652)	$(9,606)	$425	$28,118

Current portion	$32,472					$27,501
Long-term portion	655					617
Total	$33,127					$28,118

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

	Nine Months Ended August 28, 2016
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 29, 2015	Charges		Payments		August 28, 2016
	(Dollars in thousands)
Severance and employee-related benefits	$20,774	$2,131	$(1,016)	$(13,769)	$792	$8,912
Other	964	311	—	(1,275)	—	—
Total	$21,738	$2,442	$(1,016)	$(15,044)	$792	$8,912

Current portion	$20,141					$8,603
Long-term portion	1,597					309
Total	$21,738					$8,912

	Nine Months Ended August 30, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		August 30, 2015
	(Dollars in thousands)
Severance and employee-related benefits	$56,963	$12,745	$(3,415)	$(34,760)	$(3,936)	$27,597
Other	6,400	2,214	(467)	(7,631)	5	521
Total	$63,363	$14,959	$(3,882)	$(42,391)	$(3,931)	$28,118

Current portion	$57,817					$27,501
Long-term portion	5,546					617
Total	$63,363					$28,118

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

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

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of “Accumulated other comprehensive loss,” net of related income taxes:

	August 28, 2016	November 29, 2015
	(Dollars in thousands)
Pension and postretirement benefits	$(229,893)	$(236,340)
Net investment hedge losses	(19,305)	(18,247)
Foreign currency translation losses	(120,417)	(117,394)
Unrealized gains on marketable securities	2,100	1,880
Accumulated other comprehensive loss	(367,515)	(370,101)
Accumulated other comprehensive income attributable to noncontrolling interest	9,578	8,965
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(377,093)	$(379,066)

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(8,232)	$3,102	$(5,614)	$24,957
Foreign currency transaction gains (losses)(2)	9,496	(13,805)	5,690	(57,089)
Interest income	368	400	858	1,059
Investment income	268	258	976	697
Other	2,779	1,729	4,845	3,671
Total other income (expense), net	$4,679	$(8,316)	$6,755	$(26,705)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in the nine-month period ended August 30, 2015 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, partially offset by unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2015 were primarily due to the weakening of various foreign currencies, particularly the Euro, against the U.S. Dollar.

NOTE 11: INCOME TAXES
The effective income tax rate was 28.2% for the nine months ended August 28, 2016, compared to 35.1% for the same period ended August 30, 2015.
The decrease in the effective tax rate in 2016 as compared to 2015 primarily reflected a discrete tax benefit attributable to deductions for worthless debts in a consolidated subsidiary, as well as a higher proportion of 2016 earnings in jurisdictions where the Company is subject to lower tax rates.

NOTE 12: RELATED PARTIES
Robert D. Haas, Chairman Emeritus of the Company, Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three- and nine-month periods ended August 28, 2016, the Company donated $0.3 million and $6.5 million to the Levi Strauss Foundation as compared to $0.3 million and $6.7 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2016

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
	(Dollars in thousands)
Net revenues:
Americas	$723,853	$713,148	$1,884,349	$1,909,011
Europe	282,525	258,486	799,637	758,124
Asia	178,733	170,378	569,212	542,132
Total net revenues	$1,185,111	$1,142,012	$3,253,198	$3,209,267
Operating income:
Americas(1)	$149,087	$144,241	$320,122	$349,859
Europe(2)	56,514	50,502	155,856	142,173
Asia	19,389	25,666	81,868	88,037
Regional operating income	224,990	220,409	557,846	580,069
Corporate:
Restructuring, net	(627)	4,054	1,030	11,346
Restructuring-related charges	1,293	7,723	5,824	28,096
Other corporate staff costs and expenses	79,416	93,859	231,459	270,794
Corporate expenses	80,082	105,636	238,313	310,236
Total operating income	144,908	114,773	319,533	269,833
Interest expense	(19,170)	(17,138)	(54,483)	(62,363)
Loss on early extinguishment of debt	—	—	—	(14,002)
Other income (expense), net	4,679	(8,316)	6,755	(26,705)
Income before income taxes	$130,417	$89,319	$271,805	$166,763
_____________

(1)
Americas' operating income for the three- and nine- month periods ended ended August 28, 2016 includes the recognition of approximately $7.0 million benefit from resolution of a vendor dispute and related reversal of liabilities recorded in a prior period.

(2)
Europe's operating income for the nine-month period ended August 28, 2016 includes a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016. Europe's operating income for the nine-month period ended August 30, 2015 includes a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,200 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 671 company-operated stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated stores and ecommerce sites generated approximately 27% of our net revenues in the first nine months of 2016, as compared to 26% in the same period in 2015, with our ecommerce sites representing approximately 13% of this revenue in 2016, as compared to 12% in the same period in 2015. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 42% of our net revenues and 43% of our regional operating income in the first nine months of 2016, as compared to 41% of our net revenues and 40% of our regional operating income in the same period in 2015. Sales of Levi’s® brand products represented approximately 85% of our total net sales in the first nine-month periods, both in 2016 and 2015.
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
Consumer discretionary spending, which remains mixed globally, continues to result in a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment.  In developed economies, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending.  Given consumers’ increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier. These trends are partially offset by continued economic growth in developing economies such as Mexico and China, where rising incomes and an expanding middle class create new consumers for our products. Both our wholesale and retail channels continue to face competition from ecommerce shopping enabled by the proliferation of online technologies, which constitutes an increasing proportion of global apparel sales, particularly around key selling seasons.  Some competitors also continue to expand their global footprints in both brick-and-mortar retail and online.  Currency values continue to be in a state of constant flux. The appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro and British Pound, will continue to impact our financial results, affecting translation, margins, as well as traffic in stores located in or near major domestic tourist destinations.
Our Third Quarter 2016 Results

•
Net revenues. Compared to the third quarter of 2015, consolidated net revenues increased 4% on a reported basis and increased 5% on a constant-currency basis driven by higher retail revenues from expansion and improved performance of our retail network in all three regions.

•
Operating income. Compared to the third quarter of 2015, consolidated operating income increased by 26% and operating margin improved to 12%, primarily reflecting higher constant-currency revenues and lower SG&A and restructuring expenses.

•
Cash flows. Cash flows provided by operating activities were $102.8 million for the nine-month period in 2016 as compared to $110.3 million for the same period in 2015; the decrease reflects our higher inventory levels, offset by lower payments to vendors for SG&A and restructuring-related items.

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

Results of Operations for Three and Nine Months Ended August 28, 2016, as Compared to Same Periods in 2015
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016	August 30, 2015
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,185.1	$1,142.0	3.8%	100.0%	100.0%	$3,253.2	$3,209.3	1.4%	100.0%	100.0%
Cost of goods sold	592.3	568.6	4.2%	50.0%	49.8%	1,583.6	1,598.6	(0.9)%	48.7%	49.8%
Gross profit	592.8	573.4	3.4%	50.0%	50.2%	1,669.6	1,610.7	3.7%	51.3%	50.2%
Selling, general and administrative expenses	448.5	454.5	(1.3)%	37.8%	39.8%	1,349.0	1,329.5	1.5%	41.5%	41.4%
Restructuring, net	(0.6)	4.1	(115.5)%	(0.1)%	0.4%	1.0	11.4	(90.9)%	—	0.4%
Operating income	144.9	114.8	26.3%	12.2%	10.1%	319.6	269.8	18.4%	9.8%	8.4%
Interest expense	(19.2)	(17.2)	11.9%	(1.6)%	(1.5)%	(54.5)	(62.3)	(12.6)%	(1.7)%	(1.9)%
Loss on early extinguishment of debt	—	—	—	—	—	—	(14.0)	(100.0)%	—	(0.4)%
Other income (expense), net	4.7	(8.3)	(156.3)%	0.4%	(0.7)%	6.8	(26.7)	(125.3)%	0.2%	(0.8)%
Income before income taxes	130.4	89.3	46.0%	11.0%	7.8%	271.9	166.8	63.0%	8.4%	5.2%
Income tax expense	32.7	30.8	6.0%	2.8%	2.7%	76.8	58.6	31.0%	2.4%	1.8%
Net income	97.7	58.5	67.1%	8.2%	5.1%	195.1	108.2	80.3%	6.0%	3.4%
Net loss (income) attributable to noncontrolling interest	0.6	(0.3)	(314.5)%	0.1%	—	(0.2)	0.1	(384.7)%	—	—
Net income attributable to Levi Strauss & Co.	$98.3	$58.2	69.0%	8.3%	5.1%	$194.9	$108.3	80.0%	6.0%	3.4%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 28, 2016	August 30, 2015	As Reported	Constant Currency	August 28, 2016	August 30, 2015	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$723.9	$713.1	1.5%	2.6%	$1,884.4	$1,909.0	(1.3)%	0.1%
Europe	282.5	258.5	9.3%	10.1%	799.6	758.1	5.5%	8.8%
Asia	178.7	170.4	4.9%	5.7%	569.2	542.2	5.0%	9.1%
Total net revenues	$1,185.1	$1,142.0	3.8%	4.8%	$3,253.2	$3,209.3	1.4%	3.7%
Total net revenues increased on a both a reported and constant-currency basis for the three- and nine-month periods ended August 28, 2016, as compared to the same prior-year period.
Americas.    On a both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month period, and were relatively flat for the nine-month period ended August 28, 2016, with currency affecting net revenues unfavorably by approximately $8 million and $27 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three- and nine-month periods ended August 28, 2016 was due to retail and wholesale growth in Mexico and the performance and expansion of our company-operated retail network, including ecommerce, in the United States. Overall, the United States declined as the retail growth was more than offset by lower wholesale revenues in the United States due to a continued weak environment for apparel retailers.
Europe.    Net revenues in Europe increased both on a reported basis and constant-currency basis for each of the three- and nine-month periods ended August 28, 2016, with currency affecting net revenues unfavorably by approximately $2 million and $23 million during the three- and nine-month periods ended August 28, 2016, respectively.
Constant-currency net revenues increased as a result of strong performance and expansion of our company-operated retail network, including e-commerce.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three- and nine-month periods ended August 28, 2016 with currency affecting net revenues minimally during the three-month period and unfavorably by approximately $21 million during the nine-month period ended August 28, 2016.
The increase in net revenues was primarily due to the performance and expansion of our company-operated retail network and improved wholesale performance.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016	August 30, 2015	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,185.1	$1,142.0	3.8%	$3,253.2	$3,209.3	1.4%
Cost of goods sold	592.3	568.6	4.2%	1,583.6	1,598.6	(0.9)%
Gross profit	$592.8	$573.4	3.4%	$1,669.6	$1,610.7	3.7%
Gross margin	50.0%	50.2%		51.3%	50.2%
Currency translation unfavorably impacted gross profit by approximately $5 million and $34 million for the three- and nine-month periods ended August 28, 2016, respectively. In both periods, gross margin benefited from lower negotiated product costs and streamlined supply chain operations. These benefits were fully offset in the three-month period by the unfavorable impact of foreign currency transaction losses related to the procurement of inventory and a decline in margin in the United States wholesale channel.

Selling, general and administrative expenses
The following table shows our selling, general and administrative expenses (“SG&A”) for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016	August 30, 2015
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$188.8	$176.8	6.8%	15.9%	15.5%	$566.4	$536.9	5.5%	17.4%	16.7%
Advertising and promotion	60.8	69.1	(12.0)%	5.1%	6.1%	188.8	182.9	3.2%	5.8%	5.7%
Administration	85.5	94.5	(9.6)%	7.2%	8.3%	261.7	276.0	(5.2)%	8.0%	8.6%
Other	112.1	106.4	5.4%	9.5%	9.3%	326.3	305.6	6.9%	10.0%	9.5%
Restructuring-related charges	1.3	7.7	(83.3)%	0.1%	0.7%	5.8	28.1	(79.3)%	0.2%	0.9%
Total SG&A	$448.5	$454.5	(1.3)%	37.8%	39.8%	$1,349.0	$1,329.5	1.5%	41.5%	41.4%

Currency impacted SG&A favorably by approximately $4 million and $23 million for the three- and nine-month periods ended August 28, 2016, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $2 million and $14 million for the three- and nine-month periods ended August 28, 2016. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network and investment in our ecommerce business. We had 42 more company-operated stores at the end of the third quarter of 2016 than we did at the end of the third quarter of 2015.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three-month period ended August 28, 2016 and had a favorable impact of approximately $3 million for the nine-month period ended August 28, 2016. The decrease in advertising and promotion expenses for the three-month period reflects a difference in the timing of production and media spend for our campaigns. For the nine-month period, advertising and promotion as a percentage of net revenues remained relatively flat in comparison to prior year.

Administration.    Administration expenses include functional administrative and organization costs. Currency did not have a significant impact on administration expenses for the three months ended August 28, 2016 and had a favorable impact of approximately $3 million for the nine months ended August 28, 2016. As compared to the same prior-year periods, administration expenses in 2016 reflect the third quarter recognition of approximately $7.0 million of benefit as a result of the resolution of a vendor dispute and the related reversal of liabilities recorded in a prior year. Lower organization costs including salaries, benefits and long-term incentive compensation also contributed to the decrease in both periods.
Other.   Other SG&A includes distribution, information resources, and marketing organization costs.  Currency did not have a significant impact on other SG&A expenses for the three months ended August 28, 2016 and had a favorable impact of approximately $3 million for the nine months ended August 28, 2016. For the three-month period, higher other SG&A costs primarily reflected increased information technology expenses. The increase in the nine-month period reflects higher information technology expenses and distribution costs. Additionally, we recorded a gain of $6.1 million in conjunction with the sale-leaseback of our distribution center in the United Kingdom in 2016 as compared to a $7.5 million gain recognized related to the sale of our finishing and distribution facility in Turkey in 2015.
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
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016		August 30, 2015		August 28, 2016	August 30, 2015	% Increase (Decrease)	August 28, 2016		August 30, 2015
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$149.1	$144.2	3.4%	20.6%		20.2%		$320.1	$349.9	(8.5)%	17.0%		18.3%
Europe	56.5	50.5	11.9%	20.0%		19.5%		155.9	142.2	9.6%	19.5%		18.8%
Asia	19.4	25.7	(24.5)%	10.8%		15.1%		81.9	88.0	(7.0)%	14.4%		16.2%
Total regional operating income	225.0	220.4	2.1%	19.0%	*	19.3%	*	557.9	580.1	(3.8)%	17.1%	*	18.1%	*
Corporate:
Restructuring, net	(0.6)	4.1	(115.5)%	(0.1)%	*	0.4%	*	1.0	11.4	(90.9)%	—	*	0.4%	*
Restructuring-related charges	1.3	7.7	(83.3)%	0.1%	*	0.7%	*	5.8	28.1	(79.3)%	0.2%	*	0.9%	*
Other corporate staff costs and expenses	79.4	93.8	(15.4)%	6.7%	*	8.2%	*	231.5	270.8	(14.5)%	7.1%	*	8.4%	*
Corporate expenses	80.1	105.6	(24.2)%	6.8%	*	9.2%	*	238.3	310.3	(23.2)%	7.3%	*	9.7%	*
Total operating income	$144.9	$114.8	26.3%	12.2%	*	10.1%	*	$319.6	$269.8	18.4%	9.8%	*	8.4%	*
Operating margin	12.2%	10.1%						9.8%	8.4%
______________
 * Percentage of consolidated net revenues
Currency translation had no significant impact on total operating income for the three-month period and unfavorably affected total operating income by approximately $11 million for the nine-month period ended August 28, 2016.

Regional operating income.

•
Americas. Currency translation unfavorably affected operating income in the region by approximately $2 million and $5 million for the three- and nine-month periods ended August 28, 2016, respectively. For the nine-month period ended August 28, 2016, the decline in operating income is primarily due to lower net revenues and gross margin, as well as higher advertising expenses in the region. For the three months, the increase includes approximately $7.0 million of benefit resulting from the resolution of a vendor dispute and decreased advertising and promotion expenses.

•
Europe. Currency translation favorably affected operating income in the region by approximately $2 million for the three-month period ended August 28, 2016, and unfavorably affected operating income in the region by approximately $2 million for the nine-month period ended August 28, 2016. Excluding the effect of currency, operating income and operating margin increased in both periods due to the region's higher net revenues, partially offset by an increased investment in retail.

•
Asia. Currency translation had no significant impact on operating income for the three-month period and unfavorably affected operating income by approximately $6 million for the nine-month period ended August 28, 2016. The decrease in operating income for the three-month period primarily reflected the region's lower gross margin and higher investment in retail in the region. Excluding the effect of currency, operating income remained relatively flat for the nine-month period ended August 28, 2016 in comparison to the same period in prior year.

Corporate.    Corporate expenses represent costs that are not attributed to any of our regional operating segments. Included in corporate expenses are restructuring charges, the consulting fees incurred for our centrally-led cost-savings and productivity projects, and other corporate staff costs. Currency translation did not have a significant impact on corporate expenses for the three- and nine-month periods ended August 28, 2016. As compared to the same prior-year period, corporate expenses primarily reflected lower foreign currency transaction losses related to our global sourcing organization's procurement of inventory on behalf of our foreign subsidiaries, as well as lower restructuring and restructuring-related charges.
Interest expense
Interest expense was $19.2 million and $54.5 million for the three- and nine-month periods ended August 28, 2016, respectively, as compared to $17.2 million and $62.3 million for the same periods in 2015. The increase in interest expense was primarily due to higher interest expense on our deferred compensation plans.
Our weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 28, 2016, was 6.22% and 6.30%, respectively, as compared to 6.17% and 6.85%, respectively, in the same periods in 2015.
Loss on early extinguishment of debt
During the nine months ended August 30, 2015, we recorded a $14.0 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss was comprised of tender and redemption premiums of $7.5 million, the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three- and nine-month periods ended August 28, 2016, we recorded income of $4.7 million and $6.8 million, respectively, as compared to net expense of $8.3 million and $26.7 million for the same prior-year periods. The income in the three-month period in 2016 primarily reflected net gains on our foreign currency denominated balances. Income in the nine-month period in 2016 primarily reflected gains on our foreign exchange contracts and other income. The net expenses in the three-month period in 2015 reflected net losses on our foreign currency denominated balances, partially offset by net income on our embedded derivatives and over-the-counter forward foreign exchange contracts. The income in the nine-month period in 2015 primarily reflected net losses on foreign currency denominated balances.
Income tax expense
The effective income tax rate was 28.2% for the nine months ended August 28, 2016, compared to 35.1% for the same period ended August 30, 2015.
The decrease in the effective tax rate in 2016 as compared to 2015 primarily reflected a discrete tax benefit recorded in the third quarter of 2016 attributable to deductions for worthless debts in a consolidated subsidiary as well as a higher proportion of 2016 earnings in jurisdictions where we are subject to lower tax rates.

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
As of August 28, 2016, we had borrowings of $30 million under the credit facility, all of which is classified as short-term debt. Unused availability under the credit facility was $665.0 million, as our total availability of $718.5 million, based on collateral levels as defined by the agreement, was reduced by $53.5 million of other credit-related instruments.
As of August 28, 2016, we had cash and cash equivalents totaling approximately $271.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $936.6 million
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("EIP"), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
There have been no material changes to our estimated cash requirements for 2016 from those disclosed in our 2015 Annual Report on Form 10-K, except that capital expenditures are now estimated to be in the range of $110 - $120 million, and potential payments in 2016 under the terms of the EIP are now estimated to be insignificant.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 28, 2016	August 30, 2015
	(Dollars in millions)
Cash provided by operating activities	$102.8	$110.3
Cash used for investing activities	(36.1)	(53.6)
Cash used for financing activities	(115.7)	(62.9)
Cash and cash equivalents	271.6	272.6
Cash flows from operating activities
Cash provided by operating activities was $102.8 million for the nine-month period in 2016, as compared to $110.3 million for the same period in 2015. The decrease reflects our higher inventory levels, primarily driven by timing of receipts and lower than anticipated demand in the U.S., partially offset by lower payments to vendors for SG&A and restructuring-related items.

Cash flows from investing activities
Cash used for investing activities was $36.1 million for the nine-month period in 2016, as compared to $53.6 million for the same period in 2015. The decrease in cash used for investing activities as compared to the prior year primarily reflected proceeds from the settlement of our forward foreign exchange contracts and cash received from the sale-leaseback of our distribution center in the United Kingdom, partially offset by increased investment in information technology systems and distribution.
Cash flows from financing activities
Cash used for financing activities was $115.7 million for the nine-month period in 2016, as compared to $62.9 million for the same period in 2015. Cash used in 2016 primarily reflected net repayments on our senior revolving credit facility and the payment of a $60 million cash dividend in the second quarter of 2016. Cash used in 2015 primarily reflected the payment of a $50 million cash dividend as well as our refinancing activities and debt reduction during the period.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.1 billion as of August 28, 2016, we had fixed-rate debt of $1.1 billion (96.1% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $43.1 million (3.9% of total debt). As of August 28, 2016, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion in years after 2021. Current maturities of our 4.25% Yen-denominated Eurobonds due 2016 will be paid in 2016. Short-term debt of $30.0 million borrowed under our senior secured revolving credit facility was expected to be repaid over the next twelve months, and short-term borrowings of $31.2 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 28, 2016.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including profitable growth, strong cash flow, improving cost structure, debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the benefits and timing of our global productivity initiative, the impact of pending legal proceedings, adequate liquidity levels, and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, “seeks” and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2015, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 28, 2016. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 28, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On July 13, 2016, our Board of Directors (the “Board”) approved the award of restricted stock units (“RSUs”) representing an aggregate of 21,652 shares of our common stock to our non-employee directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors. These awards were made under our 2016 Equity Incentive Plan.

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

Also, on July 13, 2016, our Board approved the award of stock appreciation rights (“SARs”) to certain of our executives. These SARs represent 177,455 shares of our common stock at target levels of performance and 212,946 shares of our common stock at maximum levels of performance. These awards were made under our 2016 Equity Incentive Plan.

SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. The SARs were granted in two groups and are identical except as described below:

•106,473 of the SARs, referred to as service-vested SARs, were granted with the following vesting schedule: 25% percent of the SAR grant vests on the one-year anniversary of the date of grant, with the remaining 75% balance vesting monthly over 36 months commencing on the month following such anniversary; and
•The remaining SARs, representing 70,982 shares at target levels of performance and 106,473 shares at maximum levels of performance, are referred to as performance-based SARs and were granted with the following vesting schedule: 50% of the performance-based SARs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2016, 2017 and 2018 and the remaining 50% of the performance-based SARs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the performance-based SARs have been satisfied on or before March 1, 2019.

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

We are a privately-held corporation; there is no public trading of our common stock. As of October 6, 2016, we had 37,470,158 shares outstanding.

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

Date:	October 11, 2016		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.