Form 10-K
period 2016-11-27
LEVI STRAUSS & CO
filed 2017-02-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 27, 2016
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
Common Stock $.01 par value — 37,470,158 shares outstanding on February 6, 2017
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 27, 2016

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
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 2,900 retail stores, both franchised and company-operated, and shop-in-shops dedicated to our brands. We distribute our Levi's® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops outside of the United States. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through the ecommerce sites we operate, as well as the ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
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

•
Expand the reach of our brands and build a more balanced portfolio. We believe we have opportunities to grow our two largest brands through new or expanded product categories, consumer segments and geographic markets. We are building upon our iconic brands, including our innovative design and marketing expertise, to deepen our connection with consumers and expand the reach and appeal of our brands globally. For example, we believe we can better serve the female consumer, and that there are significant opportunities in tops, outerwear and accessories. We also believe opportunities remain to expand in emerging and underpenetrated geographic markets, including China, India and Russia.

•
Become a world-class omni-channel retailer. We will continue to grow our direct-to-consumer business in brand-dedicated stores globally, including making selective investments in additional company-operated stores, dedicated ecommerce sites, franchisee and other dedicated store models. We believe these brand-dedicated stores represent an attractive opportunity to establish incremental distribution and sales, as well as to showcase the full breadth of our product offerings and deliver a consistent brand experience to the consumer.

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

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented approximately 77%, 81% and 82% of our total units sold in fiscal years 2016, 2015 and 2014, respectively. Men's products generated approximately 76%, 77% and 77% of our total net sales in fiscal years 2016, 2015 and 2014, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic American style and effortless cool and is positioned as the authentic, original and definitive jeanswear brand.  Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans – the double arc of stitching, known as the Arcuate Stitching Design, and the Red Tab Device, a fabric tab stitched into the back right pocket. The Levi's® brand continues to evolve to meet the tastes of today's consumers, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear, other apparel items and accessories for men, women and children are available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2016, 2015 and 2014. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for approximately 85% of our total net sales in each of fiscal years 2016, 2015 and 2014, approximately half of which were generated in our Americas region.

Dockers® Brand
Founded in 1986, the Dockers® brand sparked a revolution in the way millions of men dressed around the world, shifting from the standard issue suit to a more casual look. Thirty years later, the Dockers® brand continues to embody the spirit of khakis and define business casual. Since its introduction, the brand has focused on men's khakis and the essential clothing accessories to go with them.
Our Dockers® brand products accounted for approximately 10% of our total net sales in fiscal years 2016 and 2015, and 11% of our total net sales in fiscal year 2014. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.
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
Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 5% of our total net sales in fiscal years 2016 and 2015, and 4% of our total net sales in fiscal year 2014.
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
In addition to product category licenses, we enter into regional license agreements with third parties to produce, market and distribute our products in several countries around the world, including various Latin American, Middle Eastern and Asia Pacific countries. Licensing accounted for approximately 2% of our total net revenues in each of fiscal years 2016, 2015 and 2014.
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
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products and related assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party ecommerce sites. Sales to our top ten wholesale customers accounted for approximately 30% of our total net revenues in 2016 and approximately 31% of net revenues for both 2015 and 2014. No customer represented 10% or more of net revenues in any of these years. The loss of or significant business decline of any major wholesale customer could have a material adverse effect on one or more of our segments or on the company as a whole. See "Item 1A - Risk Factors", specifically "Risks Relating to Our Business - We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition".
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

Company-operated retail stores.  Our company-operated ecommerce sites and retail stores, including both mainline and outlet stores, generated approximately 28%, 26% and 25% of our net revenues in fiscal 2016, 2015 and 2014, respectively. As of November 27, 2016, we had 697 company-operated stores, predominantly Levi's® stores, located in 31 countries across our three regions. We had 234 stores in the Americas, 267 stores in Europe and 196 stores in Asia. During 2016, we added 68 company-operated stores and closed 27 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of November 27, 2016, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 400 dedicated shop-in-shops were operated directly by us and approximately 500 were operated by third parties as of November 27, 2016.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter, reflecting the “holiday” season. In fiscal 2016, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 26% and 29%, respectively, of our total net revenues for the year. In fiscal 2015, our net revenues in the first, second, third and fourth quarters represented 23%, 23%, 25% and 29%, respectively, of our total net revenues for the year.
Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2016 and 2015 were 52-week years, ending on November 27, 2016, and November 29, 2015, respectively. Fiscal 2014 was a 53-week year ending on November 30, 2014. Each quarter of fiscal years 2016, 2015 and 2014 consisted of 13 weeks, with the exception of the fourth quarter of fiscal 2014, which consisted of 14 weeks.
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
Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder is sourced from our company-operated manufacturing and finishing plants. See “Item 2 – Properties” for more information about those manufacturing facilities.
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

In 2016, we sourced products from contractors located in approximately 25 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 15% of our sourcing in 2016.
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
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	anticipating and responding to changing consumer demands and apparel trends in a timely manner;

•	developing high-quality, innovative products with relevant designs, fits, finishes, fabrics, style and performance features that meet consumer desires and trends;

•	maintaining favorable and strong brand name recognition and appeal through strong and effective marketing support and intelligence in diverse market segments;

•	securing desirable retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;

•	ensuring product availability at wholesale and direct-to-consumer channels, and at franchised and other brand-dedicated stores;

•	optimizing supply chain cost efficiencies and product development cycle lead times;

•	delivering compelling value for the price of our products in diverse market segments; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and distributors.
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
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We currently are pursuing over 200 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
Employees
As of November 27, 2016, we employed approximately 13,200 people, approximately 6,200 of whom were located in the Americas, 3,800 in Europe, and 3,200 in Asia. Approximately 1,900 of our employees were associated with the manufacturing and procurement of our products, 6,600 worked in retail, including seasonal employees, 1,300 worked in distribution and 3,400 were other non-production employees.
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
Risks Relating to our Industry
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
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense pricing pressure.
The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent years. This pressure could have the following effects:

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
Substantially all of our import operations are subject to customs and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 U.S. election and the Brexit vote have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
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
Sales to our top ten wholesale customers accounted for approximately 30% of our total net revenues in fiscal year 2016 and 31% of net revenues in both fiscal years 2015 and 2014. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy or liquidation – could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer, all of which could adversely affect our own business and financial condition.
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
We continuously assess opportunities to streamline operations and fuel long-term profitable growth. Future charges related to such actions may harm our profitability in the periods incurred.
Implementation of global productivity actions presents a number of significant risks, including:

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
Because of these and other factors, such as the implementation delays we have experienced with our outsourcing of certain global business service activities, we cannot predict whether we will fully realize the purpose and anticipated operational benefits or cost savings of our global productivity actions and, if we do not, our business and results of operations may be adversely affected. Furthermore, if we experience adverse changes to our business, additional restructuring or reorganization activities may be required in the future.
We may be unable to maintain or increase our sales through our primary distribution channels.
In the United States, chain stores and department stores are the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, franchised stores, and independent jeanswear retailers have traditionally been our primary distribution channels.
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

•
other channels, including vertically integrated specialty stores and ecommerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores have placed competitive pressure on our primary distribution channels, and many of these stores are now looking to our developing markets to grow their business; or

•	shrinking points of distribution, including fewer doors at our customer locations, or bankruptcy or financial difficulties of a customer.
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

We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.
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
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. For example, the June 2016 decision by the United Kingdom to leave the European Union (“Brexit”) has resulted in increased uncertainty in the economic and political environment in Europe and has caused increased fluctuations and unpredictability in currency exchange rates. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.
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
As a global company, we are exposed to risks of doing business in foreign jurisdictions and risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability. For example, U.S. lawmakers are considering several U.S. corporate tax reform proposals, including, among others, proposals which could reduce or eliminate U.S. income tax deferrals on unrepatriated foreign earnings and eliminate tax incentives in exchange for a lower U.S. statutory tax rate. In addition, the results of the November 2016 U.S. election have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and ecommerce consumers. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting our company-owned and third-party distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system whether company-owned or third-party, our ability to meet wholesale customer and ecommerce consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is to become a world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores, dedicated ecommerce sites, franchisee and other dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract customers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a significant expansion in company-operated stores, a decline in sales or the closure of or poor performance of stores could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability of real estate that meets our criteria for traffic, square footage, demographics, and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have a material adverse effect on our results of operations.
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
Additionally, the success of our ecommerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of ecommerce operations and any anticipated increased levels that may follow from the growth of our ecommerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any facilities were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in "out of stock" conditions in the ecommerce sites we operate and those operated by our wholesale customers or other third parties, and we could incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have a material adverse effect on our business and harm our reputation.
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
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws or appropriate labor or business practices, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.

Our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing.
Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by the increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition.
Regulatory developments such as the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products we sell.
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
Our licensees and franchisees may not comply with our product quality, manufacturing standards, marketing and other requirements which could negatively affect our reputation and business.
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
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in limited circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.
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
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons; public health crisis, such as pandemics and epidemics; political crisis, such as terrorism, war, political instability or other conflict; or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands.
Risks Relating to Our Debt
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 27, 2016, we had approximately $1.0 billion of debt, all of which was unsecured, and we had $784.3 million of additional borrowing capacity under our amended and restated senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
Our amended and restated senior secured revolving credit facility and the indentures relating to our senior unsecured notes contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, repurchase stock, and enter into transactions with affiliates. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate two manufacturing-related facilities abroad and seven distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 27, 2016, is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
San Francisco, CA	Design and Product Development	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Cuautitlan, Mexico	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Leased(2)

Asia
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
______________

(1)	Building and improvements are owned but subject to a ground lease.

(2)	In the second quarter of 2016, we executed a sales-leaseback for this distribution center.
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Diegem, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. We also operate a back-up data center located in Westlake, Texas. As of November 27, 2016, we also leased or owned 81 administrative and sales offices in 42 countries, as well as leased 12 warehouses in 6 countries.
In addition, as of November 27, 2016, we had 697 company-operated retail and outlet stores in leased premises in 31 countries. We had 234 stores in the Americas region, 267 stores in the Europe region and 196 stores in the Asia region.

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
As of February 6, 2017, there were 276 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid a cash dividend of $60.0 million on our common stock in the second quarter of 2016, and cash dividends of $50.0 million and $30.0 million in the first half of 2015 and 2014, respectively. Subsequent to the fiscal year end, on February 1, 2017, our Board of Directors declared a cash dividend of $70.0 million, payable in two $35 million installments. The Company expects to pay the first installment in the first quarter of 2017 and the second installment in the fourth quarter of 2017. Please see Note 15 to our audited consolidated financial statements included in this report for more information. The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We repurchased and retired 9,316 shares of common stock during the fourth quarter of the fiscal year ended November 27, 2016, in connection with the exercise of call or put rights under our 2016 Equity Incentive Plan, as described in Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for fiscal 2016, 2015, 2014, 2013 and 2012. The financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements for fiscal 2016, 2015 and 2014 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 27, 2016	Year Ended November 29, 2015	Year Ended November 30, 2014	Year Ended November 24, 2013	Year Ended November 25, 2012
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$4,552,739	$4,494,493	$4,753,992	$4,681,691	$4,610,193
Cost of goods sold	2,223,727	2,225,512	2,405,552	2,331,219	2,410,862
Gross profit	2,329,012	2,268,981	2,348,440	2,350,472	2,199,331
Selling, general and administrative expenses	1,866,493	1,823,863	1,906,164	1,884,965	1,865,352
Restructuring, net	312	14,071	128,425	—	—
Operating income	462,207	431,047	313,851	465,507	333,979
Interest expense	(73,170)	(81,214)	(117,597)	(129,024)	(134,694)
Loss on early extinguishment of debt	—	(14,002)	(20,343)	(689)	(8,206)
Other income (expense), net	18,223	(25,433)	(22,057)	(13,181)	4,802
Income before taxes	407,260	310,398	153,854	322,613	195,881
Income tax expense	116,051	100,507	49,545	94,477	54,922
Net income	291,209	209,891	104,309	228,136	140,959
Net (income) loss attributable to noncontrolling interest	(157)	(455)	1,769	1,057	2,891
Net income attributable to Levi Strauss & Co.	$291,052	$209,436	$106,078	$229,193	$143,850

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$306,550	$218,332	$232,909	$411,268	$530,976
Investing activities	(68,348)	(80,833)	(71,849)	(92,798)	(75,198)
Financing activities	(173,549)	(94,895)	(341,676)	(230,509)	(250,939)
Balance Sheet Data:
Cash and cash equivalents	$375,563	$318,571	$298,255	$489,258	$406,134
Working capital	924,404	681,982	603,202	867,158	765,270
Total assets	2,987,096	2,884,395	2,906,901	3,106,330	3,149,038
Total debt, excluding capital leases	1,045,178	1,152,541	1,209,624	1,524,998	1,708,172
Total capital leases	16,811	12,907	12,142	10,833	2,022
Total Levi Strauss & Co. stockholders' equity (deficit)	509,555	330,268	153,243	171,666	(106,921)
Other Financial Data:
Depreciation and amortization	$103,878	$102,044	$109,474	$115,720	$122,608
Capital expenditures	102,950	102,308	73,396	91,771	83,855
Cash dividends paid	60,000	50,000	30,003	25,076	20,036

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ (“Signature”) and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,200 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 697 company-operated retail stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated retail stores and ecommerce sites generated approximately 28% of our net revenues in 2016, as compared to 26% in the same period in 2015, with our ecommerce sites representing approximately 14% of this revenue in 2016, as compared to 13% in the same period in 2015. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 41% of our net revenues and 39% of our regional operating income in 2016, as compared to 39% of our net revenues and 37% of our regional operating income in 2015. Sales of Levi’s® brand products represented approximately 85% of our total net sales in each of 2016 and 2015. Pants represented approximately 77% of our total units sold in 2016, as compared to 81% of our total units sold in 2015, and men's products generated approximately 76% of our total net sales as compared to 77% in 2015.
Our Objectives
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth and generate strong cash flow. Critical strategies to achieve these objectives include driving our profitable core business; expanding the reach of our brands and building a more balanced product portfolio; elevating the performance of our retail channel, including ecommerce; and leveraging our global scale to improve our cost structure.
For 2017, on a constant-currency basis, our financial objective is to grow full-year revenues, as compared to 2016, and maintain full-year gross margin at approximately 51%.
Trends Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:

•
Factors that impact consumer discretionary spending, which remains mixed globally, have created a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment. In developed economies, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending. Given consumers' increasing focus on value pricing amid the slowly recovering economy, the off-price retail channel remains strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.

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

•
Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store and ecommerce distribution and consumer-facing technologies, which has increased competition in the retail market.

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

•
While currency values are in constant flux, we expect that the appreciation of the U.S. Dollar against various foreign currencies, particularly the Euro, British Pound, Yen and Mexican Peso, will continue to impact our financial results, affecting translation, revenue and operating margins, as well as traffic in stores located in or near major domestic tourist attractions.

•
Recent sociopolitical events, including the results of the November 2016 U.S. election, and the Brexit decision, have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, including import tariffs, could have material adverse effect on our business and results of operations.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Our 2016 Results
Our 2016 results reflect constant-currency net revenues growth and an increase in operating income.

•
Net revenues.  Compared to 2015, consolidated net revenues increased by 1% on a reported basis and increased by 3% on a constant-currency basis, driven by higher retail revenues from the expansion and improved performance of our retail network performance in all three regions, partially offset by a decline in wholesale revenues in the United States.

•
Operating income.  Compared to 2015, consolidated operating income increased by 7% and operating margin improved to 10%, primarily reflecting lower restructuring and restructuring-related charges in 2016 and an improvement in our constant-currency gross margin, partially offset by increased investment in retail and the effects of currency.

•
Cash flows.  Cash flows provided by operating activities were $307 million for 2016 as compared to $218 million for 2015; the increase reflects higher trade receivable collections and lower payments associated with restructuring-related items and interest, offset by increased inventory levels.

Financial Information Presentation
Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2016 and 2015 were 52-week years ending on November 27, 2016, and November 29, 2015, respectively. Fiscal 2014 was a 53-week year ending on November 30, 2014. Each quarter of fiscal years 2016, 2015 and 2014 consisted of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks.
Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2015, our regional licensing revenue, previously recorded centrally in our Americas region, was revised to be recorded in our respective regions. Regional licensing revenues are not significant to any of our regional segments individually in any of the periods presented herein, and accordingly, business segment information for the prior periods has not been revised. Certain of our global expenses, including global e-commerce infrastructure, global brand merchandising and global brand marketing costs, that support all of our regional segments, are included in our Americas region segment operating income.
Classification.  Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated ecommerce sites and stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives. Net revenues also include royalties earned from the use of our trademarks by third-party licensees in connection with the manufacturing, advertising and distribution of trademarked products.

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
2016 compared to 2015
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2016	November 29, 2015	% Increase (Decrease)	November 27, 2016	November 29, 2015
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,552.7	$4,494.5	1.3%	100.0%	100.0%
Cost of goods sold	2,223.7	2,225.5	(0.1)%	48.8%	49.5%
Gross profit	2,329.0	2,269.0	2.6%	51.2%	50.5%
Selling, general and administrative expenses	1,866.5	1,823.9	2.3%	41.0%	40.6%
Restructuring, net	0.3	14.1	(97.8)%	—	0.3%
Operating income	462.2	431.0	7.1%	10.2%	9.6%
Interest expense	(73.2)	(81.2)	(9.9)%	(1.6)%	(1.8)%
Loss on early extinguishment of debt	—	(14.0)	(100.0)%	—	(0.3)%
Other income (expense), net	18.2	(25.4)	(171.7)%	0.4%	(0.6)%
Income before income taxes	407.2	310.4	31.2%	8.9%	6.9%
Income tax expense	116.0	100.5	15.5%	2.5%	2.2%
Net income	291.2	209.9	38.7%	6.4%	4.7%
Net (income) loss attributable to noncontrolling interest	(0.2)	(0.5)	(65.5)%	—	—
Net income attributable to Levi Strauss & Co.	$291.0	$209.4	39.0%	6.4%	4.7%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 27, 2016	November 29, 2015	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,682.9	$2,726.5	(1.6)%	(0.3)%
Europe	1,091.4	1,016.4	7.4%	10.0%
Asia	778.4	751.6	3.6%	6.1%
Total net revenues	$4,552.7	$4,494.5	1.3%	3.1%
As compared to the same period in the prior year, total net revenues were affected unfavorably by changes in foreign currency exchange rates across all regions.
Americas.  Net revenues in our Americas region decreased on reported basis and remained relatively flat on a constant-currency basis, with currency affecting net revenues unfavorably by approximately $35 million.
Excluding the effects of currency, the continued weak environment for apparel retailers in the United States resulted in a decline in the United States wholesale net revenues. This decline was mostly offset by wholesale growth in Mexico and the improved performance and expansion of our company-operated retail network in the region, including e-commerce.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $24 million.
Net revenues increased from the expansion and performance of our company-operated retail network, including e-commerce.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $18 million.
The increase in net revenues was primarily due to the expansion and improved performance of our company-operated retail network, particularly company-operated outlet and e-commerce channels. Higher traditional wholesale revenues were partially offset by a decline in the Mainland China franchise channel as a result of weakened performance and an increase in franchisee support.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 27, 2016	November 29, 2015	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,552.7	$4,494.5	1.3%
Cost of goods sold	2,223.7	2,225.5	(0.1)%
Gross profit	$2,329.0	$2,269.0	2.6%
Gross margin	51.2%	50.5%
Currency translation unfavorably impacted gross profit by approximately $36 million. Gross margin improved primarily due to lower negotiated product costs and streamlined supply chain operations as well as international retail growth, partially offset by the unfavorable transactional impact of currency.
Selling, general and administrative expenses
The following table shows our SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2016	November 29, 2015	% Increase (Decrease)	November 27, 2016	November 29, 2015
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$776.7	$734.1	5.8%	17.1%	16.3%
Advertising and promotion	284.0	276.4	2.8%	6.2%	6.1%
Administration	351.9	364.4	(3.4)%	7.7%	8.1%
Other	446.7	418.3	6.8%	9.8%	9.3%
Restructuring-related charges	7.2	30.7	(76.6)%	0.2%	0.7%
Total SG&A	$1,866.5	$1,823.9	2.3%	41.0%	40.6%
Currency affected SG&A favorably by approximately $26 million as compared to the prior year. The constant-currency increase in SG&A reflected our strategic investments in our growth initiatives: direct-to-consumer retail and advertising.
Selling.  Currency impacted selling expenses favorably by approximately $16 million as compared to the prior year. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated store network. We had 41 more company-operated stores at the end of 2016 than we did at the end of 2015.
Advertising and promotion.  Currency impacted advertising and promotion expense favorably by approximately $4 million as compared to the prior year. The slight increase as a percentage of net revenues reflected higher advertising investment as compared to the prior-year period, in line with our constant-currency revenue growth.
Administration.  Currency impacted administration expenses favorably by approximately $3 million as compared to the prior year. As compared to 2015, administration expenses in 2016 reflect the recognition of approximately $7.0 million of benefit as a result of the resolution of a vendor dispute and the related reversal of liabilities recorded in a prior year. Lower organization costs, including salaries, benefits and long-term incentive compensation, also contributed to the decrease.
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Currency impacted other SG&A expenses favorably by approximately $3 million as compared to the prior year. The increase in other SG&A primarily reflects higher information technology expenses and distribution costs. Additionally, we recorded a gain of $6.1 million in conjunction with the sale-leaseback of our distribution center in the United Kingdom in 2016 as compared to a $7.5 million gain recognized related to the sale of our finishing and distribution facility in Turkey in 2015.

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
Restructuring, net
For the year ended November 27, 2016, we recognized restructuring charges, net, of $0.3 million, as compared to $14.1 million for the same period in 2015, related to our global productivity actions, consisting primarily of severance benefits, consulting fees and noncash pension and postretirement curtailment gains or losses.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2016	November 29, 2015	% Increase (Decrease)	November 27, 2016		November 29, 2015
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$482.2	$523.7	(7.9)%	18.0%		19.2%
Europe	197.1	184.4	6.9%	18.1%		18.1%
Asia	105.1	121.6	(13.6)%	13.5%		16.2%
Total regional operating income	784.4	829.7	(5.5)%	17.2%	*	18.5%	*

Corporate:
Restructuring, net	0.3	14.1	(97.8)%	—	*	0.3%	*
Restructuring-related charges	7.2	30.7	(76.6)%	0.2%	*	0.7%	*
Other corporate staff costs and expenses	314.7	353.9	(11.1)%	6.9%	*	7.9%	*
Corporate expenses	322.2	398.7	(19.2)%	7.1%	*	8.9%	*
Total operating income	$462.2	$431.0	7.2%	10.2%	*	9.6%	*
Operating margin	10.2%	9.6%
______________
* Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $10 million as compared to the prior year.
Regional operating income.

•
Americas.  Currency translation unfavorably affected operating income in the region by approximately $8 million as compared to the prior year. Lower constant-currency operating income and operating margin primarily reflected lower revenues and gross margin as well as increased investment in retail.

•
Europe.  Currency translation favorably affected operating income by approximately $1 million as compared to the prior year. Operating income increased primarily due to the region's higher net revenues, partially offset by increased investment in retail in the region and the unfavorable currency transaction impact of the British Pound. Operating margin remained consistent.

•
Asia.  Currency translation unfavorably affected operating income by approximately $5 million as compared to the prior year. Lower constant-currency operating income and operating margin primarily reflected lower gross margin for the region as well as increased investment in retail and advertising, partially offset by higher revenues in the region.

Corporate.  Corporate expenses represent costs that are not attributed to any of our regional operating segments. Included in corporate expenses are restructuring charges, the consulting fees incurred for our centrally-led cost-savings and productivity projects and other corporate staff costs. Currency translation did not have a significant impact on corporate expenses.
As compared to the prior year, other corporate staff costs and expenses decreased, primarily driven by lower restructuring and restructuring-related charges and a decrease in foreign currency transaction losses related to our global sourcing organization's procurement of inventory on behalf of our foreign subsidiaries, of which approximately $23 million of the decrease is related to our Europe region and $10 million related to our Asia region.
Interest expense
Interest expense was $73.2 million for the year ended November 27, 2016, as compared to $81.2 million in the prior year. The decrease in interest expense was primarily due to lower average debt balances and lower average borrowing rates in 2016, resulting from our debt reduction and refinancing activities in 2015.
The weighted-average interest rate on average borrowings outstanding for 2016 was 6.37%, as compared to 6.72% for 2015.
Loss on early extinguishment of debt
For the year ended November 29, 2015, we recorded a loss of $14.0 million on early extinguishment of debt as a result of our debt refinancing activities during the year. The loss was comprised of redemption premiums of $7.5 million and the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 27, 2016, we recorded net other income of $18.2 million as compared to net other expense of $25.4 million for the prior year. The income in 2016 primarily reflected net gains on foreign exchange derivatives partially offset by losses on our foreign currency denominated balances, which economically hedge future foreign currency cash flow obligations. The majority of the net expense in 2015 reflected net losses on our foreign currency denominated balances, partially offset by net gains on foreign exchange derivatives.
Income tax expense
Income tax expense was $116.1 million for the year ended November 27, 2016, compared to $100.5 million for the prior year. Our effective income tax rate was 28.5% for the year ended November 27, 2016, compared to 32.4% for the prior year.
The decrease in the effective tax rate in 2016 as compared to 2015 is primarily due to a higher proportion of 2016 earnings in jurisdictions where we are subject to lower tax rates.
For the year ended November 27, 2016, management asserted indefinite reinvestment on $100.0 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $26.6 million.

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
As of November 27, 2016, we did not have any borrowings under the credit facility. Unused availability under the facility was $784.3 million, as our total availability of $838.0 million, based on collateral levels as defined by the agreement, was reduced by $53.7 million of other credit-related instruments.
As of November 27, 2016, we had cash and cash equivalents totaling approximately $375.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $1.2 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("EIP") and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

The following table presents selected cash uses in 2016 and the related projected cash uses for these items in 2017 as of November 27, 2016:

	Cash Used in	Projected Cash Uses in
	2016	2017
	(Dollars in millions)
Capital expenditures(1)	$103	$120
Interest	67	67
Federal, foreign and state taxes (net of refunds)	57	60
Pension plans(2)	32	53
Postretirement health benefit plans	14	14
Dividend(3)	60	70
Total selected cash requirements	$333	$384
______________

(1)	Capital expenditures consist primarily of costs associated with information technology investments for ecommerce and investment in company-operated retail stores.

(2)
The 2017 pension contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets.

(3)
Subsequent to the fiscal year end, on February 1, 2017, our Board of Directors declared a cash dividend of $70.0 million, payable in two $35 million installments. The Company expects to pay the first installment in the first quarter of 2017 and the second installment in the fourth quarter of 2017.

The following table provides information about our significant cash contractual obligations and commitments as of November 27, 2016:

	Payments due or projected by period
	Total	2017	2018	2019	2020	2021	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,058	39	—	—	—	—	$1,019
Interest(1)	422	67	64	63	61	61	106
Capital lease obligations	37	5	5	5	5	4	13
Operating leases(2)	669	159	122	99	79	61	149
Purchase obligations(3)	891	602	55	41	17	13	163
Postretirement obligations(4)	110	14	13	13	12	12	46
Pension obligations(5)	327	53	45	45	43	42	99
Long-term employee related benefits(6)	92	20	16	11	5	5	35
Total	$3,606	$959	$320	$277	$222	$198	$1,630
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 27, 2016, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 – Properties.”

(3)
Amounts reflect estimated commitments of $468 million for inventory purchases, $203 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, $220 million for human resources, advertising, information technology and other professional services.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2017 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our uncertain tax positions of $29.1 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights ("SARs") put to the Company under the terms of our EIP. Based on the fair value of the Company's stock and the number of shares outstanding as of November 27, 2016, future payments under the terms of the EIP could range up to approximately $70 million, which could become payable in 2017. These payments are contingent on the Company's liquidity and the Board's discretion.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in millions)
Cash provided by operating activities	$306.6	$218.3	$232.9
Cash used for investing activities	(68.3)	(80.8)	(71.8)
Cash used for financing activities	(173.5)	(94.9)	(341.7)
Cash and cash equivalents	375.6	318.6	298.3
2016 as compared to 2015
Cash flows from operating activities
Cash provided by operating activities was $306.6 million for 2016, as compared to $218.3 million for 2015. Cash provided by operating activities increased compared to the prior year primarily due to higher trade receivables collections and lower payments associated with restructuring-related items and interest, reflective of the increase in our operating income, offset by our higher inventory levels which are primarily driven by lower than anticipated demand in the U.S.
Cash flows from investing activities
Cash used for investing activities was $68.3 million for 2016, as compared to $80.8 million for 2015. The decrease in cash used for investing activities as compared to the prior year was primarily driven by proceeds from the settlement of our forward exchange contracts and cash received from the sale-leaseback of our distribution center in the United Kingdom, partially offset by investment in information technology systems and distribution.
Cash flows from financing activities
Cash used for financing activities was $173.5 million for 2016, as compared to $94.9 million for 2015. Cash used in 2016 primarily reflected net repayments on our senior revolving credit facility, the payment of a $60 million cash dividend in the second quarter of 2016 and the $36 million settlement of our Yen-denominated Eurobonds. Cash used in 2015 primarily reflected the payment of a $50 million cash dividend as well as our refinancing activities and debt reduction during the period.
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
Cash flows from financing activities
Cash used for financing activities was $94.9 million for 2015, as compared to cash provided of $341.7 million for 2014. Cash used in both periods primarily related to our refinancing activities and debt reduction in each year.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and a U.S. operating company. Of our total debt of $1.05 billion as of November 27, 2016, we had fixed-rate debt of $1.02 billion (97.4% of total debt) and variable-rate debt of $27.4 million (2.6% of total debt). As of November 27, 2016, our required aggregate debt principal payments on our unsecured long-term debt were $1.02 billion in years after 2021. Short-term borrowings of $38.9 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. As of November 27, 2016, we were in compliance with all of these covenants.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal 2016, the Company performed this analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than it carrying amount. As such, no further analysis was required. If goodwill and other non-amortized intangible assets are not qualitatively assessed and it is determined that it is not more likely than not that the reporting unit's fair value is greater than its carrying amount, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 27, 2016, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 27, 2016, a 25 basis point change in the discount rate would yield an approximately three percent change in the projected benefit obligation and an approximately two percent change in the annual service cost of our pension plans, and an approximately two percent change in the projected benefit obligation and an approximately three percent change in the annual service cost of our postretirement benefit plan.
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

•
our ability to timely and effectively implement global productivity actions as planned, which are intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service-delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;

•
consequences of impacts to the businesses of our wholesale customers, including significant store closures or a significant decline in a wholesale customer's financial condition leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as inability to secure financing, decreased discretionary consumer spending, inconsistent traffic patterns and an increase in promotional activity as a result of decreased traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

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

•	our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange and interest rate fluctuations;

•	our ability to successfully prevent or mitigate the impacts of data security breaches;

•	our ability to attract and retain key executives and other key employees;

•	our ability to protect our trademarks and other intellectual property;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws, including potential increases in import tariffs; and

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
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
Foreign Exchange Risk
The global scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. This exposure is the result of certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on our nonfunctional currency cash flows and selected assets or liabilities without exposing ourselves to additional risk associated with transactions that could be regarded as speculative.
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
Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprised of a group of our senior financial executives, review our foreign exchange /activities in support of monitoring our compliance with policy. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our treasury risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques, including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 27, 2016, we had forward foreign exchange contracts to buy $674.9 million and to sell $364.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2018.
As of November 29, 2015, we had forward foreign exchange contracts to buy $883.7 million and to sell $481.6 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2017.
Derivative Financial Instruments
We are exposed to market risk primarily related to foreign currencies. We manage foreign currency risks with the objective to minimize the effect of fluctuations in foreign exchange rates on our nonfunctional currency cash flows and selected assets or liabilities without exposing ourselves to additional risk associated with transactions that could be regarded as speculative.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 27, 2016, and November 29, 2015. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2018.

	As of November 27, 2016			As of November 29, 2015
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.74	$1,957	$(472)	0.75	$6,455	$988
Canadian Dollar	1.33	30,711	366	1.27	23,899	2,476
Swiss Franc	0.97	(14,227)	(488)	0.99	(12,264)	(299)
Czech Koruna	24.30	(488)	(21)	24.54	(366)	(14)
Danish Krone	6.70	(2,357)	(96)	6.80	(1,311)	(39)
Euro	1.13	87,304	4,734	1.11	180,379	9,795
British Pound Sterling	1.32	67,935	5,945	1.53	53,569	602
Hong Kong Dollar	7.75	(5,096)	(2)	7.75	(1,107)	—
Hungarian Forint	278.41	(1,510)	(70)	287.35	(823)	(17)
Japanese Yen	112.16	44,648	(140)	118.59	32,590	1,227
South Korean Won	1,178.38	13,721	(41)	1,115.95	13,332	504
Mexican Peso	18.95	99,454	11,124	15.84	92,270	5,914
Malaysian Ringgit	—	—	—	3.46	65	65
Norwegian Krone	8.21	(1,686)	(73)	8.55	(1,327)	(20)
New Zealand Dollar	0.72	(4,172)	(75)	0.66	(2,890)	(53)
Polish Zloty	3.95	(4,078)	(412)	3.93	(8,827)	(237)
Swedish Krona	8.44	9,319	827	8.48	13,603	266
Singapore Dollar	1.41	(28,230)	(359)	1.38	(763)	(187)
South African Rand	15.71	16,721	(1,873)	12.84	15,620	2,268
Total		$309,926	$18,874		$402,104	$23,239

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 27, 2016							As of November 29, 2015
	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$1,025,000	$1,025,000	$1,025,000
Average Interest Rate	—	—	—	—	—	5.96%	5.96%	5.96%
Fixed Rate (Yen 4.0 billion)	—	—	—	—	—	—	—	32,634
Average Interest Rate	—	—	—	—	—	—	—	4.25%
Fixed Rate (Euro 300 million)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$—	$1,025,000	$1,025,000	$1,057,634
______________

(1)
Excluded from this table are other short-term borrowings of $38.9 million as of November 27, 2016, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $38.9 million, $11.5 million was fixed-rate debt and $27.4 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries as of November 27, 2016 and November 29, 2015, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
February 9, 2017

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 27, 2016	November 29, 2015
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$375,563	$318,571
Trade receivables, net of allowance for doubtful accounts of $11,974 and $11,025	479,018	498,196
Inventories:
Raw materials	2,454	3,368
Work-in-process	3,074	3,031
Finished goods	710,653	600,460
Total inventories	716,181	606,859
Other current assets	115,385	104,523
Total current assets	1,686,147	1,528,149
Property, plant and equipment, net of accumulated depreciation of $856,588 and $811,013	393,605	390,829
Goodwill	234,280	235,041
Other intangible assets, net	42,946	43,350
Deferred tax assets, net	523,101	580,640
Other non-current assets	107,017	106,386
Total assets	$2,987,096	$2,884,395

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$38,922	$114,978
Current maturities of long-term debt	—	32,625
Accounts payable	270,293	238,309
Accrued salaries, wages and employee benefits	180,740	182,430
Restructuring liabilities	4,878	20,141
Accrued interest payable	5,098	5,510
Accrued income taxes	9,652	6,567
Other accrued liabilities	252,160	245,607
Total current liabilities	761,743	846,167
Long-term debt	1,006,256	1,004,938
Long-term capital leases	15,360	12,320
Postretirement medical benefits	100,966	105,240
Pension liability	354,461	358,443
Long-term employee related benefits	73,243	73,342
Long-term income tax liabilities	20,150	26,312
Other long-term liabilities	63,796	56,987
Total liabilities	2,395,975	2,483,749

Commitments and contingencies
Temporary equity	79,346	68,783

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,470,158 shares and 37,460,145 shares issued and outstanding	375	375
Additional paid-in capital	1,445	3,291
Retained earnings	935,049	705,668
Accumulated other comprehensive loss	(427,314)	(379,066)
Total Levi Strauss & Co. stockholders’ equity	509,555	330,268
Noncontrolling interest	2,220	1,595
Total stockholders’ equity	511,775	331,863
Total liabilities, temporary equity and stockholders’ equity	$2,987,096	$2,884,395
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Net revenues	$4,552,739	$4,494,493	$4,753,992
Cost of goods sold	2,223,727	2,225,512	2,405,552
Gross profit	2,329,012	2,268,981	2,348,440
Selling, general and administrative expenses	1,866,493	1,823,863	1,906,164
Restructuring, net	312	14,071	128,425
Operating income	462,207	431,047	313,851
Interest expense	(73,170)	(81,214)	(117,597)
Loss on early extinguishment of debt	—	(14,002)	(20,343)
Other income (expense), net	18,223	(25,433)	(22,057)
Income before income taxes	407,260	310,398	153,854
Income tax expense	116,051	100,507	49,545
Net income	291,209	209,891	104,309
Net (income) loss attributable to noncontrolling interest	(157)	(455)	1,769
Net income attributable to Levi Strauss & Co.	$291,052	$209,436	$106,078

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Net income	$291,209	$209,891	$104,309
Other comprehensive (loss) income, before related income taxes:
Pension and postretirement benefits	(22,925)	38,785	(53,323)
Net investment hedge (losses) gains	(829)	385	13,404
Foreign currency translation (losses) gains	(30,380)	(28,791)	(36,201)
Unrealized gains (losses) on marketable securities	143	(575)	1,577
Total other comprehensive (loss) income, before related income taxes	(53,991)	9,804	(74,543)
Income tax benefit (expense) related to items of other comprehensive (loss) income	6,211	(13,602)	10,903
Comprehensive income, net of income taxes	243,429	206,093	40,669
Comprehensive (income) loss attributable to noncontrolling interest	(625)	(383)	2,098
Comprehensive income attributable to Levi Strauss & Co.	$242,804	$205,710	$42,767

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands)
Balance at November 24, 2013	$374	$7,361	$475,960	$(312,029)	$3,310	$174,976
Net income (loss)	—	—	106,078	—	(1,769)	104,309
Other comprehensive loss, net of tax	—	—	—	(63,311)	(329)	(63,640)
Stock-based compensation and dividends, net	—	13,290	(23)	—	—	13,267
Reclassification to temporary equity	—	(19,298)	(19,842)	—	—	(39,140)
Repurchase of common stock	—	(1,353)	(3,961)	—	—	(5,314)
Cash dividends paid	—	—	(30,003)	—	—	(30,003)
Balance at November 30, 2014	374	—	528,209	(375,340)	1,212	154,455
Net income	—	—	209,436	—	455	209,891
Other comprehensive loss, net of tax	—	—	—	(3,726)	(72)	(3,798)
Stock-based compensation and dividends, net	1	16,674	(66)	—	—	16,609
Reclassification to temporary equity	—	(10,961)	19,842	—	—	8,881
Repurchase of common stock	—	(2,422)	(1,753)	—	—	(4,175)
Cash dividends paid	—	—	(50,000)	—	—	(50,000)
Balance at November 29, 2015	375	3,291	705,668	(379,066)	1,595	331,863
Net income	—	—	291,052	—	157	291,209
Other comprehensive (loss) income, net of tax	—	—	—	(48,248)	468	(47,780)
Stock-based compensation and dividends, net	—	9,649	(40)	—	—	9,609
Reclassification to temporary equity	—	(10,563)	—	—	—	(10,563)
Repurchase of common stock	—	(932)	(1,631)	—	—	(2,563)
Cash dividends paid	—	—	(60,000)	—	—	(60,000)
Balance at November 27, 2016	$375	$1,445	$935,049	$(427,314)	$2,220	$511,775

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$291,209	$209,891	$104,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,878	102,044	109,474
Asset impairments	4,100	2,616	6,531
Gain on disposal of assets	(6,058)	(8,626)	(197)
Unrealized foreign exchange (gains) losses	(5,853)	(371)	5,392
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(17,175)	(14,720)	6,184
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement losses	14,991	16,983	45,787
Noncash loss on extinguishment of debt, net of write-off of unamortized debt issuance costs	—	3,448	5,103
Noncash restructuring charges	—	658	3,347
Amortization of premium, discount and debt issuance costs	2,576	2,150	2,331
Stock-based compensation	9,333	15,137	12,441
Allowance for doubtful accounts	2,195	1,875	662
Deferred income taxes	66,078	58,386	(28,177)
Change in operating assets and liabilities:
Trade receivables	6,150	4,060	(51,367)
Inventories	(121,379)	28,566	(6,184)
Other current assets	(22,944)	(3,061)	5,377
Other non-current assets	(9,103)	(21,375)	1,509
Accounts payable and other accrued liabilities	43,040	(80,224)	(28,871)
Restructuring liabilities	(17,290)	(36,711)	66,574
Income tax liabilities	7,653	(9,680)	19,224
Accrued salaries, wages and employee benefits and long-term employee related benefits	(49,880)	(44,714)	(42,878)
Other long-term liabilities	5,029	(10,902)	(3,740)
Other, net	—	2,902	78
Net cash provided by operating activities	306,550	218,332	232,909
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(102,950)	(102,308)	(73,396)
Proceeds from sale of assets	17,427	9,026	8,049
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	17,175	14,720	(6,184)
Acquisitions, net of cash acquired	—	(2,271)	(318)
Net cash used for investing activities	(68,348)	(80,833)	(71,849)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	500,000	—
Repayments of long-term debt and capital leases	(39,641)	(528,104)	(395,853)
Proceeds from senior revolving credit facility	180,000	345,000	265,000
Repayments of senior revolving credit facility	(279,000)	(346,000)	(165,000)
Proceeds from short-term credit facilities	29,154	23,936	24,372
Repayments of short-term credit facilities	(18,219)	(21,114)	(24,000)
Other short-term borrowings, net	13,475	(12,919)	(10,080)
Debt issuance costs	—	(4,605)	(2,684)
Change in restricted cash, net	2,967	1,615	1,060
Repurchase of common stock	(2,563)	(4,175)	(5,314)
Excess tax benefits from stock-based compensation	278	1,471	826
Dividend to stockholders	(60,000)	(50,000)	(30,003)
Net cash used for financing activities	(173,549)	(94,895)	(341,676)
Effect of exchange rate changes on cash and cash equivalents	(7,661)	(22,288)	(10,387)
Net increase (decrease) in cash and cash equivalents	56,992	20,316	(191,003)
Beginning cash and cash equivalents	318,571	298,255	489,258
Ending cash and cash equivalents	$375,563	$318,571	$298,255

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$19,903	$23,958	$19,728

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$67,052	$77,907	$110,029
Cash paid for income taxes during the period, net of refunds	57,148	61,456	60,525
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2016 and 2015 were 52-week years, ending on November 27, 2016, and November 29, 2015, respectively. Fiscal 2014 was a 53-week year ending on November 30, 2014. Each quarter of fiscal years 2016, 2015 and 2014 consists of 13 weeks, with the exception of the fourth quarter of 2014, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Out-of-period Adjustments
The Company's results for the year ended November 30, 2014, include out-of-period adjustments which decreased income before income taxes and net income by $1.3 million and $6.9 million, respectively. These adjustments were comprised of $1.3 million of pre-tax items, principally related to duty accruals, and $5.6 million of additional tax expense, all associated with prior years. Management has evaluated these items in relation to year ended November 30, 2014, as well as the periods in which they originated, and believes these items are immaterial to both the consolidated quarterly and annual financial statements.
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
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
Goodwill and Other Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company's 2009 acquisitions. Goodwill is not amortized. Intangible assets are comprised of owned trademarks with indefinite useful lives which are not being amortized and acquired contractual rights. The amortization of these intangible assets is included in "Selling, general, and administrative expenses" in the Company's consolidated statements of income.
Impairment
The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company qualitatively assesses goodwill and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal 2016, the Company performed this analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill or other non-amortized intangible asset for impairment.
If goodwill is not qualitatively assessed or if goodwill is qualitatively assessed and it is determined it is not more likely than not that the reporting unit’s fair value is greater than its carrying amount, a two-step quantitative approach is utilized. In the first step, the Company compares the carrying value of the reporting unit or applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.
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
Debt Issuance Costs
The Company capitalizes debt issuance costs on its senior revolving credit facility, which are included in "Other non-current assets" on the Company's consolidated balance sheets. Capitalized debt issuance costs on the Company's unsecured long-term debt are presented as a reduction to the debt outstanding on the Company's consolidated balance sheets. The unsecured long-term debt issuance costs are generally amortized utilizing the effective interest method whereas the senior revolving credit facility issuance costs are amortized utilizing the straight-line method. Amortization of debt issuance costs is included in "Interest expense" in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
Deferred Rent
The Company is obligated under operating leases of property for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. Rental expense relating to operating leases are recognized on a straight-line basis over the lease term after consideration of lease incentives and scheduled rent escalations beginning as of the date the Company takes physical possession or control of the property. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities included in "Other accrued liabilities" and "Other long-term liabilities" on the consolidated balance sheets.
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 27, 2016 and November 29, 2015.
The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value since they are short term in nature. The Company has estimated the fair value of its other financial instruments using the market and income approaches. Rabbi trust assets and forward foreign exchange contracts are carried at their fair values. The Company's debt instruments are carried at historical cost and adjusted for amortization of premiums, discounts, or deferred financing costs, foreign currency fluctuations and principal payments.
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
At the end of 2015, the Company elected to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense. Under the spot-rate approach, the interest cost is calculated by applying interest to the discounted cash flow expected at each payment date. The interest is determined using the same spot rate along the yield curve that was used to determine the present value of the associated payment. This approach was used to recognize the 2016 expense. Prior to 2016, all plans with a yield curve available for discount rate setting purposes used a single weighted-average rate.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Employee Incentive Compensation
The Company maintains short-term and long-term employee incentive compensation plans. Provisions for employee incentive compensation are recorded in "Accrued salaries, wages and employee benefits" and "Long-term employee related benefits" on the Company's consolidated balance sheets. The Company accrues the related compensation expense over the period of the plan and changes in the liabilities for these incentive plans generally correlate with the Company's financial results and projected future financial performance.
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
The Company's common stock is not listed on any established stock exchange. Accordingly, the stock's fair value is based upon a valuation performed by an independent third-party, Evercore Group LLC (“Evercore”) and approved by the Company's board of directors (the "Board"). Determining the fair value of the Company's stock requires complex judgments. The valuation process includes comparison of the Company's historical and estimated future financial results with selected publicly-traded companies and application of a discount for the illiquidity of the stock to derive at the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value of awards.
The fair value of equity awards granted to directors is based on the fair value of the common stock at the date of grant. The fair value of equity awards granted to employees is estimated on the date of grant based on the Black-Scholes option pricing model, unless the awards are subject to market conditions, in which case the Company utilizes the Monte Carlo simulation model. The fair value of liability awards granted to employees is based on the fair value of the Company's common stock at each quarter end.
The Black-Scholes option pricing model and the Monte Carlo simulation model require the input of highly subjective assumptions including volatility. Due to the fact that the Company's common stock is not publicly traded, the computation of expected volatility is based on the average of the historical and implied volatilities over the expected life of the awards, of a representative peer group of publicly-traded entities. Other assumptions include expected life, risk-free rate of interest and dividend yield. For equity awards with a service condition, the expected life is derived based on historical experience and expected future post-vesting termination and exercise patterns. For equity awards with a performance condition, the expected life is computed using the simplified method until historical experience is available. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.
Due to the job function of the award recipients, the Company has included stock-based compensation cost in "Selling, general and administrative expenses" in the consolidated statements of income.
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
Derivative Financial Instruments and Hedging Activities
The Company recognizes all derivatives as assets and liabilities at their fair values, which are included in "Other current assets", "Other non-current assets" or "Other accrued liabilities" on the Company's consolidated balance sheets. The Company uses derivatives to manage exposures that are sensitive to changes in market conditions, such as foreign currency risk. Additionally, some of the Company's contracts contain provisions that are accounted for as embedded derivative instruments. The Company does not designate its derivative instruments for hedge accounting; changes in the fair values of these instruments

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

are recorded in "Other income (expense), net" in the Company's consolidated statements of income. The non-derivative instruments the Company designates and that qualify for hedge accounting treatment hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other income (expense), net" in the Company's consolidated statements of income. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
Foreign Currency
The functional currency for most of the Company's foreign operations is the applicable local currency. For those operations, assets and liabilities are translated into U.S. Dollars using period-end exchange rates; income and expenses are translated at average monthly exchange rates; and equity accounts are translated at historical rates. Net changes resulting from such translations are recorded as a component of translation adjustments in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets.
Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Unrealized gains or losses arising from the remeasurement of these balances are recorded in "Other income (expense), net" in the Company's consolidated statements of income. In addition, at the settlement date of foreign currency transactions, the realized foreign currency gains or losses are recorded in "Other income (expense), net" in the Company's consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.
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
Net sales to the Company's ten largest customers totaled approximately 30% of net revenues for 2016, and 31% of net revenues for both 2015 and 2014. No customer represented 10% or more of net revenues in any of these years.
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
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2016, 2015 and 2014, total advertising expense was $284.0 million, $276.4 million and $272.8 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $168.3 million, $159.7 million, and $168.7 million for 2016, 2015 and 2014, respectively.
Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB Accounting Standards Updates (“ASU”), have been grouped by their required effective dates for the Company:
First Quarter of 2018

•
ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," clarifies that, for inventories measured at the lower of cost and net realizable value, net realizable value should be determined based on the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company does not anticipate that the adoption of this new accounting standard will have a material impact on its consolidated financial statements.

•
ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)" simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

First Quarter of 2019

•
ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ("ASU 2015-14"). The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year. Additional ASUs have been issued that are part of the overall new revenue guidance including: ASU No. 2016-08: "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU No. 2016-10: "Identifying Performance Obligations and Licensing" and ASU 2016-12: "Narrow Scope Improvements and Practical Expedients". The Company is currently assessing the impact that adopting these new revenue accounting standards will have on its consolidated financial statements.

•
ASU No. 2016-04, "Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products" aligns recognition of prepaid stored-value product financial liabilities (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

•
ASU No. 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" designates the appropriate cash flow classification for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. In certain circumstances, transactions may require bifurcation to appropriately allocate components among operating, investing and financing activities. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

•
ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recorded when the transfer occurs. Under this guidance, current income taxes and deferred income taxes will move when assets (such as intellectual property and property, plant and equipment) are transferred between consolidated subsidiaries. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

•
ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

First Quarter of 2020

•
ASU No. 2016-02, "Leases (Topic 842)" requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a twelve month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

First Quarter of 2021

•
ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. This will result in the more timely recognition of losses. ASU No. 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and employee benefit plans’ accounting.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment (“PP&E”) were as follows:

	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Land	$8,178	$13,180
Buildings and leasehold improvements	379,217	384,228
Machinery and equipment	407,527	393,806
Capitalized internal-use software	418,493	378,643
Construction in progress	36,778	31,985
Subtotal	1,250,193	1,201,842
Accumulated depreciation	(856,588)	(811,013)
PP&E, net	$393,605	$390,829
Depreciation expense for the years ended November 27, 2016, November 29, 2015, and November 30, 2014, was $103.7 million, $99.8 million and $106.5 million, respectively.
NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 27, 2016, and November 29, 2015, were as follows:

	Americas	Europe	Asia	Total
	(Dollars in thousands)
Balance, November 30, 2014	$207,419	$29,937	$1,565	$238,921
Additions	424	137	—	561
Foreign currency fluctuation	(27)	(4,050)	(364)	(4,441)
Balance, November 29, 2015	207,816	26,024	1,201	235,041
Additions	—	—	—	—
Foreign currency fluctuation	(93)	(683)	15	(761)
Balance, November 27, 2016	$207,723	$25,341	$1,216	$234,280

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Other intangible assets, net, were as follows:

	November 27, 2016			November 29, 2015
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	2,843	(2,640)	203	6,954	(6,347)	607
Customer lists	—	—	—	15,915	(15,915)	—
Total	$45,586	$(2,640)	$42,946	$65,612	$(22,262)	$43,350
For the years ended November 27, 2016, November 29, 2015, and November 30, 2014, amortization of these intangible assets was $0.2 million, $2.1 million and $2.8 million, respectively. The amortization of these intangible assets in the succeeding fiscal years is immaterial.
As of November 27, 2016, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 27, 2016			November 29, 2015
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$27,131	$27,131	$—	$26,013	$26,013	$—
Forward foreign exchange contracts, net(3)	23,267	—	23,267	27,131	—	27,131
Total	$50,398	$27,131	$23,267	$53,144	$26,013	$27,131
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$5,533	$—	$5,533	$7,809	$—	$7,809
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 27, 2016		November 29, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
Senior revolving credit facility	$—	$—	$99,020	$99,020
4.25% Yen-denominated Eurobonds due 2016(1)	—	—	32,736	33,593
6.875% senior notes due 2022(1)	527,102	550,700	527,715	570,355
5.00% senior notes due 2025(1)	483,735	480,121	482,145	480,945
Short-term borrowings	39,009	39,009	15,996	15,996
Total	$1,049,846	$1,069,830	$1,157,612	$1,199,909
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows and selected assets or liabilities without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company had designated a portion of its outstanding Yen-denominated Eurobonds as a net investment hedge to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 27, 2016, the Company had forward foreign exchange contracts to buy $674.9 million and to sell $364.9 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2018.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 27, 2016			November 29, 2015
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$30,160	$(6,893)	$23,267	$31,808	$(4,677)	$27,131
Forward foreign exchange contracts(2)	1,481	(7,014)	(5,533)	253	(8,062)	(7,809)
Total	$31,641	$(13,907)		$32,061	$(12,739)
Non-derivatives designated as hedging instruments
Yen-denominated Eurobonds	$—	$—		$—	$(7,832)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The Company's over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis and are offset accordingly. The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 27, 2016			November 29, 2015
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$29,240	$(8,374)	$20,866	$30,837	$(4,930)	$25,907
Financial liabilities	(10,365)	8,374	(1,991)	(7,599)	4,930	(2,669)
Total			$18,875			$23,238
Embedded derivative contracts
Financial assets	$2,401	$—	$2,401	$1,224	$—	$1,224
Financial liabilities	(3,542)	—	(3,542)	(5,140)	—	(5,140)
Total			$(1,141)			$(3,916)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(18,982)	$2,627	$965	$3,767
Euro senior notes	(15,751)	(15,751)	—	—	—
Cumulative income taxes	12,168	11,849
Total	$(18,757)	$(18,247)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized	$17,175	$14,720	$(6,184)
Unrealized	(1,315)	19,386	(4,920)
Total	$15,860	$34,106	$(11,104)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 6: DEBT

	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Long-term debt
Unsecured:
6.875% senior notes due 2022	$524,396	524,807
5.00% senior notes due 2025	481,860	480,131
Total unsecured	1,006,256	1,004,938
Total long-term debt	$1,006,256	$1,004,938
Short-term debt and current maturities of long-term debt
Secured:
Senior revolving credit facility	$—	$99,000
Unsecured:
Current maturities of 4.25% Yen-denominated Eurobonds due 2016	—	32,625
Short-term borrowings	38,922	15,978
Total short-term debt and current maturities of long-term debt	$38,922	$147,603
Total debt	$1,045,178	$1,152,541
Senior Revolving Credit Facility
The Company is a party to a credit agreement for a senior secured revolving credit facility. The credit facility provides for an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of accounts receivable and inventory in the United States and Canada, as further described below.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. The current maturity date of the credit facility is March 21, 2019. Of the maximum availability of $850.0 million, $350.0 million is secured by the U.S. Levi’s® trademarks. The interest rate for borrowing under the credit facility is LIBOR plus 125 to 200 basis points, depending on borrowing base availability, and the range of the rate for undrawn availability is 25 to 30 basis points (depending on the Company’s credit ratings). Upon the maturity date, all of the obligations outstanding under the credit agreement become due.
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $784.3 million at November 27, 2016, as the Company’s total availability of $838.0 million, based on the collateral levels discussed above, was reduced by $53.7 million of letters of credit and other credit usage allocated under the facility. The $53.7 million was comprised of $2.4 million of other credit usage and $51.3 million of stand-by letters of credit with various international banks which serve as guarantees to cover U.S. workers' compensation claims and the working capital requirements for certain subsidiaries, primarily India.
Guarantees and security.  The Company's obligations under the credit agreement are guaranteed by its domestic subsidiaries. The obligations under the agreement are secured by specified domestic assets, including certain U.S. trademarks associated with the Levi's® brand and accounts receivable, goods and inventory in the United States. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the credit agreement are secured by Canadian accounts receivable, goods, inventory and other Canadian assets. The lien on the U.S. Levi's® trademarks and related intellectual property may be released at the Company's discretion so long as it meets certain conditions; such release would reduce the borrowing base.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
Yen-denominated Eurobonds due 2016
In 1996, the Company issued ¥20 billion principal amount Eurobonds (equivalent to approximately $180.0 million at the time of issuance) due in November 2016, with interest payable at 4.25% per annum. The Company repurchased a portion of the Yen-denominated Eurobonds due 2016 in May 2010, and again in May 2012. The remaining balance was repaid at maturity in November 2016.
Senior Notes due 2020
The Company issued $525.0 million in aggregate principal amount of 7.625% senior notes due 2020 (the “Senior Notes due 2020”) to qualified institutional buyers in May 2010 which were later exchanged for notes in an exchange offer registered under the Securities Act of 1933, as amended (the "Securities Act").
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
Senior Notes due 2022
Principal, interest and maturity. On May 8, 2012, the Company issued $385.0 million in aggregate principal amount of 6.875% senior notes due 2022 (the "Original Senior Notes due 2022") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act.
On March 14, 2013, the Company issued an additional $140.0 million in 6.875% senior notes due 2022 (the "Additional Senior Notes due 2022") to qualified institutional buyers in compliance with the Securities Act, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act (the Additional Senior Notes due 2022 along with the Original Senior Notes due 2022, hereinafter referred to as the "Senior Notes due 2022"). The Additional Senior Notes due 2022 were offered at a premium of $11.2 million, which will be amortized as a reduction to interest expense over the term of the notes. Costs of approximately $2.6 million associated with the issuance of the Additional Senior Notes due 2022, representing underwriting fees and other expenses, are also amortized to interest expense over the term of the notes.
The notes are unsecured obligations that rank equally with all of the Company's other existing and future unsecured and unsubordinated debt. The Senior Notes due 2022 mature on May 1, 2022. Interest on the notes is payable semi-annually in arrears on May 1 and November 1.
The Company may redeem some or all of the Senior Notes due 2022 prior to May 1, 2017, at a price equal to 100% of the principal amount plus accrued and unpaid interest and a "make-whole" premium. On or after May 1, 2017, the Company may

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, are amortized to interest expense over the term of the notes.
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
Issuance of Senior Notes due 2025
Principal, interest, and maturity. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the "Senior Notes due 2025") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2025 will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2015. The Company may redeem some or all of the Senior Notes due 2025 prior to May 1, 2020, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to May 1, 2018, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Senior Notes due 2025 with the proceeds of certain equity offerings at a redemption price of 105% of the principal amount of the Senior Notes due 2025, plus accrued and unpaid interest, if any, to the date of redemption. The Company recorded a discount of $13.9 million in conjunction with the issuance of the Senior Notes due 2025, related to tender and redemption premiums paid to certain holders of the Senior Notes due 2020 who participated in the issuance of the Senior Notes due 2025, which will be amortized to interest expense over the term of the notes. Costs of approximately $6.9 million associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
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
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
Loss on Early Extinguishment of Debt
For the year ended November 29, 2015, the Company recorded a loss of $14.0 million on early extinguishment of debt, comprised of tender and redemption premiums of $7.5 million, and the write-off of $3.5 million of unamortized debt issuance costs, and $3.0 million of other costs.
For the year ended November 30, 2014, the Company recorded a loss of $20.3 million on early extinguishment of debt as a result of our debt refinancing activities during 2014. The loss was comprised of redemption premiums of $15.2 million and the write-off of $5.1 million of unamortized debt issuance costs.
Principal Payments on Short-term and Long-term Debt
The table below sets forth, as of November 27, 2016, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount) for the next five fiscal years and thereafter.

(Dollars in thousands)
2017	$38,922
2018	—
2019	—
2020	—
2021	—
Thereafter	1,018,591
Total future debt principal payments	$1,057,513
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2016, 2015 and 2014 was 6.37%, 6.72% and 7.58%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized bank fees and underwriting fees, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 15. As of November 27, 2016, and at the time the dividends were paid, the Company met the requirements of its debt instruments.
Subsidiaries of the Company that are not wholly-owned subsidiaries and that are "restricted subsidiaries" under the Company’s indentures are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company or a restricted subsidiary that is the parent of the restricted subsidiary of dividends or distributions of greater value than it would receive on a pro rata basis.
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict (in each case subject to certain exceptions) the Company or any restricted subsidiary from entering into any arrangements that would restrict the payment of dividends or of any obligation owed by the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

restricted subsidiary to the Company or any other restricted subsidiary, the making of any loans or advances to the Company or any other restricted subsidiary, or transferring any of its property to the Company or any other restricted subsidiary.

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
Covenants.  The Company's long-term debt agreements contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its, and its subsidiaries', ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information, see Note 6. As of November 27, 2016, the Company was in compliance with all of these covenants.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 8: EMPLOYEE BENEFIT PLANS
Pension plans.  The Company has several non-contributory defined benefit retirement plans covering eligible employees. Plan assets are invested in a diversified portfolio of securities including stocks, bonds, cash equivalents and other alternative investments including real estate investment trust funds. Benefits payable under the plans are based on years of service, final average compensation, or both. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations.
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
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,194,365	$1,289,337	$117,740	$134,084
Service cost	8,234	8,352	200	251
Interest cost(1)	37,819	47,179	3,223	4,588
Plan participants' contribution	484	534	4,172	4,512
Actuarial loss (gain)(2)	33,948	(56,352)	5,556	(5,918)
Net curtailment loss	119	300	—	—
Impact of foreign currency changes	(15,435)	(21,306)	—	—
Plan settlements(3)	(417)	(4,145)	—	—
Special termination benefits	—	—	—	—
Net benefits paid	(67,183)	(69,534)	(18,440)	(19,777)
Benefit obligation at end of year	$1,191,934	$1,194,365	$112,451	$117,740

Change in plan assets:
Fair value of plan assets at beginning of year	838,551	878,823	—	—
Actual return on plan assets(4)	49,986	10,185	—	—
Employer contribution	31,147	36,151	14,268	15,265
Plan participants' contributions	484	534	4,172	4,512
Plan settlements(3)	(417)	(4,145)	—	—
Impact of foreign currency changes	(15,246)	(13,463)	—	—
Net benefits paid	(67,183)	(69,534)	(18,440)	(19,777)
Fair value of plan assets at end of year	837,322	838,551	—	—
Unfunded status at end of year	$(354,612)	$(355,814)	$(112,451)	$(117,740)
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

(2)
Actuarial losses in 2016 in the Company's pension benefit plans resulted from changes in discount rate assumptions. Actuarial gains in 2015 in the Company's pension benefit plans resulted from changes in mortality and discount rate assumptions, primarily for the Company's U.S. plans. Changes in financial markets during 2016 and 2015, including a decrease and increase, respectively, in corporate bond yield indices, resulted in an increase and decrease in benefit obligations, respectively.

(3)	The decrease in pension plan settlements in 2016 was primarily due to 2015 settlement activity that continued to reflect impacts from restructuring.

(4)
The increase in return on plan assets in 2016 was primarily due to better-than-expected asset performance, as compared to the poor investment performance in 2015, of U.S. and international equity securities.

Amounts recognized in the Company's consolidated balance sheets as of November 27, 2016, and November 29, 2015, consist of the following:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
	(Dollars in thousands)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost	$5,555	$8,842	$—	$—
Accrued benefit liability – current portion	(9,142)	(9,044)	(11,485)	(12,500)
Accrued benefit liability – long-term portion	(351,025)	(355,612)	(100,966)	(105,240)
	$(354,612)	$(355,814)	$(112,451)	$(117,740)

Accumulated other comprehensive loss:
Net actuarial loss	$(385,942)	$(365,657)	$(28,665)	$(26,076)
Net prior service benefit	420	471	—	—
	$(385,522)	$(365,186)	$(28,665)	$(26,076)
The accumulated benefit obligation for all defined benefit plans was $1.2 billion and $1.2 billion at November 27, 2016, and November 29, 2015, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2016	2015
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,079,316	$1,053,493
Aggregate fair value of plan assets	725,830	694,440

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,086,842	$1,087,588
Aggregate fair value of plan assets	726,675	722,931

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$8,234	$8,352	$8,397	$200	$251	$255
Interest cost(1)	37,819	47,179	54,958	3,223	4,588	5,199
Expected return on plan assets	(48,422)	(50,825)	(55,521)	—	—	—
Amortization of prior service benefit	(61)	(61)	(53)	—	—	(5)
Amortization of actuarial loss	12,036	12,578	10,932	2,967	4,511	4,201
Curtailment (gain) loss	(140)	656	2,614	—	—	733
Special termination benefit	—	—	35	—	—	—
Net settlement loss (gain)	49	(45)	30,558	—	—	—
Net periodic benefit cost	9,515	17,834	51,920	6,390	9,350	10,383
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)	32,187	(15,228)	92,544	5,556	(5,918)	6,453
Amortization of prior service benefit	61	61	53	—	—	5
Amortization of actuarial loss	(12,036)	(12,578)	(10,932)	(2,967)	(4,511)	(4,201)
Curtailment gain (loss)	173	(656)	113	—	—	—
Net settlement (loss) gain	(49)	45	(30,712)	—	—	—
Total recognized in accumulated other comprehensive loss	20,336	(28,356)	51,066	2,589	(10,429)	2,257
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$29,851	$(10,522)	$102,986	$8,979	$(1,079)	$12,640
_____________

(1)	The decrease in interest cost is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.
The amounts that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2017 for the Company's defined benefit pension and postretirement benefit plans are expected to be $13.4 million and $1.3 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.0%	3.8%	4.6%	3.8%	3.6%	4.2%
Expected long-term rate of return on plan assets	5.9%	5.9%	6.3%
Rate of compensation increase	3.4%	3.4%	3.7%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.8%	4.0%	3.8%	3.7%	3.8%	3.6%
Rate of compensation increase	3.4%	3.4%	3.4%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				6.4%	6.4%	7.0%
Rate trend to which the cost trend is assumed to decline				4.4%	4.4%	4.5%
Year that rate reaches the ultimate trend rate				2038	2038	2028
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
Health care cost trend rate assumptions are not a significant input in the calculation of the amounts reported for the Company's postretirement benefits plans. A one percentage-point change in assumed health care cost trend rates would have no significant effect on the total service and interest cost components or on the postretirement benefit obligation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 27, 2016
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$2,676	$2,676	$—	$—
Equity securities(1)
U.S. large cap	190,811	—	190,811	—
U.S. small cap	37,434	—	37,434	—
International	144,241	—	144,241	—
Fixed income securities(2)	395,995	—	395,995	—
Other alternative investments
Real estate(3)	53,783	—	53,783	—
Private equity(4)	1,344	—	—	1,344
Hedge fund(5)	7,337	—	7,337	—
Other(6)	3,701	—	3,701	—
Total investments at fair value	$837,322	$2,676	$833,302	$1,344

	Year Ended November 29, 2015
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$1,706	$1,706	$—	$—
Equity securities(1)
U.S. large cap	185,526	—	185,526	—
U.S. small cap	31,935	—	31,935	—
International	133,298	—	133,298	—
Fixed income securities(2)	415,228	—	415,228	—
Other alternative investments
Real estate(3)	58,364	—	58,364	—
Private equity(4)	1,720	—	—	1,720
Hedge fund(5)	7,488	—	7,488	—
Other(6)	3,286	—	3,286	—
Total investments at fair value	$838,551	$1,706	$835,125	$1,720
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The fair value of plan assets are composed of U.S. plan assets of $697.4 million and non-U.S. plan assets of $139.9 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

Fiscal year	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2017	$65,722	$14,237	$79,959
2018	66,084	13,338	79,422
2019	65,849	12,799	78,648
2020	66,539	12,282	78,821
2021	67,646	11,528	79,174
2022-2024	350,466	46,026	396,492
At November 27, 2016, the Company's contributions to its pension plans in 2017 were estimated to be approximately $53.2 million.
NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 27, 2016, November 29, 2015, and November 30, 2014, were $12.0 million, $11.5 million and $12.1 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 27, 2016, November 29, 2015, and November 30, 2014 were $68.3 million, $65.7 million and $68.3 million, respectively. Total amounts accrued for this plan as of November 27, 2016, and November 29, 2015 were $68.5 million and $69.9 million, respectively.
Long-Term Incentive Plans
2016 Equity Incentive Plan (“EIP”). In July 2006, the Board adopted, and the stockholders approved, the EIP. The EIP was subsequently amended in 2011 and 2014 and then amended and restated by the Board of Directors and approved by the stockholders in April 2016. For more information on this plan, see Note 11.
Cash Long-Term Incentive Plan (“LTIP”).  The Company established a long-term cash incentive plan effective at the beginning of 2005. Executive officers are not participants in this plan. Performance will be measured at the end of a three-year period based on the Company's performance against the following pre-established targets: (i) the target compound annual growth rate in the Company's net revenues over the three-year period; and (ii) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes. Beginning in 2015, the Company introduced an additional target: total shareholder return over the three-year period relative to an expanded peer group. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against the pre-established targets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The Company recorded expense for the LTIP of $4.9 million, $4.3 million, and $2.3 million for the years ended November 27, 2016, November 29, 2015, and November 30, 2014, respectively. As of November 27, 2016, and November 29, 2015, the Company had accrued a total of $10.2 million and $8.8 million, respectively, for the LTIP.
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $20.3 million, $25.6 million and $24.8 million, and related income tax benefits of $7.8 million, $9.8 million and $9.6 million, respectively, for the years ended November 27, 2016, November 29, 2015 and November 30, 2014, respectively. As of November 27, 2016, there was $37.6 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.14 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2016 Equity Incentive Plan
In April 2016, the Company amended, restated and renamed the 2006 Equity Incentive Plan to the 2016 Equity Incentive Plan ("EIP"). Under the Company's EIP, a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and cash or equity settled performance awards may be granted. The aggregate number of shares of common stock authorized for issuance under the EIP is 8,000,000 shares. At November 27, 2016, 2,906,683 shares remained available for issuance.
Under the EIP, stock awards have a maximum contractual term of ten years and generally must have an exercise price at least equal to the fair market value of the Company's common stock on the grant date. Awards generally vest according to terms determined at the time of grant, or as otherwise determined by the Board in its discretion.
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
Only non-employee members of the Board have received RSUs. Each recipient's vested RSUs are converted to a share of common stock six months after their discontinuation of service with the Company. The RSUs additionally have “dividend equivalent rights,” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
Shares of common stock will be issued from the Company's authorized but unissued shares and are subject to the Stockholders Agreement that governs all shares.
Shares of common stock issued under the EIP contain certain repurchase rights, which may be exercised only with respect to shares of the Company's common stock that have been held by a participant for at least six months following their issuance date. The holder is exposed to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards, and are reported in "Stockholders' equity" in the accompanying consolidated balance sheets.
Temporary equity. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the balance sheet outside permanent equity. Accordingly, "Temporary equity" on the face of the accompanying consolidated balance sheets includes the portion of the intrinsic value of these awards generally relating to the elapsed service period since the grant date as well as the fair value of common stock issued pursuant to the EIP. The increase in temporary equity from the year ended November 29, 2015 to November 27, 2016, was primarily due additional vesting of performance awards and service awards.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. Beginning in 2013, the Company issued cliff vesting performance awards ("performance-based SARs") to align with the achievement of three-year financial performance goals. SARs activity during the year ended November 27, 2016 was as follows:

	Service SARs			Performance-based SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 29, 2015	2,669	$47.02	4.3	1,228	$54.96	5.0
Granted	629	62.27		419	62.27
Exercised	(71)	46.80		(45)	42.44
Forfeited	(106)	64.88		(92)	68.32
Expired	(19)	74.05		—	—
Canceled/Performance adjusted	—	—		(308)	40.43
Outstanding at November 27, 2016	3,102	$49.35	3.9	1,202	$60.68	5.0
Vested and expected to vest at November 27, 2016	3,028	$48.96	3.8	1,040	$59.96	4.9
Exercisable at November 27, 2016	1,902	$38.63	2.8	263	$40.09	3.3
SARs with service conditions ("service SARs") vest from three-and-a-half to four years, and have maximum contractual lives ranging from seven to ten years. The performance-based SARs vest at varying unit amounts, up to 150% of those awarded, based on the attainment of certain three-year cumulative performance goals and have maximum contractual lives of seven years. The total intrinsic value of service SARs exercised during the year ended November 27, 2016, and November 29, 2015, was $1.4 million and $4.7 million, respectively. The total intrinsic value of performance SARs exercised during the year ended November 27, 2016 was $1.0 million. The total fair value of service SARs vested as of November 27, 2016, and November 29, 2015, was $54.0 million and $51.8 million, respectively. The total fair value of performance SARs vested as of November 27, 2016 was $7.1 million. Unrecognized future compensation costs as of November 27, 2016 of $12.9 million for service SARs and $6.0 million for performance-based SARs are expected to be recognized over weighted-average periods of 2.69 years and 1.99 years, respectively. The Company believes it is probable that the performance-based SARs will vest.
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model, unless the awards were subject to market conditions, in which case the Company utilized the Monte Carlo simulation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted			Performance-based SARs Granted
	2016	2015	2014	2016	2015	2014
Weighted-average grant date fair value	$15.74	$18.24	$14.62	$15.94	$18.73	$15.75

Weighted-average assumptions:
Expected life (in years)	4.8	4.7	4.7	5.0	5.0	5.0
Expected volatility	36.4%	31.8%	31.8%	36.3%	31.8%	33.1%
Risk-free interest rate	1.1%	1.2%	1.5%	1.1%	1.3%	1.6%
Expected dividend	2.5%	1.6%	1.2%	2.5%	1.6%	1.2%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The weighted-average grant date fair value of SARs subject to market conditions was estimated using a Monte Carlo simulation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	Performance-based SARs Granted
	2016	2015	2014
Weighted-average grant date fair value	$20.56	$21.41	$22.63

Weighted-average assumptions:
Expected life (in years)	4.8	4.8	4.8
Expected volatility	36.5%	30.1%	33.0%
Risk-free interest rate	1.5%	1.6%	2.2%
Expected dividend	2.6%	1.8%	1.0%
RSUs. The Company grants RSUs to certain members of its Board. RSU activity during the year ended November 27, 2016 was as follows:

	Units	Weighted-Average Fair Value
	(Units in thousands)
Outstanding at November 29, 2015	66	$58.51
Granted	23	67.95
Converted	(13)	61.47
Outstanding, vested and expected to vest at November 27, 2016	76	$60.90
The weighted-average grant date fair value of RSUs was estimated using the Evercore stock valuation. The total fair value of RSUs outstanding, vested and expected to vest as of November 27, 2016, and November 29, 2015, was $5.1 million and $4.5 million, respectively.
RSUs vest in a series of three equal installments at thirteen months, twenty-four months and thirty-six months following the date of grant. However, if the recipient's continuous service terminates for a reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination.
Liability Awards
Cash settled liability awards provide long-term incentive compensation for select levels of the Company’s management. The common stock values used in the determination of the cash settled awards and payouts are approved by the Board based on the Evercore stock valuation. Unvested awards are subject to forfeiture upon termination of employment, but are subject in some cases to early vesting upon specified events, as defined in the agreement. From 2008 through 2012, the Company's Total Shareholder Return Plan (“TSRP”) provided grants of units that vest over a three-year performance period. Upon vesting of a TSRP unit, the participant would receive a cash payout in an amount equal to the excess of the per-share value of the Company's common stock at the end of the three-year performance period over the per-share value at the date of grant. In 2013, the Company replaced the TSRP with the Phantom Restricted Stock Unit Plan (“PRSU”). The PRSU provides for grants of units, with actual number of units vesting subject to a minimum and maximum, based on the fair value of the common stock at the end of a three-year performance period. Upon vesting of a PRSU unit, the participant will receive a cash payout in an amount equal to the vested units multiplied by the fair value of the Company’s common stock at the end of the three-year performance period. Unrecognized future compensation cost as of November 27, 2016, for PRSUs is $18.7 million and is expected to be recognized over a weighted-average period of 1.81 years. The Company believes it is probable that the liability awards will vest.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Liability award activity during the year ended November 27, 2016 was as follows:

	PRSUs
	Units	Weighted-Average Exercise Price	Weighted-Average Fair Value At Period End

Outstanding at November 29, 2015	626	$57.92	$68.00
Granted	334	61.94
Vested	(245)	38.40
Performance adjustment of PRSU	(6)	111.34
Forfeited	(70)	67.58
Outstanding at November 27, 2016	639	$65.92	$67.00
Expected to vest at November 27, 2016	560	$66.09	$67.00
Exercisable at November 27, 2016	—	$—	$—
The total intrinsic value of PRSU awards exercised during the year ended November 27, 2016 was $15.8 million. The weighted-average fair value of PRSUs at the grant date was estimated using the Evercore stock valuation while the PRSUs fair value at November 27, 2016, was estimated using an internally derived calculation consistent with Evercore’s calculation methodology.
As of November 29, 2015, there were no TSRP awards outstanding, vested or expected to vest, due to the replacement of the TSRP with the PRSU. The total intrinsic value of TSRPs exercised during the years ended November 29, 2015 and November 30, 2014 was $5.6 million and $3.5 million, respectively. The total fair value of TSRPs vested as of November 30, 2014 was $6.9 million. The weighted-average fair value of TSRPs at November 30, 2014, was estimated using the Black-Scholes option valuation model. The weighted-average assumptions used in the TSRPs Black-Scholes model were as follows:

November 30, 2014
Weighted-average assumptions:
Expected life (in years)	0.1
Expected volatility	27.3%
Risk-free interest rate	—
Expected dividend	1.2%
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003.  The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 27, 2016, and November 29, 2015, these plan liabilities totaled $23.6 million and $24.2 million, respectively, of which $0.9 million and $1.5 million was included in "Accrued salaries, wages and employee benefits" as of November 27, 2016, and November 29, 2015, respectively. The Company held funds of approximately $27.1 million and $26.0 million in an irrevocable grantor's rabbi trust as of November 27, 2016, and November 29, 2015, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in "Other current assets" or "Other non-current assets" on

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.
Deferred compensation plan for executives, prior to January 1, 2003.  The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 27, 2016, and November 29, 2015, liabilities for this plan totaled $32.2 million and $35.1 million, respectively, of which $4.5 million and $3.8 million, respectively, was included in “Accrued salaries, wages and employee benefits” on the Company's consolidated balance sheets.
Interest earned by the participants in deferred compensation plans was $2.5 million, $1.9 million and $5.3 million for the years ended November 27, 2016, November 29, 2015, and November 30, 2014, respectively. The charges were included in "nterest expense" in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 13: RESTRUCTURING
In 2014, the Company announced and began to implement a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The majority of the actions related to the global productivity initiative were implemented through the end of 2016. The Company does not anticipate any significant additional costs associated with the global productivity initiative.
The Company recognized restructuring charges, net, of $0.3 million, $14.1 million and $128.4 million for the years ended November 27, 2016, November 29, 2015 and November 30, 2014, respectively. These restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. Related charges of $7.2 million, $30.7 million, and $27.6 million for the years ended November 27, 2016, November 29, 2015 and November 30, 2014, respectively, consist primarily of consulting fees for the Company's centrally-led cost-savings and productivity projects, as well as transition costs associated with the Company's decision to outsource certain global business service activities. These related charges represent costs incurred associated with ongoing operations which will benefit future periods and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
The table below summarizes the components of charges included in “Restructuring, net” in the Company’s consolidated statements of income:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Restructuring, net:
Severance and employee-related benefits(1)	$1,963	$14,819	$104,398
Adjustments to severance and employee-related benefits	(1,789)	(4,182)	(5,697)
Other(2)	311	2,776	26,377
Noncash pension and postretirement curtailment (gains) losses, net(3)	(173)	658	3,347
Total	$312	$14,071	$128,425
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The following table summarizes the activities associated with restructuring liabilities for the years ended November 27, 2016, November 29, 2015 and November 30, 2014. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Adjustments" includes revisions of estimates related to severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Year Ended November 27, 2016
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 29, 2015	Charges		Payments		November 27, 2016
	(Dollars in thousands)
Severance and employee-related benefits	$20,774	$1,963	$(1,789)	$(16,500)	$430	$4,878
Other	964	311	—	(1,275)	—	—
Total	$21,738	$2,274	$(1,789)	$(17,775)	$430	$4,878

Current portion	$20,141					$4,878
Long-term portion	1,597					—
Total	$21,738					$4,878

	Year Ended November 29, 2015
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 30, 2014	Charges		Payments		November 29, 2015
	(Dollars in thousands)

Severance and employee-related benefits	$56,963	$14,819	$(4,182)	$(41,907)	$(4,919)	$20,774
Other	6,400	3,243	(467)	(8,217)	5	964
Total	$63,363	$18,062	$(4,649)	$(50,124)	$(4,914)	$21,738

Current portion	$57,817					$20,141
Long-term portion	5,546					1,597
Total	$63,363					$21,738

	Year Ended November 30, 2014
	Liabilities		Adjustments		Foreign Currency Fluctuation	Liabilities
	November 24, 2013	Charges		Payments		November 30, 2014
	(Dollars in thousands)

Severance and employee-related benefits	$—	$104,398	$(5,697)	$(38,527)	$(3,211)	$56,963
Other	—	25,027	1,350	(19,977)	—	6,400
Total	$—	$129,425	$(4,347)	$(58,504)	$(3,211)	$63,363

Current portion	$—					$57,817
Long-term portion	—					5,546
Total	$—					$63,363

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 14: COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 27, 2016, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2017	$159,101
2018	121,638
2019	99,499
2020	79,074
2021	61,368
Thereafter	148,500
Total future minimum lease payments	$669,180
In general, leases relating to real estate may include renewal options of various length. The San Francisco headquarters office lease contains multiple renewal options of up to 57 years. Rental expense for the years ended November 27, 2016, November 29, 2015, and November 30, 2014, was $204.6 million, $192.5 million and $193.0 million, respectively.
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
NOTE 15: DIVIDEND
The Company paid a cash dividend of $60.0 million on our common stock in the second quarter of 2016, and cash dividends of $50.0 million and $30.0 million in the first half of each of 2015 and 2014, respectively. Subsequent to the Company's year end, the Company's Board of Directors declared a cash dividend of $70.0 million, payable in two $35 million installments. The Company expects to pay the first installment in the first quarter of 2017 and the second installment in the fourth quarter of 2017.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Foreign Currency Translation	Totals
	(Dollars in thousands)
Accumulated other comprehensive income (loss) at November 24, 2013	$(226,772)	$(26,699)	$(59,824)	$1,266	$(312,029)	$9,366	$(302,663)
Gross changes	(53,323)	13,404	(35,872)	1,577	(74,214)	(329)	(74,543)
Tax	18,641	(8,426)	1,297	(609)	10,903	—	10,903
Other comprehensive income (loss), net of tax	(34,682)	4,978	(34,575)	968	(63,311)	(329)	(63,640)
Accumulated other comprehensive income (loss) at November 30, 2014	(261,454)	(21,721)	(94,399)	2,234	(375,340)	9,037	(366,303)
Gross changes	38,785	385	(28,719)	(575)	9,876	(72)	9,804
Tax	(13,671)	3,089	(3,241)	221	(13,602)	—	(13,602)
Other comprehensive income (loss), net of tax	25,114	3,474	(31,960)	(354)	(3,726)	(72)	(3,798)
Accumulated other comprehensive income (loss) at November 29, 2015	(236,340)	(18,247)	(126,359)	1,880	(379,066)	8,965	(370,101)
Gross changes	(22,925)	(829)	(30,848)	143	(54,459)	468	(53,991)
Tax	7,238	319	(1,291)	(55)	6,211	—	6,211
Other comprehensive income (loss), net of tax	(15,687)	(510)	(32,139)	88	(48,248)	468	(47,780)
Accumulated other comprehensive income (loss) at November 27, 2016	$(252,027)	$(18,757)	$(158,498)	$1,968	$(427,314)	$9,433	$(417,881)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 17: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$15,860	$34,106	$(11,104)
Foreign currency transaction (losses) gains(2)	(7,166)	(64,161)	(15,331)
Interest income	1,376	1,253	1,930
Investment income	976	697	562
Other(3)	7,177	2,672	1,886
Total other income (expense), net	$18,223	$(25,433)	$(22,057)
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

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in 2016, 2015 and 2014 were primarily due to the weakening of various currencies against the U.S. Dollar.

(3)	Income in 2016 principally relates to business insurance recoveries.

NOTE 18: INCOME TAXES
The Company's income tax expense was $116.1 million, $100.5 million and $49.5 million for the years 2016, 2015 and 2014, respectively. The Company's effective income tax rate was 28.5%, 32.4%, and 32.2% for 2016, 2015 and 2014, respectively.
The decrease in effective income tax rate in 2016 as compared to 2015 is primarily due to a favorable impact of foreign operations as compared to 2015. The effective tax rate increased in 2015 as compared to 2014 primarily due to a one-time, incremental annual tax benefit associated with multi-year California Enterprise Zone credits recognized in 2014, partially offset by a $8.0 million discrete tax benefit recognized in 2015 attributable to deductions taken for losses on the investments in a consolidated subsidiary.
The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 27, 2016		November 29, 2015		November 30, 2014
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$142,541	35.0%	$108,639	35.0%	$53,849	35.0%
State income taxes, net of U.S. federal impact	6,943	1.7%	8,938	2.9%	7	—
Impact of foreign operations	(28,727)	(7.1)%	(7,286)	(2.3)%	(5,296)	(3.4)%
Reassessment of tax liabilities	(2,387)	(0.6)%	(7,577)	(2.4)%	(3,466)	(2.3)%
Deduction related to subsidiaries	(6,788)	(1.7)%	(8,060)	(2.6)%	—	—
Write-off of deferred tax assets	—	—	1,718	0.6%	4,899	3.2%
Other, including non-deductible expenses	4,469	1.2%	4,135	1.2%	(448)	(0.3)%
Total	$116,051	28.5%	$100,507	32.4%	$49,545	32.2%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Impact of foreign operations. The increase of tax rate benefit in 2016 as compared to 2015 is primarily due to a favorable change in the mix of earnings in jurisdictions with lower effective tax rate and lower amount of foreign losses with no tax benefit in 2016 as compared to 2015.
Reassessment of tax liabilities. In 2016, the $2.4 million tax benefit is primarily attributable to the lapse of statutes of limitations in various jurisdictions. In 2015, the $7.6 million tax benefit primarily related to remeasurement of a tax position and the lapse of statutes of limitations in various jurisdictions.
Deduction related to subsidiaries. In 2016, the $6.8 million benefit is primarily related to a discrete tax benefit attributable to deductions for worthless debts in a consolidated subsidiary. In 2015 the $8.1 million discrete tax benefit is primarily attributable to the deductions for losses on the investments in a consolidated subsidiary.
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Domestic	$189,478	$194,540	$31,733
Foreign	217,782	115,858	122,121
Total income before income taxes	$407,260	$310,398	$153,854
Income tax expense consisted of the following:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
U.S. Federal
Current	$7,122	$3,299	$15,470
Deferred	66,840	56,155	(1,983)
	$73,962	$59,454	$13,487
U.S. State
Current	$2,097	$1,334	$4,096
Deferred	4,846	7,604	(4,089)
	$6,943	$8,938	$7
Foreign
Current	$40,754	$37,488	$58,156
Deferred	(5,608)	(5,373)	(22,105)
	$35,146	$32,115	$36,051
Consolidated
Current	$49,973	$42,121	$77,722
Deferred	66,078	58,386	(28,177)
Total income tax expense	$116,051	$100,507	$49,545

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$92,845	$116,862
State net operating loss carryforwards	8,721	12,412
Foreign net operating loss carryforwards	85,095	91,235
Employee compensation and benefit plans	247,235	255,458
Advance royalties	58,633	69,881
Accrued liabilities	28,680	31,915
Sales returns and allowances	29,338	26,461
Inventory	14,272	17,196
Property, plant and equipment	6,971	16,459
Other	14,472	17,528
Total gross deferred tax assets	586,262	655,407
Less: Valuation allowance	(68,212)	(75,753)
Deferred tax assets, net of valuation allowance	518,050	579,654
Deferred tax liabilities
Unrealized gains or losses on investments	—	(344)
Total net deferred tax assets	$518,050	$579,310

Net deferred tax assets	$586,262	$655,063
Valuation allowance	(68,212)	(75,753)
Total net deferred tax assets	$518,050	$579,310
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 27, 2016, are subject to expiration through 2022 if not utilized.
Foreign net operating loss carryforwards. As of November 27, 2016, the Company had a deferred tax asset of $85.1 million for foreign net operating loss carryforwards of $300.3 million. Approximately $142.2 million of these operating losses are subject to expiration through 2026. The remaining $158.1 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 27, 2016:

	Valuation Allowance at November 29, 2015	Changes in Related Gross Deferred Tax Asset	Release	Valuation Allowance at November 27, 2016
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$3,500	$(1,780)	$—	$1,720
Foreign net operating loss carryforwards and other foreign deferred tax assets	72,253	(3,247)	(2,514)	66,492
	$75,753	$(5,027)	$(2,514)	$68,212
At November 27, 2016, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, which reduced such assets to the amount that will more likely than not be realized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Unremitted earnings of certain foreign subsidiaries. For the year ended November 27, 2016, management asserted indefinite reinvestment on $100.0 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $26.6 million.
Uncertain Income Tax Positions
As of November 27, 2016, the Company’s total gross amount of unrecognized tax benefits was $29.1 million, of which $21.7 million could impact the effective tax rate, if recognized, as compared to November 29, 2015, when the Company’s total gross amount of unrecognized tax benefits was $32.7 million, of which $20.6 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 27, 2016 and November 29, 2015:

	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Unrecognized tax benefits beginning balance	$32,704	$41,571
Increases related to current year tax positions	1,970	3,687
Increases related to tax positions from prior years	45	—
Decreases related to tax positions from prior years	(584)	(4,723)
Settlement with tax authorities	—	—
Lapses of statutes of limitation	(4,266)	(7,576)
Other, including foreign currency translation	(816)	(255)
Unrecognized tax benefits ending balance	$29,053	$32,704
The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $2.0 million due to the lapse of statutes of limitations.
As of November 27, 2016, and November 29, 2015, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $4.1 million and $6.7 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

The Company's income tax returns are subject to examination in the U.S. federal and state jurisdictions and numerous foreign jurisdictions. The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the major jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
U.S. federal	2009 – 2016
California	2006 – 2016
Belgium	2012 – 2016
United Kingdom	2014 – 2016
Spain	2012 – 2016
Mexico	2010 – 2016
Canada	2012 – 2016
China	2011 – 2016
Hong Kong	2011 – 2016
India	2008 – 2016
Italy	2007 – 2016
France	2014 – 2016
Japan	2011 – 2016
Russia	2014 – 2016
Germany	2011 – 2016
NOTE 19: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Liz O'Neil, Senior Vice President and Chief Supply Chain Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2016, 2015, and 2014, the Company donated $6.9 million, $7.0 million, and $6.3 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

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
Business segment information for the Company is as follows:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Net revenues:
Americas	$2,683,008	$2,726,461	$2,862,867
Europe	1,091,362	1,016,418	1,143,313
Asia	778,369	751,614	747,812
Total net revenues	$4,552,739	$4,494,493	$4,753,992
Operating income:
Americas	$482,226	$523,705	$531,064
Europe(1)	197,136	184,362	181,036
Asia	105,073	121,645	108,511
Regional operating income	784,435	829,712	820,611
Corporate:
Restructuring, net	313	14,071	128,425
Restructuring-related charges	7,195	30,736	27,621
Lump-sum pension settlement loss	—	—	30,666
Other corporate staff costs and expenses	314,720	353,858	320,048
Corporate expenses	322,228	398,665	506,760
Total operating income	462,207	431,047	313,851
Interest expense	(73,170)	(81,214)	(117,597)
Loss on early extinguishment of debt	—	(14,002)	(20,343)
Other income (expense), net	18,223	(25,433)	(22,057)
Income before income taxes	$407,260	$310,398	$153,854
_____________

(1)
Europe's operating income for the year ended November 27, 2016 includes a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016. Included in Europe's operating income for the year ended November 29, 2015 is a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$30,322	$27,558	$29,508
Europe	12,574	14,985	20,564
Asia	8,210	7,455	8,501
Corporate	52,772	52,046	50,901
Total depreciation and amortization expense	$103,878	$102,044	$109,474

	November 27, 2016
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$326,211	$94,106	$46,510	$12,191	$479,018
Inventories	391,713	125,029	121,544	77,895	716,181
All other assets	—	—	—	1,791,897	1,791,897
Total assets					$2,987,096

	November 29, 2015
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$343,808	$81,079	$53,613	$19,696	$498,196
Inventories	359,879	109,604	91,390	45,986	606,859
All other assets	—	—	—	1,779,340	1,779,340
Total assets					$2,884,395

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

Geographic information for the Company was as follows:

	Year Ended
	November 27, 2016	November 29, 2015	November 30, 2014
	(Dollars in thousands)
Net revenues:
United States	$2,302,668	$2,380,820	$2,490,994
Foreign countries	2,250,071	2,113,673	2,262,998
Total net revenues	$4,552,739	$4,494,493	$4,753,992

Net deferred tax assets:
United States	$444,295	$506,675	$580,122
Foreign countries	78,806	73,965	80,742
Total net deferred tax assets	$523,101	$580,640	$660,864

Long-lived assets:
United States	$311,358	$322,758	$322,329
Foreign countries	108,332	89,062	84,507
Total long-lived assets	$419,690	$411,820	$406,836

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2016, NOVEMBER 29, 2015, AND NOVEMBER 30, 2014

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2016 and 2015.

Year Ended November 27, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,056,500	$1,011,587	$1,185,111	$1,299,541
Cost of goods sold	496,902	494,389	592,305	640,131
Gross profit	559,598	517,198	592,806	659,410
Selling, general and administrative expenses	441,163	459,351	448,525	517,454
Restructuring, net	1,848	(191)	(627)	(718)
Operating income	116,587	58,038	144,908	142,674
Interest expense	(14,902)	(20,411)	(19,170)	(18,687)
Other (expense) income, net	(2,219)	4,295	4,679	11,468
Income before income taxes	99,466	41,922	130,417	135,455
Income tax expense	33,175	10,862	32,713	39,301
Net income	66,291	31,060	97,704	96,154
Net (income) loss attributable to noncontrolling interest	(455)	(335)	614	19
Net income attributable to Levi Strauss & Co.	$65,836	$30,725	$98,318	$96,173

Year Ended November 29, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,055,075	$1,012,180	$1,142,012	$1,285,226
Cost of goods sold	518,010	511,949	568,655	626,898
Gross profit	537,065	500,231	573,357	658,328
Selling, general and administrative expenses	425,282	449,662	454,530	494,389
Restructuring, net	4,338	2,954	4,054	2,725
Operating income	107,445	47,615	114,773	161,214
Interest expense	(23,312)	(21,913)	(17,138)	(18,851)
Loss on early extinguishment of debt	—	(14,002)	—	—
Other (expense) income, net	(26,028)	7,639	(8,316)	1,272
Income before income taxes	58,105	19,339	89,319	143,635
Income tax expense	19,822	7,887	30,858	41,940
Net income	38,283	11,452	58,461	101,695
Net loss (income) attributable to noncontrolling interest	109	239	(286)	(517)
Net income attributable to Levi Strauss & Co.	$38,392	$11,691	$58,175	$101,178

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of November 27, 2016. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 27, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 27, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following provides information about our directors and executive officers as of February 6, 2017.

Name	Age	Position
Stephen C. Neal(1)	67	Chairman of the Board of Directors
Charles V. Bergh	59	Director, President and Chief Executive Officer
Troy Alstead(2)(4)	53	Director
Jill Beraud(3)(4)	56	Director
Robert A. Eckert(1)(2)	62	Director
Spencer C. Fleischer(3)(4)	63	Director
Mimi L. Haas(1)(3)	70	Director
Peter E. Haas Jr.(1)(2)	69	Director
Christopher J. McCormick(3)(4)(6)	61	Director
Jenny Ming(4)	61	Director
Patricia Salas Pineda(1)(2)	65	Director
Carrie Ask(5)	47	Executive Vice President and President, Global Retail
Roy Bagattini	53	Executive Vice President and President, Levi Strauss Americas
James Curleigh	51	Executive Vice President and President, Global Brands
Seth M. Ellison	58	Executive Vice President and President, Europe
Seth R. Jaffe	59	Senior Vice President and General Counsel
David Love	54	Executive Vice President and President, Asia, Middle East and Africa
Kelly McGinnis	48	Senior Vice President, Corporate Affairs and Chief Communications Officer
Elizabeth O'Neill	45	Senior Vice President and Chief Supply Chain Officer
Marc Rosen	48	Executive Vice President and President, Global eCommerce
Harmit Singh	53	Executive Vice President and Chief Financial Officer
Elizabeth Wood	55	Senior Vice President and Chief Human Resources Officer
_____________

(1)	Member, Nominating, Governance and Corporate Citizenship Committee.

(2)	Member, Human Resources Committee.

(3)	Member, Finance Committee.

(4)	Member, Audit Committee.

(5)	Carrie Ask joined the Company on February 16, 2016.

(6)	Christopher J. McCormick joined the Board on April 13, 2016.
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

Charles V. Bergh, a director since he joined the Company in September 2011, is our President and Chief Executive Officer. Prior to joining the Company, Mr. Bergh held a progression of leadership roles during his 28-year career at P&G. Mr. Bergh is currently a director of HP Inc. ("HPQ") and previously served on the Board of Directors for VF Corporation and on the Singapore Economic Development Board, and was a member of the US-ASEAN Business Council, Singapore. Mr. Bergh's position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands make him well-suited to be a member of our board of directors.
Troy Alstead, a director since 2012, is the founder of Harbor O5, developing a new consumer-facing concept to open in 2017, and founder of the Ocean5 Foundation focused on raising awareness and funding for sustainability of the world’s oceans and seas. In February 2016, he retired from Starbucks Corporation after 24 years with the company, having most recently served as Chief Operating Officer. Mr. Alstead previously held the positions of Group President, Chief Financial Officer and Chief Administrative Officer of Starbucks. He joined Starbucks in 1992, and over the years served in a number of operational, general management and finance roles. Mr. Alstead spent a decade in Starbucks international business, including roles as Senior Leader of Starbucks International, President of Europe, Middle East and Africa headquartered in Amsterdam and Chief Operating Officer of Starbucks Greater China headquartered in Shanghai. Mr. Alstead brings to the board his broad financial and business perspective developed over many years in the global consumer goods industry. Mr. Alstead currently serves as a director of TopGolf.
Jill Beraud, a director since 2013, is Chief Executive Officer of Ippolita (Seno Jewelry), a privately-held luxury jewelry company with distribution in high-end department stores, flagship and e-commerce, a position she has held since October 2015. Previously, Ms. Beraud was Executive Vice President for Tiffany & Co., with responsibility for its Global Retail Operations and oversight of strategic store development and real estate from October 2014 until June 2015. Prior to Tiffany & Co., Ms. Beraud was with Living Proof, Inc., a privately-held company that uses advanced medical and materials technologies to create hair care and skin care products for women, where she was Chief Executive Officer from December 2011 to October 2014. Prior to that, Ms. Beraud served as President of Starbucks/Lipton Joint Ventures and Chief Marketing Officer of PepsiCo Americas Beverages from July 2009 to June 2011, and PepsiCo’s Global Chief Marketing Officer from December 2008 to July 2009. Before PepsiCo, Ms. Beraud spent 13 years at Limited Brands in various roles, including Chief Marketing Officer of Victoria’s Secret and Executive Vice President of Marketing for its broader portfolio of specialty brands, including Bath & Body Works, C.O. Bigelow, Express, Henri Bendel, and Limited Stores. Ms. Beraud was selected to join the board due to her extensive marketing, social media and consumer branding experience, as well as her extensive managerial and operational knowledge in the apparel and other consumer goods industries.
Robert A. Eckert, a director since 2010, is Operating Partner of Friedman Fleischer & Lowe, LLC ("FFL"), a private equity firm, since September 2014. Mr. Eckert is also Chairman Emeritus of Mattel, Inc., a role he has held since January 2013. He was Mattel’s Chairman and Chief Executive Officer from May 2000 until December 2011, and he continued to serve as its Chairman until December 2012. He previously worked for Kraft Foods, Inc. for 23 years, and served as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity and decisiveness in driving businesses to successful results. Mr. Eckert is currently a director of McDonald's Corporation, Amgen, Inc. Eyemart Express Holdings, LLC and Enjoy Beer Holdings, LLC, and Quinn Company.
Spencer C. Fleischer, a director since 2013, is Managing Partner of Friedman Fleischer & Lowe, LLC ("FFL"), a private equity firm. Before co-founding FFL in 1997, Mr. Fleischer spent 19 years at Morgan Stanley & Company as an investment banker and senior leader. During his time there, he led business units across the globe, including serving as Head of Investment Banking in Asia, Head of Corporate Finance for Europe and Head of Corporate Finance in San Francisco. Mr. Fleischer was selected to join the board due to his broad financial and international business perspective developed over many years in the investment banking industry. Mr. Fleischer currently serves as a director of The Clorox Company, Strategic Investment Group, and Transtar Holding Company. He was a director of American West Bank until October 2015 when it was acquired by Banner Corporation. During the past five years, he was also a director of Banner Bank and its predecessor, American West Bank.

Mimi L. Haas, a director since April 2014, is President of the Mimi and Peter Haas Fund, a position she has held since August 1981.  Mrs. Haas is Vice Chair of the Board of Trustees and Chair of the Compensation Committee of the New York Museum of Modern Art, Vice Chair of the San Francisco Museum of Modern Art, and serves on the Board of Directors of Lincoln Center for the Performing Arts. She is also a member of the National Advisory Board of the Haas Center for Public Service at Stanford University, a member of the Council on Foreign Relations, and the Global Philanthropists Circle. Mrs. Haas previously served as a director of The Terry Sanford Institute for Public Policy at Duke University, the San Francisco Symphony, San Francisco University High School, Summerbridge National, and Children Now. In addition, Mrs. Haas served on our Board from 2004 to 2006. Mrs. Haas brings to the Board her long and deep knowledge of the Company and her extensive experience in corporate citizenship endeavors.
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
Christopher J. McCormick, a director since April 2016, most recently served as President and CEO of L.L. Bean, Inc. from 2001 until 2016. Mr. McCormick joined L.L. Bean in 1983, previously serving in a number of senior and executive level positions in advertising and marketing. Prior to becoming President and CEO of LL Bean, he was Senior Vice President and Chief Marketing Officer from 2000-2001. Mr. McCormick brings to the Board his deep channel knowledge, ecommerce and direct marketing experience.
Jenny Ming, a director since September 2014, is President and Chief Executive Officer of Charlotte Russe Inc., a fast-fashion specialty retailer of apparel and accessories catering to young women, a position she has held since October 2009. From March 1999 to October 2006, Ms. Ming served as President of Old Navy, a $7 billion brand in The Gap, Inc.’s portfolio, where she oversaw all aspects of Old Navy and its 900 retail clothing stores in the U.S. and Canada. Ms. Ming joined The Gap, Inc. in 1986, serving in various executive capacities at its San Francisco headquarters, and in 1994, she was a member of the executive team who launched Old Navy. Ms. Ming was selected to join the Board due to her extensive operational and retail leadership experience in the apparel industry. Ms. Ming serves on the Boards of Paper Source and Tower Foundation. She is also a member of the Committee of 100, a non-profit organization of accomplished Chinese Americans from business leaders to the arts.
Patricia Salas Pineda, a director since 1991, retired in October 2016 as Group Vice President of Hispanic Business Strategy for Toyota Motor North America, Inc., an affiliate of one of the world's largest automotive firms, a position she held since May 2013. Previously, Ms. Pineda served Toyota Motor North America as Group Vice President of National Philanthropy and the Toyota USA Foundation from 2004 to 2013. During this period, Ms. Pineda also served as General Counsel and Group Vice President of Administration from 2006 to 2008 and as Group Vice President of Corporate Communications and General Counsel from 2004 to 2006. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations, and Corporate Secretary of New United Motor Manufacturing, Inc. with which she had been associated since 1984. Ms. Pineda was selected as a member of the board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. Her long tenure on the board also provides valuable historical perspective. She is currently a Chairwoman and member of the Latino Corporate Directors Association, a director of Frontier Airlines and a member of the advisory board of the Latinos and Society Program at The Aspen Institute.
Executive Officers
Charles V. Bergh's biography is set forth under the heading Directors above.
Carrie Ask is currently serving as our Executive Vice President and President of Global Retail since February 2016. Ms. Ask was previously with NIKE, Inc., where most recently she was Vice President and General Manager of Nike Stores North America. Ms. Ask held various leadership roles with NIKE, Inc. from 2012 to 2015, including Vice President and General Manager of Global Retail where she created and led the global retail strategy for Converse, a Nike subsidiary. Ms. Ask has more than 15 years of global retail and direct-to-consumer experience. Prior to Nike, she held retail and merchandising positions at Petco Animal Supplies, Inc. from 2009 to 2012, at Target Corporation from 2004 to 2009 and at Booth Creek Natural Foods, LLC from 2003 to 2004. Her early career started in consulting with McKinsey & Company, and prior to that she was an officer in the U.S. Navy for five years.

Roy Bagattini is currently serving as our Executive Vice President and President of our Americas region, a position he has held since June 2016. Mr. Bagattini joined the Company in June 2013 as Executive Vice President and President for Asia , Middle East and Africa (“AMA”) region. Mr. Bagattini was Senior Vice President for Asia and Africa at Carlsberg Group, a leading brewing and beverage company, from 2009 to 2013. Prior to that, Mr. Bagattini served in a variety of executive and leadership roles in Russia, China, India and the United States for SABMiller plc, one of the world’s largest brewing companies, from 1991 to 2009.
James Curleigh is currently serving as our Executive Vice President and President of the Global Brands, a position he has held since June 2016. Mr. Curleigh joined the Company in July 2012 as Executive Vice President and President of the Global Levi’s® Brand. Prior to joining the Company, Mr. Curleigh served as the President and Chief Executive Officer of Keen Footwear, Inc., a footwear and accessory company, from March 2008 to May 2012. Before Keen, he was President and Chief Executive Officer of Salomon Sports North America, an innovative performance sports company, from 2001 to 2007. He also established and led TaylorMade adidas golf division in Europe and held various leadership positions in the London office of M&M Mars, a global consumer goods company.
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
Seth R. Jaffe is currently serving as our Senior Vice President and General Counsel, a position he has held since September 2011. Prior to joining the Company, Mr. Jaffe served as Senior Vice President, General Counsel and Secretary of Williams-Sonoma, Inc. from January 2002 to August 2011. From 2000 to 2001, Mr. Jaffe served as Chief Administrative Officer and General Counsel of CareThere, Inc., a healthcare technology company. Mr. Jaffe also held various legal roles at the Company from 1984 to 1999 with increasing responsibilities in the United States and Europe during that time.
David Love is currently serving as our Executive Vice President and President of our Asia, Middle East and Africa region, a position he has held since September 2016. Mr. Love assumed his current role after having served as President and Chief Supply Chain Officer since 2004. In 2015, Mr. Love also served as Chief Transformation Officer, leading the Company’s centrally-led cost-savings and global productivity initiative. Mr. Love is responsible for development, sourcing and delivery of our products worldwide. Previously, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined the Company, to 2001, Mr. Love held various managerial positions.
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
Elizabeth O’Neill currently serves as our Senior Vice President and Chief Supply Chain Officer a position she has held since 2016. Ms. O’Neill joined the Company in September 2013 as Senior Vice President, Product Development & Sourcing, overseeing sourcing strategy and production of over 150 million units annually, produced in 20 countries with over 150 suppliers and vendors worldwide. Prior to joining LS&Co, Ms. O’Neill was at Gap, Inc., in leadership roles in both Gap Brand and Old Navy, overseeing sourcing and production management for Gap’s global brands, from 2001 to 2013. Ms. O’Neill previously spent several years at The Disney Store in Los Angeles and Abercrombie and Fitch in Ohio, holding positions in both merchandising and product management.

Marc Rosen is currently serving as our Executive Vice President and President of Global eCommerce, a position he has held since April 2014. He is responsible for leading the Company’s global ecommerce business to drive new growth, consumer loyalty and sustainable profitability. Mr. Rosen brings more than 20 years of retail and ecommerce leadership to the role, most recently as Senior Vice President of Global eCommerce at Wal-Mart Stores, Inc., a role he held from January 2011 to April 2014. He was responsible for designing, building, operating and expanding Wal-Mart’s ecommerce platforms globally.  From January 2006 to December 2010, Mr. Rosen was Senior Vice President of Information Systems, with responsibility for Wal-Mart’s global merchandising, supply chain and store systems. He also held senior leadership positions for Wal-Mart’s international business unit and Ernst & Young LLP. He currently serves on the board of directors of Arby's Restaurants.

Harmit Singh is currently serving as our Executive Vice President and Chief Financial Officer, a position he has held since January 2013. He is responsible for managing the Company’s finance, information technology, strategic sourcing and global business services functions globally. Previously, Mr. Singh was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from August 2008 to December 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of global leadership roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. In October  2016, Harmit was named to the board of directors of Buffalo Wild Wings Inc., the owner, operator and franchisor of Buffalo Wild Wings® restaurants.
Elizabeth Wood is currently serving as our Senior Vice President and Chief Human Resources Officer. Ms. Wood joined the Company in November 2014 as Interim Chief Human Resources Officer and assumed the role permanently in May 2015. Previously, Ms. Wood was Senior Vice President of Human Resources at Toys "R" Us, Inc. from May 2013 to August 2014. Prior to that, she served as Executive Vice President of Human Resources at The Warnaco Group, Inc. from September 2005 to March 2013. Ms. Wood is an experienced retail executive with a deep background in apparel. She has also worked at Brooks Brothers Group, Inc. and Marks and Spencer Group plc, and has expertise in shepherding brands and businesses through transformational change.
Our Board of Directors
Our board of directors currently has eleven members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Ms. Beraud, Mr. Fleischer, Mr. McCormick, and Mr. Neal) will end at our annual stockholders' meeting in 2017. The term for directors in Class II (Mrs. Haas, Mr. P. E. Haas Jr. and Ms. Ming) will end at our annual stockholders' meeting in 2018. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2019.
Committees.  Our board of directors has four standing committees.

•
Audit.  Our Audit Committee provides assistance to the board in the board's oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee held eight meetings during 2016.

–  Members: Mr. Alstead (Chair), Ms. Beraud, Mr. Fleischer, Mr. McCormick and Ms. Ming.
Each of Messrs. Alstead and Fleischer have been determined to be our Audit Committee financial experts as currently defined under SEC rules. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•
Finance.  Our Finance Committee provides assistance to the board in the board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The Finance Committee held five meetings in 2016 and otherwise acted by unanimous written consent.

– Members: Mr. Fleischer (Chair), Ms. Beraud, Mrs. Haas and Mr. McCormick.

•
Human Resources.  Our Human Resources Committee provides assistance to the board in the board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The Human Resources Committee held four meetings in 2016.

–  Members: Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr. and Ms. Pineda.

•
Nominating, Governance and Corporate Citizenship.  Our Nominating, Governance and Corporate Citizenship Committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The Nominating, Governance and Corporate Citizenship Committee held four meetings in 2016.

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
COMPENSATION DISCUSSION AND ANALYSIS FOR NAMED EXECUTIVE OFFICERS
The Compensation Discussion and Analysis describes our compensation program, the compensation decisions we made under our program, and the reasoning underlying those decisions. This discussion and analysis focuses on the compensation of our named executive officers, who in fiscal 2016 were:

•	Charles V. Bergh, President and Chief Executive Officer ("CEO")

•	Harmit Singh, Executive Vice President and Chief Financial Officer ("CFO")

•	Carrie Ask, Executive Vice President and President, Global Retail

•	Roy Bagattini, Executive Vice President and President, Americas

•	Seth Ellison, Executive Vice President and President, Europe

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

The Human Resources Committee (the "HR Committee") of our Board of Directors (the "Board") is responsible for overseeing our executive compensation practices. Each year, the HR Committee conducts a review of our compensation and benefits programs to assess whether the programs are aligned with our business strategies, the competitive practices of our peer companies and our stockholders' interests.
Compensation Philosophy and Objectives
Our executive compensation philosophy, which applies to all members of our executive leadership team, focuses on the following key goals:

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
Competitive peer group
In determining the design and the amount of each element of compensation, the HR Committee, with the assistance of its compensation consultant, conducts a thorough annual review of competitive market information. The HR Committee reviews data from major published surveys and proxy information of peer companies in the consumer products, apparel and retail industry segments. The peer group is comprised of companies with median revenue and other industry related characteristics (such as apparel, retail and select consumer products companies with premium branded products) that are comparable to us and that we compete with for executive talent. The peer group used in establishing our executives' 2016 compensation packages is presented below.

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
In addition to the companies noted with an asterisk (*) in the table above, the following companies are part of an expanded peer group for purposes of measuring total shareholder return for the performance-based stock appreciation rights granted in 2016 that are further described below under “Performance-based SARs”.

Company Name
Adidas AG	Lululemon Athletica Inc.
Ascena Retail Group	Michael Kors
Carter’s, Inc.	New York & Co.
Columbia Sportswear	Oxford Industries Inc.
Esprit Holdings Limited	Pacific Brands
Express Inc.	Pacific Sunwear
Fast Retailing	Perry Ellis, International Inc.
Fossil Group Inc.	Quiksilver Inc.
G-III Apparel Group, Ltd	The Buckle, Inc.
H&M Hennes & Mauritz AB	Under Armour, Inc.
Hugo Boss AG	Urban Outfitters, Inc.
Inditex	Wolverine World Wide, Inc.
Kate Spade & Company
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
The CEO conducts an annual performance review of each executive and makes recommendations to the HR Committee about the structure of the executive compensation program and individual arrangements. The HR Committee carefully considers the CEO's recommendation and also consults with its consultant, Exequity, an independent board advisory firm, which informs the HR Committee of market trends and conditions, comments on market data relative to each executive’s current compensation, and provides perspective on other company executive compensation practices.
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
Role of the Compensation Consultant in compensation decisions
The HR Committee has engaged Exequity to provide the HR Committee with periodic advice on the compensation program structure and individual compensation arrangements for all executives. The consultant was selected by the HR Committee in its sole discretion and does not provide any other services to the Company. The consultant attends HR Committee meetings from time to time, presents an annual briefing on general and retail-industry compensation trends and developments, and is available to the HR Committee outside of meetings as necessary. The consultant reports directly to the HR Committee, although the consultant meets with management from time to time to obtain information necessary to advise the HR Committee.
In addition, the HR Committee periodically reviews its relationship with its independent compensation consultant. The HR Committee believes that the consultant is able to provide it with independent advice.
Elements of Compensation
The primary elements of compensation for our executives including our named executive officers are:

•	Base Salary;

•	Annual Incentive Plan Awards; and

•	Long-Term Incentive Awards.
Base Salary
The objective of base salary is to reward each executive for his or her current contributions to the Company, reflect the scope of the executive's role and responsibilities and compensate each executive for his or her expected day-to-day performance, as well as provide fixed compensation that generally reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each executive. The HR Committee reviews base salaries for executives on an annual basis in the first fiscal quarter considering the factors described above under "Establishing compensation for executives other than the CEO," and as needed in connection with promotions or other changes in responsibilities. The table below summarizes base salaries during fiscal 2015 and 2016, and changes that occurred during the year for our named executive officers.

Name	Base Salary as of November 27, 2016(1)	Base Salary as of November 29, 2015

Charles V. Bergh	$1,350,000	$1,310,000
Harmit Singh	750,000	730,000
Carrie Ask(2)	500,000	—
Roy Bagattini(3)	750,000	626,382
Seth Ellison	615,000	585,000
______________

(1)
The base salary for each of Messrs. Bergh, Singh, Bagattini, and Ellison were increased in February 2016 as part of the annual review to position each appropriately relative to the other executives of the Company.

(2)	On February 16, 2016, Ms. Ask joined the Company as Executive Vice President and President, Global Retail.

(3)
Prior to June 1, 2016, Mr. Bagattini was paid in Singapore Dollars (SGD). For presentation purposes of his base salary as of November 29, 2015, the average exchange rate of the last month of fiscal year 2015 was used to convert Mr. Bagattini’s base salary (SGD 884,845 as of November 29, 2015) to U.S. Dollars.

Annual Incentive Plan
Our Annual Incentive Plan ("AIP") provides the executives, and other eligible employees, an opportunity to share in any success that they help create by aligning annual incentive compensation with annual performance. The AIP encourages the achievement of our internal annual business goals and rewards attainment of those goals based on Company, business unit and individual performance as measured against those annual objectives. The alignment of the AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives. Actual AIP bonus payments were based on the following two components:
Financial performance

•
75% of their total opportunity was based on financial performance of the Company, for corporate executives, or a combination of Company (weighted 25%) and business unit (weighted 50%) performance for business unit executives. Company and business unit financial performance is based 50% on earnings before interest and taxes ("EBIT"), 25% on free cash flow and 25% on net revenues. Performance measures are described in more detail below under "Performance measures."

Individual performance

•	25% of their total opportunity was based on individual objectives, to recognize achievement of other organizational goals.
Financial performance above minimum thresholds is required before any bonus payout is made to executives.
The table below describes the target AIP participation rate and potential AIP payout range for each named executive officer. Mr. Bergh’s AIP target percentage of base salary was higher to ensure competitiveness and to recognize the impact of his role on Company performance relative to the other executives.

Name	2016 AIP Participation Rate as a Percentage of Base Salary	Potential AIP Payout Range as a Percentage of Base Salary

Charles V. Bergh	160%	0 – 320%
Harmit Singh	100%	0 – 200%
Carrie Ask	70%	0 – 140%
Roy Bagattini	80%	0 – 160%
Seth Ellison	80%	0 – 160%
Performance measures
Our priorities for 2016 were to drive business growth and create stockholder value. Our 2016 AIP funding goals were aligned with these key priorities through the use of three performance measures:

•
EBIT, a non-GAAP measure that is determined by excluding from operating income, as determined under generally accepted accounting principles in the United States ("GAAP"), the following: restructuring expense, net curtailment gains and losses from our postretirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual or non-recurring items;

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
The table below shows the 2016 total Company performance goals at target for each of our three performance measures and the actual 2016 payout percentage. In the case of Messrs. Bergh and Singh, 75% of their total AIP opportunity was based on financial performance of the Company. For Messrs. Bagattini, and Ellison, and Ms. Ask, a combination of Company (weighted 25%) and their respective business unit performance (weighted 50%) was used to calculate their actual financial performance achievement. EBIT, free cash flow, and net revenues goals for each business unit were set using the same methodology as the Company goals.

	EBIT Goal	Free Cash Flow Goal	Net Revenues Goal	Actual Percentage Achieved After Adjustments*
	(Dollars in millions)
Total Company	$506	$130	$4,564	108%
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
Individual performance measures
Executives were eligible to receive bonuses based on individual performance. For executives other than the CEO, individual performance and resulting individual performance payout percentage is based on the CEO’s assessment of the executive's performance against his or her annual objectives and performance relative to his or her internal peers. The CEO’s individual performance is based on the HR Committee’s assessment of Mr. Bergh’s performance against his annual objectives, including the NG&CC Committee's assessment of the CEO's performance against annual objectives, and the HR Committee's assessment of his leadership in 2016. Based on all of these inputs, the HR Committee prepares a recommendation to the full Board on the CEO’s individual performance. The full Board then considers the HR Committee's recommendation and approves the final individual performance payout percentage for the CEO. Individual annual objectives include non-financial goals which are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The non-financial objectives are not established in terms of how difficult or easy they are to attain; rather, they are taken into account in assessing the overall quality of the individual's performance. For fiscal 2016, these objectives consisted of initiatives that focused on five key behaviors: (1) understanding the Company’s business in the context of the market, (2) owning and delivering on commitments, (3) placing Company success over individual or group success, (4) collaboration, and (5) leading by positive example.

Actual AIP awards
For fiscal 2016, financial performance applicable to each named executive officer was mixed, and AIP payouts reflect the different performance outcomes. The table below shows the inputs used for the calculation of the actual bonus for fiscal 2016 for each eligible named executive officer.

Name	Base Salary	AIP Target	Actual Percentage Achieved: Total Company	Actual Percentage Achieved: Business Unit	Actual Percentage Achieved: Individual Performance	Actual Bonus(1)

Charles V. Bergh	$1,350,000	160%	108%	N/A	120%	$2,400,000
Harmit Singh	750,000	100%	108%	N/A	120%	832,500
Carrie Ask(2)	392,308	70%	108%	169%	110%	381,716
Roy Bagattini(3)	750,000	80%	108%	64%	100%	504,000
Seth Ellison	615,000	80%	108%	173%	190%	792,120
______________

(1)
Except for Messrs. Bergh and Singh for whom Total Company performance is weighted 75%, Total Company performance is weighted 25% and Business Unit performance is weighted 50%. For all executives, Individual Performance is weighted 25%.

(2)	On February 16, 2016, Ms. Ask joined the Company as Executive Vice President and President, Global Retail. Base salary reflects her prorated annual salary.

(3)
Mr. Bagattini's award was based on Asia, Middle East & Africa business unit performance in recognition of his contributions as the Executive Vice President and President, Asia Middle East & Africa prior to assuming his current role as the America business unit leader in June 2016.

Long-Term Incentives
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our executives are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not target specific benchmark percentiles for long-term incentive awards for our executives and uses a number of factors in establishing the long-term incentive award levels for each individual, including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, stockholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2016 long-term equity grants, see the 2016 Grants of Plan-Based Awards table. Stock-based awards are granted under our 2016 Equity Incentive Plan, as amended to date (“EIP”), which enables the HR Committee to select from a variety of stock awards, including stock options, restricted stock, restricted stock units, and stock appreciation rights ("SARs").
During fiscal 2016, stock settled SARs were the only form of equity granted to our executives under the EIP. The HR Committee chose to grant SARs to align the interests of executives to our stockholders. SARs provide value to the executive only if the price of our stock increases. The terms of the SAR grants made to our executives to date provide for stock settlement only. When a SAR is exercised and settled in stock, the shares issued are subject to the terms of the Company's Stockholders' Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The value of shares repurchased or sold back to the Company will be based on the most recent valuation conducted by Evercore Group LLC (“Evercore”), an independent third-party valuation firm. The Company's obligations to repurchase shares under the EIP are subject to certain restrictive covenants in our various debt agreements (see Note 6 to our audited consolidated financial statements included in this report for more details).
SARs with Service Conditions ("Service SARs")
Service SARs are typically granted annually (or, in the case of new executives, at the HR Committee meeting generally held in February or July following the date they join the Company or first become an executive) with four-year vesting periods and exercise periods of up to seven years. (See the table entitled “Outstanding Equity Awards at 2016 Fiscal Year-End” for details concerning the Service SARs' vesting schedule, including any individual variations from the typical four-year vesting period). During fiscal 2016, Service SARs with a four-year vesting period again accounted for 60% of each executive’s total 2016 annual SAR grant value.

Performance-based SARs
Performance-based SARs drive greater accountability for the achievement of the strategic plan of the Company and create long-term value for stockholders. During fiscal 2016, performance-based SARs again accounted for 40% of each executive’s total 2016 annual SAR grant value. The key features of the 2016 performance-based SARs are described below:

•
Each executive is eligible to receive an annual performance-based SAR award. Performance-based SARs give the executive the right (subject to HR Committee discretion to reduce but not increase awards beyond the maximum opportunity) to vest in a number of SARs based on achievement against performance goals over a three-year performance period. Actual shares that will vest, if any, will vary based on achievement of the performance goals at the end of the three years. The three-year performance period was designed to discourage short-term risk taking and reinforce the link between the interests of our stockholders and our executives over the long-term.

•
50% of the number of actual performance-based SARs that vest at the end of three years is based on the following two internal performance metrics: 1) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and 2) the target compound annual growth rate (“CAGR”) in the Company's net revenues over the three-year period covering fiscal 2016 through fiscal 2018. The potential payout range as a percentage of this portion of the target award is 0% to 150%.

•
The remaining 50% of the number of actual performance-based SARs that vest is based on the Company’s total shareholder return (“TSR”) over the three-year period covering fiscal 2016 through fiscal 2018 relative to the expanded peer group approved by the HR Committee in February 2016 as listed above under "Competitive peer group". The potential payout range as a percentage of this portion of the target award is 0% to 150%.

•	If earned at target, 100% of the performance-based SARs vest at the end of the three-year performance period.
The Board has the discretion under the EIP to make adjustments in the method of calculating the attainment of performance goals for a performance period.
2014 Performance-based SARs
As described in our Annual Report on Form 10-K for fiscal 2014, we granted performance-based SARs during fiscal 2014 which were based on the same performance metrics described above but covered the period from the beginning of fiscal 2014 through the end of fiscal 2016: 1) 50% based on the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and the target compound annual growth rate in the Company's net revenues over the three-year period, and 2) 50% based on the Company's TSR over the three-year period covering fiscal 2014 through fiscal 2016. The potential vesting range as a percentage of the target award was 0% to 150%.
The table below summarizes the goals at target for each of the two performance measures and our actual adjusted achievement. The actual percentage achieved was 0% for the 50% based on the internal performance metrics and 115% for the 50% based on TSR for a weighted attainment of 57.5%. However, excluding the impact of currency fluctuations on results for fiscal 2014 through fiscal 2016, the weighted percentage achievement would have been approximately 111%. In December 2016, based on its review of the negative impact of currency fluctuations on the results for the completed fiscal 2014 through fiscal 2016 performance period, the Board exercised its discretion to adjust actual percentage achieved from 0% to 75%.

	Average Margin of Net Earnings Goal	CAGR of Net Revenues Goal	Actual Percentage Achieved After Adjustment

Total Company	11.4%	3.2%	75%

Based on the 75% achievement level as set forth in the table above, the fiscal 2014 performance-based SARs (for which the three year performance cycle has been completed) vested as follows:

Name	Target Performance-based SARs	Actual Percentage Achieved After Adjustment	Vested Performance-based SARs

Charles V. Bergh	128,770	75%	96,577
Harmit Singh	29,369	75%	22,026
Roy Bagattini	15,249	75%	11,436
Seth Ellison	14,120	75%	10,590
Long-term incentive grant practices
The Company does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. The Company's common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including setting the grant price of SARs, is established by the Board based on an independent third-party valuation conducted by Evercore. The valuation process is typically conducted three times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Please see “Stock-Based Compensation” under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.
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
Prior to his transfer and relocation to San Francisco in June 2016, Mr. Bagattini was based in Singapore and was provided certain benefits under our global assignment program, including a housing allowance to cover the cost of his rent and utilities. In addition, as an Italian citizen, he did not participate in the local retirement plan offered in Singapore. Mr. Bagattini participated in an international supplemental retirement savings plan designed for globally mobile employees. The Company contributed 14% of Mr. Bagattini’s annual base salary on his behalf to such plan. Mr. Bagattini may voluntarily contribute funds to this plan above and beyond what the Company contributed on his behalf. The Company’s contribution was grossed up to provide a tax-advantaged contribution. As a participant under this plan, Mr. Bagattini could direct investments similar to a 401(k) plan. Mr. Bagattini was allowed to make partial withdrawals from the plan two times per calendar year. Following his transfer to San Francisco, Mr. Bagattini's global assignment benefits ceased, including his participation in the international supplemental retirement savings plan. Mr. Bagattini is eligible for the same health and welfare insurance plans offered to all employees in San Francisco.
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
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 27, 2016.
The Human Resources Committee
Robert Eckert (Chair)
Troy Alstead
Peter E. Haas Jr.
Patricia Salas Pineda

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, and (iii) three other executive officers who were our most highly compensated executive officers and who were serving as executive officers as of the last day of the fiscal year ended November 27, 2016. The table also shows compensation information for fiscal 2015 and fiscal 2014, which ended November 29, 2015, and November 30, 2014, respectively, for those current named executive officers who also were named executive officers in either of those years.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total

Charles V. Bergh
President and Chief Executive Officer	2016	$1,343,077	$—	$6,489,989	$2,400,000	$—	$341,996	$10,575,062
	2015	1,304,808	—	5,799,993	2,426,775	—	321,275	9,852,851
	2014	1,298,846	—	5,793,629	2,270,400	—	312,374	9,675,249

Harmit Singh
Executive Vice President and Chief Financial Officer	2016	$746,538	$—	$1,399,970	$832,500	$—	$152,649	$3,131,657
	2015	724,808	—	1,399,992	901,550	—	128,360	3,154,710
	2014	708,654	—	1,321,350	676,200	—	38,587	2,744,791

Carrie Ask
Executive Vice President and President, Global Retail	2016	$392,308	$750,000	$999,976	$381,716	$—	$100,413	$2,624,413

Roy Bagattini
Executive Vice President and President, Americas	2016	$690,433	$1,000,000	$2,474,969	$504,000	$—	$1,451,783	$6,121,185
	2015	619,394	—	699,987	722,844	—	442,073	2,484,298
	2014	608,053	244,713	686,077	536,506	—	449,647	2,524,996

Seth Ellison
Executive Vice President and President, Europe	2016	$609,808	$—	$724,992	$792,120	$—	$472,432	$2,599,352

__

(1)
In February 2016, Ms. Ask joined the Company and currently serves as Executive Vice President and President, Global Retail. Prior to June 1, 2016, Mr. Bagattini was paid in Singapore Dollars (SGD). For presentation purposes of this table, the average exchange rates of the last month of fiscal years 2016, 2015, and 2014 were used to convert Mr. Bagattini's compensation paid in SGD into U.S. Dollars.

(2)	Ms. Ask received a new hire sign-on bonus of $750,000 in February 2016.
Mr. Bagattini received a one-time relocation bonus of $1,000,000 in June 2016 and received the second installment (SGD 315,925 per installment) of a new hire sign-on bonus in June 2014.

(3)
These amounts reflect the aggregate grant date fair value of SARs, including performance-based SARs, granted to the recipient under the Company's 2016 Equity Incentive Plan, computed in accordance with FASB ASC 718. These amounts reflect the grant date fair value, and do not represent the actual value that may be realized by the executives. For 2016, this column includes the grant date fair value of the target number of performance-based SARs that may be earned for the three-year performance period beginning with fiscal 2016. For a description of the assumptions used to determine the compensation cost of our awards, see Note 1 and Note 11 to our audited consolidated financial statements included in this report. Please refer to the Grants of Plan-Based Awards table in this report and in our 2015 and 2014 Annual Reports on Form 10-K for information on awards actually granted in fiscal 2016, 2015 and 2014.

(4)	The amounts in this column reflect the non-equity amounts earned by the executives under the Company’s annual incentive plan (“AIP”).

(5)
No above-market or preferential interest rate options are available under our deferred compensation programs. Please refer to the Non-Qualified Deferred Compensation table for additional information on deferred compensation earnings.

(6)	The amounts shown in the All Other Compensation column for fiscal 2016 are detailed in the table below:

Name	Executive Perquisites (a)	Relocation (b)	401(k) Plan Match (c)	Deferred Compensation Match (d)	Tax Payments (e)	Charitable Match (f)	Total

Charles V. Bergh	$44,130	$—	$18,500	$269,239	$3,377	$6,750	$341,996
Harmit Singh	24,167	—	19,875	108,607		—	152,649
Carrie Ask	11,888	43,224	18,911	5,609	20,781		100,413
Roy Bagattini	82,718	210,753	122,512	2,349	1,033,451	—	1,451,783
Seth Ellison	19,500	334,690	16,876	72,285	29,081	—	472,432
Please refer to “Compensation Discussion and Analysis for Named Executive Officers” for more details on the items in the table above.

(a)
For Mr. Bergh, this amount reflects a payment for home security services, parking, a health club membership subsidy, event tickets, an allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses, and a car allowance.

For Mr. Singh, this amount includes parking, a health club membership subsidy, event tickets and an annual allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses.
For Ms. Ask, this amount includes parking, event tickets and an allowance of $7,500 intended to cover legal, financial and/or incidental business related expenses.
For Mr. Bagattini, this amount reflects an allowance of $14,244 intended to cover legal, financial and/or other incidental business related expenses, parking and a car allowance of $26,285, a club membership at a cost of $16,010 (a typical benefit provided to executives in Singapore), and for tuition costs for his child, a benefit he received in connection with his international assignment. For presentation purposes, payments in this table made in Singapore Dollars were converted into U.S. Dollars using the average exchange rate of the last month of fiscal 2016.
For Mr. Ellison, this amount includes event tickets and an annual allowance of $15,000 intended to cover legal, financial and/or other incidental business related expenses.

(b)	For Ms. Ask, this amount reflects costs in connection with her relocation to San Francisco.
For Mr. Bagattini, this amount reflects costs in connection with his international assignment and relocation to San Francisco.
For Mr. Ellison, this amount reflects payments in connection with his international assignment.

(c)
These amounts reflect Company matching contributions under the Company’s 401(k) Plan. For Mr. Bagattini, this amount also includes the Company’s contribution of $103,225 to an international supplemental retirement savings plan he was eligible for in connection with his international assignment. For additional information about Mr. Bagattini’s supplemental retirement savings plan, see “Compensation Discussion and Analysis for Named Executive Officers.”

(d)	These amounts reflect Company matching contributions under the Company’s Deferred Compensation Plan.

(e)	For Mr. Bergh, this amount reflects tax reimbursements in connection with event tickets and annual physicals under our Executive Medical Exam benefit.
For Ms. Ask, this amount reflects tax reimbursements for allowances she received in connection with her relocation to San Francisco.
For Mr. Bagattini, this amount reflects tax reimbursements on his contributions to the international supplemental retirement savings plan, his allowance in connection wtih his relocation to San Francisco and $954,178 in tax reimbursements to equalize his income to the same tax levels had he remained in Singapore.
For Mr. Ellison, this amount reflects tax reimbursements for the tax liability of allowances he received in connection with his international assignment.

(f)	These amounts reflect Company matching under the Company’s Matching Gift Program, available to all employees.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement initially provided for an annual base salary of $1,200,000 and an AIP target participation rate of 135%, which have since been adjusted, and may be further adjusted, pursuant to annual review. For 2016, his base salary and target participation rate under the AIP were $1,350,000 and 160% of base salary, respectively.
Mr. Bergh also participates in our EIP. This element of Mr. Bergh’s compensation for 2016 is reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
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
Mr. Singh. We have an employment arrangement with Mr. Singh effective January 16, 2013. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our EIP. These elements of Mr. Singh's compensation for 2016 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Singh also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Mr. Singh’s employment is at-will and may be terminated by the Company or by Mr. Singh at any time.
Ms. Ask. We have an employment arrangement with Ms. Ask effective February 16, 2016. It provides for her annual base salary and participation in our AIP, which are subject to annual review and adjustment, and her participation in our EIP. These elements of Ms. Ask's compensation for 2016 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Ms. Ask also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Ms. Ask's employment is at-will and may be terminated by us or by Ms. Ask at any time.
Mr. Bagattini. We have an employment arrangement with Mr. Bagattini effective June 1, 2016. His arrangement provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our EIP. These elements of Mr. Bagattini's compensation for 2016 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Bagattini also receives standard healthcare, life insurance, and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Prior to June 2016, he was eligible to receive benefits under our global assignment program, including, education assistance fees and a housing allowance of up to approximately $18,000 per month to cover the cost of his rental and utilities.
Mr. Bagattini’s employment is at-will and may be terminated by the Company or by Mr. Bagattini upon 3 months' notice or pay in lieu of notice.
Mr. Ellison. We have an employment arrangement with Mr. Ellison effective September 10, 2012. It provides for his annual base salary and participation in our AIP, which are subject to annual review and adjustment, and his participation in our EIP. These elements of Mr. Ellison's compensation for 2016 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Ellison also receives standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our global assignment program and our various executive perquisite programs.
Mr. Ellison's employment is at-will and may be terminated by us or by Mr. Ellison at any time.

2016 Grants of Plan-Based Awards
The following table provides information on all plan-based awards granted to each of our named executive officers during the year ended November 27, 2016. The awards and the unvested portion of stock appreciation rights ("SARs") identified below are also reported in the Outstanding Equity Awards at Fiscal Year-End table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards(4) ($)	Full Grant Date Fair Value(5) ($)

Charles V. Bergh	N/A	$—	$2,160,000	$4,320,000
	2/9/2016				—	164,595	246,893		$61.00	$2,618,706
	2/9/2016							246,893	61.00	3,871,282

Harmit Singh	N/A	—	750,000	1,500,000
	2/9/2016				—	35,505	53,258		61.00	564,885
	2/9/2016							53,258	61.00	835,085

Carrie Ask	N/A	—	274,616	549,231
	7/13/2016				—	24,906	37,359		68.50	400,738
	7/13/2016							37,359	68.50	599,238

Roy Bagattini	N/A	—	600,000	1,200,000
	2/9/2016				—	18,387	27,580		61.00	292,537
	2/9/2016							27,580	61.00	432,454
	7/13/2016					43,586	65,379		68.50	701,299
	7/13/2016							65,379	68.50	1,048,679

Seth Ellison	N/A		492,000	984,000
	2/9/2016				—	18,387	27,580		61.00	292,537
	2/9/2016							27,580	61.00	432,454

______________

(1)
The amounts shown in these columns reflect the estimated potential payment levels for the fiscal 2016 performance period under the Company’s annual incentive plan (the "AIP"), further described under "Compensation Discussion and Analysis for Named Executive Officers." The potential payouts were performance-based and, therefore, were completely at risk. The potential target and maximum payment amounts assume achievement of 100% and 200%, respectively, of the individual objectives of the AIP. Each executive received a bonus under the AIP, which is reported in the Summary Compensation Table under the column entitled "Non-Equity Incentive Plan Compensation."

(2)
For each executive, the amounts shown in these columns reflect, in shares, the target and maximum amounts for performance-based SARs subject to a three-year performance period beginning in fiscal 2016 that is further described under "Compensation Discussion and Analysis for Named Executive Officers." The potential awards are performance-based and, therefore, completely at risk.

(3)	Reflects service-based SARs granted in 2016 under the 2016 Equity Incentive Plan.

(4)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.

(5)
The value of an option award, which is granted in the form of SARs, is based on the fair value as of the grant date of such award determined in accordance with FASB ASC 718. Please refer to Note 1 and Note 11 to our audited consolidated financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards. Values for future payouts of performance-based SARs reflect the aggregate grant date fair value based on target award achievement. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values would be $3,928,052 for Mr. Bergh, $847,319 for Mr. Singh, $601,106 for Ms. Ask, $438,798 and $1,051,948 for Mr. Bagattini, and $438,798 for Mr. Ellison.

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table shows all outstanding equity awards held by each of our named executive officers as of November 27, 2016. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised(2)		SAR Exercise Price(3)	SAR Expiration Date

Charles V. Bergh	436,720	—				$32.00	2/2/2019
	498,864	—				32.00	2/2/2019
	275,882	11,996	(a)			37.75	2/5/2020
	132,792	60,362	(b)			64.50	2/5/2021
	82,547	106,132	(c)			74.25	2/4/2022
		246,893	(d)			61.00	2/9/2023
				143,939	(a)	37.75	2/5/2020
				96,577	(a)	64.50	2/5/2021
				125,786	(b)	74.25	2/4/2022
				164,595	(c)	61.00	2/9/2023

Harmit Singh	62,920	2,736	(a)			37.75	2/5/2020
	30,282	13,770	(b)			64.50	2/5/2021
	19,925	25,618	(c)			74.25	2/4/2022
		53,258	(d)			61.00	2/9/2023
				32,828	(a)	37.75	2/5/2020
				22,026	(a)	64.50	2/5/2021
				30,362	(b)	74.25	2/4/2022
				35,505	(c)	61.00	2/9/2023
Carrie Ask		37,359				68.50	7/13/2023
				24,906	(c)	68.50	7/13/2023

Roy Bagattini	27,504	4,696	(f)			59.25	7/11/2020
	15,718	7,155	(b)			64.50	2/5/2021
	9,962	12,809	(c)			74.25	2/4/2022
		27,580	(d)			61.00	2/9/2023
		65,379	(e)			68.50	7/13/2023
				16,100	(a)	59.25	7/11/2020
				11,436	(a)	64.50	2/5/2021
				15,181	(b)	74.25	2/4/2022
				18,387	(c)	61.00	2/9/2023
				43,586	(c)	68.50	7/13/2023

Seth Ellison	24,198	1,054	(a)			37.75	2/5/2020
	14,555	6,623	(b)			64.50	2/5/2021
	9,962	12,809	(c)			74.25	2/4/2022
		27,580	(d)			61.00	2/9/2023
				2,626	(a)	37.75	2/5/2020
				10,590	(a)	64.50	2/5/2021
				15,181	(b)	74.25	2/4/2022
				18,387	(c)	61.00	2/9/2023

______________

(1)	The following sets forth the vesting schedule for unvested outstanding SAR awards and generally depends upon continued employment:

(a)	SARs vest 25% on 2/5/2014 and then monthly over the remaining 36 months.

(b)	SARs vest 25% on 2/5/2015 and then monthly over the remaining 36 months.

(c)	SARs vest 25% on 2/4/2016 and then monthly over the remaining 36 months.

(d)	SARs vest 25% on 2/9/2017 and then monthly over the remaining 36 months.

(e)	SARs vest 25% on 7/13/2017 and then monthly over the remaining 36 months.

(f)	SARs vest 25% on 7/10/2014 and then monthly over the remaining 36 months.

(2)
Unless otherwise indicated below, represents the target number of SARs that may be earned under the performance-based SAR award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of a three-year performance period.

(a)	Represents actual number of earned SARs that vested and remain outstanding pursuant to certification of performance results.

(b)
SARs vesting subject to certification of performance results in the first quarter of fiscal 2018. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (188,679), Mr. Singh (45,543), Mr. Bagattini (22,772), and Mr. Ellison (22,772).

(c)
SARs vesting subject to certification of performance results in the first quarter of fiscal 2019. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (246,893), Mr. Singh (53,258), Ms. Ask (37,359), Mr. Bagattini (92,960), and Mr. Ellison (27,580).

(3)	The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Evercore valuation process.
Option Exercises
The following table shows all SARs exercised and the value realized upon exercise by each of our named executive officers for the year ended November 27, 2016.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Charles V. Bergh	—	$—
Harmit Singh	—	—
Carrie Ask	—	—
Roy Bagattini	—	—
Seth Ellison	10,000	307,496
Executive Retirement Plans
Non-Qualified Deferred Compensation
The Deferred Compensation Plan for Executives and Outside Directors ("Deferred Compensation Plan") is a U.S. non-qualified, unfunded deferred tax effective savings plan provided to the executives, among other executives and the directors, as part of competitive compensation.
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

The table below provides information on the non-qualified deferred compensation activity for each of our named executive officers for the year ended November 27, 2016.

	Year Ended November 27, 2016
Name	Company Contributions(1)	Executive Contributions	Aggregate Earnings	Aggregate Withdrawals / Distributions	Aggregate Balance at November 27, 2016

Charles V. Bergh	$269,239	$214,819	$143,345	$—	$2,260,550
Harmit Singh	108,607	86,328	24,478	—	374,971
Carrie Ask	5,609	4,487	29	—	10,124
Roy Bagattini(2)	128,117	2,192	4	—	130,313
Seth Ellison	72,285	180,210	13,023	—	611,585
______________

(1)	Amounts reflect the deferred compensation plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(2)
Mr. Bagattini also participated in an international supplemental retirement savings plan designed for globally mobile employees. The Company contributed 14% of Mr. Bagattini's annual base salary on his behalf to such plan. The Company’s contribution is grossed up to provide a tax-advantaged contribution. For additional detail, please refer to the section entitled Benefits and Perquisites in “Compensation Discussion and Analysis for Named Executive Officers.”

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
In 2016, our U.S. severance arrangements under our Executive Severance Plan offered the named executive officers eighty (80) weeks of severance pay equal to base salary plus the beneficiaries' AIP target amount, upon execution of a General Release Agreement, if their employment ceases due to a reduction in force, layoff or position elimination. We also cover the cost of the COBRA health coverage premium for the duration of the executive's severance payment period, up to a maximum of 18 months. The COBRA premium coverage is shared between the individual and the Company at the same shared percentage that was effective during the executive's employment. We also provide life insurance, career counseling and transition services. These severance benefits would not be payable upon a change in control if the executive is still employed or offered a comparable position with the surviving entity.
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
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of termination or a change in control. The amounts shown below assume that each named individual was employed and that a termination or change in control was effective as of November 27, 2016. The actual amounts that would be paid can only be determined at the time of an actual termination event. The amounts also assume a share price of $69.00 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2016.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$5,400,000	$—	$9,180,000
Stock Appreciation Rights(2)	—	—		—	3,938,408

Benefits:
COBRA & Life Insurance(3)	—	—	17,118	—	17,118
_____________

(1)	Based on Mr. Bergh's annual base salary of $1,350,000 and his AIP target of 160% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)
Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment. Mr. Bergh is also eligible for a COBRA subsidy should termination occur due to a Change in Control, based on his employment contract.

Harmit Singh
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$2,307,692	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	857,569

Benefits:
COBRA & Life Insurance(3)	—	—	17,118	—	—
_____________

(1)	Based on Mr. Singh's annual base salary of 750,000 and his AIP target of 100% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Carrie Ask
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,307,692	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	31,133

Benefits:
COBRA & Life Insurance(3)	—	—	23,610	—	—

(1)	Based on Ms. Ask's annual base salary of $500,000 and her AIP target of 70% of her base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Roy Bagattini
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$2,076,923	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	500,202

Benefits:
COBRA & Life Insurance(3)	—	—	23,610	—	—
_____________

(1)	Based on Mr. Bagattini's annual base salary of $750,000 and his AIP target of 80% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Seth Ellison
Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination	For Cause Termination	Change in Control

Compensation:
Severance(1)	$—	$—	$1,703,077	$—	$—
Stock Appreciation Rights(2)	—	—	—	—	430,477

Benefits:
COBRA & Life Insurance(3)	—	—	26,242	—	—
_____________

(1)	Based on Mr. Ellison's annual base salary of $615,000 and his AIP target of 80% of his base salary.

(2)	In the event of a Change in Control, assumes vesting acceleration of all unvested SARs and the target number of shares underlying performance-based SARs.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2016:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total

Stephen C. Neal(3)	$215,000	$234,955	$22,384	$472,339
Troy Alstead	120,000	134,945	11,529	266,474
Jill Beraud	100,000	134,945	7,381	242,326
Robert A. Eckert	120,000	134,945	21,777	276,722
Spencer Fleischer(4)	115,000	134,945	9,028	258,973
Mimi L. Haas	100,000	134,945	5,246	240,191
Peter E. Haas, Jr.	100,000	134,945	8,296	243,241
Christopher J. McCormick	71,667	168,647	—	240,314
Jenny Ming	100,000	134,945	4,575	239,520
Patricia Salas Pineda(5)	100,000	134,945	29,155	264,100
___________

(1)
These amounts, from RSUs granted under the EIP in 2016, reflect the aggregate grant date fair value computed in accordance with the Company's accounting policy for stock-based compensation. The following table shows the aggregate number of RSUs outstanding but unexercised at fiscal year-end for those who were directors in fiscal 2016, including RSUs that were vested but deferred and RSUs that were not vested:

Name	Aggregate Outstanding RSUs

Stephen C. Neal	10,669
Troy Alstead	7,529
Jill Beraud	4,882
Robert A. Eckert	12,508
Spencer Fleischer	7,785
Mimi L. Haas	4,219
Peter E. Haas, Jr.	5,458
Christopher J. McCormick	2,462
Jenny Ming	4,939
Patricia Salas Pineda	15,954

(2)	This column includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2016 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted

Stephen C. Neal	$14,884
Troy Alstead	11,529
Jill Beraud	7,381
Robert A. Eckert	21,777
Spencer Fleischer	9,028
Mimi L. Haas	5,246
Peter E. Haas, Jr.	8,296
Christopher J. McCormick	—
Jenny Ming	4,575
Patricia Salas Pineda	21,655

(3)
Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan for Executives and Outside Directors. Mr. Neal’s 2016 amount includes charitable matches of $7,500.

(4)	Mr. Fleischer elected to defer 100% of his director's fees under the Deferred Compensation Plan for Executives and Outside Directors.

(5)	Ms. Pineda elected to defer 50% of her director’s fees under the Deferred Compensation Plan for Executive and Outside Directors. Ms. Pineda's 2016 amount includes charitable matches of $7,500.

Board compensation is reviewed by the NG&CC Committee and approved by the Board. In fiscal 2016, director compensation consisted of an annual retainer paid in cash and equity compensation in the form of RSUs. Committee chairpersons also received an additional cash retainer, as described below.
Annual Cash Retainer
In fiscal 2016, each non-employee director received compensation consisting of an annual cash retainer fee of $100,000 and was eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In fiscal 2016, Mr. Neal, Mr. Fleischer, and Ms. Pineda participated in this Deferred Compensation Plan for Executives and Outside Directors.
Equity Compensation
In fiscal 2016, each non-employee director also received an annual equity award in the form of RSUs which are granted under the EIP. The annual equity award value in the form of RSUs granted under the EIP is $135,000. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Evercore valuation process.
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
Under the terms of the EIP, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all stockholders. Therefore, all directors who held RSUs as of February 19, 2016, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
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
Compensation Committee Interlocks and Insider Participation
The HR Committee serves as the compensation committee of our Board. Its members are Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr., and Ms. Pineda. In 2016, no member of the HR Committee was a current officer or employee of ours. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement described below. The following table contains information about the beneficial ownership of our common stock as of February 6, 2017, by:

•	Each person known by us to own beneficially more than 5% of our common stock;

•	Each of our directors and each of our named executive officers; and

•	All of our directors and executive officers as a group.
Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of the security, or "investment power," which includes the power to dispose of or to direct the disposition of the security. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. Except as described in the footnotes to the table below, the individuals named in the table have sole voting and investment power with respect to all common stock beneficially owned by them, subject to community property laws where applicable.
As of February 6, 2017, there were 276 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,470,158 shares of common stock outstanding as of February 6, 2017. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Mimi L. Haas	6,519,856		17.4%
Peter E. Haas Jr.	6,048,598	(1)	16.1%
Margaret E. Haas	4,449,581	(2)	11.9%
Robert D. Haas	3,932,047	(3)	10.5%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.8%
Daniel S. Haas	2,021,193	(5)	5.4%
Troy Alstead	4,001		*
Jill Beraud	4,001		*
Robert A. Eckert	4,955		—
Spencer Fleischer	—		—
Christopher J. McCormick	—		—
Jenny Ming	—		—
Stephen C. Neal	21,345		*
Patricia Salas Pineda	9,167		*
Charles V. Bergh	721,875	(6)	1.9%
Seth M. Ellison	18,142	(7)	*
Harmit Singh	50,112	(8)	*
Carrie Ask	—		*
Roy Bagattini	9,397	(9)	*
Directors and executive officers as a group (22 persons)	13,625,680	(10)	36.4%

* Less than 1%.
_____________

(1)
Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities, and for which Mr. Haas shares voting and investment power. Includes an aggregate of 1,517,732 shares held by trusts, of which Mr. Haas is trustee, for the benefit of his children, grandchildren, and stepdaughter. Mr. Haas has sole voting and investment power over these shares. Includes 40,000 shares held by Mr. Haas' spouse over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these shares.

(2)
Includes 1,712,154 shares held in trusts and a limited liability company, of which Ms. Haas is trustee and managing member, respectively, for the benefit of Ms. Haas' son. Ms. Haas has sole voting and investment power over these shares. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is a board member, for the benefit of charitable entities and for which Ms. Haas shares voting and investment power. Ms. Haas disclaims beneficial ownership of these shares.

(3)
Includes 8,200 shares held jointly by Mr. Haas and his spouse and, as co-trustees, they share voting and investment power. Includes 732,118 shares held by a trust, of which Mr. Haas is trustee, for the benefit of his daughter. Mr. Haas has sole voting and investment power over these shares. Includes 1,023,645 shares held by Mr. Haas' spouse directly and in trusts over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above.

(5)	Includes 261,027 shares held in a trust for the benefit of Mr. Haas' cousin and 58,936 shares held in a trust for the benefit of his aunt. Mr. Haas disclaims beneficial ownership of these shares.

(6)	Represents the number of shares that Mr. Bergh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2017.

(7)	Includes the number of shares that Mr. Ellison has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2017.

(8)	Represents the number of shares that Mr. Singh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2017.

(9)	Represents the number of shares that Mr. Bagattini has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2017.

(10)	Includes 988,598 shares that our executive officers have the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 6, 2017.

Equity Compensation Plan Information
The following table sets forth certain information, as of November 27, 2016, with respect to the EIP, our only equity compensation plan. This plan was amended and restated by the Board in February 2016 and approved by our stockholders at the Annual Meeting of Stockholders in April 2016. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
4,381,167	1,157,347	$52.66	2,906,683
_____________

(1)	Includes only SARs and stock settled director RSUs.

(2)
Represents the number of shares of common stock the SARs and stock settled director RSUs would convert to if exercised November 27, 2016, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of outstanding dilutive SARs, less shares issued in connection with converted RSUs, less securities expected to be issued in the future upon conversion of outstanding RSUs. The EIP provides for an award pool of 8,000,000 shares of Company common stock that may be subject to awards under the plan. The 2,906,683 shares in the table above reflects the potential number of shares which could be issued pursuant to future awards. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or awards which are canceled and regranted in accordance with the terms of the plan; (iii) shares covered by an award that may only be settled in cash per the terms of the award which do not count against the plan's award pool; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

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
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Liz O'Neil, Senior Vice President and Chief Supply Chain Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2016, we donated $6.9 million to the Levi Strauss Foundation.
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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2016 and 2015:

	Year Ended
	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Services provided:
Audit fees(1)	$5,733	$5,744
Audit-related fees	—	—
Tax fees	599	866
All other fees(2)	228	50
Total fees	$6,560	$6,660
_____________

(1)
Includes fees for the audit of our annual consolidated financial statements, quarterly reviews of interim consolidated financial statements and statutory audits. Further, these include fees for services in support of issuing non-audit letters over financial information, as well as fees for access to electronic accounting and audit reference materials.

(2)
Consist of fees for permissible services other than the services reported above. In 2015, this relates to the Private Health Exchange Project and in 2016 this relates to the Close Acceleration Project.

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

4.3
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

10.7
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9
Levi Strauss & Co. 2016 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016.*

10.10
Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

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

10.18
Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.19
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.20
Employment Offer Letter between Roy Bagattini and the Registrant, dated April 29, 2016. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 6, 2016.*

10.21
Separation Agreement and General Release between Anne Rohosy and the Registrant, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2016.

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

10.28	Employment Offer Letter between Carrie Ask and the Registrant, dated December 8, 2015*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been redacted and filed separately with the Commission, pursuant to a request for confidential treatment granted by the Commission.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 27, 2016	$11,025	$2,195	$1,246	$11,974
November 29, 2015	$12,704	$1,875	$3,554	$11,025
November 30, 2014	$18,264	$662	$6,222	$12,704

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 27, 2016	$34,021	$195,718	$193,282	$36,457
November 29, 2015	$32,191	$152,471	$150,641	$34,021
November 30, 2014	$32,675	$138,577	$139,061	$32,191

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 27, 2016	$86,274	$325,843	$306,640	$105,477
November 29, 2015	$98,416	$306,497	$318,639	$86,274
November 30, 2014	$110,572	$322,164	$334,320	$98,416

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions	Balance at End of Period
	(Dollars in thousands)
November 27, 2016	$75,753	$(2,514)	$5,027	$68,212
November 29, 2015	$89,814	$—	$14,061	$75,753
November 30, 2014	$96,026	$—	$6,212	$89,814
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2017		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 9, 2017
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 9, 2017
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	February 9, 2017
Troy Alstead

/s/ JILL BERAUD	Director	Date:	February 9, 2017
Jill Beraud

/s/ ROBERT A. ECKERT	Director	Date:	February 9, 2017
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	February 9, 2017
Spencer C. Fleischer

/s/ MIMI L. HAAS	Director	Date:	February 9, 2017
Mimi L. Haas

/s/ PETER E. HAAS JR.	Director	Date:	February 9, 2017
Peter E. Haas Jr.

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	February 9, 2017
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	February 9, 2017
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 9, 2017
Patricia Salas Pineda

/s/ WADE W. WEBSTER	Senior Vice President and Controller	Date:	February 9, 2017
Wade W. Webster	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION
We will furnish our 2016 annual report and proxy statement to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.

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

4.3
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

10.7
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9
Levi Strauss & Co. 2016 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016.*

10.10
Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

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

10.18
Employment Offer Letter between Harmit Singh and the Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.19
Amendment to Employment Agreement, effective as of May 8, 2012, between the Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.20
Employment Offer Letter between Roy Bagattini and the Registrant, dated April 29, 2016. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 6, 2016.*

10.21
Separation Agreement and General Release between Anne Rohosy and the Registrant, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2016.

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

10.28	Employment Offer Letter between Carrie Ask and the Registrant, dated December 8, 2015*

12	Statements re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14.1	Worldwide Code of Business Conduct of Registrant. Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.

21	Subsidiaries of the Registrant. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been redacted and filed separately with the Commission, pursuant to a request for confidential treatment granted by the Commission.