Form 10-Q
period 2017-02-26
LEVI STRAUSS & CO
filed 2017-04-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 26, 2017
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
Common Stock $.01 par value — 37,612,891 shares outstanding on April 5, 2017

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 26, 2017	November 27, 2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$368,623	$375,563
Trade receivables, net of allowance for doubtful accounts of $12,402 and $11,974	406,689	479,018
Inventories:
Raw materials	3,157	2,454
Work-in-process	2,309	3,074
Finished goods	761,761	710,653
Total inventories	767,227	716,181
Other current assets	116,642	115,385
Total current assets	1,659,181	1,686,147
Property, plant and equipment, net of accumulated depreciation of $883,472 and $856,588	380,389	393,605
Goodwill	234,518	234,280
Other intangible assets, net	42,929	42,946
Deferred tax assets, net	504,700	523,101
Other non-current assets	108,598	107,017
Total assets	$2,930,315	$2,987,096

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$34,150	$38,922
Accounts payable	256,738	270,293
Accrued salaries, wages and employee benefits	141,992	180,740
Restructuring liabilities	2,243	4,878
Accrued interest payable	20,397	5,098
Accrued income taxes	13,260	9,652
Other accrued liabilities	263,003	252,160
Total current liabilities	731,783	761,743
Long-term debt	1,006,625	1,006,256
Long-term capital leases	15,428	15,360
Postretirement medical benefits	98,302	100,966
Pension liability	337,487	354,461
Long-term employee related benefits	67,924	73,243
Long-term income tax liabilities	20,876	20,150
Other long-term liabilities	58,724	63,796
Total liabilities	2,337,149	2,395,975
Commitments and contingencies
Temporary equity	86,197	79,346

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,467,356 shares and 37,470,158 shares issued and outstanding	375	375
Additional paid-in capital	—	1,445
Retained earnings	921,943	935,049
Accumulated other comprehensive loss	(417,558)	(427,314)
Total Levi Strauss & Co. stockholders’ equity	504,760	509,555
Noncontrolling interest	2,209	2,220
Total stockholders’ equity	506,969	511,775
Total liabilities, temporary equity and stockholders’ equity	$2,930,315	$2,987,096
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 26, 2017	February 28, 2016
	(Dollars in thousands) (Unaudited)
Net revenues	$1,101,991	$1,056,500
Cost of goods sold	537,438	496,902
Gross profit	564,553	559,598
Selling, general and administrative expenses	456,213	441,163
Restructuring, net	—	1,848
Operating income	108,340	116,587
Interest expense	(19,934)	(14,902)
Other income (expense), net	408	(2,219)
Income before income taxes	88,814	99,466
Income tax expense	28,693	33,175
Net income	60,121	66,291
Net loss (income) attributable to noncontrolling interest	22	(455)
Net income attributable to Levi Strauss & Co.	$60,143	$65,836

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 26, 2017	February 28, 2016
	(Dollars in thousands) (Unaudited)
Net income	$60,121	$66,291
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,691	3,582
Net investment hedge losses	—	(664)
Foreign currency translation gains (losses)	7,684	(7,575)
Unrealized gains (losses) on marketable securities	1,000	(1,829)
Total other comprehensive income (loss), before related income taxes	12,375	(6,486)
Income taxes related to items of other comprehensive income	(2,811)	(1,224)
Comprehensive income, net of income taxes	69,685	58,581
Comprehensive loss (income) attributable to noncontrolling interest	214	(674)
Comprehensive income attributable to Levi Strauss & Co.	$69,899	$57,907

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 26, 2017	February 28, 2016
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$60,121	$66,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,386	25,111
Unrealized foreign exchange losses	5,373	8,348
Realized gain on settlement of forward foreign exchange contracts not designated for hedge accounting	(9,076)	(12,967)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	3,682	3,734
Stock-based compensation	2,350	(1,053)
Other, net	1,554	1,565
Change in operating assets and liabilities:
Trade receivables	69,935	104,777
Inventories	(53,432)	(134,923)
Other current assets	(1,961)	(2,758)
Other non-current assets	(2,928)	(1,425)
Accounts payable and other accrued liabilities	4,611	49,462
Restructuring liabilities	(2,652)	(5,614)
Income tax liabilities	17,732	23,654
Accrued salaries, wages and employee benefits and long-term employee related benefits	(72,555)	(78,302)
Other long-term liabilities	(1,091)	178
Net cash provided by operating activities	49,049	46,078
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(25,073)	(30,725)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	9,076	12,967
Net cash used for investing activities	(15,997)	(17,758)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	—	75,000
Repayments of senior revolving credit facility	—	(154,000)
Proceeds from short-term credit facilities	9,911	9,208
Repayments of short-term credit facilities	(7,774)	(6,763)
Other short-term borrowings, net	(8,288)	3,102
Repurchase of common stock	(193)	—
Dividend to stockholders	(35,000)	—
Other financing, net	(1,158)	(118)
Net cash used for financing activities	(42,502)	(73,571)
Effect of exchange rate changes on cash and cash equivalents	2,510	(2,219)
Net decrease in cash and cash equivalents	(6,940)	(47,470)
Beginning cash and cash equivalents	375,563	318,571
Ending cash and cash equivalents	$368,623	$271,101

Noncash Investing Activity:
Purchases of property, plant and equipment not yet paid at end of period	$7,103	$14,244

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1,456	$1,176
Cash paid for income taxes during the period, net of refunds	11,677	11,164

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the "Company") is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under the Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Company operates its business through three geographic regions: Americas, Europe and Asia.
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 27, 2016, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 9, 2017.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 26, 2017 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2017.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2017 and 2016 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Reclassification
Certain amounts in Note 13 "Business Segment Information" have been conformed to the February 26, 2017 presentation. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas region segment and Corporate expenses, have now been allocated to our three regional business segments, and reported in their operating results. Business segment information for the prior-year period has been revised to reflect this change in presentation.
Certain insignificant amounts on the Statements of Cash Flows have been conformed to the February 26, 2017 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

Changes in Accounting Principle

•
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to early adopt all provisions of this new accounting standard in the first quarter of 2017 and will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. There was no material impact to the Company's financial statements.

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2016 Annual Report on Form 10-K, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2019

•
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Other Income and Expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

First Quarter of 2021

•
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 26, 2017			November 27, 2016
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$28,485	$28,485	$—	$27,131	$27,131	$—
Forward foreign exchange contracts, net(3)	9,446	—	9,446	23,267	—	23,267
Total	$37,931	$28,485	$9,446	$50,398	$27,131	$23,267
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$10,843	$—	$10,843	$5,533	$—	$5,533
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 26, 2017		November 27, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
6.875% senior notes due 2022(1)	535,948	560,198	527,102	550,700
5.00% senior notes due 2025(1)	490,363	499,406	483,735	480,121
Short-term borrowings	34,393	34,393	39,009	39,009
Total	$1,060,704	$1,093,997	$1,049,846	$1,069,830
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of February 26, 2017, the Company had forward foreign exchange contracts to buy $1.2 billion and to sell $327.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through August 2018.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 26, 2017			November 27, 2016
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$17,002	$(7,556)	$9,446	$30,160	$(6,893)	$23,267
Forward foreign exchange contracts(2)	4,614	(15,457)	(10,843)	1,481	(7,014)	(5,533)
Total	$21,616	$(23,013)		$31,641	$(13,907)
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
The Company's over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis and are offset accordingly. The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	February 26, 2017			November 27, 2016
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets / (Liabilities) Presented in the Statement of Financial Position

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$16,847	$(12,169)	$4,678	$29,240	$(8,374)	$20,866
Financial liabilities	(19,679)	12,169	(7,510)	(10,365)	8,374	(1,991)
Total			$(2,832)			$18,875
Embedded derivative contracts
Financial assets	$4,768	$—	$4,768	$2,401	$—	$2,401
Financial liabilities	(3,333)	—	(3,333)	(3,542)	—	(3,542)
Total			$1,435			$(1,141)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company's consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended
	February 26, 2017	November 27, 2016	February 26, 2017	February 28, 2016
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$(2,103)
Euro senior notes	(15,751)	(15,751)
Cumulative income taxes	12,168	12,168
Total	$(18,757)	$(18,757)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended
	February 26, 2017	February 28, 2016

Forward foreign exchange contracts:
Realized gain	$9,076	$12,967
Unrealized loss	(19,320)	(9,231)
Total	$(10,244)	$3,736

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 4: DEBT
The following table presents the Company's Debt:

	February 26, 2017	November 27, 2016
	(Dollars in thousands)
Long-term debt
Unsecured:
6.875% senior notes due 2022	$524,318	$524,396
5.00% senior notes due 2025	482,307	481,860
Total unsecured long-term debt	1,006,625	1,006,256
Total long-term debt	$1,006,625	$1,006,256
Short-term debt and current maturities of long-term debt
Unsecured:
Short-term borrowings	$34,150	$38,922
Total short-term debt and current maturities of long-term debt	34,150	38,922
Total debt	$1,040,775	$1,045,178
Senior Revolving Credit Facility
The Company’s unused availability under its senior secured revolving credit facility was $746.1 million at February 26, 2017, as the Company’s total availability of $799.1 million was reduced by $53.0 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 26, 2017 was 6.67%, as compared to 6.26% in the same period of 2016.
Subsequent Event - Senior Notes due 2027
On February 28, 2017, the Company issued €475 million in aggregate principal amount of 3.375% senior notes due 2027. On March 3, 2017, the Company completed a tender offer for $370.3 million of the 6.875% senior notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017. Refer to Note 14 "Subsequent Events" for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 5: EMPLOYEE BENEFIT PLANS
The following tables summarize the components of net periodic benefit cost and the changes recognized in "Accumulated other comprehensive loss" for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,463	$2,058	$43	$50
Interest cost	9,180	9,472	787	806
Expected return on plan assets	(12,115)	(12,134)	—	—
Amortization of prior service benefit	(15)	(15)	—	—
Amortization of actuarial loss	3,379	3,007	318	742
Net periodic benefit cost	2,892	2,388	1,148	1,598
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(9)	152	—	—
Amortization of prior service benefit	15	15	—	—
Amortization of actuarial loss	(3,379)	(3,007)	(318)	(742)
Total recognized in accumulated other comprehensive loss	(3,373)	(2,840)	(318)	(742)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(481)	$(452)	$830	$856

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 6: RESTRUCTURING
In 2016, the Company completed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The Company does not anticipate any significant additional costs associated with the global productivity initiative.
For the three months ended February 28, 2016, the Company recognized net restructuring charges of $1.8 million and related charges of $1.5 million. The net restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. The related charges, which consist primarily of consulting fees for the Company's centrally-led cost-savings, productivity projects and transition-related projects, represented costs incurred associated with ongoing operations and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
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
Other Contingencies
Litigation.  There have been no material developments with respect to the information previously reported in the Company’s 2016 Annual Report on Form 10-K related to legal proceedings.

In the ordinary course of business, the Company has various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
NOTE 8: DIVIDEND
In February 2017, the Company's Board of Directors declared a cash dividend of $70 million, payable in two $35 million installments. The Company paid the first installment of the cash dividend of $35.0 million in the first quarter of 2017. The second installment of $35 million is expected to be paid in the fourth quarter of 2017, and thus was recorded in "Other accrued liabilities" in the Company's consolidated balance sheets.
The Company does not have an established dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	February 26, 2017	November 27, 2016
	(Dollars in thousands)
Pension and postretirement benefits	$(249,704)	$(252,027)
Net investment hedge losses	(18,757)	(18,757)
Foreign currency translation losses	(142,439)	(149,065)
Unrealized gains on marketable securities	2,583	1,968
Accumulated other comprehensive loss	(408,317)	(417,881)
Accumulated other comprehensive income attributable to noncontrolling interest	9,241	9,433
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(417,558)	$(427,314)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended
	February 26, 2017	February 28, 2016
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(10,244)	$3,736
Foreign currency transaction gains (losses)(2)	9,676	(8,203)
Interest income	617	209
Investment income	353	708
Other	6	1,331
Total other income (expense), net	$408	$(2,219)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in the three-month period ended February 26, 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso. Gains in the three-month period ended 2016 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, partially offset by unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar. Losses in 2016 were primarily due to the weakening of various foreign currencies against the Euro.

NOTE 11: INCOME TAXES
The effective income tax rate was 32.3% for the three months ended February 26, 2017, compared to 33.4% for the same period ended February 28, 2016. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to lower tax rates on foreign earnings.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 12: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month period ended February 26, 2017, the Company donated $6.3 million to the Levi Strauss Foundation as compared to $6.1 million for the same prior-year period.
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
Effective as of the beginning of 2017, certain of the Company's global expenses that support all regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in the Americas region segment and Corporate expenses, have now been allocated to the three regional business segments, and reported in operating results. Business segment information for the prior-year period has been revised to reflect the change in presentation.
Business segment information for the Company is as follows:

	Three Months Ended
	February 26, 2017	February 28, 2016
	(Dollars in thousands)
Net revenues:
Americas	$577,907	$571,185
Europe	310,317	276,486
Asia	213,767	208,829
Total net revenues	$1,101,991	$1,056,500
Operating income:
Americas	$90,342	$88,032
Europe	64,539	50,939
Asia	35,941	40,893
Regional operating income	190,822	179,864
Corporate:
Restructuring, net	—	1,848
Restructuring-related charges	—	1,497
Other corporate staff costs and expenses	82,482	59,932
Corporate expenses	82,482	63,277
Total operating income	108,340	116,587
Interest expense	(19,934)	(14,902)
Other income (expense), net	408	(2,219)
Income before income taxes	$88,814	$99,466

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2017

NOTE 14: SUBSEQUENT EVENTS
On February 28, 2017, the Company issued €475 million in aggregate principal amount of 3.375% senior notes due 2027 (the "Senior Notes due 2027"). On March 3, 2017, a portion of the proceeds from the new debt were used to complete a tender offer for $370.3 million of the 6.875% senior notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017. The remaining proceeds from the issuances of Senior Notes due 2027 as well as cash on hand will be used to complete the redemption. The Company will record a net loss on the early extinguishment of debt of approximately $23 million. The estimated loss includes approximately $21 million of tender and call premiums on the retired debt. Debt issuance costs for the Senior Notes due 2027 are estimated at approximately $8 million and will be capitalized as deferred financing costs as a direct reduction to the debt.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ ("Signature") and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,200 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 706 company-operated retail stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated retail stores and ecommerce sites generated approximately 32% of our net revenues in the first three months of 2017, as compared to 31% in the same period in 2016, with our ecommerce sites representing approximately 16% of this revenue in 2017, as compared to 15% in the same period in 2016. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 48% of our net revenues and 53% of our regional operating income in the first three months of 2017, as compared to 46% of our net revenues and 51% of our regional operating income in the same period in 2016. Sales of Levi’s® brand products represented approximately 88% and 87% of our total net sales in the first three-month periods of 2017 and 2016, respectively. Effective as of the beginning of 2017, we revised our approach to measuring the performance of our business by allocating certain of our global expenses to our three regional business segments. Comparative period regional operating income amounts were revised to reflect this change. Refer to "Financial Information Presentation" section below for additional details.
Trends Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:

•
Factors that impact consumer discretionary spending, which remains mixed globally, have created a challenging retail environment for us and our customers, characterized by declining traffic patterns and contributing to a generally promotional environment. In developed economies, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending. Consumers continue to focus on value pricing, with the off-price retail channel remaining strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.

•
More competitors are seeking growth globally, thereby raising the competitiveness across regions. Some of these competitors are entering into markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and those new brands may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by slowed growth prospects due to increased competition from ecommerce shopping, pricing transparency enabled by proliferation of online technologies, vertically-integrated specialty stores, and fast-fashion retail. Retailers, including our top customers, may decide to consolidate, undergo restructurings or rationalize their stores which could result in reduction in the number of stores that carry our products. Additionally, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

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

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Mexican Peso and British Pound, will impact our financial results, affecting translation, and revenue and operating margins.

•
The current sociopolitical environment has introduced greater uncertainty with respect to future potential tax and trade regulations. Such changes, including import tariffs or taxes, may require us to modify our current business practices and could have material adverse effect on our business and results of operations.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies. For more information on the risk factors affecting our business, see our 2016 Annual Report on Form 10-K, Item 1A "Risk Factors".
Our First Quarter 2017 Results

•
Net revenues. Compared to the first quarter of 2016, consolidated net revenues increased 4% on a reported basis and increased 5% on a constant-currency basis driven by higher revenues from expansion and improved performance of our retail network in all three regions.

•
Gross margin. Compared to the first quarter of 2016, consolidated gross profit decreased 2% due principally to higher sales allowances, primarily in the United States wholesale channel, and unfavorable transactional currency impacts, primarily in Europe. This was partially offset by company-operated retail growth in Europe and Americas.

•
Operating income. Compared to the first quarter of 2016, consolidated operating income decreased by 7% and operating margin declined to 10%, primarily reflecting lower gross margin and higher selling, general and administrative expenses ("SG&A") associated with our investment in retail expansion.

•
Cash flows. Cash flows provided by operating activities were $49 million for the three-month period in 2017 as compared to $46 million for the same period in 2016; the increase reflects lower payments to vendors for SG&A and an increase in cash received from customers.

Financial Information Presentation
Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2017 and 2016 consists of 13 weeks.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas region segment and Corporate expenses, have now been allocated to our three regional business segments, and reported in their operating results. Business segment information for the prior-year period has been revised to reflect the change in presentation.
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

•
Selling costs include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our e-commerce operations.

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
Results of Operations for Three Months Ended February 26, 2017, as Compared to Same Period in 2016
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2017	February 28, 2016	% Increase (Decrease)	February 26, 2017	February 28, 2016
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,102.0	$1,056.5	4.3%	100.0%	100.0%
Cost of goods sold	537.5	496.9	8.2%	48.8%	47.0%
Gross profit	564.5	559.6	0.9%	51.2%	53.0%
Selling, general and administrative expenses	456.2	441.2	3.4%	41.4%	41.8%
Restructuring, net	—	1.8	(98.8)%	—	0.2%
Operating income	108.3	116.6	(7.2)%	9.8%	11.0%
Interest expense	(19.9)	(14.9)	33.8%	(1.8)%	(1.4)%
Other income (expense), net	0.4	(2.2)	(118.4)%	—	(0.2)%
Income before income taxes	88.8	99.5	(10.7)%	8.1%	9.4%
Income tax expense	28.7	33.2	(13.5)%	2.6%	3.1%
Net income	60.1	66.3	(9.3)%	5.5%	6.3%
Net loss (income) attributable to noncontrolling interest	—	(0.5)	(104.9)%	—	—
Net income attributable to Levi Strauss & Co.	$60.1	$65.8	(8.6)%	5.5%	6.2%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 26, 2017	February 28, 2016	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$577.9	$571.2	1.2%	2.0%
Europe	310.3	276.5	12.2%	14.6%
Asia	213.8	208.8	2.4%	2.4%
Total net revenues	$1,102.0	$1,056.5	4.3%	5.4%
Total net revenues increased on both a reported and constant-currency basis for the three-month periods ended February 26, 2017, as compared to the same prior-year period.
Americas.    On both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month period ended February 26, 2017, with currency affecting net revenues unfavorably by approximately $5 million.
Excluding the effects of currency, the increase in net revenues for the three-month period ended February 26, 2017 was due to higher revenues in Mexico and the performance and expansion of our company-operated retail network, including ecommerce, in the United States. This was mostly offset by lower wholesale revenues in the United States in our Levi’s® and Dockers® brands due to a soft retail environment.
Europe.    Net revenues in Europe increased both on a reported basis and constant-currency basis for the three-month period ended February 26, 2017, with currency affecting net revenues unfavorably by approximately $6 million.
Constant-currency net revenues increased as a result of the expansion and strong performance of our company-operated and franchise store retail network, including e-commerce, as well as solid wholesale performance.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month period ended February 26, 2017 with currency affecting net revenues minimally.
The increase in net revenues was primarily due to the performance and expansion of our company-operated retail network, particularly company-operated outlet and e-commerce channels, partially offset by a decline in franchised stores and wholesale performance.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 26, 2017	February 28, 2016	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,102.0	$1,056.5	4.3%
Cost of goods sold	537.5	496.9	8.2%
Gross profit	$564.5	$559.6	0.9%
Gross margin	51.2%	53.0%
Currency translation unfavorably impacted gross profit by approximately $5 million for the three-month period ended February 26, 2017. Gross margin decreased principally due to higher sales allowances, primarily in the United States wholesale channel, and unfavorable transactional currency impacts, primarily in Europe. This was partially offset by company-operated retail growth in Europe and Americas.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2017	February 28, 2016	% Increase (Decrease)	February 26, 2017	February 28, 2016
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$210.0	$191.0	10.0%	19.1%	18.1%
Advertising and promotion	52.7	57.5	(8.3)%	4.8%	5.4%
Administration	84.6	84.2	0.5%	7.7%	8.0%
Other	108.9	107.0	1.8%	9.9%	10.1%
Restructuring-related charges	—	1.5	(100.0)%	—	0.1%
Total SG&A	$456.2	$441.2	3.4%	41.4%	41.8%

Currency impacted SG&A favorably by approximately $3 million for the three-month period ended February 26, 2017.
Selling.  Currency impacted selling expenses favorably by approximately $2 million for the three-month period ended February 26, 2017. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated retail network. We had 51 more company-operated stores at the end of the first quarter of 2017 than we did at the end of the first quarter of 2016.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three-month period ended February 26, 2017. The decrease in advertising and promotion expenses reflects the timing of production and media spend for our campaigns.
Administration.    Administration expenses include functional administrative and organization costs. Currency did not have a significant impact on administration expenses for the three months ended February 26, 2017.
Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency did not have a significant impact on other SG&A expenses for the three months ended February 26, 2017.
Restructuring-related charges.  Restructuring-related charges consisted primarily of consulting fees incurred for our centrally-led cost-savings, productivity projects and transition-related projects, which were implemented through the end of 2016.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2017	February 28, 2016	% Increase (Decrease)	February 26, 2017		February 28, 2016
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$90.4	$88.1	2.6%	15.6%		15.4%
Europe	64.5	50.9	26.7%	20.8%		18.4%
Asia	35.9	40.9	(12.1)%	16.8%		19.6%
Total regional operating income	190.8	179.9	6.1%	17.3%	*	17.0%
Corporate:
Restructuring, net	—	1.8	(98.8)%	—	*	0.2%
Restructuring-related charges	—	1.5	(100.0)%	—	*	0.1%
Other corporate staff costs and expenses	82.5	60.0	37.6%	7.5%	*	5.7%
Corporate expenses	82.5	63.3	30.3%	7.5%	*	6.0%
Total operating income	$108.3	$116.6	(7.1)%	9.8%	*	11.0%
Operating margin	9.8%	11.0%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $2 million for the three-month period ended February 26, 2017.

Regional operating income.

•
Americas. Currency translation unfavorably affected operating income in the region by approximately $2 million for the three-month period ended February 26, 2017. The increase in operating income is primarily due to lower SG&A expense for the region reflecting the timing of production and media spend for our campaigns.

•
Europe. Currency translation had no significant impact on operating income for the three-month period ended February 26, 2017. The increase in operating income is due to higher net revenues and gross margin partially offset by higher SG&A expense for the region to support retail expansion.

•
Asia. Currency translation unfavorably affected operating income in the region by approximately $1 million for the three-month period ended February 26, 2017. The decrease in operating income is due to higher SG&A expense for the region to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring and restructuring-related charges, other corporate staff costs, and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 26, 2017. As compared to the same prior-year period, corporate expenses increased primarily due to purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.
Interest expense
Interest expense was $19.9 million for the three-month period ended February 26, 2017, as compared to $14.9 million for the same period in 2016. The increase in interest expense was primarily due to higher interest expense related to our deferred compensation plans.
Our weighted-average interest rate on average borrowings outstanding during the three months ended February 26, 2017 was 6.67%, as compared to 6.26% in the same period in 2016.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended February 26, 2017, we recorded income of $0.4 million, as compared to expense of $2.2 million for the same prior-year period. The income in the three-month period in 2017 primarily reflected net gains on our foreign currency denominated balances, mostly offset by net losses on our foreign exchange derivatives. The expenses in the three-month period in 2016 primarily reflected net losses on our foreign currency denominated balances, partially offset by net gains on our foreign exchange derivatives.
Income tax expense
The effective income tax rate was 32.3% for the three months ended February 26, 2017, compared to 33.4% for the same period ended February 28, 2016. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to lower tax rates on foreign earnings.
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

As of February 26, 2017, we did not have any borrowings under the credit facility. Unused availability under the credit facility was $746.1 million, as our total availability of $799.1 million, based on collateral levels as defined by the agreement, was reduced by $53.0 million of other credit-related instruments.
As of February 26, 2017, we had cash and cash equivalents totaling approximately $368.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.1 billion.
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
There have been no material changes to our estimated cash requirements for 2017 from those disclosed in our 2016 Annual Report on Form 10-K, except that potential payments in 2017 under the terms of the EIP have been reduced and are now estimated to range up to approximately $30 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 26, 2017	February 28, 2016
	(Dollars in millions)
Cash provided by operating activities	$49.0	$46.1
Cash used for investing activities	(16.0)	(17.8)
Cash used for financing activities	(42.5)	(73.6)
Cash and cash equivalents	368.6	271.1
Cash flows from operating activities
Cash provided by operating activities was $49.0 million for the three-month period in 2017, as compared to $46.1 million for the same period in 2016. The increase reflects lower payments to vendors for operating expenses and an increase in cash received from customers.
Cash flows from investing activities
Cash used for investing activities was $16.0 million for the three-month period in 2017, as compared to $17.8 million for the same period in 2016. The decrease in cash used for investing activities as compared to the prior year primarily reflected increased investment in information technology systems and distribution and proceeds from the settlement of our forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $42.5 million for the three-month period in 2017, as compared to $73.6 million for the same period in 2016. Cash used in 2017 primarily reflected the payment of a $35.0 million cash dividend. Cash used in 2016 primarily reflected net repayments on our senior revolving credit facility partially offset by proceeds from our senior revolving credit facility.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.04 billion as of February 26, 2017, we had fixed-rate debt of $1.02 billion (98.5% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $15.8 million (1.5% of total debt). As of February 26, 2017, our required aggregate debt principal payments on our unsecured long-term debt were $1.02 billion in years after 2022. Short-term borrowings of $34.2 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 26, 2017.
Subsequent Event - Senior Notes due 2027
On February 28, 2017, we issued €475 million in aggregate principal amount of 3.375% senior notes due 2027. On March 3, 2017, we completed a tender offer for $370.3 million of the 6.875% senior notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017. The remaining proceeds from the issuances of Senior Notes due 2027 as well as cash on hand will be used to complete the call redemption. The Company will record a net loss on the early extinguishment of debt of approximately $23 million. The estimated loss includes approximately $21 million of tender and call premiums on the retired debt. Debt issuance costs for the Senior Notes due 2027 are estimated at approximately $8 million. Refer to Note 14 "Subsequent Events" for more information.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2016 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the benefits and timing of our global productivity initiative, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 27, 2016, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;

•
our ability to effectively implement and manage our global productivity and outsourcing actions as planned, which are intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service-delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;

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

•	our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange and interest rate fluctuations;

•	our ability to successfully prevent or mitigate the impacts of data security breaches;

•	our ability to attract and retain key executives and other key employees;

•	our ability to protect our trademarks and other intellectual property;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	changes in or application of trade and tax laws, including potential increases in import tariffs or taxes; and

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2016 Annual Report on Form 10-K.

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of February 26, 2017. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 26, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. We continued the transition of certain global business service activities with our outsourced service provider during our last fiscal quarter, and this resulted in a change to our processes and control environment. There were no other changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Litigation.    There have been no material developments with respect to the information previously reported in our 2016 Annual Report on Form 10-K related to legal proceedings.
In the ordinary course of business, we have various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2017, our Board approved the award of stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to certain of our executives. These SARs and RSUs represent 234,031 and 54,705 shares of our common stock, respectively, and the PRSUs represent 109,415 shares of our common stock at target levels of performance and 218,830 shares of our common stock at maximum levels of performance. These awards were made under our 2016 Equity Incentive Plan.

SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. RSUs and PRSUs have an initial grant date value equal to the fair market value on the date of the grant.

•	SARs were granted with the following vesting schedule: 25% percent of the SAR grant vests annually on the first, second, third, and fourth anniversary of the date of grant.

•	RSUs were granted with the following vesting schedule: 100% percent of the RSU grant vests on the third anniversary of the date of grant; and

•
PRSUs were granted with the following vesting schedule: 50% of the PRSUs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2017, 2018 and 2019 and 50% of the PRSUs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the PRSUs have been satisfied on or before March 1, 2020.

Upon the exercise of a SAR, the recipient will be entitled to receive common stock with an aggregate fair market value equal to the excess of the per share fair market value of the Company's common stock on the date of exercise over the exercise price, multiplied by the number of SARs exercised. On the vesting date of RSUs and any earned PRSUs, the recipient will be entitled to receive one share of common stock for every RSU and PRSU that vests.

We will not receive any proceeds from the issuance or vesting of RSUs, PRSUs, or SARs. The RSUs, PRSUs, and SARs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

We repurchased a total of 2,802 shares of our common stock during the quarter in connection with the exercise of call and put rights under our 2016 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, all were purchased in February 2017.

We are a privately-held corporation; there is no public trading of our common stock. As of April 5, 2017, we had 37,612,891 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1
Form of Stock Appreciation Right Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.2
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.3
Form of Performance Vested Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the Commission on January 31, 2017.*

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

Date:	April 11, 2017		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ WADE W. WEBSTER
Wade W. Webster Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Form of Stock Appreciation Right Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.2
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.3
Form of Performance Vested Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the Commission on January 31, 2017.*

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