Form 10-Q
period 2017-05-28
LEVI STRAUSS & CO
filed 2017-07-11
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 28, 2017
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
_________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company, or an emerging growth company. See definition of "Large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
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
Common Stock $.01 par value — 37,620,430 shares outstanding on July 5, 2017

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 28, 2017	November 27, 2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$437,517	$375,563
Trade receivables, net of allowance for doubtful accounts of $13,331 and $11,974	309,392	479,018
Inventories:
Raw materials	4,940	2,454
Work-in-process	3,214	3,074
Finished goods	772,425	710,653
Total inventories	780,579	716,181
Other current assets	114,112	115,385
Total current assets	1,641,600	1,686,147
Property, plant and equipment, net of accumulated depreciation of $908,045 and $856,588	390,496	393,605
Goodwill	235,971	234,280
Other intangible assets, net	42,922	42,946
Deferred tax assets, net	533,235	523,101
Other non-current assets	110,933	107,017
Total assets	$2,955,157	$2,987,096

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$31,582	$38,922
Accounts payable	274,455	270,293
Accrued salaries, wages and employee benefits	152,172	180,740
Restructuring liabilities	1,715	4,878
Accrued interest payable	6,873	5,098
Accrued income taxes	1,327	9,652
Other accrued liabilities	265,456	252,160
Total current liabilities	733,580	761,743
Long-term debt	1,007,285	1,006,256
Long-term capital leases	15,005	15,360
Postretirement medical benefits	95,259	100,966
Pension liability	337,293	354,461
Long-term employee related benefits	72,540	73,243
Long-term income tax liabilities	16,676	20,150
Other long-term liabilities	69,699	63,796
Total liabilities	2,347,337	2,395,975
Commitments and contingencies
Temporary equity	75,324	79,346

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,620,430 shares and 37,470,158 shares issued and outstanding	376	375
Additional paid-in capital	—	1,445
Retained earnings	942,373	935,049
Accumulated other comprehensive loss	(412,686)	(427,314)
Total Levi Strauss & Co. stockholders’ equity	530,063	509,555
Noncontrolling interest	2,433	2,220
Total stockholders’ equity	532,496	511,775
Total liabilities, temporary equity and stockholders’ equity	$2,955,157	$2,987,096

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands) (Unaudited)
Net revenues	$1,067,855	$1,011,587	$2,169,846	$2,068,087
Cost of goods sold	509,463	494,389	1,046,901	991,291
Gross profit	558,392	517,198	1,122,945	1,076,796
Selling, general and administrative expenses	495,741	459,351	951,954	900,514
Restructuring, net	—	(191)	—	1,657
Operating income	62,651	58,038	170,991	174,625
Interest expense	(17,895)	(20,411)	(37,829)	(35,313)
Loss on early extinguishment of debt	(22,793)	—	(22,793)	—
Other (expense) income, net	(18,087)	4,295	(17,679)	2,076
Income before income taxes	3,876	41,922	92,690	141,388
Income tax (benefit) expense	(13,847)	10,862	14,846	44,037
Net income	17,723	31,060	77,844	97,351
Net income attributable to noncontrolling interest	(207)	(335)	(185)	(790)
Net income attributable to Levi Strauss & Co.	$17,516	$30,725	$77,659	$96,561

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands) (Unaudited)
Net income	$17,723	$31,060	$77,844	$97,351
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,769	3,735	7,460	7,317
Net investment hedge losses	(29,640)	(250)	(29,640)	(914)
Foreign currency translation gains (losses)	20,903	5,877	28,587	(1,698)
Unrealized gains (losses) on marketable securities	875	1,510	1,875	(319)
Total other comprehensive (loss) income, before related income taxes	(4,093)	10,872	8,282	4,386
Income taxes benefit (expense) related to items of other comprehensive income	8,984	(2,414)	6,173	(3,638)
Comprehensive income, net of income taxes	22,614	39,518	92,299	98,099
Comprehensive income attributable to noncontrolling interest	(226)	(447)	(12)	(1,121)
Comprehensive income attributable to Levi Strauss & Co.	$22,388	$39,071	$92,287	$96,978

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 28, 2017	May 29, 2016
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$77,844	$97,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,829	50,496
Unrealized foreign exchange losses	23,434	16,927
Realized gain on settlement of forward foreign exchange contracts not designated for hedge accounting	(4,078)	(16,887)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	7,457	7,487
Loss on early extinguishment of debt	22,793	—
Stock-based compensation	5,662	1,976
Other, net	3,579	(1,879)
Change in operating assets and liabilities:
Trade receivables	172,382	157,291
Inventories	(54,723)	(185,806)
Other current assets	4,755	1,993
Other non-current assets	(3,794)	(4,163)
Accounts payable and other accrued liabilities	(7,696)	41,392
Restructuring liabilities	(3,285)	(10,691)
Income tax liabilities	(15,688)	18,397
Accrued salaries, wages and employee benefits and long-term employee related benefits	(66,750)	(73,463)
Other long-term liabilities	(635)	2,883
Net cash provided by operating activities	217,086	103,304
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(52,889)	(47,278)
Proceeds from sales of assets	—	17,431
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	4,078	16,887
Net cash used for investing activities	(48,811)	(12,960)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	502,835	—
Repayments of long-term debt	(525,000)	—
Proceeds from senior revolving credit facility	—	180,000
Repayments of senior revolving credit facility	—	(174,000)
Proceeds from short-term credit facilities	15,557	14,216
Repayments of short-term credit facilities	(13,221)	(10,389)
Other short-term borrowings, net	(10,747)	593
Payment of debt extinguishment costs	(21,899)	—
Payment of debt issuance costs	(10,101)	—
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(11,462)	(1,393)
Dividend to stockholders	(35,000)	(60,000)
Other financing, net	(3,440)	1,923
Net cash used for financing activities	(112,478)	(49,050)
Effect of exchange rate changes on cash and cash equivalents	6,157	(325)
Net increase in cash and cash equivalents	61,954	40,969
Beginning cash and cash equivalents	375,563	318,571
Ending cash and cash equivalents	$437,517	$359,540

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$8,191	$22,911
Property, plant and equipment additions due to build-to-suit lease transactions	6,419	—

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$28,795	$33,536
Cash paid for income taxes during the period, net of refunds	26,134	21,703

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 28, 2017 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2017.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2017 and 2016 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Reclassification
Certain amounts in Note 13 "Business Segment Information" have been conformed to the May 28, 2017 presentation. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas region segment and Corporate expenses, have now been allocated to our three regional business segments, and reported in their operating results. Business segment information for the prior-year period has been revised to reflect this change in presentation.
Certain insignificant amounts on the Statements of Cash Flows have been conformed to the May 28, 2017 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

Changes in Accounting Principle

•
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to early adopt all provisions of this new accounting standard in the first quarter of 2017 and will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. The adoption of this standard resulted in a $5.6 million income tax benefit.

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 designates the appropriate cash flow classification for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. In certain circumstances, transactions may require bifurcation to appropriately allocate components among operating, investing and financing activities. The Company adopted this standard in the second quarter of 2017.

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

•
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year. Additional ASUs have been issued that are part of the overall new revenue guidance including: ASU 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10: Identifying Performance Obligations and Licensing and ASU 2016-12: Narrow Scope Improvements and Practical Expedients. The Company is currently assessing the impact that adopting these new revenue accounting standards will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a twelve month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 28, 2017			November 27, 2016
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$29,348	$29,348	$—	$27,131	$27,131	$—
Forward foreign exchange contracts, net(3)	7,586	—	7,586	23,267	—	23,267
Total	$36,934	$29,348	$7,586	$50,398	$27,131	$23,267
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$19,062	$—	$19,062	$5,533	$—	$5,533
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 28, 2017		November 27, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
6.875% senior notes due 2022(1)(2)	$—	$—	$527,102	$550,700
5.00% senior notes due 2025(1)	484,704	504,015	483,735	480,121
3.375% senior notes due 2027(1)(2)	528,896	538,075	—	—
Short-term borrowings	31,777	31,777	39,009	39,009
Total	$1,045,377	$1,073,867	$1,049,846	$1,069,830
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

(2)
On February 28, 2017, the Company issued €475 million in aggregate principal amount of 3.375% senior notes due 2027. On March 3, 2017, the Company completed a cash tender offer for $370.3 million of the 6.875% senior notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017. See Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 28, 2017, the Company had forward foreign exchange contracts to buy $782.3 million and to sell $303.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2019.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 28, 2017			November 27, 2016
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$10,994	$(3,408)	$7,586	$30,160	$(6,893)	$23,267
Forward foreign exchange contracts(2)	6,032	(25,094)	(19,062)	1,481	(7,014)	(5,533)
Total	$17,026	$(28,502)		$31,641	$(13,907)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(532,475)		$—	$—
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” on the Company’s consolidated balance sheets.
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

	May 28, 2017			November 27, 2016
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities) Presented in the Balance Sheet

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$11,689	$(9,440)	$2,249	$29,240	$(8,374)	$20,866
Financial liabilities	(25,362)	9,440	(15,922)	(10,365)	8,374	(1,991)
Total			$(13,673)			$18,875
Embedded derivative contracts
Financial assets	$5,337	$—	$5,337	$2,401	$—	$2,401
Financial liabilities	(3,140)	—	(3,140)	(3,542)	—	(3,542)
Total			$2,197			$(1,141)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company's consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Six Months Ended
	May 28, 2017	November 27, 2016	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$(792)	$—	$(2,895)
Euro-denominated senior notes	(45,391)	(15,751)	—	—	—	—
Cumulative income taxes	23,587	12,168
Total	$(36,978)	$(18,757)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(4,998)	$3,920	$4,078	$16,887
Unrealized loss	(10,132)	(5,038)	(29,452)	(14,269)
Total	$(15,130)	$(1,118)	$(25,374)	$2,618

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

NOTE 4: DEBT
The following table presents the Company's debt:

	May 28, 2017	November 27, 2016
	(Dollars in thousands)
Long-term debt
6.875% senior notes due 2022	$—	$524,396
5.00% senior notes due 2025	482,760	481,860
3.375% senior notes due 2027	524,525	—
Total long-term debt	$1,007,285	$1,006,256
Short-term debt
Short-term borrowings	$31,582	$38,922
Total debt	$1,038,867	$1,045,178
Issuance of Senior Notes due 2027 and Tender and Redemption of Senior Notes due 2022
Principal, interest, and maturity. On February 28, 2017, the Company issued €475 million in aggregate principal amount of 3.375% senior notes due 2027 (the "Senior Notes due 2027") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2027 will mature on March 15, 2027.
Interest on the notes is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2017. The Company may redeem some or all of the Senior Notes due 2027 prior to March 15, 2022, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to March 15, 2020, the Company may redeem up to a maximum of 40% of the aggregate principal amount of the Senior Notes due 2027 with the proceeds of certain equity offerings at a redemption price of 103.375% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $8.0 million associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.
Use of Proceeds and Loss on Early Extinguishment of Debt. On March 3, 2017, the Company completed a cash tender offer for $370.3 million of the 6.875% Senior Notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

The tender offer and redemption, as well as underwriting fees associated with the new issuance, were primarily funded with the proceeds from the issuance of the Senior Notes due 2027, as well as cash on hand. The Company recorded a $22.8 million loss on early extinguishment of debt. The loss includes $21.9 million of tender and call premiums on the retired debt.
Senior Revolving Credit Facility
On May 23, 2017, the Company further amended its senior secured revolving credit facility to extend the term through May 2022. The terms of the amended and restated credit facility are similar to the terms under the previous version of the credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 125 – 200 basis points to LIBOR plus 125 – 175 basis points, depending on borrowing base availability and the rate for undrawn availability was reduced from 25 – 30 basis points to 20 basis points. All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, events of default, have not been materially changed as a result of the amended and restated credit agreement and remain in full force and effect. Costs of approximately $2.4 million associated with the amendment of the revolving credit facility, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the facility.
The Company's unused availability under its senior secured revolving credit facility was $714.3 million at May 28, 2017, as the Company's total availability of $761.5 million was reduced by $47.2 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 28, 2017 was 5.66% and 6.17% respectively, as compared to 6.41% and 6.33%, respectively, in the same periods of 2016.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

NOTE 5: EMPLOYEE BENEFIT PLANS
The following tables summarize the components of net periodic benefit cost and the changes recognized in "Accumulated other comprehensive loss" for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,479	$2,072	$43	$50
Interest cost	9,188	9,490	787	806
Expected return on plan assets	(12,122)	(12,162)	—	—
Amortization of prior service benefit	(15)	(16)	—	—
Amortization of actuarial loss	3,379	3,028	317	741
Curtailment loss	67	—	—	—
Net settlement loss	94	—	—	—
Net periodic benefit cost	3,070	2,412	1,147	1,597
Changes in accumulated other comprehensive loss:
Actuarial loss	6	18	—	—
Amortization of prior service benefit	15	16	—	—
Amortization of actuarial loss	(3,379)	(3,028)	(317)	(741)
Net settlement loss	(94)	—	—	—
Total recognized in accumulated other comprehensive loss	(3,452)	(2,994)	(317)	(741)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(382)	$(582)	$830	$856

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$4,942	$4,130	$86	$100
Interest cost	18,368	18,962	1,574	1,612
Expected return on plan assets	(24,237)	(24,296)	—	—
Amortization of prior service benefit	(30)	(31)	—	—
Amortization of actuarial loss	6,758	6,035	635	1,483
Curtailment loss	67	—	—	—
Net settlement loss	94	—	—	—
Net periodic benefit cost	5,962	4,800	2,295	3,195
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(3)	170	—	—
Amortization of prior service benefit	30	31	—	—
Amortization of actuarial loss	(6,758)	(6,035)	(635)	(1,483)
Net settlement loss	(94)	—	—	—
Total recognized in accumulated other comprehensive loss	(6,825)	(5,834)	(635)	(1,483)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(863)	$(1,034)	$1,660	$1,712

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

NOTE 6: RESTRUCTURING
In 2016, the Company completed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The Company does not anticipate any significant additional costs associated with the global productivity initiative.
For the three and six months ended May 29, 2016, the Company recognized net restructuring reversals of $0.2 million and charges of $1.7 million, respectively, and related charges of $3.0 million and $4.5 million, respectively. The net restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. The related charges, which consist primarily of consulting fees for the Company's centrally-led cost-savings, productivity projects and transition-related projects, represented costs incurred associated with ongoing operations and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
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
NOTE 8: DIVIDEND
In the first quarter of 2017, the Company's Board of Directors declared a cash dividend of $70 million, payable in two $35 million installments. The Company paid the first installment in the first quarter of 2017. The second installment of $35 million is expected to be paid in the fourth quarter of 2017 based on the holders of record on October 6, 2017, and was recorded in "Other accrued liabilities" in the Company's consolidated balance sheets.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	May 28, 2017	November 27, 2016
	(Dollars in thousands)
Pension and postretirement benefits	$(247,310)	$(252,027)
Net investment hedge losses	(36,978)	(18,757)
Foreign currency translation losses	(122,259)	(149,065)
Unrealized gains on marketable securities	3,121	1,968
Accumulated other comprehensive loss	(403,426)	(417,881)
Accumulated other comprehensive income attributable to noncontrolling interest	9,260	9,433
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(412,686)	$(427,314)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. Please see Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended		Six Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(15,130)	$(1,118)	$(25,374)	$2,618
Foreign currency transaction (losses) gains(2)	(3,623)	4,398	6,053	(3,806)
Interest income	694	281	1,311	490
Investment (expense) income	(11)	—	342	708
Other, net	(17)	734	(11)	2,066
Total other income (expense), net	$(18,087)	$4,295	$(17,679)	$2,076
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in the three-month and six-month periods ended May 28, 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso and the Euro.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in the six-month period ended May 28, 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar.

NOTE 11: INCOME TAXES
The effective income tax rate was 16.0% for the six months ended May 28, 2017, compared to 31.1% for the same period ended May 29, 2016. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to a 9.5% discrete tax benefit related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, and a 6.0% discrete tax benefit recognized in the quarter attributable to excess tax benefits on equity compensation.
NOTE 12: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation,

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2017

which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month and six-month periods ended May 28, 2017, the Company donated $0.4 million and $6.7 million to the Levi Strauss Foundation as compared to $0.3 million and $0.6 million for the same prior-year periods.
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
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016
	(Dollars in thousands)
Net revenues:
Americas	$602,063	$589,311	$1,179,970	$1,160,496
Europe	280,386	240,626	590,703	517,112
Asia	185,406	181,650	399,173	390,479
Total net revenues	$1,067,855	$1,011,587	$2,169,846	$2,068,087
Operating income:
Americas	$101,879	$96,832	$192,221	$184,863
Europe(1)	34,703	26,505	99,242	77,444
Asia	9,468	9,542	45,409	50,435
Regional operating income	146,050	132,879	336,872	312,742
Corporate:
Restructuring, net	—	(191)	—	1,657
Restructuring-related charges	—	3,034	—	4,531
Other corporate staff costs and expenses	83,399	71,998	165,881	131,929
Corporate expenses	83,399	74,841	165,881	138,117
Total operating income	62,651	58,038	170,991	174,625
Interest expense	(17,895)	(20,411)	(37,829)	(35,313)
Loss on early extinguishment of debt	(22,793)	—	(22,793)	—
Other (expense) income, net	(18,087)	4,295	(17,679)	2,076
Income before income taxes	$3,876	$41,922	$92,690	$141,388
_____________

(1)
Included in Europe's operating income for the three and six month periods ended May 29, 2016 is a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,200 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 723 company-operated retail stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated retail stores and ecommerce sites generated approximately 32% of our net revenues in the first six months of 2017, as compared to 29% in the same period in 2016, with our ecommerce sites representing approximately 15% of this revenue in 2017, as compared to 14% in the same period in 2016. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 46% of our net revenues and 43% of our regional operating income in the first six months of 2017, as compared to 44% of our net revenues and 41% of our regional operating income in the same period in 2016. Sales of Levi’s® brand products represented approximately 87% and 86% of our total net sales in the first six-month periods of 2017 and 2016, respectively. Effective as of the beginning of 2017, we revised our approach to measuring the performance of our business by allocating certain of our global expenses to our three regional business segments. Comparative period regional operating income amounts were revised to reflect this change. Refer to "Financial Information Presentation" section below for additional details.
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

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Mexican Peso, British Pound and Euro, will impact our financial results, affecting translation, and revenue and operating margins.

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
Our Second Quarter 2017 Results

•
Net revenues. Compared to the second quarter of 2016, consolidated net revenues increased 6% on a reported basis and increased 7% on a constant-currency basis driven by expansion and improved performance of our retail network in all three regions.

•	Gross margin. Compared to the second quarter of 2016, consolidated gross margin increased 1.2% primarily due to our international retail growth.

•
Operating income. Compared to the second quarter of 2016, consolidated operating income increased by 8% and operating margin improved to 6%, primarily reflecting higher constant-currency revenues and offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network.

•
Cash flows. Cash flows provided by operating activities were $217 million for the six-month period in 2017 as compared to $103 million for the same period in 2016; the increase reflects higher cash received from customers and a decrease in cash used for inventory, reflecting our lower inventory levels.

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
Results of Operations for Three and Six Months Ended May 28, 2017, as Compared to Same Periods in 2016
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017	May 29, 2016
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,067.9	$1,011.6	5.6%	100.0%	100.0%	$2,169.9	$2,068.1	4.9%	100.0%	100.0%
Cost of goods sold	509.5	494.4	3.0%	47.7%	48.9%	1,047.0	991.3	5.6%	48.2%	47.9%
Gross profit	558.4	517.2	8.0%	52.3%	51.1%	1,122.9	1,076.8	4.3%	51.8%	52.1%
Selling, general and administrative expenses	495.7	459.4	7.9%	46.4%	45.4%	952.0	900.5	5.7%	43.9%	43.5%
Restructuring, net	—	(0.2)	100.0%	—	—	—	1.7	(100.0)%	—	0.1%
Operating income	62.7	58.0	7.9%	5.9%	5.7%	170.9	174.6	(2.1)%	7.9%	8.4%
Interest expense	(17.9)	(20.4)	(12.3)%	(1.7)%	(2.0)%	(37.8)	(35.3)	7.1%	(1.7)%	(1.7)%
Loss on early extinguishment of debt	(22.8)	—	100.0%	(2.1)%	—	(22.8)	—	100.0%	(1.1)%	—
Other (expense) income, net	(18.1)	4.3	(521.1)%	(1.7)%	0.4%	(17.7)	2.1	(951.5)%	(0.8)%	0.1%
Income before income taxes	3.9	41.9	(90.8)%	0.4%	4.1%	92.6	141.4	(34.4)%	4.3%	6.8%
Income tax (benefit) expense	(13.8)	10.9	(227.5)%	(1.3)%	1.1%	14.8	44.0	(66.3)%	0.7%	2.1%
Net income	17.7	31.0	(42.9)%	1.7%	3.1%	77.8	97.4	(20.0)%	3.6%	4.7%
Net income attributable to noncontrolling interest	(0.2)	(0.3)	(37.9)%	—	—	(0.2)	(0.8)	(76.5)%	—	—
Net income attributable to Levi Strauss & Co.	$17.5	$30.7	(43.0)%	1.6%	3.0%	$77.6	$96.6	(19.6)%	3.6%	4.7%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 28, 2017	May 29, 2016	As Reported	Constant Currency	May 28, 2017	May 29, 2016	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$602.1	$589.3	2.2%	2.7%	$1,180.1	$1,160.5	1.7%	2.4%
Europe	280.4	240.6	16.5%	19.9%	590.7	517.1	14.2%	17.0%
Asia	185.4	181.7	2.1%	2.8%	399.1	390.5	2.2%	2.6%
Total net revenues	$1,067.9	$1,011.6	5.6%	6.7%	$2,169.9	$2,068.1	4.9%	6.0%
Total net revenues increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 28, 2017, as compared to the same prior-year periods.
Americas.    On both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month and six-month periods ended May 28, 2017, with currency affecting net revenues unfavorably by approximately $3 million and $8 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three-month and six-month periods ended May 28, 2017 was due to the performance and expansion of our company-operated retail network, including ecommerce in the region. This was mostly offset by lower wholesale revenues in the United States in our Dockers® brand.
Europe.    Net revenues in Europe increased both on a reported basis and constant-currency basis for the three-month and six-month periods ended May 28, 2017, with currency affecting net revenues unfavorably by approximately $7 million and $12 million, respectively.
Constant-currency net revenues increased as a result of the expansion and strong performance of our company-operated retail network, including e-commerce, as well as solid wholesale performance. For the six- month period, net revenues also increased due to strong performance in our franchised stores.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 28, 2017 with currency affecting net revenues unfavorably by approximately $1 million for both periods.
The increase in net revenues for the three-month and six-month periods ended May 28, 2017 was primarily due to the performance and expansion of our company-operated retail network, particularly company-operated outlet and ecommerce channels, partially offset by a decline in franchised stores and wholesale performance.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017	May 29, 2016	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,067.9	$1,011.6	5.6%	$2,169.9	$2,068.1	4.9%
Cost of goods sold	509.5	494.4	3.0%	1,047.0	991.3	5.6%
Gross profit	$558.4	$517.2	8.0%	$1,122.9	$1,076.8	4.3%
Gross margin	52.3%	51.1%		51.8%	52.1%
Currency translation unfavorably impacted gross profit by approximately $6 million and $11 million for the three-month and six-month periods ended May 28, 2017, respectively. For the three-month period ended May 28, 2017, gross margin increased primarily due to revenue growth in our company-operated retail network, mainly in Europe. In the six-month period, retail growth was more than offset, mostly by unfavorable transactional currency impacts, primarily in Europe.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017	May 29, 2016	May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017	May 29, 2016
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$208.3	$189.9	9.7%	19.5%	18.8%	$418.4	$380.9	9.8%	19.3%	18.4%
Advertising and promotion	76.4	70.5	8.4%	7.2%	7.0%	129.1	128.0	0.9%	5.9%	6.2%
Administration	97.4	91.3	6.7%	9.1%	9.0%	182.0	175.4	3.7%	8.4%	8.5%
Other	113.6	104.7	8.6%	10.6%	10.3%	222.5	211.7	5.1%	10.3%	10.2%
Restructuring-related charges	—	3.0	(100.0)%	—	0.3%	—	4.5	(100.0)%	—	0.2%
Total SG&A	$495.7	$459.4	7.9%	46.4%	45.4%	$952.0	$900.5	5.7%	43.9%	43.5%

Currency impacted SG&A favorably by approximately $5 million and $8 million for the three-month and six-month periods ended May 28, 2017, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 28, 2017, respectively. Higher selling expenses primarily reflected costs associated with the expansion of our company-operated retail network. We had 61 more company-operated stores at the end of the second quarter of 2017 than we did at the end of the second quarter of 2016.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three-month period ended May 28, 2017 and had a favorable impact of approximately $2 million for the six-month period ended May 28, 2017. The increase in advertising and promotion expenses reflects increased investment in strengthening our brands through advertising as well as the timing of our campaigns.
Administration.    Administration expenses include functional administrative and organization costs. Currency impacted administration expenses favorably by approximately $1 million for the three-month period ended May 28, 2017 and did not have a significant impact for the six-month period ended May 28, 2017.

Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency did not have a significant impact on other SG&A expenses for the three-month and six-month periods ended May 28, 2017. The increase in SG&A other costs for both periods is primarily due a gain recorded in the second quarter of 2016 in conjunction with the sale-leaseback of our distribution center in the United Kingdom. Additionally, higher SG&A costs reflect increased marketing and information technology expenses in the current year periods.
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
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017		May 29, 2016		May 28, 2017	May 29, 2016	% Increase (Decrease)	May 28, 2017		May 29, 2016
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$101.9	$96.9	5.2%	16.9%		16.4%		$192.2	$184.9	4.0%	16.3%		15.9%
Europe	34.7	26.5	30.9%	12.4%		11.0%		99.2	77.4	28.1%	16.8%		15.0%
Asia	9.5	9.5	—	5.1%		5.3%		45.4	50.4	(10.0)%	11.4%		12.9%
Total regional operating income	146.1	132.9	9.9%	13.7%	*	13.1%	*	336.8	312.7	7.7%	15.5%	*	15.1%	*
Corporate:
Restructuring, net	—	(0.2)	100.0%	—	*	—	*	—	1.7	(100.0)%	—	*	0.1%	*
Restructuring-related charges	—	3.0	(100.0)%	—	*	0.3%	*	—	4.5	(100.0)%	—	*	0.2%	*
Other corporate staff costs and expenses	83.4	72.0	15.8%	7.8%	*	7.1%	*	165.9	131.9	25.7%	7.6%	*	6.4%	*
Corporate expenses	83.4	74.8	11.4%	7.8%	*	7.3%	*	165.9	138.1	20.1%	7.6%	*	6.7%	*
Total operating income	$62.7	$58.1	7.9%	5.9%	*	5.7%	*	$170.9	$174.6	(2.1)%	7.9%	*	8.4%	*
Operating margin	5.9%	5.7%						7.9%	8.4%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $1 million and $3 million for the three-month and six-month periods ended May 28, 2017, respectively.
Regional operating income.

•
Americas. Currency translation unfavorably affected operating income in the region by approximately $1 million and $2 million for the three-month and six-month periods ended May 28, 2017, respectively. The increase in operating income is primarily due to higher net revenues partially offset by higher SG&A expense due to retail expansion.

•
Europe. Currency translation had no significant impact on operating income for the three-month and six-month periods ended May 28, 2017. The increase in operating income is due to higher net revenues and gross margin partially offset by higher SG&A expense to support retail expansion, increased investment in advertising and a gain recorded in the second quarter of 2016 in conjunction with the sale-leaseback of our distribution center in the United Kingdom.

•
Asia. Currency translation had no significant impact on operating income for the three-month and six-month periods ended May 28, 2017. The decrease in operating income for the six-month period ended May 28, 2017 is due to higher SG&A expense to support retail expansion, including ecommerce, partially offset by higher net revenues.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring and restructuring-related charges, other corporate staff costs, and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month and six-month periods ended May 28, 2017. The increase in corporate expenses for the three-month period ended May 28, 2017 is primarily due to higher functional administrative costs. The increase in corporate expenses for the six-month period ended May 28, 2017 is primarily due to purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions and higher functional administrative costs.
Interest expense
Interest expense was $17.9 million and $37.8 million for the three-month and six-month periods ended May 28, 2017, respectively, as compared to $20.4 million and $35.3 million for the same periods in 2016. The decrease in interest expense in the three-month period was primarily related to lower average borrowing rates in 2017 resulting from our debt refinancing activities during the year. The increase in the six-month period was primarily related to our deferred compensation plans.
Our weighted-average interest rate on average borrowings outstanding during the three and six months ended May 28, 2017 was 5.66% and 6.17%, as compared to 6.41% and 6.33% in the same periods in 2016.
Loss on early extinguishment of debt
During the three months ended May 28, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss included $21.9 million of tender and call premiums on the retirement of the debt.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month and six-month periods ended May 28, 2017, we recorded expense of $18.1 million and $17.7 million, respectively, as compared to income of $4.3 million and $2.1 million for the same prior-year period. The expense in the three-month period in 2017 primarily reflected net losses on our foreign exchange derivatives. The expense in the six-month period in 2017 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances. The income in the three-month period in 2016 primarily reflected net gains on our foreign currency denominated balances. The income in the six-month period in 2016 primarily reflected gains on our foreign exchange contracts and other income.
Income tax expense
The effective income tax rate was 16.0% for the six months ended May 28, 2017, compared to 31.1% for the same period ended May 29, 2016. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to a 9.5% discrete tax benefit related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, and a 6.0% discrete tax benefit recognized in the quarter attributable to excess tax benefits on equity compensation.
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
We have entered into a senior secured revolving credit facility. The facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.

As of May 28, 2017, we did not have any borrowings under the credit facility. Unused availability under the credit facility was $714.3 million, as our total availability of $761.5 million, based on collateral levels as defined by the agreement, was reduced by $47.2 million of other credit-related instruments.
As of May 28, 2017, we had cash and cash equivalents totaling approximately $437.5 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.2 billion.
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
There have been no material changes to our estimated cash requirements for 2017 from those disclosed in our 2016 Annual Report on Form 10-K, except that potential payments in 2017 under the terms of the EIP have been reduced and are now estimated in the range of approximately $30 million to $40 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 28, 2017	May 29, 2016
	(Dollars in millions)
Cash provided by operating activities	$217.1	$103.3
Cash used for investing activities	(48.8)	(13.0)
Cash used for financing activities	(112.5)	(49.1)
Cash and cash equivalents	437.5	359.5
Cash flows from operating activities
Cash provided by operating activities was $217.1 million for the six-month period in 2017, as compared to $103.3 million for the same period in 2016. The increase primarily reflects an increase in cash received from customers and a decrease in cash used for inventory purchases.
Cash flows from investing activities
Cash used for investing activities was $48.8 million for the six-month period in 2017, as compared to $13.0 million for the same period in 2016. The increase in cash used for investing activities primarily reflects the receipt of proceeds from the sale-leaseback of our distribution center in the United Kingdom in 2016, as well as decreased proceeds from the settlement of our forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $112.5 million for the six-month period in 2017, as compared to $49.1 million for the same period in 2016. Cash used in 2017 primarily reflects the payment of a $35.0 million cash dividend as well as our refinancing activities and debt reduction during the period, including debt extinguishment costs and debt issuance costs. Cash used in 2016 primarily reflects the payment of a $60.0 million cash dividend.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.04 billion as of May 28, 2017, we had fixed-rate debt of $1.02 billion (98.6% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $14.3 million (1.4% of total debt). As of May 28, 2017, our required aggregate debt principal payments on our unsecured long-term debt were $1.02 billion in years after 2022. Short-term borrowings of $31.6 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 28, 2017.

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

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including (without limitation) statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the benefits and timing of our global productivity initiative, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 27, 2016, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 28, 2017. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 28, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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

We are a privately-held corporation; there is no public trading of our common stock. As of July 5, 2017, we had 37,620,430 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
We have a business relationship with HP Inc. for the purchase of goods and services in the ordinary course of business. Our CEO, Charles Bergh, serves on the Board of HP Inc. We have determined that our business relationship with HP Inc. is not material to either company, and the Board has approved Mr. Bergh's service on the HP Inc. Board.

Item 6.	EXHIBITS

4.1
Indenture, dated as of February 28, 2017, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 3, 2017.

4.2
Registration Rights Agreement, dated as of February 28, 2017, by and between Levi Strauss & Co. and Merrill Lynch International. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on March 3, 2017.

10.3
Second Amended and Restated Credit Agreement, dated as of May 23, 2017, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 26, 2017.

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

Date:	July 11, 2017		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1
Indenture, dated as of February 28, 2017, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 3, 2017.

4.2
Registration Rights Agreement, dated as of February 28, 2017, by and between Levi Strauss & Co. and Merrill Lynch International. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Commission on March 3, 2017.

10.3
Second Amended and Restated Credit Agreement, dated as of May 23, 2017, by and among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of Levi Strauss & Co. party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 26, 2017.

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