Form 10-Q
period 2017-08-27
LEVI STRAUSS & CO
filed 2017-10-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 27, 2017
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
Common Stock $.01 par value — 37,521,447 shares outstanding on October 4, 2017

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 27, 2017	November 27, 2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$491,289	$375,563
Trade receivables, net of allowance for doubtful accounts of $12,766 and $11,974	446,701	479,018
Inventories:
Raw materials	4,708	2,454
Work-in-process	3,094	3,074
Finished goods	818,329	710,653
Total inventories	826,131	716,181
Other current assets	122,754	115,385
Total current assets	1,886,875	1,686,147
Property, plant and equipment, net of accumulated depreciation of $936,260 and $856,588	388,652	393,605
Goodwill	237,198	234,280
Other intangible assets, net	42,912	42,946
Deferred tax assets, net	553,092	523,101
Other non-current assets	113,221	107,017
Total assets	$3,221,950	$2,987,096

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$33,430	$38,922
Accounts payable	300,331	270,293
Accrued salaries, wages and employee benefits	186,002	180,740
Restructuring liabilities	1,508	4,878
Accrued interest payable	17,846	5,098
Accrued income taxes	36,059	9,652
Other accrued liabilities	288,072	252,160
Total current liabilities	863,248	761,743
Long-term debt	1,035,845	1,006,256
Long-term capital leases	15,360	15,360
Postretirement medical benefits	93,403	100,966
Pension liability	329,891	354,461
Long-term employee related benefits	78,683	73,243
Long-term income tax liabilities	17,634	20,150
Other long-term liabilities	72,792	63,796
Total liabilities	2,506,856	2,395,975
Commitments and contingencies
Temporary equity	90,844	79,346

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,656,434 shares and 37,470,158 shares issued and outstanding	377	375
Additional paid-in capital	—	1,445
Retained earnings	1,029,264	935,049
Accumulated other comprehensive loss	(409,382)	(427,314)
Total Levi Strauss & Co. stockholders’ equity	620,259	509,555
Noncontrolling interest	3,991	2,220
Total stockholders’ equity	624,250	511,775
Total liabilities, temporary equity and stockholders’ equity	$3,221,950	$2,987,096

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands) (Unaudited)
Net revenues	$1,268,391	$1,185,111	$3,438,237	$3,253,198
Cost of goods sold	611,762	592,305	1,658,663	1,583,596
Gross profit	656,629	592,806	1,779,574	1,669,602
Selling, general and administrative expenses	510,309	448,525	1,462,263	1,349,039
Restructuring, net	—	(627)	—	1,030
Operating income	146,320	144,908	317,311	319,533
Interest expense	(14,476)	(19,170)	(52,305)	(54,483)
Loss on early extinguishment of debt	—	—	(22,793)	—
Other (expense) income, net	(14,734)	4,679	(32,413)	6,755
Income before income taxes	117,110	130,417	209,800	271,805
Income tax expense	27,631	32,713	42,477	76,750
Net income	89,479	97,704	167,323	195,055
Net (income) loss attributable to noncontrolling interest	(1,487)	614	(1,672)	(176)
Net income attributable to Levi Strauss & Co.	$87,992	$98,318	$165,651	$194,879

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands) (Unaudited)
Net income	$89,479	$97,704	$167,323	$195,055
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,693	3,356	11,153	10,673
Net investment hedge losses	(27,930)	(804)	(57,570)	(1,718)
Foreign currency translation gains (losses)	18,051	(33)	46,638	(1,731)
Unrealized gains on marketable securities	276	675	2,151	356
Total other comprehensive (loss) income, before related income taxes	(5,910)	3,194	2,372	7,580
Income taxes benefit (expense) related to items of other comprehensive income	9,287	(1,356)	15,460	(4,994)
Comprehensive income, net of income taxes	92,856	99,542	185,155	197,641
Comprehensive (income) loss attributable to noncontrolling interest	(1,561)	333	(1,573)	(788)
Comprehensive income attributable to Levi Strauss & Co.	$91,295	$99,875	$183,582	$196,853

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 27, 2017	August 28, 2016
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$167,323	$195,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,618	75,966
Unrealized foreign exchange losses	36,717	17,702
Realized gain on settlement of forward foreign exchange contracts not designated for hedge accounting	(184)	(21,419)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	11,153	11,240
Loss on early extinguishment of debt	22,793	—
Stock-based compensation	21,910	6,045
Other, net	4,146	(595)
Change in operating assets and liabilities:
Trade receivables	45,642	40,334
Inventories	(77,758)	(255,460)
Other current assets	(4,947)	248
Other non-current assets	(3,747)	(12,504)
Accounts payable and other accrued liabilities	23,022	77,355
Restructuring liabilities	(3,559)	(13,618)
Income tax liabilities	8,595	34,309
Accrued salaries, wages and employee benefits and long-term employee related benefits	(42,599)	(55,595)
Other long-term liabilities	326	3,756
Net cash provided by operating activities	294,451	102,819
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(75,793)	(74,844)
Proceeds from sales of assets	—	17,279
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	184	21,419
Net cash used for investing activities	(75,609)	(36,146)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	502,835	—
Repayments of long-term debt	(525,000)	—
Proceeds from senior revolving credit facility	—	180,000
Repayments of senior revolving credit facility	—	(249,000)
Proceeds from short-term credit facilities	23,898	24,905
Repayments of short-term credit facilities	(20,382)	(14,216)
Other short-term borrowings, net	(10,255)	3,274
Payment of debt extinguishment costs	(21,902)	—
Payment of debt issuance costs	(10,110)	—
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(13,292)	(1,402)
Dividend to stockholders	(35,000)	(60,000)
Other financing, net	(3,196)	782
Net cash used for financing activities	(112,404)	(115,657)
Effect of exchange rate changes on cash and cash equivalents	9,288	2,053
Net increase in cash and cash equivalents	115,726	(46,931)
Beginning cash and cash equivalents	375,563	318,571
Ending cash and cash equivalents	$491,289	$271,640

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$10,951	$19,401
Property, plant and equipment additions due to build-to-suit lease transactions	4,459	—

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$29,570	$34,667
Cash paid for income taxes during the period, net of refunds	32,944	41,090

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 27, 2017 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2017.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2017 and 2016 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Out-of-period Adjustments
For the three and nine months ended August 27, 2017, the Company’s results include an out-of-period adjustment, which increased selling, general and administrative expenses by approximately $9.5 million and $8.3 million and decreased net income by $5.8 million and $5.1 million, respectively. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest awards after retirement. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.
Reclassification
Certain amounts in Note 13 "Business Segment Information" have been conformed to the August 27, 2017 presentation. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas region segment and Corporate expenses, have now been allocated to our three regional business segments, and reported in their operating results. Business segment information for the prior-year period has been revised to reflect this change in presentation.
Certain insignificant amounts on the Statements of Cash Flows have been conformed to the August 27, 2017 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

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
Changes in Accounting Principle

•
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to early adopt all provisions of this new accounting standard in the first quarter of 2017 and will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Subsequent to the adoption, exercises of stock awards during the nine-month period ended August 27, 2017 resulted in a $6.0 million income tax benefit.

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

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

•
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. This ASU creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 27, 2017			November 27, 2016
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$29,912	$29,912	$—	$27,131	$27,131	$—
Forward foreign exchange contracts, net(3)	3,982	—	3,982	23,267	—	23,267
Total	$33,894	$29,912	$3,982	$50,398	$27,131	$23,267
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$30,916	$—	$30,916	$5,533	$—	$5,533
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 27, 2017		November 27, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
6.875% senior notes due 2022(1)(2)	$—	$—	$527,102	$550,700
5.00% senior notes due 2025(1)	491,343	515,504	483,735	480,121
3.375% senior notes due 2027(1)(2)	561,547	579,016	—	—
Short-term borrowings	33,689	33,689	39,009	39,009
Total	$1,086,579	$1,128,209	$1,049,846	$1,069,830
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 27, 2017, the Company had forward foreign exchange contracts to buy $746.3 million and to sell $314.6 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2019.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 27, 2017			November 27, 2016
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$3,989	$(7)	$3,982	$30,160	$(6,893)	$23,267
Forward foreign exchange contracts(2)	6,117	(37,033)	(30,916)	1,481	(7,014)	(5,533)
Total	$10,106	$(37,040)		$31,641	$(13,907)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(560,405)		$—	$—
_____________

(1)	Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.

(2)	Included in “Other accrued liabilities” or "Other long-term liabilities" on the Company’s consolidated balance sheets.
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

	August 27, 2017			November 27, 2016
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities) Presented in the Balance Sheet

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$6,335	$(6,124)	$211	$29,240	$(8,374)	$20,866
Financial liabilities	(34,786)	6,124	(28,662)	(10,365)	8,374	(1,991)
Total			$(28,451)			$18,875
Embedded derivative contracts
Financial assets	$3,771	$—	$3,771	$2,401	$—	$2,401
Financial liabilities	(2,254)	—	(2,254)	(3,542)	—	(3,542)
Total			$1,517			$(1,141)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company's consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), Net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended		Nine Months Ended
	August 27, 2017	November 27, 2016	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$(2,546)	$—	$(5,441)
Euro-denominated senior notes	(73,321)	(15,751)	—	—	—	—
Cumulative income taxes	34,347	12,168
Total	$(54,148)	$(18,757)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(3,894)	$4,531	$184	$21,418
Unrealized loss	(15,253)	(12,763)	(44,705)	(27,032)
Total	$(19,147)	$(8,232)	$(44,521)	$(5,614)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 4: DEBT
The following table presents the Company's debt:

	August 27, 2017	November 27, 2016
	(Dollars in thousands)
Long-term debt
6.875% senior notes due 2022	$—	$524,396
5.00% senior notes due 2025	483,219	481,860
3.375% senior notes due 2027	552,626	—
Total long-term debt	$1,035,845	$1,006,256
Short-term debt
Short-term borrowings	$33,430	$38,922
Total debt	$1,069,275	$1,045,178
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

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
The Company's unused availability under its senior secured revolving credit facility was $680.5 million at August 27, 2017, as the Company's total availability of $726.1 million was reduced by $45.6 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 27, 2017 was 5.04% and 5.80%, respectively, as compared to 6.22% and 6.30%, respectively, in the same periods of 2016.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 5: EMPLOYEE BENEFIT PLANS
The following tables summarize the components of net periodic benefit cost and the changes recognized in "Accumulated other comprehensive loss" for the Company’s defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,510	$2,064	$43	$50
Interest cost	9,233	9,453	787	805
Expected return on plan assets	(12,162)	(12,105)	—	—
Amortization of prior service benefit	(16)	(15)	—	—
Amortization of actuarial loss	3,365	3,005	318	742
Curtailment loss (gain)	41	(361)	—	—
Net settlement loss	19	21	—	—
Net periodic benefit cost	2,990	2,062	1,148	1,597
Changes in accumulated other comprehensive loss:
Actuarial loss	(7)	—	—	—
Amortization of prior service benefit	16	15	—	—
Amortization of actuarial loss	(3,365)	(3,005)	(318)	(742)
Curtailment gain	—	396	—	—
Net settlement loss	(19)	(21)	—	—
Total recognized in accumulated other comprehensive loss	(3,375)	(2,615)	(318)	(742)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(385)	$(553)	$830	$855

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$7,452	$6,194	$129	$150
Interest cost	27,601	28,415	2,361	2,417
Expected return on plan assets	(36,399)	(36,401)	—	—
Amortization of prior service benefit	(46)	(46)	—	—
Amortization of actuarial loss	10,123	9,040	953	2,225
Curtailment loss (gain)	108	(361)	—	—
Net settlement loss	113	21	—	—
Net periodic benefit cost	8,952	6,862	3,443	4,792
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(10)	170	—	—
Amortization of prior service benefit	46	46	—	—
Amortization of actuarial loss	(10,123)	(9,040)	(953)	(2,225)
Curtailment gain	—	396	—	—
Net settlement loss	(113)	(21)	—	—
Total recognized in accumulated other comprehensive loss	(10,200)	(8,449)	(953)	(2,225)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(1,248)	$(1,587)	$2,490	$2,567

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 6: RESTRUCTURING
In 2016, the Company completed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The Company does not anticipate any significant additional costs associated with the global productivity initiative.
For the three and nine months ended August 28, 2016, the Company recognized net restructuring reversals of $0.6 million and charges of $1.0 million, respectively, and related charges of $1.3 million and $5.8 million, respectively. The net restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. The related charges, which consist primarily of consulting fees for the Company's centrally-led cost-savings, productivity projects and transition-related projects, represented costs incurred associated with ongoing operations and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	August 27, 2017	November 27, 2016
	(Dollars in thousands)
Pension and postretirement benefits	$(244,982)	$(252,027)
Net investment hedge losses	(54,148)	(18,757)
Foreign currency translation losses	(104,208)	(149,065)
Unrealized gains on marketable securities	3,290	1,968
Accumulated other comprehensive loss	(400,048)	(417,881)
Accumulated other comprehensive income attributable to noncontrolling interest	9,334	9,433
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(409,382)	$(427,314)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's pension and postretirement benefit plans. See Note 5 for additional information. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended		Nine Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands)
Foreign exchange management losses(1)	$(19,147)	$(8,232)	$(44,521)	$(5,614)
Foreign currency transaction gains(2)	1,163	9,496	7,216	5,690
Interest income	895	368	2,206	858
Investment income	287	268	629	976
Other, net	2,068	2,779	2,057	4,845
Total other income (expense), net	$(14,734)	$4,679	$(32,413)	$6,755
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in the three-month and nine-month periods ended August 27, 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, the Euro and the Canadian dollar.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in the nine-month period ended August 27, 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar.

NOTE 11: INCOME TAXES
The effective income tax rate was 20.2% for the nine months ended August 27, 2017, compared to 28.2% for the same period ended August 28, 2016. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to a discrete tax benefit related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, and a discrete tax benefit attributable to excess tax benefits on equity compensation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

NOTE 12: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month and nine-month periods ended August 27, 2017, the Company donated $0.2 million and $6.9 million, respectively, to the Levi Strauss Foundation as compared to $0.3 million and $6.5 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2017

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
Effective as of the beginning of 2017, certain of the Company's global expenses that support all regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in the Americas region segment and Corporate expenses, have now been allocated to the three regional business segments, and reported in operating results. Business segment information for the prior-year periods has been revised to reflect the change in presentation.
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
	(Dollars in thousands)
Net revenues:
Americas	$738,687	$723,853	$1,918,657	$1,884,349
Europe	348,016	282,525	938,719	799,637
Asia	181,688	178,733	580,861	569,212
Total net revenues	$1,268,391	$1,185,111	$3,438,237	$3,253,198
Operating income:
Americas(1)	$155,652	$156,388	$347,873	$341,251
Europe(2)	61,536	46,725	160,778	124,169
Asia	11,246	13,556	56,655	63,991
Regional operating income	228,434	216,669	565,306	529,411
Corporate:
Restructuring, net	—	(627)	—	1,030
Restructuring-related charges	—	1,295	—	5,826
Other corporate staff costs and expenses(3)	82,114	71,093	247,995	203,022
Corporate expenses	82,114	71,761	247,995	209,878
Total operating income	146,320	144,908	317,311	319,533
Interest expense	(14,476)	(19,170)	(52,305)	(54,483)
Loss on early extinguishment of debt	—	—	(22,793)	—
Other (expense) income, net	(14,734)	4,679	(32,413)	6,755
Income before income taxes	$117,110	$130,417	$209,800	$271,805
_____________

(1)
Included in Americas' operating income for the three and nine month periods ended August 28, 2016 is the recognition of approximately $7.0 million benefit from resolution of a vendor dispute and related reversal of liabilities recorded in a prior period.

(2)
Included in Europe's operating income for the nine month period ended August 28, 2016 is a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016.

(3)
Included in Corporate expenses for the three and nine month periods ended August 27, 2017 is the recognition of approximately $9.5 million and $8.3 million stock-based compensation expense related to prior periods, for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products primarily through chain retailers and department stores in the United States and primarily through department stores, specialty retailers and approximately 2,200 franchised or other brand-dedicated stores and shop-in-shops outside of the United States. We also distribute our Levi’s® and Dockers® products through 733 company-operated retail stores located in 31 countries, including the United States, and through the ecommerce sites we operate. Our company-operated retail stores and ecommerce sites generated approximately 30% of our net revenues in the first nine months of 2017, as compared to 27% in the same period in 2016, with our ecommerce sites representing approximately 14% of this revenue in 2017, as compared to 13% in the same period in 2016. In addition, we distribute our Levi’s® and Dockers® products through ecommerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 44% of our net revenues and 38% of our regional operating income in the first nine months of 2017, as compared to 42% of our net revenues and 36% of our regional operating income in the same period in 2016. Sales of Levi’s® brand products represented approximately 86% and 85% of our total net sales in the first nine-month periods of 2017 and 2016, respectively. Effective as of the beginning of 2017, we revised our approach to measuring the performance of our business by allocating certain of our global expenses to our three regional business segments. Comparative period regional operating income amounts were revised to reflect this change. Refer to "Financial Information Presentation" section below for additional details.
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

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by slowed growth prospects due to increased competition from ecommerce shopping, pricing transparency enabled by proliferation of online technologies, vertically-integrated specialty stores, and fast-fashion retail. Retailers, including our top customers, may decide to consolidate, undergo restructurings or rationalize their stores which could result a in reduction in the number of stores that carry our products. Additionally, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings. Many apparel wholesalers, including us, seek to strengthen relationships with customers as a result of these changes in the marketplace through efforts such as investment in new products, marketing programs, fixtures and collaborative planning systems.

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

•
The current sociopolitical environment has introduced greater uncertainty with respect to future potential tax and trade regulations. Such changes, including import tariffs or taxes, may require us to modify our current business practices and could have a material adverse effect on our business and results of operations.

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
Our Third Quarter 2017 Results

•
Net revenues. Compared to the third quarter of 2016, consolidated net revenues increased 7% on a reported basis and increased 6% on a constant-currency basis driven by improved performance and expansion of our retail network in all three regions and growth in our wholesale channel, primarily in Europe.

•	Gross margin. Compared to the third quarter of 2016, consolidated gross margin increased 1.8% primarily due to our retail growth and favorable transactional currency impacts.

•
Operating income. Compared to the third quarter of 2016, consolidated operating income increased by 1% and operating margin declined to 11.5%, primarily reflecting higher net revenues and improved gross margin, partially offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network.

•
Cash flows. Cash flows provided by operating activities were $294 million for the nine-month period in 2017 as compared to $103 million for the same period in 2016; the increase reflects higher cash received from customers and a decrease in cash used for inventory, reflecting our lower inventory levels.

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
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated e-commerce sites and stores and at our company-operated shop-in-shops located within department stores. It includes discounts, allowances for estimated returns and incentives.

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
Results of Operations for Three and Nine Months Ended August 27, 2017, as Compared to Same Periods in 2016
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017	August 28, 2016
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,268.4	$1,185.1	7.0%	100.0%	100.0%	$3,438.3	$3,253.2	5.7%	100.0%	100.0%
Cost of goods sold	611.7	592.3	3.3%	48.2%	50.0%	1,658.7	1,583.6	4.7%	48.2%	48.7%
Gross profit	656.7	592.8	10.8%	51.8%	50.0%	1,779.6	1,669.6	6.6%	51.8%	51.3%
Selling, general and administrative expenses	510.3	448.5	13.8%	40.2%	37.8%	1,462.3	1,349.0	8.4%	42.5%	41.5%
Restructuring, net	—	(0.6)	(100.0)%	—	(0.1)%	—	1.0	(100.0)%	—	—
Operating income	146.4	144.9	1.0%	11.5%	12.2%	317.3	319.6	(0.7)%	9.2%	9.8%
Interest expense	(14.5)	(19.2)	(24.5)%	(1.1)%	(1.6)%	(52.3)	(54.5)	(4.0)%	(1.5)%	(1.7)%
Loss on early extinguishment of debt	—	—	—	—	—	(22.8)	—	100.0%	(0.7)%	—
Other (expense) income, net	(14.7)	4.7	(412.8)%	(1.2)%	0.4%	(32.4)	6.8	(576.5)%	(0.9)%	0.2%
Income before income taxes	117.2	130.4	(10.1)%	9.2%	11.0%	209.8	271.9	(22.8)%	6.1%	8.4%
Income tax expense	27.7	32.7	(15.3)%	2.2%	2.8%	42.5	76.8	(44.7)%	1.2%	2.4%
Net income	89.5	97.7	(8.4)%	7.1%	8.2%	167.3	195.1	(14.2)%	4.9%	6.0%
Net (income) loss attributable to noncontrolling interest	(1.5)	0.6	(350.0)%	(0.1)%	0.1%	(1.7)	(0.2)	750.0%	—	—
Net income attributable to Levi Strauss & Co.	$88.0	$98.3	(10.5)%	6.9%	8.3%	$165.6	$194.9	(15.0)%	4.8%	6.0%

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 27, 2017	August 28, 2016	As Reported	Constant Currency	August 27, 2017	August 28, 2016	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$738.6	$723.9	2.0%	1.6%	$1,918.7	$1,884.4	1.8%	2.1%
Europe	348.0	282.5	23.2%	19.9%	938.7	799.6	17.4%	18.1%
Asia	181.8	178.7	1.7%	1.9%	580.9	569.2	2.1%	2.4%
Total net revenues	$1,268.4	$1,185.1	7.0%	6.1%	$3,438.3	$3,253.2	5.7%	6.1%
Total net revenues increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 27, 2017, as compared to the same prior-year periods.
Americas.    On both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month and nine-month periods ended August 27, 2017, with currency affecting net revenues favorably by approximately $3 million and unfavorably by approximately $5 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three-month and nine-month periods ended August 27, 2017 was due to strong performance in our Signature and Denizen® brands, particularly in the third quarter, as well as performance and expansion of our company-operated retail network, including e-commerce. This was mostly offset by lower wholesale revenues in the United States in our Levi's® and Dockers® brands.
Europe.    Net revenues in Europe increased both on a reported basis and constant-currency basis for the three-month and nine-month periods ended August 27, 2017, with currency affecting net revenues favorably by approximately $8 million and unfavorably by approximately $5 million, respectively.
Constant-currency net revenues increased for the three-month period ended August 27, 2017 as a result of solid wholesale performance as well as the performance and expansion of our company-operated retail network. For the nine-month period ended August 27, 2017, net revenues increased primarily due to performance and expansion of our company-operated retail network, including e-commerce, and strong performance in the wholesale channel and franchised stores.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 27, 2017, with currency affecting net revenues minimally during the three-month period and unfavorably by approximately $2 million during the nine-month period ended August 27, 2017.
Excluding the effects of currency, the increase in net revenues for the three-month and nine-month periods ended August 27, 2017 was primarily due to the performance and expansion of our company-operated retail network, particularly company-operated outlet and e-commerce channels. This was mostly offset by lower franchised store revenues, primarily in China.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017	August 28, 2016	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$1,268.4	$1,185.1	7.0%	$3,438.3	$3,253.2	5.7%
Cost of goods sold	611.7	592.3	3.3%	1,658.7	1,583.6	4.7%
Gross profit	$656.7	$592.8	10.8%	$1,779.6	$1,669.6	6.6%
Gross margin	51.8%	50.0%		51.8%	51.3%
Currency translation favorably impacted gross profit by approximately $6 million and unfavorably by approximately $5 million for the three-month and nine-month periods ended August 27, 2017, respectively. For the three-month period ended August 27, 2017, gross margin increased primarily due to revenue growth in our company-operated retail network and the favorable transactional currency impacts. In the nine-month period, retail growth was offset by unfavorable transactional currency impacts, primarily in Europe.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017	August 28, 2016
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$217.4	$190.2	14.3%	17.1%	16.0%	$635.8	$571.2	11.3%	18.5%	17.6%
Advertising and promotion	65.4	60.8	7.6%	5.2%	5.1%	194.5	188.8	3.0%	5.7%	5.8%
Administration	109.0	85.1	28.1%	8.6%	7.2%	291.0	260.5	11.7%	8.5%	8.0%
Other	118.5	111.1	6.7%	9.3%	9.4%	341.0	322.7	5.7%	9.9%	9.9%
Restructuring-related charges	—	1.3	(100.0)%	—	0.1%	—	5.8	(100.0)%	—	0.2%
Total SG&A	$510.3	$448.5	13.8%	40.2%	37.8%	$1,462.3	$1,349.0	8.4%	42.5%	41.5%

Currency impacted SG&A unfavorably by approximately $2 million and favorably by approximately $6 million for the three-month and nine-month periods ended August 27, 2017, respectively.
Selling.  Currency did not have a significant impact on selling expenses for the three-month period ended August 27, 2017 and had a favorable impact of approximately $4 million for the nine-month period ended August 27, 2017. Higher selling expenses primarily reflected costs associated with the growth of our company-operated retail network, including e-commerce. We had 62 more company-operated stores at the end of the third quarter of 2017 than we did at the end of the third quarter of 2016.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three-month and nine-month periods ended August 27, 2017. The increase in advertising and promotion expenses is consistent with our constant-currency revenue growth.
Administration.    Administration expenses include functional administrative and organization costs. Currency did not have a significant impact on administration expenses for the three-month and nine-month periods ended August 27, 2017. As compared to the same prior-year periods, administration expenses in 2017 reflect higher organization costs relating to long-term incentive compensation, including the third quarter 2017 adjustment of $11.1 million to stock-based compensation expense, of which $8.3 million related to prior years, for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement. The increase was also due to the recognition of a $7.0 million benefit from the resolution of a vendor dispute settled in the prior-year period.

Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency did not have a significant impact for the three-month and nine-month periods ended August 27, 2017. The increase in SG&A other costs for both periods is primarily due to higher marketing, information technology and distribution expenses. Additionally, we recorded a gain in the second quarter of 2016 in conjunction with the sale-leaseback of our distribution center in the United Kingdom.
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
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017		August 28, 2016		August 27, 2017	August 28, 2016	% Increase (Decrease)	August 27, 2017		August 28, 2016
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$155.7	$156.4	(0.4)%	21.1%		21.6%		$347.9	$341.3	1.9%	18.1%		18.1%
Europe	61.6	46.8	31.6%	17.7%		16.6%		160.8	124.2	29.5%	17.1%		15.5%
Asia	11.3	13.6	(16.9)%	6.2%		7.6%		56.7	64.0	(11.4)%	9.8%		11.2%
Total regional operating income	228.6	216.8	5.4%	18.0%	*	18.3%	*	565.4	529.5	6.8%	16.4%	*	16.3%	*
Corporate:
Restructuring, net	—	(0.6)	(100.0)%	—	*	(0.1)%	*	—	1.0	(100.0)%	—	*	—	*
Restructuring-related charges	—	1.3	(100.0)%	—	*	0.1%	*	—	5.8	(100.0)%	—	*	0.2%	*
Other corporate staff costs and expenses	82.2	71.2	15.4%	6.5%	*	6.0%	*	248.1	203.1	22.2%	7.2%	*	6.2%	*
Corporate expenses	82.2	71.9	14.3%	6.5%	*	6.1%	*	248.1	209.9	18.2%	7.2%	*	6.5%	*
Total operating income	$146.4	$144.9	1.0%	11.5%	*	12.2%	*	$317.3	$319.6	(0.7)%	9.2%	*	9.8%	*
Operating margin	11.5%	12.2%						9.2%	9.8%
______________
 * Percentage of consolidated net revenues
Currency translation favorably affected total operating income by approximately $4 million for the three-month period ended August 27, 2017 and did not have a significant impact for the nine-month period ended August 27, 2017.
Regional operating income.

•
Americas. Currency translation did not have a significant impact on operating income for the three-month period ended August 27, 2017 and had an unfavorable impact of approximately $2 million for the nine-month period ended August 27, 2017. For the three-month period, the slight decrease in operating income is primarily due to higher SG&A expense as a result of retail expansion and the recognition of a $7.0 million benefit from the resolution of a vendor dispute settled in the prior-year period, mostly offset by improvement in gross margin. For the nine-month period ended August 27, 2017, the increase in operating income is primarily due to higher net revenues and improvement in gross margin, mostly offset by higher SG&A expense due to retail expansion.

•
Europe. Currency translation favorably affected operating income in the region by approximately $3 million for both the three-month and nine-month periods ended August 27, 2017. The increase in operating income is due to higher net revenues, partially offset by higher SG&A expense to support retail expansion.

•
Asia. Currency translation did not have a significant impact on operating income for the three-month and nine-month periods ended August 27, 2017. The decrease in operating income is due to higher SG&A expense to support retail expansion, including e-commerce, and increased franchised store support. This was partially offset by higher net revenues.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring and restructuring-related charges, other corporate staff costs, and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month and nine-month periods ended August 27, 2017. The increase in corporate expense for the three-month and nine-month periods ended August 27, 2017 is primarily due to an increase in administration expenses relating to long-term incentive compensation, including the third quarter 2017 adjustment of $11.1 million to stock-based compensation expense, of which $8.3 million related to prior years, for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement. Operating expenses also increased due to purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.
Interest expense
Interest expense was $14.5 million and $52.3 million for the three-month and nine-month periods ended August 27, 2017, respectively, as compared to $19.2 million and $54.5 million for the same prior-year periods. The decrease in interest expense was primarily related to lower average borrowing rates in 2017 resulting from our debt refinancing activities during the year.
Our weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 27, 2017 was 5.04% and 5.80%, respectively, as compared to 6.22% and 6.30%, respectively, in the same periods in 2016.
Loss on early extinguishment of debt
During the nine months ended August 27, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2017. The loss included $21.9 million of tender and call premiums on the retirement of the debt.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month and nine-month periods ended August 27, 2017, we recorded expense of $14.7 million and $32.4 million, respectively, as compared to income of $4.7 million and $6.8 million for the same prior-year periods. The expense in the three-month and nine-month periods in 2017 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances. The income in the three-month period in 2016 primarily reflected net gains on our foreign currency denominated balances. The income in the nine-month period in 2016 primarily reflected gains on our foreign exchange contracts and other income.
Income tax expense
The effective income tax rate was 20.2% for the nine months ended August 27, 2017, compared to 28.2% for the same prior-year period. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to a discrete tax benefit related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, and a discrete tax benefit attributable to excess tax benefits on equity compensation.
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

As of August 27, 2017, we did not have any borrowings under the credit facility. Unused availability under the credit facility was $680.5 million, as our total availability of $726.1 million, based on collateral levels as defined by the agreement, was reduced by $45.6 million of other credit-related instruments.
As of August 27, 2017, we had cash and cash equivalents totaling approximately $491.3 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.2 billion.
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
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 27, 2017	August 28, 2016
	(Dollars in millions)
Cash provided by operating activities	$294.5	$102.8
Cash used for investing activities	(75.6)	(36.1)
Cash used for financing activities	(112.4)	(115.7)
Cash and cash equivalents	491.3	271.6
Cash flows from operating activities
Cash provided by operating activities was $294.5 million for the nine-month period in 2017, as compared to $102.8 million for the same period in 2016. The increase primarily reflects an increase in cash received from customers and a decrease in cash used for inventory purchases.
Cash flows from investing activities
Cash used for investing activities was $75.6 million for the nine-month period in 2017, as compared to $36.1 million for the same period in 2016. The increase in cash used for investing activities primarily reflects the non-recurrence of the receipt of proceeds from the sale-leaseback of our distribution center in the United Kingdom in 2016, as well as decreased proceeds from the settlement of our forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $112.4 million for the nine-month period in 2017, as compared to $115.7 million for the same period in 2016. Cash used in 2017 primarily reflects the payment of a $35.0 million cash dividend as well as our refinancing activities and debt reduction during the period, including debt extinguishment costs and debt issuance costs. Cash used in 2017 also reflects payments made for equity award exercises. Cash used in 2016 primarily reflects the payment of a $60.0 million cash dividend.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.07 billion as of August 27, 2017, we had fixed-rate debt of $1.05 billion (98.5% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $15.9 million (1.5% of total debt). As of August 27, 2017, our required aggregate debt principal payments on our unsecured long-term debt were $1.05 billion in years after 2022. Short-term borrowings of $33.4 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 27, 2017.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words “believe”, "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 27, 2016, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 27, 2017. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 27, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On July 19, 2017, our Board of Directors (the “Board”) approved the award of restricted stock units (“RSUs”) representing an aggregate of 19,204 shares of our common stock to our non-employee directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors. These awards were made under our 2016 Equity Incentive Plan.

RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after thirteen, twenty-four and thirty-six months following the grant date. After the recipient of the RSU has held the shares for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. If the director's service terminates for reason other than cause after the first, but prior to full, vesting period, then any unvested portion of the award will fully vest as of the date of such termination. In addition, each director's initial RSU grant includes a deferral delivery feature, under which the director will not receive the vested awards until six months following the cessation of service on the Board. Recipients of RSUs receive additional grants as dividend equivalents.

We will not receive any proceeds from the issuance or vesting of RSUs. The RSUs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.

We repurchased a total of 3,765 shares of our common stock during the quarter in connection with the exercise of call and put rights under our 2016 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, all were repurchased in August 2017.

We are a privately-held corporation; there is no public trading of our common stock. As of October 4, 2017, we had 37,521,447 shares outstanding.

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

Date:	October 10, 2017		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.