Form 10-K
period 2017-11-26
LEVI STRAUSS & CO
filed 2018-02-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 26, 2017
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
  Yes ☑ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "Large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Common Stock $.01 par value — 37,521,447 shares outstanding on February 5, 2018
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 26, 2017

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
Our Global Reach
Our products are sold in more than 110 countries, grouped into three geographic regions: Americas, Europe and Asia. We support our brands throughout these regions through a global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically "American," we derive approximately half of our net revenues from outside the United States. A summary of financial information for each geographical region, which comprise our three reporting segments, is found in Note 20 to our audited consolidated financial statements included in this report. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. See "Item 1A – Risk Factors", specifically "Risks Relating to Our Industry – Our business is subject to risks associated with sourcing and manufacturing overseas" and "Risks Relating to Our Business – We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 2,900 retail stores, both franchised and company-operated, and shop-in-shops dedicated to our brands. In the United States, chain retailers and department stores are the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores, and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through the e-commerce sites we operate, as well as the e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
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

Our Business Strategies
Our goal is to generate and sustain profitable growth over the long term in order to significantly improve the value of the enterprise. The management team is focused on four key strategies to achieve this goal:

•
Drive the profitable core businesses. Our core businesses represent the greatest value on a brand, geographic, customer or business-segment basis. These include our bottoms business for the Levi's® brand globally and the Dockers® brand in the United States, including our iconic 501® jean. We also consider our key international markets of France, Germany, Mexico and the United Kingdom, as well as key wholesale accounts globally, to be vital elements of our long-term growth strategies. We manage collaborative relationships with these wholesale accounts to focus on customer support, marketing planning, and inventory levels, in order to achieve mutual commercial success.

•
Expand the reach of our brands and build a more balanced portfolio. We believe we have opportunities to grow our brands through new or expanded product categories, consumer segments and geographic markets. We are building upon our iconic brands, including our innovative design and marketing expertise, to deepen our connection with consumers and expand the reach and appeal of our brands globally. For example, we believe we can better serve the female consumer, and that there are significant opportunities in tops, outerwear and accessories. We also have an opportunity to expand our Denizen® value brand across a few select markets. We also believe opportunities remain to expand in emerging and underpenetrated geographic markets, including China and India.

•
Become a world-class omni-channel retailer. We will continue to grow our direct-to-consumer business in brand-dedicated stores globally, including making selective investments in additional company-operated stores, dedicated e-commerce sites, franchisee and other dedicated store models. We believe these brand-dedicated stores represent an attractive opportunity to establish incremental distribution and sales, as well as to showcase the full breadth of our product offerings and deliver a consistent brand experience to the consumer. Additionally, we will continue to make strategic investments in our information technology systems and business processes to build our omni-channel capabilities.

•
Improve our cost structure to achieve operational excellence.  We are focused on operational excellence to improve our long-term profitable growth, reducing our controllable cost structure and driving efficiencies by streamlining our product development, planning, and go-to-market strategies, implementing efficiencies across retail, supply chain, distribution networks and administrative functions and continuing to pursue practices that result in greater cost efficiencies. We will continue to balance our pursuit of improved organizational agility and marketplace responsiveness with our ongoing cost management efforts to improve the structural economics of the company.

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented approximately 72%, 77% and 81% of our total units sold in fiscal years 2017, 2016 and 2015, respectively. Men's products generated approximately 72%, 76% and 77% of our total net sales in fiscal years 2017, 2016 and 2015, respectively.
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
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2017, 2016 and 2015. We also offer premium products around the world including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.

Our Levi's® brand products accounted for approximately 86% of our total net sales in fiscal year 2017, and 85% in each of the fiscal years 2016 and 2015, approximately half of which were generated in our Americas region.
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
Our Dockers® brand products accounted for approximately 8% of our total net sales in fiscal years 2017, and 10% of our total net sales in fiscal years 2016 and 2015. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products are sold in more than 50 countries.
Signature by Levi Strauss & Co.™ Brand and Denizen® Brand
In addition to our Levi's® and Dockers® brands, we offer two brands focused on consumers who seek high-quality and fashionable jeanswear at a value price. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada. The Denizen® brand was introduced in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes at a value price point.
Signature by Levi Strauss & Co.™ brand and Denizen® brand products accounted for approximately 6% of our total net sales in fiscal year 2017 and 5% of our total net sales in fiscal years 2016 and 2015.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for approximately 2% of our total net revenues in each of fiscal years 2017, 2016 and 2015.
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
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products and related assortments that are appropriately tailored for our wholesale customers and their retail consumers. Our products are also sold through authorized third-party e-commerce sites. Sales to our top ten wholesale customers accounted for approximately 28%, 30% and 31% of our total net revenues in fiscal years 2017, 2016 and 2015, respectively. No customer represented 10% or more of net revenues in any of these years. The loss of or significant business decline of any major wholesale customer could have a material adverse effect on one or more of our segments or on the company as a whole.
Dedicated Stores
We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated e-commerce sites that sell products directly to consumers.

Company-operated retail stores.  Our company-operated e-commerce sites and retail stores, including both mainline and outlet stores, generated approximately 30%, 28% and 26% of our net revenues in fiscal years 2017, 2016 and 2015, respectively. As of November 26, 2017, we had 750 company-operated stores, predominantly Levi's® stores, located in 31 countries across our three regions. We had 247 stores in the Americas, 283 stores in Europe and 220 stores in Asia. During 2017, we added 84 company-operated stores and closed 31 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of November 26, 2017, and they are a key element of our international distribution. In addition to these stores, we consider our network of dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside of the United States, approximately 400 dedicated shop-in-shops were operated directly by us and approximately 400 were operated by third parties as of November 26, 2017.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2017, our net revenues in the first, second, third and fourth quarters represented 22%, 22%, 26% and 30%, respectively, of our total net revenues for the year. In fiscal year 2016, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 26% and 29%, respectively, of our total net revenues for the year.
Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2017, 2016 and 2015 were 52-week years, ending on November 26, 2017, November 27, 2016 and November 29, 2015, respectively. Each quarter of fiscal years 2017, 2016 and 2015 consisted of 13 weeks.
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
We also use our websites, www.levi.com, www.dockers.com, www.levistrausssignature.com and www.denizen.com, in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products.
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
Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder is sourced from our company-operated manufacturing and finishing plants. See "Item 2 – Properties" for more information about those manufacturing facilities.
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

In 2017, we sourced products from contractors located in approximately 26 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 20% of our sourcing in 2017.
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
Logistics.  We use company-operated and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce customers. For more information on company-operated distribution centers, see "Item 2 – Properties." Distribution center activities include receiving finished goods from our contractors and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory. In certain locations around the globe, we have consolidated our distribution centers to service multiple countries.
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	anticipating and responding to changing consumer demands and apparel trends in a timely manner;

•	developing high-quality, innovative products with relevant designs, fits, finishes, fabrics, style and performance features that meet consumer desires and trends;

•	maintaining favorable and strong brand name recognition and appeal through strong and effective marketing support and intelligence in diverse market segments;

•	securing desirable retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;

•	ensuring product availability at wholesale and direct-to-consumer channels, and at franchised and other brand-dedicated stores;

•	anticipating and responding to consumer expectations regarding e-commerce shopping and shipping;

•	optimizing supply chain cost efficiencies and product development cycle lead times;

•	delivering compelling value for the price of our products in diverse market segments; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and licensees.
We face competition from a broad range of competitors at the global, regional and local levels in diverse channels across a wide range of retail price points, and some of our competitors are larger and have more resources in the markets in which we operate. Our primary competitors include vertically integrated specialty stores, jeanswear brands, khakiwear brands, athletic wear companies, retailers' private or exclusive labels, and certain e-commerce sites.

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
Employees
As of November 26, 2017, we employed approximately 13,800 people, approximately 6,700 of whom were located in the Americas, 4,000 in Europe, and 3,100 in Asia. Approximately 1,900 of our employees were associated with the manufacturing and procurement of our products, 6,900 worked in retail, including seasonal employees, 1,400 worked in distribution and 3,600 were other non-production employees.
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
Throughout this long history, we have upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We have engaged in a “profits through principles” business approach from the earliest years of the business. Among our milestone initiatives over the years; we integrated our factories two decades prior to the U.S. civil rights movement and federally mandated desegregation, we developed a comprehensive supplier code of conduct requiring safe and healthy working conditions among our suppliers (a first of its kind for a multinational apparel company), and we offered full medical benefits to domestic partners of employees prior to other companies of our size, a practice that is widely accepted today.

Item 1A.	RISK FACTORS
Risks Relating to our Industry
Our revenues are influenced by economic conditions that impact consumer spending.
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as their direct impact on us. These outcomes and behaviors have in the past, and may continue to, adversely affect our business and financial condition.
Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of jeanswear, athleisure and casual apparel companies, and competition has increased over the years due to factors such as the international expansion and increased presence of vertically integrated specialty stores; expansion into e-commerce by existing and new competitors; the proliferation of private labels and exclusive brands offered by department stores, chain stores and mass channel retailers; the introduction of jeans, athleisure and casual apparel by well-known and successful athletic wear companies; and the movement of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network. Some of these competitors have greater financial and marketing resources and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products both in stores and online. In addition, some of these competitors may be able to achieve lower product costs or adopt more aggressive pricing and discounting policies. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the demand for our products. These evolving competitive factors could reduce our sales and adversely affect our business and financial condition.
The success of our business depends upon our ability to offer on-trend and updated products at attractive price points.
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from consumer spending and towards "experiential" spending. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense pricing pressure.
The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent years. This pressure could have the following effects:

•	result in reduced gross margins across our product lines and distribution channels;

•	increase retailer demands for allowances, incentives and other forms of economic support; and

•	increase pressure on us to reduce our production costs and our operating expenses.
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
Substantially all of our import operations are subject to customs and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 U.S. election and the Brexit vote have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the recently passed Tax Cuts and Jobs Act in the United States, a United States withdrawal from or significant renegotiation of the North America Free Trade Agreement (NAFTA), the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
Risks Relating to Our Business
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for approximately 28%, 30% and 31% of our total net revenues in fiscal years 2017, 2016 and 2015, respectively. No customer represented 10% or more of net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy or liquidation – could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer, all of which could adversely affect our own business and financial condition.
The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. In particular, consumers have continued to transition away from traditional wholesale retailers to large online retailers. Consolidation in the retail industry typically results in store closures, centralized purchasing decisions, and increased emphasis by retailers on inventory management and productivity. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.
We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.
We continuously assess opportunities to streamline operations and fuel long-term profitable growth. Future charges related to such actions may harm our profitability in the periods incurred.
Implementation of global productivity actions presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service levels to customers and consumers;

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
Because of these and other factors, we cannot predict whether we will fully realize the purpose and anticipated operational benefits or cost savings of any global productivity actions and, if we do not, our business and results of operations may be adversely affected. Furthermore, if we experience adverse changes to our business, additional restructuring or reorganization activities may be required in the future.
We may be unable to maintain or increase our sales through our primary distribution channels.
In the United States, chain retailers and department stores are the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores, and shop-in-shops have traditionally been our primary distribution channels.
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•
the retailers in these channels maintain – and seek to grow – substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;

•
these retailers may also change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;

•
other channels, including vertically integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores have placed competitive pressure on our primary distribution channels, and many of these stores are now looking to our developing markets to grow their business; and

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
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. For example, the June 2016 decision by the United Kingdom to leave the European Union ("Brexit") has resulted in increased uncertainty in the economic and political environment in Europe and has caused increased fluctuations and unpredictability in currency exchange rates. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act and the UK Bribery Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business.
As a global company, we are exposed to risks of doing business in foreign jurisdictions and risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. For example, a withdrawal by the United States from or a significant renegotiation of the North America Free Trade Agreement (NAFTA) could have a significant impact on our product sourcing operations and results of operations.
The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could materially impact our financial position and results of operations.
Legislation or other changes in the tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017. The Tax Cuts and Jobs Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Cuts and Jobs Act reduces the U.S. corporate statutory tax rate, eliminates or limits deduction of several expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We are evaluating the overall impact of the Tax Cuts and Jobs Act on our effective tax rate and balance sheet, but expect that the impact may be significant for fiscal year 2018 and future periods.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting our company-owned and third-party distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system whether company-owned or third-party, our ability to meet wholesale customer and retail consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.

Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is to become a world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores, dedicated e-commerce sites, franchisee and other dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a significant expansion in company-operated stores, a decline in sales or the closure of or poor performance of stores could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for traffic, square footage, demographics, and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have a material adverse effect on our results of operations.
If we are unable to effectively execute our e-commerce business our reputation and operating results may be harmed.
While still comprising a small portion of our net revenues, e-commerce has been our fastest growing business over the last several years. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, as well as promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce sites, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues from website software upgrades; data and system security; computer viruses; and changes in applicable federal and state regulations. In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any facilities were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in "out of stock" conditions in the e-commerce sites we operate and those operated by our wholesale customers or other third parties, and we could incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have a material adverse effect on our business and harm our reputation.
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
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to Wipro Limited. While we believe we conduct appropriate diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to meet our performance standards and expectations, including with respect to data security, provide them on a timely basis or provide them at the prices we expect, may have a material adverse effect on our results of operations or financial condition. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees in order to return these services in-house. We may outsource other functions in the future, which would increase our reliance on third parties.
We face cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our consumers, employees, and others, including credit card information and personal information. As evidenced by the numerous companies who have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems.
A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursement of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which will become effective in May 2018, imposes significant new requirements on how we collect, process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.
We source approximately 98% of our products from independent contract manufacturers who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our independent manufacturers. Under our current arrangements with our independent manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, while we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of independent manufacturers from which we source our products. In addition, some of our suppliers have merged. Reliance on a fewer number of independent manufacturers involves risk and any difficulties or failures to perform by our independent contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations.
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
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. In addition, the labor and business practices of apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our independent manufacturers to adhere to labor or other laws, appropriate labor or business practices, or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
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
Regulatory developments such as the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of the regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products we sell.
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
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our consumers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other intellectual property, including through civil and/or criminal prosecution. We may not be able to successfully resolve those claims, which may result in financial liability and criminal penalties. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
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
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities or our company-operated or franchised stores, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons; public health crisis, such as pandemics and epidemics; political crisis, such as terrorism, war, political instability or other conflict; or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our consumers’ perception of our brands.
Risks Relating to Our Debt
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 26, 2017, we had approximately $1.1 billion of debt, all of which was unsecured, and we had $758.3 million of additional borrowing capacity under our amended and restated senior secured revolving credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes and result in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
A substantial portion of our debt is Euro-denominated senior notes. In addition, borrowings under our amended and restated senior secured revolving credit facility bear interest at variable rates. As a result, increases in market interest rates and foreign exchange rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. Increases in market interest rates may also affect the trading price of our debt securities that bear interest at a fixed rate. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.
The newly enacted Tax Cuts and Jobs Act places limitations on businesses abilities to deduct interest expenses. If our adjusted taxable income were to decrease, we may not be able to fully deduct our interest expenses.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate two manufacturing-related facilities abroad and seven distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 26, 2017, is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
San Francisco, CA	Design and Product Development	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Cuautitlan, Mexico	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Leased

Asia
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
______________

(1)	Building and improvements are owned but subject to a ground lease.
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Diegem, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. We also operate a back-up data center located in Westlake, Texas. As of November 26, 2017, we also leased or owned 80 administrative and sales offices in 42 countries, as well as leased 11 warehouses in 7 countries.
In addition, as of November 26, 2017, we had 750 company-operated retail and outlet stores in leased premises in 31 countries. We had 247 stores in the Americas region, 283 stores in the Europe region and 220 stores in the Asia region.

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
As of February 5, 2018, there were 266 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid cash dividends of $70 million on our common stock in 2017 in two $35 million installments, with the first installment paid in the first quarter of 2017 and the second installment in the fourth quarter of 2017, and cash dividends of $60 million and $50 million in the first half of 2016 and 2015, respectively. Subsequent to the fiscal year end, on January 30, 2018, our Board of Directors declared a cash dividend of $90.0 million, payable in two $45 million installments. We expect to pay the first installment in the first quarter of 2018 and the second installment in the fourth quarter of 2018. Please see Note 15 to our audited consolidated financial statements included in this report for more information. We do not have an established annual dividend policy. We will continue to review our ability to pay cash dividends at least annually, and dividends may be declared at the discretion of our board of directors depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We repurchased and retired 147,261 shares of common stock during the fourth quarter of the fiscal year ended November 26, 2017, in connection with the exercise of call or put rights under our 2016 Equity Incentive Plan, as described in Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for fiscal 2017, 2016, 2015, 2014 and 2013. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements for fiscal 2017, 2016 and 2015 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 26, 2017	Year Ended November 27, 2016	Year Ended November 29, 2015	Year Ended November 30, 2014	Year Ended November 24, 2013
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$4,904,030	$4,552,739	$4,494,493	$4,753,992	$4,681,691
Cost of goods sold	2,341,301	2,223,727	2,225,512	2,405,552	2,331,219
Gross profit	2,562,729	2,329,012	2,268,981	2,348,440	2,350,472
Selling, general and administrative expenses(1)	2,095,560	1,866,493	1,823,863	1,906,164	1,884,965
Restructuring, net	—	312	14,071	128,425	—
Operating income	467,169	462,207	431,047	313,851	465,507
Interest expense	(68,603)	(73,170)	(81,214)	(117,597)	(129,024)
Loss on early extinguishment of debt	(22,793)	—	(14,002)	(20,343)	(689)
Other income (expense), net	(26,992)	18,223	(25,433)	(22,057)	(13,181)
Income before taxes	348,781	407,260	310,398	153,854	322,613
Income tax expense	64,225	116,051	100,507	49,545	94,477
Net income	284,556	291,209	209,891	104,309	228,136
Net (income) loss attributable to noncontrolling interest	(3,153)	(157)	(455)	1,769	1,057
Net income attributable to Levi Strauss & Co.	$281,403	$291,052	$209,436	$106,078	$229,193

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$525,941	$306,550	$218,332	$232,909	$411,268
Investing activities	(124,391)	(68,348)	(80,833)	(71,849)	(92,798)
Financing activities	(151,733)	(173,549)	(94,895)	(341,676)	(230,509)
Balance Sheet Data:
Cash and cash equivalents	$633,622	$375,563	$318,571	$298,255	$489,258
Working capital	1,116,766	924,404	681,982	603,202	867,158
Total assets	3,354,692	2,987,096	2,884,395	2,906,901	3,106,330
Total debt, excluding capital leases	1,077,311	1,045,178	1,152,541	1,209,624	1,524,998
Total capital leases	17,878	16,811	12,907	12,142	10,833
Total Levi Strauss & Co. stockholders' equity	696,910	509,555	330,268	153,243	171,666
Other Financial Data:
Depreciation and amortization	$117,387	$103,878	$102,044	$109,474	$115,720
Capital expenditures	118,778	102,950	102,308	73,396	91,771
Cash dividends paid	70,000	60,000	50,000	30,003	25,076
______________

(1)
The period ended November 26, 2017 includes an out-of-period adjustment which increased selling, general and administrative expenses by approximately $8.3 million and decreased net income by approximately $5.1 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest awards after retirement. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.

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
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products in the United States primarily through chain retailers and department stores; and outside of the United States primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops. We also distribute our Levi’s® and Dockers® products through 750 company-operated retail stores located in 31 countries, including the United States, and through the e-commerce sites we operate. Our company-operated retail stores, which include e-commerce sites, generated approximately 30% of our net revenues in 2017, as compared to 28% in the same period in 2016, with our e-commerce sites representing approximately 14% of this revenue in 2017 and 2016. In addition, we distribute our Levi’s® and Dockers® products through e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 43% of our net revenues and 34% of our regional operating income in 2017, as compared to 41% of our net revenues and 32% of our regional operating income in 2016. Sales of Levi’s® brand products represented approximately 86% of our total net sales in 2017 and 85% in 2016. Pants represented approximately 72% of our total units sold in 2017, as compared to 77% of our total units sold in 2016, and men's products generated approximately 72% of our total net sales as compared to 76% in 2016. Effective as of the beginning of 2017, we revised our approach to measuring the performance of our business by allocating certain of our global expenses to our three regional business segments. Comparative period regional operating income amounts were revised to reflect this change. Refer to "Financial Information Presentation" section below for additional details.
Our Objectives
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth and generate industry leading shareholder returns. Critical strategies to achieve these objectives include; driving our profitable core business, expanding the reach of our brands globally and into new categories, leading in Omni-channel, and achieving operational excellence.
For 2018, on a constant-currency basis, our financial objective is to grow full-year revenues over 2017, and maintain strong full-year gross margins.
Trends Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:

•
Factors that impact consumer discretionary spending, which remains mixed globally, have created a challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, slow real wage growth and a shift in consumer spending to interest-rate sensitive durable goods and other non-apparel categories also continue to pressure global discretionary spending. Consumers continue to focus on value pricing, with the off-price retail channel remaining strong, partially to the detriment of traditional broadline retailers, particularly at the mid-tier.

•
More competitors are seeking growth globally, thereby raising the competitiveness across regions. Some of these competitors are entering into markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by slowed growth prospects due to increased competition from e-commerce shopping, pricing transparency enabled by proliferation of online technologies, vertically-integrated specialty stores, and fast-fashion retail. Retailers, including our top customers, may decide to consolidate, undergo restructurings or rationalize their stores which could result in reduction in the number of stores that carry our products. Additionally, many of our customers desire increased returns on their investment with us through increased margins and inventory turns, and they continue to build competitive exclusive or private-label offerings.

•
Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store and e-commerce distribution and consumer-facing technologies, which has increased competition in the retail market.

•
Competition for, and price volatility of, resources throughout the supply chain have increased, causing us and other apparel manufacturers to continue to seek alternative sourcing channels and create new efficiencies in our global supply chain. Trends affecting the supply chain include the proliferation of lower-cost sourcing alternatives, resulting in reduced barriers to entry for new competitors, and the impact of fluctuating prices of labor and raw materials as well as the consolidation of suppliers. Trends such as these can bring additional pressure on us and other wholesalers and retailers to shorten lead-times, reduce costs and raise product prices.

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, British Pound and Mexican Peso, will impact our financial results, affecting translation, and revenue, operating margins and net income.

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. Such changes, including import tariffs or taxes, may require us to modify our current business practices and, could have material adverse effect on our business and results of operations. For more information, see Note 22 of the accompanying consolidated financial statements.

These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies. For more information on the risk factors affecting our business, see "Item 1A - Risk Factors".
Our 2017 Results
Our 2017 results reflect constant-currency net revenues growth and an increase in operating income.

•
Net revenues.  Compared to 2016, consolidated net revenues increased 7.7% on a reported basis and increased 7.5% on a constant-currency basis driven by strong growth of our retail network in all three regions and growth in our wholesale channel, primarily in Europe.

•	Gross margin. Compared to 2016, consolidated gross margin of 52.3% increased 1.1% primarily due to our company-operated retail growth and international revenue growth.

•
Operating income.  Compared to 2016, consolidated operating income increased 1.1% and operating margin declined to 9.5% from 10.2%, primarily reflecting higher selling, general and administrative ("SG&A") expenses associated with the expansion of our company-operated retail network and a higher investment in advertising. This was partially offset by higher net revenues and improved gross margin.

•
Cash flows.  Cash flows provided by operating activities were $526 million for 2017 as compared to $307 million for 2016; the increase primarily reflects higher cash received from customers offset by increased payments to vendors reflecting the growth in our company-operated store network and higher investment in advertising.

Financial Information Presentation
Fiscal year.  Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2017, 2016 and 2015 were 52-week years ending on November 26, 2017, November 27, 2016 and November 29, 2015, respectively. Each quarter of fiscal years 2017, 2016 and 2015 consisted of 13 weeks.
Segments.  We manage our business according to three regional segments: the Americas, Europe and Asia. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas region segment and Corporate expenses, have now been allocated to our three regional business segments, and reported in their operating results. Business segment information for the prior-year periods have been revised to reflect the change in presentation.
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

Gross margins may not be comparable to those of other companies in our industry since some companies may include, among other things, costs related to their distribution network and occupancy costs associated with company-operated stores in cost of goods sold.
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
2017 compared to 2016
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 26, 2017	November 27, 2016	% Increase (Decrease)	November 26, 2017	November 27, 2016
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$4,904.0	$4,552.7	7.7%	100.0%	100.0%
Cost of goods sold	2,341.3	2,223.7	5.3%	47.7%	48.8%
Gross profit	2,562.7	2,329.0	10.0%	52.3%	51.2%
Selling, general and administrative expenses	2,095.5	1,866.5	12.3%	42.7%	41.0%
Restructuring, net	—	0.3	*	—	—
Operating income	467.2	462.2	1.1%	9.5%	10.2%
Interest expense	(68.6)	(73.2)	(6.3)%	(1.4)%	(1.6)%
Loss on early extinguishment of debt	(22.8)	—	(100.0)%	(0.5)%	—
Other income (expense), net	(27.0)	18.2	*	(0.6)%	0.4%
Income before income taxes	348.8	407.2	(14.3)%	7.1%	8.9%
Income tax expense	64.2	116.0	(44.7)%	1.3%	2.5%
Net income	284.6	291.2	(2.3)%	5.8%	6.4%
Net income attributable to noncontrolling interest	(3.2)	(0.2)	*	(0.1)%	—
Net income attributable to Levi Strauss & Co.	$281.4	$291.0	(3.3)%	5.7%	6.4%
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 26, 2017	November 27, 2016	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$2,774.0	$2,682.9	3.4%	3.4%
Europe	1,312.3	1,091.4	20.2%	18.8%
Asia	817.7	778.4	5.0%	5.3%
Total net revenues	$4,904.0	$4,552.7	7.7%	7.5%
As compared to the same period in the prior year, total net revenues were affected favorably by changes in foreign currency exchange rates.
Americas.   On both a reported basis and constant-currency basis, net revenues in our Americas region increased for 2017, with currency having a minimal impact on net revenues.
Excluding the effects of currency, the increase in net revenues for 2017 was due to the performance and expansion of our company-operated retail network, particularly company-operated outlets, and strong performance in our Signature® and Denizen brands. This was offset by lower wholesale revenues in the United States in our Dockers® brand.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $13 million.
Constant-currency net revenues increased for 2017 due to strong performance across all channels, primarily our company-operated retail network and wholesale channel.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $2 million.
The increase in net revenues was primarily due to the performance and expansion of our company-operated retail network, particularly company-operated outlets.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 26, 2017	November 27, 2016	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$4,904.0	$4,552.7	7.7%
Cost of goods sold	2,341.3	2,223.7	5.3%
Gross profit	$2,562.7	$2,329.0	10.0%
Gross margin	52.3%	51.2%
Currency translation favorably impacted gross profit by approximately $8 million. Gross margin improved primarily due to company-operated retail network growth and international revenue growth.
Selling, general and administrative expenses
The following table shows our SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 26, 2017	November 27, 2016	% Increase (Decrease)	November 26, 2017	November 27, 2016
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$888.2	$783.2	13.4%	18.1%	17.2%
Advertising and promotion	323.3	284.0	13.8%	6.6%	6.2%
Administration	411.0	350.1	17.4%	8.4%	7.7%
Other	473.0	442.0	7.2%	9.7%	9.7%
Restructuring-related charges	—	7.2	(100)%	—%	0.2%
Total SG&A	$2,095.5	$1,866.5	12.3%	42.7%	41.0%
Currency affected SG&A unfavorably by approximately $2 million as compared to the prior year.
Selling.  Currency did not have a significant impact on selling expenses for the year ended November 26, 2017. Higher selling expenses primarily reflected costs associated with the growth of our company-operated store network. We had 53 more company-operated stores at the end of 2017 than we did at the end of 2016.
Advertising and promotion.  Currency did not have a significant impact on advertising and promotion expense for the year ended November 26, 2017. Advertising and promotion expenses increased due to a higher investment in advertising.
Administration.  Administration expenses include functional administrative and organization costs. Currency did not have a significant impact on administration expenses for the year ended November 26, 2017. As compared to the same prior-year periods, administration expenses in 2017 reflect higher costs relating to incentive compensation. Incentive compensation costs increased reflecting improved achievement against our internally-set objectives in 2017 as compared to 2016 and a third quarter 2017 adjustment. The third quarter 2017 adjustment, of which $8.3 million related to prior years, was for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement. The increase was also due to the recognition of a $7.0 million of benefit from the resolution of a vendor dispute settled in the prior-year period.
Other.  Other SG&A includes distribution, information resources, and marketing organization costs. Currency did not have a significant impact on other SG&A expenses for the year ended November 26, 2017. The increase in SG&A other costs is primarily due to higher marketing and information technology expenses. Additionally, we recorded a gain in the second quarter of 2016 in conjunction with the sale-leaseback of our distribution center in the United Kingdom.
Restructuring-related charges.  Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings, productivity projects and transition-related projects, which were implemented through the end of 2016.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 26, 2017	November 27, 2016	% Increase (Decrease)	November 26, 2017		November 27, 2016
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$529.3	$507.8	4.2%	19.1%		18.9%
Europe	198.7	154.8	28.4%	15.1%		14.2%
Asia	78.3	80.9	(3.2)%	9.6%		10.4%
Total regional operating income	806.3	743.5	8.4%	16.4%	*	16.3%	*

Corporate:
Restructuring, net	—	0.3	(100.0)%	—	*	—	*
Restructuring-related charges	—	7.2	(100.0)%	—	*	0.2%	*
Other corporate staff costs and expenses	339.1	273.8	23.8%	6.9%	*	6.0%	*
Corporate expenses	339.1	281.3	20.5%	6.9%	*	6.2%	*
Total operating income	$467.2	$462.2	1.1%	9.5%	*	10.2%	*
Operating margin	9.5%	10.2%
______________
* Percentage of consolidated net revenues
Currency translation favorably affected total operating income by approximately $6 million as compared to the prior year.
Regional operating income.

•
Americas.  Currency translation did not have a significant impact on operating income in the region for the year ended November 26, 2017. The increase in operating income is primarily due to higher net revenues and gross margin partially offset by higher SG&A selling expense due to retail expansion.

•
Europe.  Currency translation favorably affected operating income by approximately $7 million as compared to the prior year. The increase in operating income is due to higher net revenues and gross margin partially offset by higher SG&A selling expense to support growth and higher advertising and promotion expense.

•
Asia.  Currency translation did not have a significant impact on operating income in the region for the year ended November 26, 2017. The decrease in operating income for 2017 is due to higher SG&A selling expense related to our retail network to support growth, partially offset by higher net revenues.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring and restructuring-related charges, other corporate staff costs, and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses. The increase in corporate expenses for 2017 is primarily due to an increase in administration expenses relating to incentive compensation. Incentive compensation costs increased reflecting improved achievement against our internally-set objectives in 2017 as compared to 2016 and a third quarter 2017 adjustment. The third quarter 2017 adjustment, of which $8.3 million related to prior years, was for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement. Operating expenses also increased due to purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.

Interest expense
Interest expense was $68.6 million for the year ended November 26, 2017, as compared to $73.2 million in the prior year. The decrease in interest expense was primarily due to lower average borrowing rates in 2017 resulting from our debt refinancing activities during the year.
Our weighted-average interest rate on average borrowings outstanding for 2017 was 5.60%, as compared to 6.37% for 2016.
Loss on early extinguishment of debt
For the year ended November 26, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the year. The loss included $21.9 million of tender and call premiums on the retirement of the debt.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 26, 2017, we recorded net expense of $27.0 million as compared to net other income of $18.2 million for the prior year. The expense in 2017 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances. The income in 2016 primarily reflected net gains on foreign exchange derivatives partially offset by losses on our foreign currency denominated balances, which economically hedge future foreign currency cash flow obligations.
Income tax expense
Income tax expense was $64.2 million for the year ended November 26, 2017, compared to $116.1 million for the prior year. Our effective income tax rate was 18.4% for the year ended November 26, 2017, compared to 28.5% for the prior year.
The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to additional foreign tax credits from repatriations from foreign operations as compared to 2016 and release of valuation allowance on deferred tax assets of foreign subsidiaries.
For the year ended November 26, 2017, management asserted indefinite reinvestment on $264 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. This is an increase versus the prior year which reflects management's realignment of the foreign subsidiary ownership structure. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $70 million.
Subsequent to November 26, 2017, the Tax Cuts and Jobs Act was enacted in the U.S. and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings. We are in the process of evaluating the impact of the recently enacted law on our consolidated financial statements. The preliminary impact of these items, which only include the transitional impact and do not include estimates of the on-going impact of the lower U.S. statutory rate, is estimated $110 million to $160 million. The transition charge will be reflected in the our financial statements for the period ending February 25, 2018. For more information, refer to Note 22 of the accompanying consolidated financial statements.

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

	Year Ended
	November 27, 2016	November 29, 2015	% Increase (Decrease)	November 27, 2016	November 29, 2015
				% of Net Revenues	% of Net Revenues

Selling	$783.2	$734.1	6.6%	17.2%	16.3%
Advertising and promotion	284.0	276.4	2.8%	6.2%	6.1%
Administration	350.1	364.4	(3.9)%	7.7%	8.1%
Other	442.0	418.3	5.7%	9.7%	9.3%
Restructuring-related charges	7.2	30.7	(76.6)%	0.2%	0.7%
Total SG&A	$1,866.5	$1,823.9	2.3%	41.0%	40.6%
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
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2016	November 29, 2015	% Increase (Decrease)	November 27, 2016		November 29, 2015
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$507.8	$551.0	(7.8)%	18.9%		20.2%
Europe	154.8	144.4	7.2%	14.2%		14.2%
Asia	80.9	99.5	(18.7)%	10.4%		13.2%
Total regional operating income	743.5	794.9	(6.5)%	16.3%	*	17.7%	*

Corporate:
Restructuring, net	0.3	14.1	(97.8)%	—	*	0.3%	*
Restructuring-related charges	7.2	30.7	(76.6)%	0.2%	*	0.7%	*
Other corporate staff costs and expenses	273.8	319.1	(14.2)%	6.0%	*	7.1%	*
Corporate expenses	281.3	363.9	22.7%	6.2%	*	8.1%	*
Total operating income	$462.2	$431.0	7.2%	10.2%	*	9.6%	*
Operating margin	10.2%	9.6%
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
As of November 26, 2017, we did not have any borrowings under the credit facility. Unused availability under the facility was $758.3 million, as our total availability of $803.6 million, based on collateral levels as defined by the agreement, was reduced by $45.2 million of other credit-related instruments.
As of November 26, 2017, we had cash and cash equivalents totaling approximately $633.6 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $1.4 billion.
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
The following table presents selected cash uses in 2017 and the related projected cash uses for these items in 2018 as of November 26, 2017:

	Cash Used in	Projected Cash Uses in
	2017	2018
	(Dollars in millions)
Capital expenditures(1)	$119	$160
Interest	52	50
Federal, foreign and state taxes (net of refunds)	55	98
Pension plans(2)	54	95
Postretirement health benefit plans	12	12
Dividend(3)	70	90
Total selected cash requirements	$362	$505
______________

(1)	Capital expenditures consist primarily of costs associated with information technology investments for e-commerce and investment in company-operated retail stores.

(2)
The 2018 pension contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets.

(3)
Subsequent to the fiscal year end, on January 30, 2018, our Board of Directors declared a cash dividend of $90.0 million, payable in two $45 million installments. The Company expects to pay the first installment in the first quarter of 2018 and the second installment in the fourth quarter of 2018.

The following table provides information about our significant cash contractual obligations and commitments as of November 26, 2017:

	Payments due or projected by period
	Total	2018	2019	2020	2021	2022	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,090	$38	$—	$—	$—	$—	$1,052
Interest(1)	389	50	48	48	46	46	151
Capital lease obligations	32	6	6	5	4	4	7
Operating leases(2)	853	185	147	123	99	79	220
Purchase obligations(3)	944	677	49	37	24	14	143
Postretirement obligations(4)	93	12	11	11	10	10	39
Pension obligations(5)	288	95	45	43	23	13	69
Long-term employee related benefits(6)	120	29	23	13	3	2	50
Total	$3,809	$1,092	$329	$280	$209	$168	$1,731
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 26, 2017, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see "Item 2 – Properties."

(3)
Amounts reflect estimated commitments of $559 million for inventory purchases, $193 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, $192 million for human resources, advertising, information technology and other professional services.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2018 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of the Company's third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

This table does not include amounts related to our uncertain tax positions of $33.8 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights ("SARs") put to the Company under the terms of our EIP. Based on the fair value of the Company's stock and the number of shares outstanding as of November 26, 2017, future payments under the terms of the EIP could range up to approximately $92 million, which could become payable in 2018. These payments are contingent on the Company's liquidity and the Board's discretion.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in millions)
Cash provided by operating activities	$525.9	$306.6	$218.3
Cash used for investing activities	(124.4)	(68.3)	(80.8)
Cash used for financing activities	(151.7)	(173.5)	(94.9)
Cash and cash equivalents	633.6	375.6	318.6
2017 as compared to 2016
Cash flows from operating activities
Cash provided by operating activities was $525.9 million for 2017, as compared to $306.6 million for 2016. The increase primarily reflects higher cash received from customers offset by increased payments to vendors reflecting the growth in our company-operated store network and higher investment in advertising.
Cash flows from investing activities
Cash used for investing activities was $124.4 million for 2017, as compared to $68.3 million for 2016. The increase in cash used for investing activities primarily reflects decrease in proceeds from the settlement of our forward foreign exchange contracts as well as the non-recurrence of the receipt of proceeds from the sale-leaseback of our distribution center in the United Kingdom in 2016.
Cash flows from financing activities
Cash used for financing activities was $151.7 million for 2017, as compared to $173.5 million for 2016. Cash used in 2017 primarily reflects the payment of a $70 million cash dividend as well as our refinancing activities and debt reduction, including debt extinguishment costs and debt issuance costs. Cash used in 2017 also reflects payments made for equity award exercises. Cash used in 2016 primarily reflects net repayments on our senior revolving credit facility, the payment of a $60 million cash dividend in the second quarter of 2016 and the $36 million settlement of our Yen-denominated Eurobonds.
2016 as compared to 2015
Cash flows from operating activities
Cash provided by operating activities was $306.6 million for 2016, as compared to $218.3 million for 2015. The increase was primarily due to higher trade receivables collections and lower payments associated with restructuring-related items and interest, reflective of the increase in our operating income, offset by our higher inventory levels which were primarily driven by lower than anticipated demand in the U.S.
Cash flows from investing activities
Cash used for investing activities was $68.3 million for 2016, as compared to $80.8 million for 2015. The decrease was primarily driven by proceeds from the settlement of our forward exchange contracts and cash received from the sale-leaseback of our distribution center in the United Kingdom, partially offset by investment in information technology systems and distribution.
Cash flows from financing activities
Cash used for financing activities was $173.5 million for 2016, as compared to cash provided of $94.9 million for 2015. Cash used in 2016 primarily reflected net repayments on our senior revolving credit facility, the payment of a $60 million cash dividend in the second quarter of 2016 and the $36 million settlement of our Yen-denominated Eurobonds. Cash used in 2015 primarily reflected the payment of a $50 million cash dividend as well as our refinancing activities and debt reduction during the period.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.08 billion as of November 26, 2017, we had fixed-rate debt of $1.06 billion (98.4% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $16.8 million (1.6% of total debt). As of November 26, 2017, our required aggregate debt principal payments on our unsecured long-term debt were $1.05 billion in years after 2022. Short-term borrowings of $38.5 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 26, 2017.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal year 2017, we performed this analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than it carrying amount. As such, no further analysis was required. If goodwill and other non-amortized intangible assets are not qualitatively assessed and it is determined that it is not more likely than not that the reporting unit's fair value is greater than its carrying amount, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 26, 2017, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 26, 2017, a 25 basis point change in the discount rate would yield an approximately four percent change in the projected benefit obligation and an approximately three percent change in the annual service cost of our pension plans. A 25 basis point change in the discount rate would not have a significant impact on the postretirement benefit plan.
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

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including (without limitation) statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

•
changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;

•
our ability to effectively manage any global productivity and outsourcing actions as planned, which are intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service-delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;

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

•
changes in or application of trade and tax laws, including the recently passed Tax Cuts and Jobs Act in the U.S., potential increases in import tariffs or taxes and the potential renegotiation of NAFTA; and

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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 26, 2017, we had forward foreign exchange contracts to buy $769.1 million and to sell $213.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2019.
As of November 27, 2016, we had forward foreign exchange contracts to buy $674.9 million and to sell $364.9 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2018.
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
We are exposed to credit loss in the event of nonperformance by the counterparties to the over-the-counter forward foreign exchange contracts. However, we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. We monitor the creditworthiness of our counterparties in accordance with our foreign exchange and investment policies. In addition, we have International Swaps and Derivatives Association, Inc. ("ISDA") master agreements in place with our counterparties to mitigate the credit risk related to the outstanding derivatives. These agreements provide the legal basis for over-the-counter transactions in many of the world's commodity and financial markets.

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 26, 2017 and November 27, 2016. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2019.

	As of November 26, 2017			As of November 27, 2016
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.75	$(22,440)	$(477)	0.74	$1,957	$(472)
Canadian Dollar	1.3	(69,417)	(1,656)	1.33	30,711	366
Swiss Franc	0.99	7,595	151	0.97	(14,227)	(488)
Czech Koruna	21.88	524	14	24.30	(488)	(21)
Danish Krone	6.36	2,112	41	6.70	(2,357)	(96)
Euro	1.18	(218,150)	(6,633)	1.13	87,304	4,734
British Pound Sterling	1.31	(103,092)	(2,393)	1.32	67,935	5,945
Hong Kong Dollar	7.77	5,757	(16)	7.75	(5,096)	(2)
Hungarian Forint	267.02	1,773	34	278.41	(1,510)	(70)
Japanese Yen	110.07	(59,234)	69	112.16	44,648	(140)
South Korean Won	1,128.33	(20,210)	(713)	1,178.38	13,721	(41)
Mexican Peso	20.5	(85,242)	(5,344)	18.95	99,454	11,124
Norwegian Krone	8.13	1,489	4	8.21	(1,686)	(73)
New Zealand Dollar	0.69	4,996	—	0.72	(4,172)	(75)
Polish Zloty	3.64	5,193	169	3.95	(4,078)	(412)
Swedish Krona	8.43	(22,112)	(793)	8.44	9,319	827
Singapore Dollar	1.36	27,005	418	1.41	(28,230)	(359)
South African Rand	14.68	(12,441)	(533)	15.71	16,721	(1,873)
Total		$(555,894)	$(17,658)		$309,926	$18,874

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 26, 2017							As of November 27, 2016
	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500,000	$500,000	$1,025,000
Average Interest Rate	—	—	—	—	—	5.00%	5.00%	5.96%
Fixed Rate (Euro 475 million)	—	—	—	—	—	562,780	562,780	—
Average Interest Rate	—	—	—	—	—	3.375%	3.375%	—
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$—	$1,062,780	$1,062,780	$1,025,000
______________

(1)
Excluded from this table are other short-term borrowings of $38.5 million as of November 26, 2017, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $38.5 million, $21.7 million was fixed-rate debt and $16.8 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Levi Strauss & Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Levi Strauss & Co. and its subsidiaries as of November 26, 2017 and November 27, 2016, and the results of their operations and their cash flows for each of the three years in the period ended November 26, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts as of and for each of the three years in the period ended November 26, 2017 appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 7, 2018

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 26, 2017	November 27, 2016
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$633,622	$375,563
Trade receivables, net of allowance for doubtful accounts of $11,726 and $11,974	485,485	479,018
Inventories:
Raw materials	3,858	2,454
Work-in-process	3,008	3,074
Finished goods	752,530	710,653
Total inventories	759,396	716,181
Other current assets	115,889	115,385
Total current assets	1,994,392	1,686,147
Property, plant and equipment, net of accumulated depreciation of $951,249 and $856,588	424,463	393,605
Goodwill	237,327	234,280
Other intangible assets, net	42,893	42,946
Deferred tax assets, net	537,923	523,101
Other non-current assets	117,694	107,017
Total assets	$3,354,692	$2,987,096

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$38,451	$38,922
Accounts payable	289,505	270,293
Accrued salaries, wages and employee benefits	227,251	180,740
Restructuring liabilities	786	4,878
Accrued interest payable	6,327	5,098
Accrued income taxes	16,020	9,652
Other accrued liabilities	299,286	252,160
Total current liabilities	877,626	761,743
Long-term debt	1,038,860	1,006,256
Long-term capital leases	16,524	15,360
Postretirement medical benefits	89,248	100,966
Pension liability	314,525	354,461
Long-term employee related benefits	90,998	73,243
Long-term income tax liabilities	20,457	20,150
Other long-term liabilities	77,031	63,796
Total liabilities	2,525,269	2,395,975

Commitments and contingencies
Temporary equity	127,035	79,346

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,521,447 shares and 37,470,158 shares issued and outstanding	375	375
Additional paid-in capital	—	1,445
Retained earnings	1,100,916	935,049
Accumulated other comprehensive loss	(404,381)	(427,314)
Total Levi Strauss & Co. stockholders’ equity	696,910	509,555
Noncontrolling interest	5,478	2,220
Total stockholders’ equity	702,388	511,775
Total liabilities, temporary equity and stockholders’ equity	$3,354,692	$2,987,096
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Net revenues	$4,904,030	$4,552,739	$4,494,493
Cost of goods sold	2,341,301	2,223,727	2,225,512
Gross profit	2,562,729	2,329,012	2,268,981
Selling, general and administrative expenses	2,095,560	1,866,493	1,823,863
Restructuring, net	—	312	14,071
Operating income	467,169	462,207	431,047
Interest expense	(68,603)	(73,170)	(81,214)
Loss on early extinguishment of debt	(22,793)	—	(14,002)
Other income (expense), net	(26,992)	18,223	(25,433)
Income before income taxes	348,781	407,260	310,398
Income tax expense	64,225	116,051	100,507
Net income	284,556	291,209	209,891
Net income attributable to noncontrolling interest	(3,153)	(157)	(455)
Net income attributable to Levi Strauss & Co.	$281,403	$291,052	$209,436

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Net income	$284,556	$291,209	$209,891
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	30,125	(22,925)	38,785
Net investment hedge (losses) gains	(59,945)	(829)	385
Foreign currency translation gains (losses)	40,256	(30,380)	(28,791)
Unrealized gains (losses) on marketable securities	3,379	143	(575)
Total other comprehensive income (loss), before related income taxes	13,815	(53,991)	9,804
Income tax benefit (expense) related to items of other comprehensive (loss) income	9,223	6,211	(13,602)
Comprehensive income, net of income taxes	307,594	243,429	206,093
Comprehensive income attributable to noncontrolling interest	(3,258)	(625)	(383)
Comprehensive income attributable to Levi Strauss & Co.	$304,336	$242,804	$205,710

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands)
Balance at November 30, 2014	$374	$—	$528,209	$(375,340)	$1,212	$154,455
Net income	—	—	209,436	—	455	209,891
Other comprehensive loss, net of tax	—	—	—	(3,726)	(72)	(3,798)
Stock-based compensation and dividends, net	1	16,674	(66)	—	—	16,609
Reclassification to temporary equity	—	(10,961)	19,842	—	—	8,881
Repurchase of common stock	—	(2,422)	(1,753)	—	—	(4,175)
Cash dividends paid	—	—	(50,000)	—	—	(50,000)
Balance at November 29, 2015	375	3,291	705,668	(379,066)	1,595	331,863
Net income	—	—	291,052	—	157	291,209
Other comprehensive (loss) income, net of tax	—	—	—	(48,248)	468	(47,780)
Stock-based compensation and dividends, net	—	9,649	(40)	—	—	9,609
Reclassification to temporary equity	—	(10,563)	—	—	—	(10,563)
Repurchase of common stock	—	(932)	(1,631)	—	—	(2,563)
Cash dividends paid	—	—	(60,000)	—	—	(60,000)
Balance at November 27, 2016	375	1,445	935,049	(427,314)	2,220	511,775
Net income	—	—	281,403	—	3,153	284,556
Other comprehensive income, net of tax	—	—	—	22,933	105	23,038
Stock-based compensation and dividends, net	2	25,878	(70)	—	—	25,810
Reclassification to temporary equity	—	(13,575)	(34,114)	—	—	(47,689)
Repurchase of common stock	(2)	(13,748)	(11,352)	—	—	(25,102)
Cash dividends paid	—	—	(70,000)	—	—	(70,000)
Balance at November 26, 2017	$375	$—	$1,100,916	$(404,381)	$5,478	$702,388

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$284,556	$291,209	$209,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,387	103,878	102,044
Unrealized foreign exchange (gains) losses	24,731	(5,853)	(371)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	5,773	(17,175)	(14,720)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement losses	30,125	14,991	16,983
Loss on extinguishment of debt, net of write-off of unamortized debt issuance costs	22,793	—	3,448
Stock-based compensation	25,809	9,333	15,137
Deferred income taxes	(486)	66,078	58,386
Other, net	8,005	2,813	1,575
Change in operating assets and liabilities:
Trade receivables	3,981	6,150	4,060
Inventories	(14,409)	(121,379)	28,566
Other current assets	1,828	(22,944)	(3,061)
Other non-current assets	(6,862)	(9,103)	(21,375)
Accounts payable and other accrued liabilities	35,714	43,040	(80,224)
Restructuring liabilities	(4,274)	(17,290)	(36,711)
Income tax liabilities	2,478	7,653	(9,680)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(9,408)	(49,880)	(44,714)
Other long-term liabilities	(1,800)	5,029	(10,902)
Net cash provided by operating activities	525,941	306,550	218,332
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(118,778)	(102,950)	(104,579)
Proceeds from sale of assets	160	17,427	9,026
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(5,773)	17,175	14,720
Net cash used for investing activities	(124,391)	(68,348)	(80,833)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	502,835	—	500,000
Repayments of long-term debt	(525,000)	(36,092)	(525,001)
Proceeds from senior revolving credit facility	—	180,000	345,000
Repayments of senior revolving credit facility	—	(279,000)	(346,000)
Proceeds from short-term credit facilities	35,333	29,154	23,936
Repayments of short-term credit facilities	(29,764)	(18,219)	(21,114)
Other short-term borrowings, net	(6,231)	13,475	(12,919)
Payment of debt extinguishment costs	(21,902)	—	—
Payment of debt issuance costs	(10,366)	—	(4,605)
Repurchase of common stock, including shares surrendered for tax withholdings on equity exercises	(25,102)	(2,563)	(4,175)
Dividend to stockholders	(70,000)	(60,000)	(50,000)
Other financing, net	(1,536)	(304)	(17)
Net cash used for financing activities	(151,733)	(173,549)	(94,895)
Effect of exchange rate changes on cash and cash equivalents	8,242	(7,661)	(22,288)
Net increase in cash and cash equivalents	258,059	56,992	20,316
Beginning cash and cash equivalents	375,563	318,571	298,255
Ending cash and cash equivalents	$633,622	$375,563	$318,571

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$22,664	$19,903	$23,958
Property, plant and equipment additions due to build-to-suit lease transactions	19,888	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$52,097	$67,052	$77,907
Cash paid for income taxes during the period, net of refunds	54,602	57,148	61,456

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated. The Company is privately held primarily by descendants of the family of its founder, Levi Strauss, and their relatives.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal 2017, 2016 and 2015 were 52-week years, ending on November 26, 2017, November 27, 2016 and November 29, 2015, respectively. Each quarter of fiscal years 2017, 2016 and 2015 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Out-of-period Adjustments
For the year ended November 26, 2017, the Company's results include an out-of-period adjustment, which increased selling, general and administrative expenses by approximately $8.3 million and decreased net income by $5.1 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest awards after retirement. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.
Reclassification
Certain amounts in Note 20 "Business Segment Information" have been conformed to the November 26, 2017 presentation. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas region segment and Corporate expenses, have now been allocated to our three regional business segments, and reported in their operating results. Business segment information for the prior-year periods has been revised to reflect this change in presentation.
Certain insignificant amounts on the consolidated statements of cash flows have been conformed to the November 26, 2017 presentation.
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
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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
Income Tax Assets and Liabilities
The future effective tax rate will ultimately depend on the mix of earnings between domestic and foreign operations, the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside of the United States, changes in tax laws and regulations and potential resolutions on tax examinations, refund claims and litigation. Remittances of foreign earnings to the United States are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, the Company estimates the amount that will be distributed to the United States and provides U.S. federal taxes on these amounts. Material changes in the Company's estimates as to how much of the Company's foreign earnings will be distributed to the United States or tax legislation that limits or restricts the amount of undistributed foreign earnings that the Company considers indefinitely reinvested outside the United States could materially impact the Company's income tax provision and effective tax rate. Significant judgment is required in determining the Company's worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for valuation allowances.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Costs relating to internal-use software development are capitalized when incurred during the application development phase. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Buildings and leasehold improvements includes build-to-suit assets related to the construction of a building or leasehold improvement (generally on property owned by the landlord) when the Company concludes it has substantially all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project. The related financing obligation is recorded in "other accrued liabilities". Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is depreciated over periods ranging from three to seven years.
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
Impairment
The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company qualitatively assesses goodwill and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal 2017, the Company performed this analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill or other non-amortized intangible asset for impairment.
If goodwill is not qualitatively assessed or if goodwill is qualitatively assessed and it is determined it is not more likely than not that the reporting unit's fair value is greater than its carrying amount, a two-step quantitative approach is utilized. In the first step, the Company compares the carrying value of the reporting unit or applicable asset to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value.
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
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of November 26, 2017 and November 27, 2016.
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
At the end of 2015, the Company elected to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense. Under the spot-rate approach, the interest cost is calculated by applying interest to the discounted cash flow expected at each payment date. The interest is determined using the same spot rate along the yield curve that was used to determine the present value of the associated payment. This approach was used to recognize the expense beginning 2016. Prior to 2016, all plans with a yield curve available for discount rate setting purposes used a single weighted-average rate.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Stock-Based Compensation
The Company has stock-based incentive plans which allow for the issuance of cash or equity-settled awards to certain employees and non-employee directors. The Company recognizes stock-based compensation expense for share-based awards that are classified as equity based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The cash-settled awards are classified as liabilities and stock-based compensation expense is measured using fair value at the end of each reporting period until settlement.
The Company's common stock is not listed on any established stock exchange. Accordingly, the stock's fair value on the grant date is based upon a valuation performed by an independent third-party, Evercore Group LLC ("Evercore") and approved by the Company's board of directors (the "Board"). For each reporting period, the stock's fair value is estimated based upon an internally derived valuation consistent with the Evercore valuation methodology. Determining the fair value of the Company's stock requires complex judgments. The valuation process includes comparison of the Company's historical and estimated future financial results with selected publicly-traded companies and application of a discount for the illiquidity of the stock to derive at the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value, redemption and intrinsic value of the awards.
For stock appreciation rights that are classified as equity, the Company uses the Black-Scholes valuation model to estimate the grant date fair value, unless the awards are subject to a market condition, in which case the Company uses a Monte Carlo simulation valuation model. The grant date fair value of equity-classified restricted stock units that are not subject to a market condition, is based on the fair value of the Company's common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. For restricted stock units that include a market condition, the Company uses a Monte Carlo simulation valuation model to estimate the grant date fair value. For share-based awards that are classified as liabilities, the fair value of the awards is estimated using the intrinsic value method, which is based on the Company's common stock fair value on each measurement date.
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
Derivative Financial Instruments and Hedging Activities
The Company recognizes all derivatives as assets and liabilities at their fair values, which are included in "Other current assets", "Other non-current assets", "Other accrued liabilities" or "Other long-term liabilities" on the Company's consolidated balance sheets. The Company uses derivatives to manage exposures that are sensitive to changes in market conditions, such as foreign currency risk. Additionally, some of the Company's contracts contain provisions that are accounted for as embedded derivative instruments. The Company does not designate its derivative instruments for hedge accounting; changes in the fair values of these instruments are recorded in "Other income (expense), net" in the Company's consolidated statements of income. The non-derivative instruments the Company designates and that qualify for hedge accounting treatment hedge the Company's

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other income (expense), net" in the Company's consolidated statements of income. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
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
Revenue Recognition
Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at the Company's company-operated and e-commerce stores and at the Company's company-operated shop-in-shops located within department stores. The Company recognizes revenue on sales of products when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. The revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of the Company's trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates set forth in the licensing agreements.
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
Net sales to the Company's ten largest customers totaled approximately 28%, 30% and 31% of net revenues for 2017, 2016 and 2015, respectively. No customer represented 10% or more of net revenues in any of these years.
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
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2017, 2016 and 2015, total advertising expense was $323.3 million, $284.0 million and $276.4 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $173.4 million, $168.3 million, and $159.7 million for 2017, 2016 and 2015, respectively.
Changes in Accounting Principle

•
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to early adopt all provisions of this new accounting standard in the first quarter of 2017 and will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. Subsequent to the adoption, exercises of stock awards during fiscal year 2017 resulted in a $6.0 million income tax benefit.

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 designates the appropriate cash flow classification for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. In certain circumstances, transactions may require bifurcation to appropriately allocate components among operating, investing and financing activities. The Company adopted this standard in the second quarter of 2017 and there was no material impact on its consolidated financial statements.

Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB Accounting Standards Updates ("ASU"), have been grouped by their required effective dates for the Company:
First Quarter of 2018

•
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which clarifies that, for inventories measured at the lower of cost and net realizable value, net realizable value should be determined based on the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company does not anticipate that the adoption of this new accounting standard will have a material impact on its consolidated financial statements.

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
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year. Additional ASUs have been issued that are part of the overall new revenue guidance including: ASU 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10: Identifying Performance Obligations and Licensing and ASU 2016-12: Narrow Scope Improvements and Practical Expedients. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its arrangements with customers, to determine the effect the guidance will have on its consolidated financial statements.

•
In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products which aligns recognition of prepaid stored-value product financial liabilities (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company does not anticipate that the adoption of this new accounting standard will have a material impact on its consolidated financial statements.

•
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recorded when the transfer occurs. Under this guidance, current income taxes and deferred income taxes will move when assets (such as intellectual property and property, plant and equipment) are transferred between consolidated subsidiaries. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

•
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company does not anticipate that the adoption of this new accounting standard will have a material impact on its consolidated financial statements.

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a twelve month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The Company is in the process of gathering information to evaluate real estate, personal property, and other arrangements that may meet the definition of a lease. Given the significant number of leases, the Company anticipates the new guidance will have a significant impact on the consolidated balance sheets.

•
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 refines and expands hedge accounting for both financial and

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

commodity risks. This ASU creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. The Company currently does not apply hedge accounting to its derivative transactions and does not anticipate that the adoption of this new accounting standard will have a material impact on its consolidated financial statements.

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

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment ("PP&E") were as follows:

	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Land	$8,239	$8,178
Buildings and leasehold improvements	422,168	379,217
Machinery and equipment	452,950	407,527
Capitalized internal-use software	450,558	418,493
Construction in progress	41,797	36,778
Subtotal	1,375,712	1,250,193
Accumulated depreciation	(951,249)	(856,588)
PP&E, net	$424,463	$393,605
Depreciation expense for the years ended November 26, 2017, November 27, 2016, and November 29, 2015, was $117.4 million, $103.7 million and $99.8 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 26, 2017 and November 27, 2016, were as follows:

	Americas	Europe	Asia	Total
	(Dollars in thousands)
Balance, November 29, 2015	$207,816	$26,024	$1,201	$235,041
Foreign currency fluctuation	(93)	(683)	15	(761)
Balance, November 27, 2016	207,723	25,341	1,216	234,280
Foreign currency fluctuation	42	2,983	22	3,047
Balance, November 26, 2017	$207,765	$28,324	$1,238	$237,327

Other intangible assets, net, were as follows:

	November 26, 2017			November 27, 2016
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	480	(330)	150	2,843	(2,640)	203
Total	$43,223	$(330)	$42,893	$45,586	$(2,640)	$42,946
For the years ended November 27, 2016 and November 29, 2015, amortization of these intangible assets was $0.2 million and $2.1 million, respectively. The amortization of these intangible assets in subsequent fiscal years is immaterial.
As of November 26, 2017, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 26, 2017			November 27, 2016
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$31,139	$31,139	$—	$27,131	$27,131	$—
Forward foreign exchange contracts, net(3)	6,296	—	6,296	23,267	—	23,267
Total	$37,435	$31,139	$6,296	$50,398	$27,131	$23,267
Financial liabilities carried at fair value
Forward foreign exchange contracts, net(3)	$23,799	$—	$23,799	$5,533	$—	$5,533
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 26, 2017		November 27, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
6.875% senior notes due 2022(1)(2)	$—	$—	$527,102	$550,700
5.00% senior notes due 2025(1)	485,419	507,185	483,735	480,121
3.375% senior notes due 2027(1)(2)	559,037	590,266	—	—
Short-term borrowings	38,727	38,727	39,009	39,009
Total	$1,083,183	$1,136,178	$1,049,846	$1,069,830
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

(2)
On February 28, 2017, the Company issued €475 million in aggregate principal amount of 3.375% senior notes due 2027. On March 3, 2017, the Company completed a cash tender offer for $370.3 million of the 6.875% senior notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017. See Note 6 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows and selected assets or liabilities without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company had designated a portion of its outstanding Euro-denominated senior notes as a net investment hedge to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 26, 2017, the Company had forward foreign exchange contracts to buy $769.1 million and to sell $213.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2019.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 26, 2017			November 27, 2016
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$3,403	$(253)	$3,150	$30,160	$(6,893)	$23,267
Forward foreign exchange contracts(2)	2,893	(23,546)	(20,653)	1,481	(7,014)	(5,533)
Total	$6,296	$(23,799)		$31,641	$(13,907)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(562,780)		$—	$—
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The Company's over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis and are presented accordingly. The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 26, 2017			November 27, 2016
	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amount of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amount of Assets / (Liabilities) Presented in the Balance Sheet

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$3,218	$(3,146)	$72	$29,240	$(8,374)	$20,866
Financial liabilities	(20,876)	3,146	(17,730)	(10,365)	8,374	(1,991)
Total			$(17,658)			$18,875
Embedded derivative contracts
Financial assets	$3,078	$—	$3,078	$2,401	$—	$2,401
Financial liabilities	(2,923)	—	(2,923)	(3,542)	—	(3,542)
Total			$155			$(1,141)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), Net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$2,627	$965
Euro-denominated senior notes	(75,697)	(15,751)	—	—	—
Cumulative income taxes	35,253	12,168
Total	$(55,618)	$(18,757)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company’s consolidated statements of income:

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(5,773)	$17,175	$14,720
Unrealized loss (1)	(35,394)	(1,315)	19,386
Total	$(41,167)	$15,860	$34,106
_____________

(1)	The unrealized loss in 2017 is primarily driven by losses on contracts to sell the Mexican Peso, the Euro and the British Pound, as a result of the USD weakening at year end.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 6: DEBT
The following table presents the Company's debt:

	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Long-term debt
6.875% senior notes due 2022	$—	$524,396
5.00% senior notes due 2025	483,683	481,860
3.375% senior notes due 2027	555,177	—
Total long-term debt	$1,038,860	$1,006,256
Short-term debt
Short-term borrowings	38,451	38,922
Total debt	$1,077,311	$1,045,178
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement for a senior secured revolving credit facility. The credit facility provides for an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of accounts receivable and inventory in the United States and Canada, as further described below.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans either in U.S. Dollars or Canadian Dollars. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Of the maximum availability of $850.0 million, the U.S. Levi’s® trademarks are deemed to add the lesser of (i) $350.0 million and (ii) 65% of the net orderly liquidation value of such trademarks to the borrowing base. Upon the maturity date of May 23, 2022, all of the obligations outstanding under the credit facility become due.
On May 23, 2017, the Company amended its senior secured revolving credit facility to extend the term through May 23, 2022 as noted above. The terms of the Second Amended and Restated Credit Agreement are similar to the terms under the previous version of the credit facility. The interest rate for borrowings under the credit facility was reduced from LIBOR plus 125 – 200 basis points to LIBOR plus 125 – 175 basis points, depending on borrowing base availability, and the rate for undrawn availability was reduced from 25 – 30 basis points to 20 basis points. All other terms of the original credit agreement, including, without limitation, guarantees and security, covenants, events of default, have not been materially changed as a result of the Second Amended and Restated Credit Agreement and remain in full force and effect. Costs of approximately $2.4 million associated with the amendment and restatement of the revolving credit facility, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the facility.
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $758.3 million at November 26, 2017, as the Company’s total availability of $803.6 million, based on the collateral levels discussed above, was reduced by $42.7 million of stand-by letters of credit and by $2.6 million of other credit usage allocated under the facility. The Company has stand-by letters of credit with various international banks serving as guarantees to cover U.S. workers' compensation claims and the working capital requirements for certain subsidiaries, primarily India.
Guarantees and security.  The Company's obligations under the Second Amended and Restated Credit Agreement are guaranteed by its domestic subsidiaries. The obligations under the Second Amended and Restated Credit Agreement are secured by specified domestic assets, including certain U.S. trademarks associated with the Levi's® brand and accounts receivable, goods and inventory in the United States. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the credit agreement are secured by Canadian accounts receivable, goods, inventory and other Canadian assets. The lien on the U.S. Levi's® trademarks

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

and related intellectual property may be released at the Company's discretion so long as it meets certain conditions; such release would reduce the borrowing base.
Covenants.  The Second Amended and Restated Credit Agreement contains customary covenants restricting the Company's activities as well as those of the Company's subsidiaries, including limitations on the ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on the Company's assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Second Amended and Restated Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0:1.0, which arises when availability falls below a specified threshold.
Events of default.  The Second Amended and Restated Credit Agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; pension plan terminations or specified underfunding; substantial stock ownership changes; and specified changes in the composition of the Board. The cross-default provisions in the Second Amended and Restated Credit Agreement apply if a default occurs on other indebtedness in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under the Second Amended and Restated Credit Agreement, the lenders may terminate their commitments, declare immediately payable all borrowings under the credit facility and foreclose on the collateral.
Redemption of Senior Notes due 2022
The Company issued $525.0 million in aggregate principal amount of 6.875% senior notes due 2022 (the "Senior Notes due 2022"). The Senior Notes due 2022 were tendered and redeemed in March 2017 as described in the "Issuance of Senior Notes due 2027" section below.
Senior Notes due 2025
Principal, interest, and maturity. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the "Senior Notes due 2025") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act of 1933, as amended (the "Securities Act"). The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2025 will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1.
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
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The indenture provides for customary events of default (subject in

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the indenture or holders of at least 25% in principal amount of the then outstanding Senior Notes due 2025 may declare all the Senior Notes due 2025 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.
Issuance of Senior Notes due 2027
Principal, interest and maturity. On February 28, 2017, the Company issued €475 million in aggregate principal amount of 3.375% senior notes due 2027 (the "Senior Notes due 2027") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act. The notes are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The Senior Notes due 2027 will mature on March 15, 2027.
Interest on the notes is payable semi-annually in arrears on March 15 and September 15. At any time prior to March 15, 2020, the Company may redeem up to a maximum of 40% of the aggregate principal amount of the Senior Notes due 2027 with the proceeds of certain equity offerings at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the Company may redeem some or all of the Senior Notes due 2027 prior to March 15, 2022, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. Costs of approximately $8.0 million associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Principal Payments on Debt
The table below sets forth, as of November 26, 2017, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount):

(Dollars in thousands)
2018	$38,451
2019	—
2020	—
2021	—
2022	—
Thereafter	1,051,862
Total future debt principal payments	$1,090,313
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2017, 2016 and 2015 was 5.60%, 6.37% and 6.72%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 15. As of November 26, 2017, and at the time the dividends were paid, the Company met the requirements of its debt instruments.
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
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict (in each case subject to certain exceptions) the Company or any restricted subsidiary from entering into any arrangements that would restrict the payment of dividends or of any obligation owed by the restricted subsidiary to the Company or any other restricted subsidiary, the making of any loans or advances to the Company or any other restricted subsidiary, or transferring any of its property to the Company or any other restricted subsidiary.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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
Covenants.  The Company's long-term debt agreements and the Second Amended and Restated Credit Agreement contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its and its subsidiaries' ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information, see Note 6. As of November 26, 2017, the Company was in compliance with all of these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,191,934	$1,194,365	$112,451	$117,740
Service cost	9,975	8,234	172	200
Interest cost	36,853	37,819	3,148	3,223
Plan participants' contribution	570	484	4,376	4,172
Actuarial loss (gain)(1)	59,121	33,948	(5,516)	5,556
Net curtailment loss	132	119	—	—
Impact of foreign currency changes	15,545	(15,435)	—	—
Plan settlements	(410)	(417)	—	—
Net benefits paid	(69,868)	(67,183)	(15,956)	(18,440)
Benefit obligation at end of year	$1,243,852	$1,191,934	$98,675	$112,451

Change in plan assets:
Fair value of plan assets at beginning of year	837,322	838,551	—	—
Actual return on plan assets(2)	117,188	49,986	—	—
Employer contribution	52,386	31,147	11,580	14,268
Plan participants' contributions	570	484	4,376	4,172
Plan settlements	(410)	(417)	—	—
Impact of foreign currency changes	11,518	(15,246)	—	—
Net benefits paid	(69,868)	(67,183)	(15,956)	(18,440)
Fair value of plan assets at end of year	948,706	837,322	—	—
Unfunded status at end of year	$(295,146)	$(354,612)	$(98,675)	$(112,451)
_____________

(1)
2017 and 2016 actuarial losses in the Company's pension benefit plans resulted from changes in discount rate assumptions. Changes in financial markets during 2017 and 2016, including a decrease in corporate bond yield indices, resulted in an increase in benefit obligations.

(2)	The increase in return on plan assets in 2017 was primarily due to better-than-expected asset performance of U.S. and international equity securities.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Amounts recognized in the Company's consolidated balance sheets as of November 26, 2017 and November 27, 2016, consist of the following:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in thousands)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost	$24,644	$5,555	$—	$—
Accrued benefit liability – current portion	(9,316)	(9,142)	(9,427)	(11,485)
Accrued benefit liability – long-term portion	(310,474)	(351,025)	(89,248)	(100,966)
	$(295,146)	$(354,612)	$(98,675)	$(112,451)

Accumulated other comprehensive loss:
Net actuarial loss	$(362,602)	$(385,942)	$(21,878)	$(28,665)
Net prior service benefit	419	420	—	—
	$(362,183)	$(385,522)	$(21,878)	$(28,665)
The accumulated benefit obligation for all defined benefit plans was $1.2 billion at both November 26, 2017 and November 27, 2016. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2017	2016
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,091,856	$1,079,316
Aggregate fair value of plan assets	775,859	725,830

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,131,873	$1,086,842
Aggregate fair value of plan assets	812,082	726,675

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$9,975	$8,234	$8,352	$172	$200	$251
Interest cost(1)	36,853	37,819	47,179	3,148	3,223	4,588
Expected return on plan assets	(48,581)	(48,422)	(50,825)		—	—
Amortization of prior service benefit	(62)	(61)	(61)	—	—	—
Amortization of actuarial loss	13,489	12,036	12,578	1,271	2,967	4,511
Curtailment (gain) loss	106	(140)	656	—	—	—
Special termination benefit	—	—	—		—	—
Net settlement loss (gain)	126	49	(45)		—	—
Net periodic benefit cost	11,906	9,515	17,834	4,591	6,390	9,350
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)	(9,785)	32,187	(15,228)	(5,516)	5,556	(5,918)
Amortization of prior service benefit	62	61	61	—	—	—
Amortization of actuarial loss	(13,489)	(12,036)	(12,578)	(1,271)	(2,967)	(4,511)
Curtailment gain (loss)	—	173	(656)	—	—	—
Net settlement (loss) gain	(126)	(49)	45	—	—	—
Total recognized in accumulated other comprehensive loss	(23,338)	20,336	(28,356)	(6,787)	2,589	(10,429)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(11,432)	$29,851	$(10,522)	$(2,196)	$8,979	$(1,079)
_____________

(1)
The decrease in interest cost in 2017 and 2016 compared to 2015 is primarily due to the election made at the end of 2015 to adopt the spot-rate approach to determine the interest cost component of pension and postretirement expense.

The amounts that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2018 for the Company's defined benefit pension and postretirement benefit plans are expected to be $12.5 million and $0.9 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.8%	4.0%	3.8%	3.7%	3.8%	3.6%
Expected long-term rate of return on plan assets	5.8%	5.9%	5.9%
Rate of compensation increase	3.4%	3.4%	3.4%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.4%	3.8%	4.0%	3.4%	3.7%	3.8%
Rate of compensation increase	3.4%	3.4%	3.4%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				6.3%	6.4%	6.4%
Rate trend to which the cost trend is assumed to decline				4.4%	4.4%	4.4%
Year that rate reaches the ultimate trend rate				2037	2038	2038
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
 The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective of generating long-term growth in plan assets at a reasonable level of risk. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 50% for equity securities and real estate with an allowable deviation of plus or minus 8% and 50% for fixed income securities with an allowable deviation of plus or minus 8%.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 26, 2017
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$1,164	$1,164	$—	$—
Equity securities(1)
U.S. large cap	209,568	—	209,568	—
U.S. small cap	42,874	—	42,874	—
International	141,924	—	141,924	—
Fixed income securities(2)	463,617	—	463,617	—
Other alternative investments
Real estate(3)	69,546	—	69,546	—
Private equity(4)	764	—	—	764
Hedge fund(5)	14,934	—	14,934	—
Other(6)	4,315	—	4,315	—
Total investments at fair value	$948,706	$1,164	$946,778	$764

	Year Ended November 27, 2016
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$2,676	$2,676	$—	$—
Equity securities(1)
U.S. large cap	190,811	—	190,811	—
U.S. small cap	37,434	—	37,434	—
International	144,241	—	144,241	—
Fixed income securities(2)	395,995	—	395,995	—
Other alternative investments
Real estate(3)	53,783	—	53,783	—
Private equity(4)	1,344	—	—	1,344
Hedge fund(5)	7,337	—	7,337	—
Other(6)	3,701	—	3,701	—
Total investments at fair value	$837,322	$2,676	$833,302	$1,344
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The fair value of plan assets are composed of U.S. plan assets of $775.9 million and non-U.S. plan assets of $172.8 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2018	$68,564	$11,565	$80,129
2019	66,263	11,037	77,300
2020	66,986	10,645	77,631
2021	67,966	10,187	78,153
2022	70,559	9,617	80,176
2023-2027	353,302	38,696	391,998
At November 26, 2017, the Company's contributions to its pension plans in 2018 were estimated to be approximately $94.7 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible home office employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 26, 2017, November 27, 2016 and November 29, 2015, were $13.4 million, $12.0 million and $11.5 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 26, 2017, November 27, 2016, and November 29, 2015 were $88.0 million, $68.3 million and $65.7 million, respectively. Total amounts accrued for this plan as of November 26, 2017, and November 27, 2016 were $85.4 million and $68.5 million, respectively. The increase in the amounts charged to expense and liability balance in comparison to prior year reflects improved achievement against the internal targets.
Long-Term Incentive Plans
2016 Equity Incentive Plan ("EIP"). In July 2006, the Board adopted, and the stockholders approved, the EIP. The EIP was subsequently amended in 2011 and 2014 and then amended and restated by the Board of Directors and approved by the stockholders in April 2016. For more information on this plan, see Note 11.
Cash Long-Term Incentive Plan ("LTIP").  The Company established a long-term cash incentive plan effective at the beginning of 2005. In 2017, this program was replaced by cash-settled phantom restricted stock units. Refer to Note 11 for more information. Executive officers are not participants in this plan. Performance will be measured at the end of a three-year period based on the Company's performance against the following pre-established targets: (i) the target compound annual growth rate in the Company's net revenues over the three-year period; (ii) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes and total shareholder return over the three-year period relative to an expanded peer group. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against the pre-established targets.
The Company recorded expense for the LTIP of $4.5 million, $4.9 million and $4.3 million for the years ended November 26, 2017, November 27, 2016 and November 29, 2015, respectively. As of November 26, 2017 and November 27, 2016, the Company had accrued a total of $10.6 million and $10.2 million, respectively, for the LTIP.
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $57.1 million, $20.3 million and $25.6 million, and related income tax benefits of $22.0 million, $7.8 million and $9.8 million, respectively, for the years ended November 26, 2017, November 27, 2016 and November 29, 2015, respectively. As of November 26, 2017, there was $48.1 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 1.76 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
For the year ended November 26, 2017, the Company's results include an out-of-period adjustment, which increased selling, general and administrative expenses by approximately $8.3 million and decreased net income by $5.1 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest awards after retirement.
2016 Equity Incentive Plan
Under the Company's EIP, a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and cash or equity settled awards may be granted. The aggregate number of shares of common stock authorized for issuance under the EIP is 8,000,000 shares. At November 26, 2017, the number of shares available for issuance is 3,253,994 shares.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Under the EIP, stock awards have a maximum contractual term of seven years and generally must have an exercise price at least equal to the fair market value of the Company's common stock on the grant date. Awards generally vest according to terms determined at the time of grant, or as otherwise determined by the Board in its discretion.
Upon the exercise of a stock-settled SAR, the participant will receive shares of common stock. The number of shares of common stock issued per SAR unit exercised is equal to (i) the excess of the per-share fair market value of the Company's common stock on the date of exercise over the exercise price of the SAR, divided by (ii) the per-share fair market value of the Company's common stock on the date of exercise.
Effective 2017, stock-settled RSUs which include service or performance conditions were issued to certain employees. Each recipient's vested RSUs are converted to a share of common stock within 30 days of vesting. These RSUs do not have "dividend equivalent rights".
Non-employee members of the Board of Directors receive RSUs annually. Each recipient's vested RSUs are converted to a share of common stock six months after their discontinuation of service with the Company. The RSUs additionally have "dividend equivalent rights" of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
Shares of common stock will be issued from the Company's authorized but unissued shares and are subject to the Stockholders Agreement that governs all shares.
Shares of common stock issued under the EIP contain certain repurchase rights, which may be exercised only with respect to shares of the Company's common stock that have been held by a participant for at least six months following their issuance date. The holder is exposed to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards. Stock-based awards settled in cash are classified as liability awards and based on expected vesting, included as a components of "Accrued salaries, wages and employee benefits" or "Other long-term liabilities" on the accompanying consolidated balance sheets.
Temporary equity. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the balance sheet outside of permanent equity. Accordingly, "temporary equity" on the accompanying consolidated balance sheets includes the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the common stock issued pursuant to the EIP. The increase in temporary equity from the year ended November 27, 2016 to November 26, 2017 was primarily due to an appreciation in the fair value of the Company's common stock price and additional compensation cost recognition for awards.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. SARs with service conditions ("Service SARs") vest from three-and-a-half to four years, and have maximum contractual lives of seven years. SARs with performance conditions ("Performance SARs") vest at varying unit amounts, up to 150% of those awarded, based on the attainment of certain three-year cumulative performance goals and have maximum contractual lives of seven years. The Company did not grant Performance SARs in 2017. SARs activity during the year ended November 26, 2017 was as follows:

	Service SARs				Performance-based SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(Units and dollars in thousands)
Outstanding at November 27, 2016	3,102	$49.35	3.9		1,202	$60.68	5.0
Granted	234	69.00			—	—
Exercised	(806)	38.80			(56)	58.75
Forfeited	—	—			—	—
Expired	—	—			—	—
Canceled, performance condition not met	—	—			(67)	64.76
Outstanding at November 26, 2017	2,530	$54.52	3.5		1,079	$60.52	4.1
Vested and expected to vest at November 26, 2017	2,502	$54.38	3.5	$75,358	1,082	$60.80	4.0	$25,632
Exercisable at November 26, 2017	1,788	$49.47	2.8	$62,634	408	$49.67	2.6	$14,195

The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Aggregate intrinsic value of Service SARs exercised during the year	$25,572	$1,443	$4,686
Aggregate intrinsic value of Performance SARs exercised during the year	$883	$986	$—
Unrecognized future compensation costs as of November 26, 2017 of $5.9 million for Service SARs and $1.8 million for Performance SARs are expected to be recognized over weighted-average periods of 2.13 years and 1.08 years, respectively. The Company believes it is probable that the performance-based SARs will vest.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model, unless the awards were subject to market conditions, in which case the Company utilized the Monte Carlo simulation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted			Performance SARs Granted
	2017	2016	2015	2016	2015
Weighted-average grant date fair value	$16.13	$15.74	$18.24	$15.94	$18.73

Weighted-average assumptions:
Expected life (in years)	4.9	4.8	4.7	5.0	5.0
Expected volatility	32.5%	36.4%	31.8%	36.3%	31.8%
Risk-free interest rate	1.9%	1.1%	1.2%	1.1%	1.3%
Expected dividend	2.7%	2.5%	1.6%	2.5%	1.6%
The weighted-average grant date fair value of SARs subject to market conditions was estimated using a Monte Carlo simulation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

	Performance SARs Granted
	2016	2015
Weighted-average grant date fair value	$20.56	$21.41

Weighted-average assumptions:
Expected life (in years)	4.8	4.8
Expected volatility	36.5%	30.1%
Risk-free interest rate	1.5%	1.6%
Expected dividend	2.6%	1.8%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Service and Performance RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives. RSUs with service conditions ("Service RSUs) vest in three years. RSUs with performance conditions ("Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals. Service and Performance RSU activity during the year ended November 26, 2017 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Life (Years)
(Units in thousands)
Outstanding at November 27, 2016	—	$—		—	$—
Granted	55	69.00		109	69.00
Vested	—	—		—	—
Forfeited	—	—		—	—
Expired	—	—		—	—
Outstanding at November 26, 2017	55	$69.00	2.4	109	$69.00	2.4
Unrecognized future compensation cost as of November 26, 2017 of $1.3 million for Service RSUs and $2.9 million for Performance RSUs are expected to be recognized over a weighted-average period of 1.55 years and 1.55 years, respectively.
The Company estimated the grant date fair value of Service and Performance RSUs using the Evercore stock valuation, unless the awards were subject to market conditions, in which case the Company utilized the Monte Carlo simulation model. The weighted-average grant date fair value for both Service RSUs and Performance RSUs granted without a market condition during 2017 was $64.86. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation model were as follows:

Performance RSU Granted
2017
Weighted-average grant date fair value	$82.33

Weighted-average assumptions:
Expected life (in years)	3.0
Expected volatility	33.5%
Risk-free interest rate	1.4%
Expected dividend	2.7%
RSUs to the Board of Directors. The Company grants RSUs to certain members of its Board ("Board RSUs"). The total fair value of Board RSUs granted to during the year ended November 26, 2017 of $1.6 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest as of November 26, 2017 was $6.5 million.
Board RSUs vest in a series of three equal installments at thirteen months, twenty-four months and thirty-six months following the date of grant. However, if the recipient's continuous service terminates for a reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Liability Awards
The Company grants cash settled phantom restricted stock units, which include service or performance conditions, to select levels of the Company’s management. Upon vesting of a phantom restricted stock unit, the participant will receive a cash payout in an amount equal to the vested units multiplied by the fair value of the Company’s common stock at the end of the service or performance period.
Phantom restricted stock units with service conditions ("Phantom Service RSUs") granted during 2017 vest in three years. For Phantom Service RSUs prior to 2017, the actual number of Phantom Service RSUs to vest is subject to a minimum and maximum, based on the fair value of the common stock at the end of the three-year performance period. Phantom restricted stock units with performance conditions ("Phantom Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on attainment of certain three-year cumulative performance goals.
Liability award activity during the year ended November 26, 2017 was as follows:

	Phantom Service RSUs			Phantom Performance RSUs
	Units	Weighted-Average Fair Value	Weighted-Average Fair Value At Period End	Units	Weighted-Average Fair Value	Weighted-Average Fair Value At Period End

Outstanding at November 27, 2016	639	$65.92	$67.00	—	$—	$—
Granted	407	69.75		113	69.28
Vested	(134)	64.53		—	—
Performance adjustment	74	67.34		—	—
Forfeited	(111)	67.09		(9)	69.00
Outstanding at November 26, 2017	875	$67.88	$84.50	104	$69.30	$84.50
Expected to vest at November 26, 2017	785	$67.94	$84.50	88	$69.28	$84.50
The total fair value of Phantom Service RSU awards vested during 2017 and 2016 was $9.2 million and $15.8 million. The weighted-average fair value of Phantom Service RSUs at the grant date was estimated based on the fair value of the Company's common stock. The Company accrued for $41.0 million of Phantom Service RSUs and Phantom Performance RSUs as of November 26, 2017.
Unrecognized future compensation cost as of November 26, 2017 of $31.0 million for Phantom Service RSUs and $5.4 million for Phantom Performance RSUs are expected to be recognized over a weighted-average period of 1.71 years and 2.03 years, respectively. The Company believes it is probable that the liability awards will vest.
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003. The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 26, 2017 and November 27, 2016, these plan liabilities totaled $29.4 million and $23.6 million. The Company held funds of approximately $31.1 million and $27.1 million in an irrevocable grantor's rabbi trust as of November 26, 2017 and November 27, 2016, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Deferred compensation plan for executives, prior to January 1, 2003. The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 26, 2017 and November 27, 2016, liabilities for this plan totaled $31.8 million and $32.2 million, respectively.
Interest earned by the participants in deferred compensation plans was $8.1 million, $2.5 million and $1.9 million for the years ended November 26, 2017, November 27, 2016 and November 29, 2015, respectively. The charges were included in "interest expense" in the Company's consolidated statements of income.
NOTE 13: RESTRUCTURING
In 2016, the Company completed a global productivity initiative designed to streamline operations and fuel long-term profitable growth. The Company does not anticipate any significant additional costs associated with the global productivity initiative.
For the years ended November 27, 2016 and November 29, 2015, the Company recognized net restructuring charges of $0.3 million and $14.1 million, respectively, and related charges of $7.2 million and $30.7 million, respectively. The net restructuring charges were recorded in "Restructuring, net" in the Company's consolidated statements of income. The related charges, which consist primarily of consulting fees for the Company's centrally-led cost-savings, productivity projects and transition-related projects, represented costs incurred associated with ongoing operations and thus were recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company is obligated under operating leases for manufacturing, finishing and distribution facilities, office space, retail stores and equipment. At November 26, 2017, obligations for future minimum payments under operating leases were as follows:

(Dollars in thousands)
2018	$185,160
2019	146,726
2020	122,634
2021	98,537
2022	78,540
Thereafter	220,460
Total future minimum lease payments	$852,057
In general, leases relating to real estate may include renewal options of various length. The San Francisco headquarters office lease contains multiple renewal options of up to 57 years. Rental expense for the years ended November 26, 2017, November 27, 2016 and November 29, 2015 was $220.2 million, $204.6 million and $192.5 million, respectively.
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
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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
NOTE 15: DIVIDEND
The Company paid cash dividends totaling $70 million on our common stock in two $35 million installments in the second and fourth quarters of 2017, and cash dividends of $60 million and $50 million in the second quarter of 2016 and 2015, respectively. Subsequent to the Company's year end, the Company's Board of Directors declared a cash dividend of $90 million, payable in two $45 million installments. The Company expects to pay the first installment in the first quarter of 2018 and the second installment in the fourth quarter of 2018.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Foreign Currency Translation	Totals
	(Dollars in thousands)
Accumulated other comprehensive (loss) income at November 30, 2014	$(261,454)	$(21,721)	$(94,399)	$2,234	$(375,340)	$9,037	$(366,303)
Gross changes	38,785	385	(28,719)	(575)	9,876	(72)	9,804
Tax	(13,671)	3,089	(3,241)	221	(13,602)	—	(13,602)
Other comprehensive income (loss), net of tax	25,114	3,474	(31,960)	(354)	(3,726)	(72)	(3,798)
Accumulated other comprehensive (loss) income at November 29, 2015	(236,340)	(18,247)	(126,359)	1,880	(379,066)	8,965	(370,101)
Gross changes	(22,925)	(829)	(30,848)	143	(54,459)	468	(53,991)
Tax	7,238	319	(1,291)	(55)	6,211	—	6,211
Other comprehensive (loss) income, net of tax	(15,687)	(510)	(32,139)	88	(48,248)	468	(47,780)
Accumulated other comprehensive (loss) income at November 27, 2016	(252,027)	(18,757)	(158,498)	1,968	(427,314)	9,433	(417,881)
Gross changes	30,125	(59,945)	40,151	3,379	13,710	105	13,815
Tax	(10,279)	23,084	(2,283)	(1,299)	9,223	—	9,223
Other comprehensive (loss) income, net of tax	19,846	(36,861)	37,868	2,080	22,933	105	23,038
Accumulated other comprehensive (loss) income at November 26, 2017	$(232,181)	$(55,618)	$(120,630)	$4,048	$(404,381)	$9,538	$(394,843)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 17: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$(41,167)	$15,860	$34,106
Foreign currency transaction (losses) gains(2)	7,853	(7,166)	(64,161)
Interest income	3,380	1,376	1,253
Investment income	629	976	697
Other(3)	2,313	7,177	2,672
Total other income (expense), net	$(26,992)	$18,223	$(25,433)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, the Euro and the British Pound. Gains in 2016 and 2015 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar. Losses in 2016 and 2015 were primarily due to the weakening of various currencies against the U.S. Dollar.

(3)	Income in 2016 principally relates to business insurance recoveries.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 18: INCOME TAXES
The Company's income tax expense was $64.2 million, $116.1 million and $100.5 million and the Company's effective income tax rate was 18.4%, 28.5% and 32.4% for the years ended November 26, 2017, November 27, 2016 and November 29, 2015, respectively.
Subsequent to November 26, 2017, the Tax Cuts and Jobs Act was enacted, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings. See Note 22 for more information.
The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to additional net foreign tax credits from repatriations from foreign operations as compared to 2016 and release of valuation allowances on deferred tax assets of foreign subsidiaries, primarily Japan. The decrease in effective income tax rate in 2016 as compared to 2015 is primarily due to a favorable impact of foreign operations as compared to 2015.
The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes as follows:

	Year Ended
	November 26, 2017		November 27, 2016		November 29, 2015
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$122,073	35.0%	$142,541	35.0%	$108,639	35.0%
State income taxes, net of U.S. federal impact	7,598	2.2%	6,943	1.7%	8,938	2.9%
Change in valuation allowance	(9,624)	(2.8)%	—	—	—	—
Impact of foreign operations	(50,650)	(14.5)%	(28,727)	(7.1)%	(7,286)	(2.3)%
Reassessment of tax liabilities	(5,553)	(1.6)%	(2,387)	(0.6)%	(7,577)	(2.4)%
Deduction related to subsidiaries	—	—	(6,788)	(1.7)%	(8,060)	(2.6)%
Other, including non-deductible expenses	381	0.1%	4,469	1.2%	5,853	1.8%
Total	$64,225	18.4%	$116,051	28.5%	$100,507	32.4%
Impact of foreign operations. The tax rate benefit is due to $32.0 million impact resulting from favorable mix of earnings in jurisdictions with lower effective tax rates and $18.6 million from repatriation of foreign earnings in 2017. The tax rate benefit in 2016 is primarily due to favorable mix of earnings in jurisdictions with lower effective tax rates and a lower amount of foreign losses with no tax benefit in 2016 as compared to 2015.
Release of Valuation Allowance. The $9.6 million tax benefit in 2017 is primarily due to the release of valuation allowances on deferred tax assets of certain foreign subsidiaries, primarily in Japan where management concluded that it is more likely than not that such assets will be realized.
Reassessment of tax liabilities. The $5.6 million tax benefit is primarily attributable to the remeasurement of a tax position and the lapse of statutes of limitations in various jurisdictions in 2017. The $2.4 million tax benefit is primarily attributable to the lapse of statutes of limitations in various jurisdictions in 2016.
Deduction related to subsidiaries. In 2016, the $6.8 million benefit is primarily related to a discrete tax benefit attributable to deductions for worthless debts in a consolidated subsidiary.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Domestic	$67,407	$189,478	$194,540
Foreign	281,374	217,782	115,858
Total income before income taxes	$348,781	$407,260	$310,398
Income tax expense consisted of the following:

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
U.S. Federal
Current	$7,936	$7,122	$3,299
Deferred	1,240	66,840	56,155
	$9,176	$73,962	$59,454
U.S. State
Current	$3,441	$2,097	$1,334
Deferred	4,157	4,846	7,604
	$7,598	$6,943	$8,938
Foreign
Current	$53,334	$40,754	$37,488
Deferred	(5,883)	(5,608)	(5,373)
	$47,451	$35,146	$32,115
Consolidated
Current	$64,711	$49,973	$42,121
Deferred	(486)	66,078	58,386
Total income tax expense	$64,225	$116,051	$100,507

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$123,593	$92,845
State net operating loss carryforwards	8,302	8,721
Foreign net operating loss carryforwards	59,157	85,095
Employee compensation and benefit plans	214,798	247,235
Advance royalties	46,757	58,633
Accrued liabilities	29,169	28,680
Sales returns and allowances	39,030	29,338
Inventory	19,553	14,272
Property, plant and equipment	8,826	6,971
Unrealized foreign exchange gains or losses	23,058	—
Other	1,069	14,472
Total gross deferred tax assets	573,312	586,262
Less: Valuation allowance	(38,692)	(68,212)
Deferred tax assets, net of valuation allowance	534,620	518,050
Total net deferred tax assets	$534,620	$518,050
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 26, 2017, are subject to expiration through 2023 if not utilized.
Foreign net operating loss carryforwards. As of November 26, 2017, the Company had a deferred tax asset of $59.2 million for foreign net operating loss carryforwards of $213.7 million. Approximately $111.9 million of these operating losses are subject to expiration through 2026. The remaining $101.8 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 26, 2017:

	Valuation Allowance at November 27, 2016	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 26, 2017
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$1,720	$(200)	$—	$1,520
Foreign net operating loss carryforwards and other foreign deferred tax assets	66,492	(10,019)	(19,301)	37,172
	$68,212	$(10,219)	$(19,301)	$38,692
At November 26, 2017, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, which reduced such assets to the amount that will more likely than not be realized. The $19.3 million release during 2017 was attributable to the release of valuation allowances on deferred tax assets, primarily in Japan and Sweden.
Unremitted earnings of certain foreign subsidiaries. For the year ended November 26, 2017, management asserted indefinite reinvestment on $264 million of undistributed foreign earnings, as management determined that this amount is required to meet ongoing working capital needs in certain foreign subsidiaries; no U.S. income taxes have been provided for such earnings. This is an increase versus the prior year which reflects management's broader approach considering the realignment of the foreign

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

subsidiary ownership structure. If the Company were to repatriate such foreign earnings to the United States, the deferred tax liability associated with such earnings would have been approximately $70 million.
Uncertain Income Tax Positions
As of November 26, 2017, the Company’s total gross amount of unrecognized tax benefits was $33.8 million, of which $28.1 million could impact the effective tax rate, if recognized, as compared to November 27, 2016, when the Company’s total gross amount of unrecognized tax benefits was $29.1 million, of which $21.7 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 26, 2017 and November 27, 2016:

	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Unrecognized tax benefits beginning balance	$29,053	$32,704
Increases related to current year tax positions	4,779	1,970
Increases related to tax positions from prior years	5,625	45
Decreases related to tax positions from prior years	(4,050)	(584)
Settlement with tax authorities	—	—
Lapses of statutes of limitation	(1,956)	(4,266)
Other, including foreign currency translation	335	(816)
Unrecognized tax benefits ending balance	$33,786	$29,053
The Company believes that it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $2.4 million due to the lapse of statutes of limitations.
As of November 26, 2017, and November 27, 2016, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $2.5 million and $4.1 million, respectively.
The Company files income tax returns in the United States and in various foreign (including Belgium, Hong Kong and Mexico), state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2008.
NOTE 19: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Elizabeth O'Neill, Senior Vice President and Chief Supply Chain Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2017, 2016, and 2015, the Company donated $7.3 million, $6.9 million, and $7.0 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

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
Effective as of the beginning of 2017, certain of the Company's global expenses that support all regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in the Americas region segment and Corporate expenses, are now allocated to the three regional business segments, and reported in operating results. Business segment information for the prior-year periods have been revised to reflect the change in presentation.
Business segment information for the Company is as follows:

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Net revenues:
Americas	$2,774,050	$2,683,008	$2,726,461
Europe	1,312,276	1,091,362	1,016,418
Asia	817,704	778,369	751,614
Total net revenues	$4,904,030	$4,552,739	$4,494,493
Operating income:
Americas (1)	$529,310	$507,802	$551,022
Europe (2)	198,662	154,829	144,432
Asia	78,257	80,862	99,497
Regional operating income	806,229	743,493	794,951
Corporate:
Restructuring, net	—	313	14,071
Restructuring-related charges	—	7,195	30,736
Other corporate staff costs and expenses (3)	339,060	273,778	319,097
Corporate expenses	339,060	281,286	363,904
Total operating income	467,169	462,207	431,047
Interest expense	(68,603)	(73,170)	(81,214)
Loss on early extinguishment of debt	(22,793)	—	(14,002)
Other income (expense), net	(26,992)	18,223	(25,433)
Income before income taxes	$348,781	$407,260	$310,398
_____________

(1)
Included in Americas' operating income for the year ended November 27, 2016 is the recognition of approximately $7.0 million benefit from resolution of a vendor dispute and related reversal of liabilities recorded in a prior period.

(2)
Included in Europe's operating income for the year ended November 27, 2016 is a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016. Included in Europe's operating income for the year ended November 29, 2015 is a gain of $7.5 million related to the sale of the Company's finishing and distribution facility in Turkey in the second quarter of 2015.

(3)
Included in Corporate expenses for the year ended November 26, 2017 is the recognition of approximately $8.3 million of stock-based compensation expense related to prior periods, for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$37,802	$30,322	$27,558
Europe	17,479	12,574	14,985
Asia	9,836	8,210	7,455
Corporate	52,270	52,772	52,046
Total depreciation and amortization expense	$117,387	$103,878	$102,044

	November 26, 2017
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$322,712	$99,807	$52,029	$10,937	$485,485
Inventories	402,151	162,391	118,852	76,002	759,396
All other assets	—	—	—	2,109,811	2,109,811
Total assets					$3,354,692

	November 27, 2016
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$326,211	$94,106	$46,510	$12,191	$479,018
Inventories	391,713	125,029	121,544	77,895	716,181
All other assets	—	—	—	1,791,897	1,791,897
Total assets					$2,987,096

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

Geographic information for the Company was as follows:

	Year Ended
	November 26, 2017	November 27, 2016	November 29, 2015
	(Dollars in thousands)
Net revenues:
United States	$2,347,860	$2,302,668	$2,380,820
Foreign countries	2,556,170	2,250,071	2,113,673
Total net revenues	$4,904,030	$4,552,739	$4,494,493

Net deferred tax assets:
United States	$450,270	$444,295	$506,675
Foreign countries	87,653	78,806	73,965
Total net deferred tax assets	$537,923	$523,101	$580,640

Long-lived assets:
United States	$312,656	$311,358	$322,758
Foreign countries	141,660	108,332	89,062
Total long-lived assets	$454,316	$419,690	$411,820

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2017 and 2016.

Year Ended November 26, 2017	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,101,991	$1,067,855	$1,268,391	$1,465,793
Cost of goods sold	537,438	509,463	611,762	682,638
Gross profit	564,553	558,392	656,629	783,155
Selling, general and administrative expenses	456,213	495,741	510,309	633,297
Operating income	108,340	62,651	146,320	149,858
Interest expense	(19,934)	(17,895)	(14,476)	(16,298)
Loss on early extinguishment of debt	—	(22,793)	—	—
Other income (expense), net	408	(18,087)	(14,734)	5,421
Income before income taxes	88,814	3,876	117,110	138,981
Income tax expense (benefit)	28,693	(13,847)	27,631	21,748
Net income	60,121	17,723	89,479	117,233
Net loss (income) attributable to noncontrolling interest	22	(207)	(1,487)	(1,481)
Net income attributable to Levi Strauss & Co.	$60,143	$17,516	$87,992	$115,752
_____________

(1)
The third quarter of 2017 includes an out-of-period adjustment which increased selling, general and administrative expenses by approximately $9.5 million and decreased net income by approximately $5.8 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest awards after retirement.

Year Ended November 27, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,056,500	$1,011,587	$1,185,111	$1,299,541
Cost of goods sold	496,902	494,389	592,305	640,131
Gross profit	559,598	517,198	592,806	659,410
Selling, general and administrative expenses	441,163	459,351	448,525	517,454
Restructuring, net	1,848	(191)	(627)	(718)
Operating income	116,587	58,038	144,908	142,674
Interest expense	(14,902)	(20,411)	(19,170)	(18,687)
Other (expense) income, net	(2,219)	4,295	4,679	11,468
Income before income taxes	99,466	41,922	130,417	135,455
Income tax expense	33,175	10,862	32,713	39,301
Net income	66,291	31,060	97,704	96,154
Net loss (income) attributable to noncontrolling interest	(455)	(335)	614	19
Net income attributable to Levi Strauss & Co.	$65,836	$30,725	$98,318	$96,173

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2017, NOVEMBER 27, 2016 AND NOVEMBER 29, 2015

NOTE 22: SUBSEQUENT EVENTS
Subsequent to November 26, 2017, the Tax Cuts and Jobs Act was enacted in the U.S. and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings. The Company is in the process of evaluating the impact of the recently enacted law on its consolidated financial statements. The preliminary impact of these items, which only include the transitional impact and do not include estimates of the on-going impact of the lower U.S. statutory rate, is estimated to be in the range of $110 million to $160 million. The transition charge will be reflected in the financial statements for the period ending February 25, 2018. For more information on the Company's income taxes, refer to Note 18.

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of November 26, 2017. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 26, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 26, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following provides information about our directors and executive officers as of February 5, 2018.

Name	Age	Position
Stephen C. Neal(1)	68	Chairman of the Board of Directors
Charles V. Bergh	60	Director, President and Chief Executive Officer
Troy Alstead(2)(4)	54	Director
Jill Beraud(3)(4)	57	Director
Robert A. Eckert(1)(2)	63	Director
Spencer C. Fleischer(3)(4)	64	Director
Mimi L. Haas	71	Director
Peter E. Haas Jr.(1)(2)(5)	70	Director
Christopher J. McCormick(3)(4)	62	Director
Jenny Ming(4)	62	Director
Patricia Salas Pineda(1)(2)	66	Director
Carrie Ask	48	Executive Vice President and President, Global Retail
Roy Bagattini	54	Executive Vice President and President, Levi Strauss Americas
James Curleigh	52	Executive Vice President and President, Global Brands
Seth M. Ellison	59	Executive Vice President and President, Europe
Seth R. Jaffe	60	Executive Vice President and General Counsel
David Love	55	Executive Vice President and President, Asia, Middle East and Africa
Kelly McGinnis	49	Senior Vice President, Corporate Affairs and Chief Communications Officer
Elizabeth O'Neill	46	Senior Vice President and Chief Supply Chain Officer
Marc Rosen	49	Executive Vice President and President, Global eCommerce
Harmit Singh	54	Executive Vice President and Chief Financial Officer
Elizabeth Wood	56	Senior Vice President and Chief Human Resources Officer
_____________

(1)	Member, Nominating, Governance and Corporate Citizenship Committee.

(2)	Member, Human Resources Committee.

(3)	Member, Finance Committee.

(4)	Member, Audit Committee.

(5)	Peter E. Haas Jr. is a descendant of the family of our founder, Levi Strauss.
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
Charles V. Bergh, a director since he joined the Company in September 2011, is our President and Chief Executive Officer. Prior to joining the Company, Mr. Bergh held a progression of leadership roles during his 28-year career at Procter & Gamble. Mr. Bergh is also the non-executive Chairman of HP Inc. ("HPQ"). He previously served on the Board of Directors for VF Corporation, the Singapore Economic Development Board and was a member of the US-ASEAN Business Council, Singapore.

Mr. Bergh's position as our Chief Executive Officer and his past experience as a leader of large, global consumer brands make him well-suited to be a member of our board of directors.
Troy Alstead, a director since 2012, is the president and CEO of Ocean5, a restaurant and social concept, and founder of the Ocean5 Foundation focused on raising awareness and funding for sustainability of the world’s oceans and seas. In February 2016, he retired from Starbucks Corporation after 24 years with the company, having most recently served as Chief Operating Officer. Mr. Alstead previously held the positions of Group President, Chief Financial Officer and Chief Administrative Officer of Starbucks. He joined Starbucks in 1992, and over the years served in a number of operational, general management and finance roles. Mr. Alstead spent a decade in Starbucks international business, including roles as Senior Leader of Starbucks International, President of Europe, Middle East and Africa headquartered in Amsterdam and Chief Operating Officer of Starbucks Greater China headquartered in Shanghai. Mr. Alstead brings to the board his broad financial and business perspective developed over many years in the global consumer goods industry. Mr. Alstead currently serves as a director of TopGolf and Harley-Davidson, Inc..
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
Robert A. Eckert, a director since 2010, is Operating Partner of Friedman Fleischer & Lowe, LLC ("FFL"), a private equity firm, since September 2014. Mr. Eckert is also Chairman Emeritus of Mattel, Inc., a role he has held since January 2013. He was Mattel’s Chairman and Chief Executive Officer from May 2000 until December 2011, and he continued to serve as its Chairman until December 2012. He previously worked for Kraft Foods, Inc. for 23 years, and served as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods. Mr. Eckert was selected to join the board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity and decisiveness in driving businesses to successful results. Mr. Eckert is currently a director of McDonald's Corporation, Amgen, Inc. Eyemart Express Holdings, LLC, Enjoy Beer Holdings, LLC, and Quinn Company.
Spencer C. Fleischer, a director since 2013, is Managing Partner of Friedman Fleischer & Lowe, LLC ("FFL"), a private equity firm. Before co-founding FFL in 1997, Mr. Fleischer spent 19 years at Morgan Stanley & Company as an investment banker and senior leader. During his time there, he led business units across the globe, including serving as Head of Investment Banking in Asia, Head of Corporate Finance for Europe and Head of Corporate Finance in San Francisco. Mr. Fleischer was selected to join the board due to his broad financial and international business perspective developed over many years in the investment banking industry. Mr. Fleischer currently serves as a director of The Clorox Company, Strategic Investment Group, and Eyemart Express. He was a director of American West Bank until October 2015 when it was acquired by Banner Corporation, and was thereafter a director of Banner Corporation until December 2016.
Mimi L. Haas, a director since April 2014, is President of the Mimi and Peter Haas Fund, a position she has held since August 1981. Mrs. Haas is Vice Chair of the Board of Trustees and Chair of the Compensation Committee of the New York Museum of Modern Art, Vice Chair of the San Francisco Museum of Modern Art, and serves on the Board of Directors of Lincoln Center for the Performing Arts and the Board of Trustees of MVYouth. She is also a member of the National Advisory Board of the Haas Center for Public Service at Stanford University, the Council on Foreign Relations, and the Global Philanthropists Circle. Mrs. Haas was a Fellow at the Stanford Distinguished Careers Institute. Mrs. Haas previously served as a director of The Terry Sanford Institute for Public Policy at Duke University, the San Francisco Symphony, San Francisco University High School, Summerbridge National, and Children Now. In addition, Mrs. Haas served on our Board from 2004 to 2006. Mrs. Haas brings to the Board her long and deep knowledge of the Company and her extensive experience in corporate citizenship endeavors.
Peter E. Haas Jr., a director since 1985, is a trustee and President of the Walter and Elise Haas Fund, a director of the Levi Strauss Foundation, Red Tab Foundation, and the Novato Youth Center Advisory Board, a Trustee Emeritus of the San Francisco

Foundation, and Vice President of the Peter E. Haas Jr. Family Fund. Mr. Haas was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General Manager in the Menswear Division in 1980. Mr. Haas' background in numerous operational roles specific to the Company and his familial connection to our founder enable him to engage in board deliberations with valuable insight and experience.
Christopher J. McCormick, a director since April 2016, most recently served as President and CEO of L.L. Bean, Inc. from 2001 until 2016. Mr. McCormick joined L.L. Bean in 1983, previously serving in a number of senior and executive level positions in advertising and marketing. Prior to becoming President and CEO of LL Bean, he was Senior Vice President and Chief Marketing Officer from 2000-2001. Mr. McCormick brings to the Board his deep channel knowledge, e-commerce and direct marketing experience. Mr. McCormick is a director of Sun Life Financial, Inc.
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
Carrie Ask is currently serving as our Executive Vice President and President of Global Retail, a position she has held since February 2016. Ms. Ask was previously with NIKE, Inc., where most recently she was Vice President and General Manager of Nike Stores North America. Ms. Ask held various leadership roles with NIKE, Inc. from 2012 to 2015, including Vice President and General Manager of Global Retail where she created and led the global retail strategy for Converse, a Nike subsidiary. Ms. Ask has more than 15 years of global retail and direct-to-consumer experience. Prior to Nike, she held retail and merchandising positions at Petco Animal Supplies, Inc. from 2009 to 2012, at Target Corporation from 2004 to 2009 and at Booth Creek Natural Foods, LLC from 2003 to 2004. Her early career started in consulting with McKinsey & Company, and prior to that she was an officer in the U.S. Navy for five years.
Roy Bagattini is currently serving as our Executive Vice President and President of our Americas region, a position he has held since June 2016. Mr. Bagattini joined the Company in June 2013 as Executive Vice President and President for our Asia, Middle East and Africa region. Mr. Bagattini was Senior Vice President for Asia and Africa at Carlsberg Group, a leading brewing and beverage company, from 2009 to 2013. Prior to that, Mr. Bagattini served in a variety of executive and leadership roles in Russia, China, India and the United States for SABMiller plc, one of the world’s largest brewing companies, from 1991 to 2009.
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
Seth R. Jaffe is currently serving as our Executive Vice President and General Counsel. Mr. Jaffe served as Senior Vice President and General Counsel beginning on September 2011 before being appointed Executive Vice President in January 2018.  Prior to joining the Company, Mr. Jaffe served as Senior Vice President, General Counsel and Secretary of Williams-Sonoma, Inc. from January 2002 to August 2011. From 2000 to 2001, Mr. Jaffe served as Chief Administrative Officer and General Counsel of CareThere, Inc., a healthcare technology company. He also held various legal roles at Levi Strauss & Co. from 1984 to 1999 with increasing responsibilities in the United States and Europe during that time.
David Love is currently serving as our Executive Vice President and President of our Asia, Middle East and Africa region, a position he has held since September 2016. Mr. Love assumed his current role after having served as Senior Vice President and Chief Supply Chain Officer since 2004. In 2015, Mr. Love also served as Chief Transformation Officer, leading the Company’s centrally-led cost-savings and global productivity initiative. Previously, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined the Company, to 2001, Mr. Love held various managerial positions.
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
Elizabeth O’Neill currently serves as our Senior Vice President and Chief Supply Chain Officer, a position she has held since 2016. Ms. O’Neill joined the Company in September 2013 as Senior Vice President, Product Development & Sourcing, overseeing sourcing strategy and production of over 150 million units annually, produced in 20 countries with over 150 suppliers and vendors worldwide. Prior to joining the Company, Ms. O’Neill was at Gap, Inc., in leadership roles in both Gap Brand and Old Navy, overseeing sourcing and production management for Gap’s global brands, from 2001 to 2013. Ms. O’Neill previously spent several years at The Disney Store in Los Angeles and Abercrombie and Fitch in Ohio, holding positions in both merchandising and product management.
Marc Rosen is currently serving as our Executive Vice President and President of Global eCommerce, a position he has held since April 2014. He is responsible for leading the Company’s global e-commerce business to drive new growth, consumer loyalty and sustainable profitability. Mr. Rosen brings more than 20 years of retail and e-commerce leadership to the role, most recently as Senior Vice President of Global eCommerce at Wal-Mart Stores, Inc., a role he held from January 2011 to April 2014. He was responsible for designing, building, operating and expanding Wal-Mart’s e-commerce platforms globally. From January 2006 to December 2010, Mr. Rosen was Senior Vice President of Information Systems, with responsibility for Wal-Mart’s global merchandising, supply chain and store systems. He also held senior leadership positions for Wal-Mart’s international business unit and Ernst & Young LLP. He currently serves on the board of directors of Arby's Restaurants.
Harmit Singh is currently serving as our Executive Vice President and Chief Financial Officer, a position he has held since January 2013. He is responsible for managing the Company’s finance, information technology, strategic sourcing and global business services functions globally. Previously, Mr. Singh was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from August 2008 to December 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of global leadership roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. Mr. Singh is a member of the board of directors and the audit chair of Buffalo Wild Wings Inc., the owner, operator and franchisor of Buffalo Wild Wings® restaurants.
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
Our Board of Directors
Our board of directors currently has eleven members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Ms. Beraud, Mr. Fleischer, Mr. McCormick, and Mr. Neal) will end at our annual stockholders' meeting in 2020. The term for directors in Class II (Mrs. Haas, Mr. P. E. Haas Jr. and Ms. Ming) will end at our annual stockholders' meeting in 2018. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2019.
Committees.  Our board of directors has four standing committees.

•
Audit.  Our Audit Committee provides assistance to the board in the board's oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee held eight meetings during 2017.

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

•
Finance.  Our Finance Committee provides assistance to the board in the board's oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The Finance Committee held five meetings in 2017 and otherwise acted by unanimous written consent.

– Members: Mr. Fleischer (Chair), Ms. Beraud and Mr. McCormick.

•
Human Resources.  Our Human Resources Committee provides assistance to the board in the board's oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The Human Resources Committee held three meetings in 2017.

–  Members: Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr. and Ms. Pineda.

•
Nominating, Governance and Corporate Citizenship.  Our Nominating, Governance and Corporate Citizenship Committee is responsible for identifying qualified candidates for our board of directors and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The Nominating, Governance and Corporate Citizenship Committee held five meetings in 2017.

– Members: Mr. Neal (Chair), Mr. Eckert, Mr. P.E. Haas Jr. and Ms. Pineda.

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
A copy of the Worldwide Code of Business Conduct is posted on our website at www.levistrauss.com (follow the Investors, Corporate Governance links). If we grant a waiver of our Worldwide Code of Business Conduct to one of our officers, we will disclose this waiver on our website.

Item 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS FOR NAMED EXECUTIVE OFFICERS
The Compensation Discussion and Analysis describes our compensation program, the compensation decisions we made under our program, and the reasoning underlying those decisions. This discussion and analysis focuses on the compensation of our named executive officers, who in fiscal 2017 were:

•	Charles V. Bergh, President and Chief Executive Officer ("CEO")

•	Harmit Singh, Executive Vice President and Chief Financial Officer ("CFO")

•	Roy Bagattini, Executive Vice President and President, Americas

•	Seth Ellison, Executive Vice President and President, Europe

•	David Love, Executive Vice President and President, AMA

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
Competitive peer group
In determining the design and the amount of each element of compensation, the HR Committee, with the assistance of its compensation consultant, conducts a thorough annual review of competitive market information. The HR Committee reviews data from major published surveys and proxy information of peer companies in the consumer products, apparel and retail industry segments. The peer group is comprised of companies with median revenue and other industry related characteristics (such as apparel, retail and select consumer products companies with premium branded products) that are comparable to us and that we compete with for executive talent. In July 2016, the peer group was reviewed by the HR Committee which approved the addition of Ascena Retail Group, Carters, Columbia Sportswear, G-III Apparel Group, Lululemon Atheletica, Under Armour, and Wolverine Worldwide. These companies met the criteria outlined in the preceding sentence. In addition, we removed Aeropostale, Avon Products, The Estee Lauder Company, Hasbro, and Tiffany & Company because these companies at the time of our review either filed for bankruptcy or no longer shared characteristics similar to us. The peer group used in establishing our executives' 2017 compensation packages is presented below.

Company Name
Abercrombie & Fitch Co.*	Hanesbrands Inc.*
American Eagle Outfitters, Inc. *	J. C. Penney Company, Inc.
Ascena Retail Group, Inc.*	L Brands, Inc.*
Burberry Group Plc	Lululemon Athletica, Inc.*
Carter's, Inc.*	Mattel, Inc.
The Clorox Company	NIKE, Inc.*
Coach, Inc.*	Nordstrom, Inc.
Columbia Sportswear Company *	PVH Corp.*
Dillard's, Inc.	Ralph Lauren Corporation*
Foot Locker, Inc.	Under Armour, Inc.*
G-III Apparel Group, Inc.*	VF Corporation*
The Gap, Inc.*	Williams-Sonoma, Inc.
Guess? Inc.*	Wolverine World Wide, Inc.*
In addition to the companies noted with an asterisk (*) in the table above, the following companies are part of an expanded peer group for purposes of measuring total shareholder return for the performance-based restricted stock units granted in 2017 that are further described below under "Performance-based Restricted Stock Units". The HR committee determined that these companies are most appropriate for determining relative total shareholder return because they represent an array of competitors with global operations.

Company Name
Adidas AG	Kate Spade & Company
Esprit Holdings Limited	Michael Kors
Express Inc.	New York & Co.
Fast Retailing	Oxford Industries Inc.
Fossil Group Inc.	Perry Ellis, International Inc.
Hennes & Mauritz	Quiksilver Inc.
Hugo Boss AG	The Buckle, Inc.
Inditex	Urban Outfitters Inc.
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

Base Salary
The objective of base salary is to reward each executive for his or her current contributions to the Company, reflect the scope of the executive's role and responsibilities and compensate each executive for his or her expected day-to-day performance, as well as provide fixed compensation that generally reflects what the market pays to individuals in similar roles with comparable experience. The peer group data serves as a general guideline only. The HR Committee, and for the CEO, the Board, retains the authority to exercise its independent judgment in establishing the base salary levels for each executive. The HR Committee reviews base salaries for executives on an annual basis in the first fiscal quarter considering the factors described above under "Policies and Practices in Establishing Compensation Packages - Establishing compensation for executives other than the CEO," and as needed in connection with promotions or other changes in responsibilities. The table below summarizes base salaries during fiscal 2016 and 2017 and changes that occurred during the year for our named executive officers.

Name	Base Salary as of November 26, 2017(1)	Base Salary as of November 27, 2016
Charles V. Bergh	$1,390,000	$1,350,000
Harmit Singh	773,000	750,000
Roy Bagattini	773,000	750,000
Seth Ellison	686,000	615,000
David Love	700,000	675,000
______________

(1)
The base salary for each of Messrs. Bergh, Singh, Bagattini, and Love were increased in February 2017 as part of the annual performance review by approximately the percentage increase generally applicable for all U.S. employees. The base salary increase for Mr. Ellison was to position him appropriately relative to the other executives of the Company.

Annual Incentive Plan
Our Annual Incentive Plan ("AIP") provides our executives and other eligible employees an opportunity to share in any success that they help create by aligning annual incentive compensation with annual performance. The AIP encourages the achievement of our internal annual business goals and rewards attainment of those goals based on Company, business unit and individual performance as measured against those annual objectives. The alignment of the AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives. Actual AIP bonus payments were based on the following two components:
Financial performance

•
In the case of Messrs. Bergh and Singh, 75% of their total AIP opportunity was based on the financial performance of the Company as a whole. For Messrs. Bagattini, Ellison and Love, a combination of Company (weighted 25%) and their respective business unit performance (weighted 50%) was used to calculate their actual financial performance achievement. Company and business unit financial performance is based 50% on earnings before interest and taxes ("EBIT"), 25% on days in sales inventory and 25% on net revenues. Performance measures are described in more detail below under "Performance measures."

Individual performance

•	25% of each executive's total opportunity was based on individual objectives, to recognize achievement of other organizational goals.
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

Name	2017 Target AIP Participation Rate as a Percentage of Base Salary	Potential AIP Payout Range as a Percentage of Base Salary
Charles V. Bergh	160%	0 – 320%
Harmit Singh	100%	0 – 200%
Roy Bagattini	80%	0 – 160%
Seth Ellison	80%	0 – 160%
David Love	80%	0 – 160%
Performance measures
Our priorities for 2017 were to drive business growth and create stockholder value. Our 2017 AIP funding goals were aligned with these key priorities through the use of three performance measures:

•
EBIT, a non-GAAP measure that is determined by excluding from operating income, as determined under GAAP, the following: restructuring expense, net curtailment gains and losses from our postretirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual or non-recurring items;

•	Days Sales in Inventory ("DSI"), a non-GAAP measure defined as the average inventory balance for the year divided by the average cost of goods sold per day; and

•	Net revenues, a GAAP measure defined as gross product sales minus returns, discounts and allowances, plus licensing revenue.
We used these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. EBIT is used as an indicator of our earnings performance, DSI, which replaced Free Cash Flow for fiscal 2017, measures how quickly we can convert inventory to sales on a timely basis, and net revenues is used as an indicator of our growth. These measures may change from time to time based on business priorities. DSI was introduced in 2017 to focus program participants on inventory management. The HR Committee approves the minimum, target and maximum goals for each measure each year. The reward for meeting the AIP goals is set by the HR Committee. If target goal levels are not met but financial performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company and/or business unit performance.
The table below shows the 2017 total Company performance goals at target for each of our three performance measures and the actual 2017 payout percentage. EBIT, DSI, and net revenues goals for each business unit were set using the same methodology as the Company goals.

	EBIT Goal	Days Sales in Inventory	Net Revenues Goal	Actual Percentage Achieved After Adjustments*
	(Dollars in millions)
Total Company	$466.6	119	$4,662.4	121%
_____________
* The actual percentage achieved results are weighted 50% on EBIT and 25% for Days Sales in Inventory and Net Revenues, respectively. Actual results also exclude the impact of foreign currency exchange rate fluctuations on our business results. See “Actual AIP awards” below for details of the calculation.
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

Individual performance measures
Executives were eligible to receive bonuses based on individual performance. For executives other than the CEO, individual performance and resulting individual performance payout percentage are based on the CEO’s assessment of the executive's performance against his or her annual objectives and performance relative to his or her internal peers. The CEO’s individual performance is based on the HR Committee’s assessment of Mr. Bergh’s performance against his annual objectives, including the NG&CC Committee's assessment of the CEO's performance against annual objectives, and the HR Committee's assessment of his leadership in 2017. Based on all of these inputs, the HR Committee prepares a recommendation to the full Board on the CEO’s individual performance. The full Board then considers the HR Committee's recommendation and approves the final individual performance payout percentage for the CEO. Individual annual objectives are comprised of priority areas identified in 2016 but with some important new focus areas for 2017. These objectives are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The objectives are not established in terms of how difficult or easy they are to attain; rather, they are used in assessing the overall quality of the individual's achievement of each objective. For fiscal 2017, these objectives focused on six key areas: (1) return the U.S. to growth, (2) leverage our brand portfolio, (3) transform foundational capabilities, (4) build a high-performance culture (5) accelerate direct-to-consumer growth and (6) accelerate international growth.
Actual AIP awards
For fiscal 2017, financial performance applicable to each named executive officer's AIP payouts generally exceeded expectations, and AIP payouts reflect the assessment of individual performance outcomes. The individual performance percentage assigned to each named executive officer below represents the assessment of the CEO, except for Mr. Bergh who is assessed by the HR Committee, of performance against the objectives described above under "Individual performance measures." The table below shows the inputs used for the calculation of the actual bonus for fiscal 2017 for each eligible named executive officer.

Name	Base Salary	AIP Target	Actual Percentage Achieved: Total Company	Actual Percentage Achieved: Business Unit	Actual Percentage Achieved: Individual Performance	Actual Bonus(1)
Charles V. Bergh	$1,390,000	160%	121%	N/A	130%	$2,741,080
Harmit Singh	773,000	100%	121%	N/A	120%	933,398
Roy Bagattini	773,000	80%	121%	101%	120%	684,878
Seth Ellison	686,000	80%	121%	196%	200%	978,236
David Love	700,000	80%	121%	100%	100%	589,400
______________

(1)
Except for Messrs. Bergh and Singh for whom Total Company performance is weighted 75%, Total Company performance is weighted 25% and Business Unit performance is weighted 50%. For all executives, Individual Performance is weighted 25%.

Long-Term Incentives ("LTI")
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentives for our executives are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not target specific benchmark percentiles for long-term incentive awards for our executives and uses a number of factors in establishing the long-term incentive award levels for each individual, including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, stockholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2017 long-term equity grants, see the 2017 Grants of Plan-Based Awards table. Stock-based awards are granted under our 2016 Equity Incentive Plan ("EIP"), as amended to date, which enables the HR Committee to select from a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), and stock appreciation rights ("SARs").
Prior to fiscal 2017, stock settled SARs were the only form of equity granted to our executives under the EIP. Beginning in 2017, we changed the LTI mix for executives from 100% SARs to 25% SARs, 25% RSUs, and 50% performance-based RSUs ("PRSUs"). The HR Committee chose this mix and equity vehicles to align the interests of executives to our stockholders and to better align our program to the competitive market. The terms of the grants made to our executives to date provide for stock settlement only. When awards are settled in stock, the shares issued are subject to the terms of the Company's Stockholders' Agreement, including restrictions on transfer. After the participant has held the shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, those shares of common stock. The value of shares repurchased or sold back to the Company will be based on the most recent valuation conducted by Evercore Group LLC ("Evercore"), an independent third-party valuation firm. The Company's obligations to repurchase shares under the EIP are subject to certain restrictive covenants in our various debt agreements (see Note 6 to our audited consolidated financial statements included in this report for more details).
Stock Appreciation Rights
SARs are typically granted annually (or, in the case of new executives, at the HR Committee meeting generally held in February or July following the date they join the Company or first become an executive) with four-year vesting periods and exercise periods of up to seven years. (See the table entitled “Outstanding Equity Awards at 2017 Fiscal Year-End” for details concerning the Service SARs vesting schedule, including any individual variations from the typical four-year vesting period). SARs provide value to the executive only if the price of our stock increases. During fiscal 2017, SARs accounted for 25% of each executive’s total 2017 annual LTI grant value.
Restricted Stock Units
RSUs were granted in 2017 with three-year vesting periods. (See the table entitled "Outstanding Equity Awards at 2017 Fiscal Year-End" for details concerning the RSUs' vesting schedule, including any individual variations from the typical three-year vesting period). During fiscal 2017, RSUs accounted for 25% of each executive's total 2017 annual LTI grant value.
Performance-based RSUs
PRSUs replaced performance-based SARs in 2017 to better align with the grant practices of our peer group. Like performance-based SARs, PRSUs continue to drive greater accountability for the achievement of the strategic plan of the Company and create long-term value for stockholders. During fiscal 2017, performance-based RSUs accounted for 50% of each executive’s total 2017 annual grant value. The key features of the 2017 performance-based RSUs are described below:

•
Performance-based RSUs give the executive the right (subject to HR Committee discretion to reduce but not increase awards beyond the maximum opportunity) to vest in a number of RSUs based on achievement against performance goals over a three-year performance period. Actual shares that will vest, if any, will vary based on achievement of the performance goals at the end of the three years. The three-year performance period was designed to discourage short-term risk taking and reinforce the link between the interests of our stockholders and our executives over the long-term.

•
50% of the number of actual PRSUs that vest at the end of three years is based on the following two internal performance metrics: 1) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and 2) the target compound annual growth rate (“CAGR”) in the Company's net revenues over the three-year period covering fiscal 2017 through fiscal 2019. The potential payout range as a percentage of this portion of the target award is 0% to 200%.

•
The remaining 50% of the number of actual PRSUs that vest is based on the Company’s total shareholder return (“TSR”) over the three-year period covering fiscal 2017 through fiscal 2019 relative to the expanded peer group approved by the HR Committee in February 2017 as listed above under "Competitive peer group". Using interpolation, TSR performance in the top, middle and bottom third of the peer group yields a payout of 125% to 200%, 50% to 125%, and 0%, respectively.

•	If earned at target, 100% of the PRSUs vest at the end of the three-year performance period.
The Board has the discretion under the EIP to make adjustments in the method of calculating the attainment of performance goals for a performance period.
2015 Performance-based SARs
As described in our Annual Report on Form 10-K for fiscal 2015, we granted performance-based SARs during fiscal 2015 which were based on the same performance metrics described above for performance-based RSUs but covered the period from the beginning of fiscal 2015 through the end of fiscal 2017: 1) 50% based on the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes, and the target compound annual growth rate in the Company's net revenues over the three-year period that were equally weighted, and 2) 50% based on the Company's TSR over the three-year period covering fiscal 2015 through fiscal 2017. The potential vesting range as a percentage of the target award was 0% to 150%.

The table below summarizes the goals at target for each of the two performance measures and our actual adjusted achievement. The actual percentage achieved was 61% for the 50% based on the internal performance metrics and 123% for the 50% based on relative TSR, for a weighted attainment of 92%. However, excluding the impact of currency fluctuations on results for fiscal 2015 through fiscal 2017, the weighted percentage achievement would have been approximately 111%. In December 2017, based on its review of the negative impact of currency fluctuations on the results for the completed fiscal 2015 through fiscal 2017 performance period, the Board exercised its discretion to adjust actual percentage achieved to 111% to exclude the impact of currency fluctuations.

	Average Margin of Net Earnings Goal	CAGR of Net Revenues Goal	Actual Percentage Achieved After Adjustment
Total Company	11.9%	1.0%	111%
Based on the 111% achievement level as set forth in the table above, the fiscal 2015 performance-based SARs (for which the three year performance cycle has been completed) vested as follows:

Name	Target Performance-based SARs	Actual Percentage Achieved After Adjustment	Vested Performance-based SARs
Charles V. Bergh	125,786	111%	139,622
Harmit Singh	30,362	111%	33,701
Roy Bagattini	15,181	111%	16,850
Seth Ellison	15,181	111%	16,850
David Love	12,470	111%	13,841
Long-term incentive grant practices
The Company does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. The Company's common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including setting the exercise price of SARs, is established by the Board based on an independent third-party valuation conducted by Evercore. The valuation process is typically conducted three times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Please see "Stock-Based Compensation" under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.
Benefits and Perquisites
Executives generally are eligible for the same health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance. In addition, although not a significant part of total compensation, the Company provides limited perquisites to executives. The primary perquisite provided to the executives is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs. The Company also requires and pays for an annual medical exam for its executives and other members of its executive leadership team. Like many of the companies in the peer group, the Company also offers a non-qualified supplement to the 401(k) plan, which is not subject to the IRS limitations, through a Deferred Compensation Plan for Executives and Outside Directors. The Deferred Compensation Plan for Executives and Outside Directors is a U.S. non-qualified, unfunded tax deferred savings plan provided to senior level executives, including our named executive officers, and the outside directors.
Mr. Ellison, who is based in Belgium, and Mr. Love, who is based in Singapore, in connection with their roles as Executive Vice President & President of our Europe region and Executive Vice President & President of our Asia region, respectively, are provided certain benefits under our global assignment program, including a housing allowance to cover the cost of rent and utilities.
The benefits and perquisites received by our named executive officers and their value are described in more detail in the footnotes to the Summary Compensation Table.
Tax and Accounting Considerations
We have structured our compensation program in a manner intended to comply with Internal Revenue Code Section 409A. Because our common stock is not registered on any exchange, we were not subject to Section 162(m) of the Internal Revenue Code in fiscal 2017.

Severance and Change in Control Benefits
The terms of Mr. Bergh's severance and change in control benefits were determined during the negotiation of his employment agreement in 2011 at the time he was hired. As part of this negotiation, the HR Committee determined that the benefits and structure of these benefits were within normal competitive practice, reasonable and appropriate for the circumstances, and necessary to attract Mr. Bergh to the Company. Enhanced termination benefits in the case of a change in control of the Company were included in his employment agreement for the same reasons and to help ensure retention of Mr. Bergh in the case of a potential or actual change in control.
In October 2016, the Board approved new severance benefits effective March 1, 2017 (the "Severance Plan") for the executive leadership team which includes our named executive officers. The Severance Plan supersedes all prior policies and practices of the Company that provide for severance, separation pay and separation benefits for covered executives except with respect to benefits under Mr. Bergh's employment agreement that apply to his equity awards.
The Severance Plan is meant to provide a reasonable and competitive level of financial transitional support to executives who are terminated involuntarily without cause or voluntarily resign for good reason. Severance benefits are not payable upon a change in control if the executive is still employed by or offered a comparable position with the surviving entity.
While compensation decisions affect potential payouts under these severance arrangements, these arrangements generally did not affect such decisions as these severance provisions are conditional and may never come into effect.
More information about the severance benefits payable to our named executive officers under the Severance Plan is set forth in the sections entitled "Potential Payments Upon Termination, Change In Control or Corporate Transaction".
In the event of a Corporate Transaction, as defined in the EIP, in which the surviving corporation does not assume or continue the outstanding long-term incentive program or substitute similar awards for such outstanding awards, the vesting schedule of all awards held by executives that are still employed upon the Corporate Transaction will be accelerated in full as of a date prior to the effective date of the transaction as the Board determines. This accelerated vesting structure is designed to encourage the executives to remain employed with the Company through the date of the Corporate Transaction and to ensure that the equity incentives awarded to the executives are not eliminated by the surviving company.
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 26, 2017.
The Human Resources Committee
Robert Eckert (Chair)
Troy Alstead
Peter E. Haas Jr.
Patricia Salas Pineda

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, and (iii) three other executive officers who were our most highly compensated executive officers and who were serving as executive officers as of the last day of the fiscal year ended November 26, 2017. The table also shows compensation information for fiscal 2016 and fiscal 2015, which ended November 27, 2016, and November 29, 2015, respectively, for those current named executive officers who also were named executive officers in either of those years.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Option Awards(3)	Stock Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total

Charles V. Bergh
President and Chief Executive Officer	2017	$1,382,769	$—	$1,624,985	$4,993,851	$2,741,080	$—	$340,653	$11,083,338
	2016	1,343,077	—	6,872,672	—	2,400,000	—	341,996	10,956,745
	2015	1,304,808	—	5,967,288	—	2,426,775	—	321,275	10,020,146
Harmit Singh
Executive Vice President and Chief Financial Officer	2017	$768,842	$—	$349,989	$1,075,518	$933,398	$—	$146,403	$3,274,150
	2016	746,538	—	1,482,519	—	832,500	—	152,649	3,214,206
	2015	724,808	—	1,440,373	—	901,550	—	128,360	3,195,091
Roy Bagattini
Executive Vice President and President, Americas	2017	$768,842	$—	$237,498	$729,876	$684,878	$—	$1,269,116	$3,690,210
	2016	690,433	1,000,000	2,615,134		504,000	—	1,451,783	6,261,350
	2015	619,394	—	720,178		722,844	—	442,073	2,504,489
Seth Ellison
Executive Vice President and President, Europe	2017	$673,166	$—	$237,498	$729,876	$978,236		$381,742	$3,000,518
	2016	609,808	—	767,741		792,120	—	472,432	2,642,101
David Love
Executive Vice President and President, Asia Pacific	2017	$700,289	$—	$237,498	$729,876	$589,400	$—	$515,393	$2,772,456
__

(1)
Prior to June 1, 2016, Mr. Bagattini was paid in Singapore Dollars (SGD). For presentation purposes of his compensation for 2016 and 2015, the average exchange rates of the last month of fiscal years 2016 and 2015 were used to convert Mr. Bagattini's compensation paid in SGD into U.S. Dollars.

(2)	Mr. Bagattini received a one-time relocation bonus of $1,000,000 in June 2016.

(3)
These amounts reflect the aggregate grant date fair value for awards of SARs, including prior awards of performance-based SARs, granted to the recipient under the Company's 2016 Equity Incentive Plan, computed in accordance with FASB ASC 718. These amounts reflect the grant date fair value, and do not represent the actual value that may be realized by the executives. For a description of the assumptions used to determine the compensation cost of our awards, see Note 1 and Note 11 to our audited consolidated financial statements included in this report.

(4)
These amounts in this column reflects the aggregate grant date fair value for RSU and PRSU awards. For 2017, this column also includes the grant date fair value of the target number of PRSUs that may be earned for the three-year performance period beginning with fiscal 2017. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values for performance-based RSUs granted in fiscal 2017 would be $4,993,884 for Mr. Bergh, $1,075,518 for Mr. Singh, $729,876 for Mr. Bagattini, $729,876 for Mr. Ellison and $729,876 for Mr. Love. For a description of the assumptions used to determine the compensation cost of our awards, see Note 1 and Note 11 of our audited consolidated financial statements included in this report.

(5)	The amounts in this column reflect the non-equity amounts earned by the executives under the Company’s annual incentive plan ("AIP").

(6)
No above-market or preferential interest rate options are available under our deferred compensation programs. Please refer to the Non-Qualified Deferred Compensation table for additional information on deferred compensation earnings.

(7)	The amounts shown in the All Other Compensation column for fiscal 2017 are detailed in the table below:

Name	Executive Perquisites (a)	Relocation (b)	401(k) Plan Match (c)	Deferred Compensation Match (d)	Tax Payments (e)	Charitable Match (f)	Total

Charles V. Bergh	$43,169	$—	$20,000	$268,708	$901	$7,875	$340,653
Harmit Singh	20,277	—	20,000	105,101	1,025	—	146,403
Roy Bagattini	23,752	12,449	19,286	76,178	1,137,451	—	1,269,116
Seth Ellison	15,000	112,270	18,500	96,042	139,930	—	381,742
David Love	103,938	263,442	20,000	78,491	42,422	7,100	515,393
Please refer to “Compensation Discussion and Analysis for Named Executive Officers” for more details on the items in the table above.

(a)
For Mr. Bergh, this amount reflects a payment for home security services, parking, a health club membership subsidy, event tickets, an allowance intended to cover legal, financial and/or other incidental business related expenses, and a car allowance.

For Mr. Singh, this amount includes parking, a health club membership subsidy and an annual allowance intended to cover legal, financial and/or other incidental business related expenses.
For Mr. Bagattini, this amount includes parking, a health club membership subsidy, event tickets and an allowance intended to cover legal, financial and/or other incidental business related expenses.
For Mr. Ellison, this amount is an annual allowance intended to cover legal, financial and/or other incidental business related expenses.
For Mr. Love, this amount reflects an allowance intended to cover legal, financial and/or other incidental business related expenses, parking, a car allowance of $57,693, and $25,663 for tuition costs for his child, a benefit he received in connection with his international assignment.

(b)	For Mr. Bagattini, this amount reflects costs in connection with his relocation to San Francisco.
For Mr. Ellison and Mr. Love, these amounts reflect payments in connection with their international assignment.

(c)	These amounts reflect Company matching contributions under the Company’s 401(k) Plan.

(d)	These amounts reflect Company matching contributions under the Company’s Deferred Compensation Plan.

(e)	For Mr. Bergh and Mr. Singh, these amounts reflect tax reimbursements in connection with annual physicals under our Executive Medical Exam benefit.
For Mr. Bagattini, this amount reflects tax reimbursements to equalize his income to the same tax levels had he remained in Singapore.
For Mr. Ellison and Mr. Love, these amounts reflect tax reimbursements for the tax liability of allowances they received in connection with their international assignments.

(f)	These amounts reflect Company matching under the Company’s Matching Gift Program, available to all employees.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement initially provided for an annual base salary of $1,200,000 and an AIP target participation rate of 135%, which have since been adjusted, and may be further adjusted, pursuant to annual review. For 2017, his base salary and target participation rate under the AIP were $1,390,000 and 160% of base salary, respectively.
Mr. Bergh also participates in our EIP. This element of Mr. Bergh’s compensation for 2017 is reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Mr. Bergh's employment agreement also provides for certain severance and termination benefits that are described in the section below entitled "Potential Payments Upon Termination, Change In Control or Corporate Transaction."
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
Other named executive officers. For our named executive officers other than the CEO, we have employment arrangements that provide for annual base salary and participation in our AIP, which are subject to annual review and adjustment, and participation in our EIP. These elements of compensation for 2017 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Executives also received standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Employment of executives is at-will and may be terminated by the Company or the executive at any time.

2017 Grants of Plan-Based Awards
The following table provides information on all plan-based awards granted to each of our named executive officers during the year ended November 26, 2017. The awards and the unvested portion of stock appreciation rights ("SARs") identified below are also reported in the Outstanding Equity Awards at Fiscal Year-End table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards(5) ($)	Grant Date Fair Value of Stock and Option Award (6) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Charles V. Bergh	N/A		$2,224,000	$4,448,000
	2/1/2017				—	47,101	94,202				$3,466,398
	2/1/2017								100,743	$69.00	1,624,985
	2/1/2017							23,550			1,527,453
Harmit Singh	N/A		773,000	1,546,000
	2/1/2017				—	10,144	20,288				746,548
	2/1/2017								21,698	69.00	349,989
	2/1/2017							5,072			328,970
Roy Bagattini	N/A		618,400	1,236,800
	2/1/2017				—	6,884	13,768				506,628
	2/1/2017								14,724	69.00	237,498
	2/1/2017							3,442			223,248
Seth Ellison	N/A		548,800	1,097,600
	2/1/2017				—	6,884	13,768				506,628
	2/1/2017								14,724	69.00	237,498
	2/1/2017							3,442			223,248
David Love	N/A		560,000	1,120,000
	2/1/2017				—	6,884	13,786				506,628
	2/1/2017								14,724	69.00	237,498
	2/1/2017							3,442			223,248
______________

(1)
The amounts shown in these columns reflect the estimated potential payment levels for the fiscal 2017 performance period under the Company’s annual incentive plan (the "AIP"), further described under "Compensation Discussion and Analysis for Named Executive Officers." The potential payouts were performance-based and, therefore, were completely at risk. The potential target and maximum payment amounts assume achievement of 100% and 200%, respectively, of the individual objectives of the AIP. Each executive received a bonus under the AIP, which is reported in the Summary Compensation Table under the column entitled "Non-Equity Incentive Plan Compensation."

(2)
For each executive, the amounts shown in these columns reflect, in shares, the target and maximum amounts for performance-based RSUs subject to a three-year performance period beginning in fiscal 2017 that is further described under "Compensation Discussion and Analysis for Named Executive Officers." The potential awards are performance-based and, therefore, completely at risk.

(3)
Reflects service-based RSUs granted in 2017 under the 2016 Equity Incentive Plan. Please see footnotes in the table entitled "Outstanding Equity Awards at 2017 Fiscal Year-End" for details concerning the RSUs' vesting schedule.

(4)
Reflects service-based SARs granted in 2017 under the 2016 Equity Incentive Plan. Please see footnotes in the table entitled "Outstanding Equity Awards at 2017 Fiscal Year-End" for details concerning the RSUs' vesting schedule.

(5)	The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process.

(6)
The value of a RSU, PRSU or SAR award is based on the fair value as of the grant date of such award determined in accordance with FASB ASC 718. Please refer to Note 1 and Note 11 to our audited consolidated financial statements included in this report for the relevant assumptions used to determine the valuation of our awards. The grant date fair value of the Equity Incentive Plan Awards is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process less future expected dividends during the vesting period, multiplied by the target number of shares that may be earned.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table shows all outstanding equity awards held by each of our named executive officers as of November 26, 2017. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned SARs(2)		SAR Exercise Price(3)	SAR Expiration Date
Charles V. Bergh	31,072	—				$32.00	2/2/2019
	436,720	—				32.00	2/2/2019
	143,939					37.75	2/5/2020
	287,878	—				37.75	2/5/2020
	96,577					64.50	2/5/2021
	181,080	12,074	(a)			64.50	2/5/2021
				139,622	(a)	74.25	2/4/2022
	129,716	58,963	(b)			74.25	2/4/2022
				164,595	(b)	61.00	2/9/2023
	108,015	138,878	(c)			61.00	2/9/2023
		100,743	(e)			69.00	2/1/2024
Harmit Singh	24,621					37.75	2/5/2020
	22,027					64.50	2/5/2021
	41,298	2,754	(a)			64.50	2/5/2021
				33,701	(a)	74.25	2/4/2022
	31,310	14,233	(b)			74.25	2/4/2022
				35,505	(b)	61.00	2/9/2023
	23,300	29,958	(c)			61.00	2/9/2023
		21,698	(e)			69.00	2/1/2024
Roy Bagattini	1,908	1,431	(a)			64.50	2/5/2021
				16,850	(a)	74.25	2/4/2022
	1,898	7,116	(b)			74.25	2/4/2022
				18,387	(b)	61.00	2/9/2023
	2,299	15,514	(c)			61.00	2/9/2023
				43,586	(b)	68.50	7/13/2023
	5,449	43,586	(d)			68.50	7/13/2023
		14,724	(e)			69.00	2/1/2024
Seth Ellison	12,878	—				37.75	2/5/2020
	10,590					64.50	2/5/2021
	19,852	1,326	(a)			64.50	2/5/2021
				16,850	(a)	74.25	2/4/2022
	15,655	7,116	(b)			74.25	2/4/2022
				18,387	(b)	61.00	2/9/2023
	12,066	15,514	(c)			61.00	2/9/2023
		14,724	(e)			69.00	2/1/2024
David Love	26,667	—				32.00	2/2/2019
	15,783					37.75	2/5/2020
	31,565	—				37.75	2/5/2020
	9,319					64.50	2/5/2021
	17,470	1,167	(a)			64.50	2/5/2021
				13,841	(a)	74.25	2/4/2022
	12,859	5,846	(b)			74.25	2/4/2022
				16,484	(b)	61.00	2/9/2023
	10,818	13,909	(c)			61.00	2/9/2023
		14,724	(e)			69.00	2/1/2024
______________

(1)
The following sets forth the vesting schedule for unvested outstanding SAR awards and generally depends upon continued employment through the applicable vesting date. Other circumstances under which such awards will vest are described in the section entitled "Potential Payments Upon Termination, Change In Control or Corporate Transaction.":

(a)	SARs vest 25% on 2/5/2015 and then monthly over the remaining 36 months.

(b)	SARs vest 25% on 2/4/2016 and then monthly over the remaining 36 months.

(c)	SARs vest 25% on 2/9/2017 and then monthly over the remaining 36 months.

(d)	SARs vest 25% on 7/13/2017 and then monthly over the remaining 36 months.

(e)	SARs vest in equal annual installments of 25% beginning on 2/1/2018.

(2)
Unless otherwise indicated below, represents the target number of SARs that may be earned under the performance-based SAR award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of a three-year performance period.

(a)	Represents actual number of SARs that will vest following certification of performance results in the first quarter of fiscal 2018.

(b)
SARs vesting subject to certification of performance results in the first quarter of fiscal 2019. The total number of SARs that could vest if the maximum performance is achieved over the three-year performance period for each named executive is as follows: Mr. Bergh (246,892), Mr. Singh (53,257), Mr. Bagattini (92,959), Mr. Ellison (27,580) and Mr. Love (24,726).

(3)	The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Evercore valuation process.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)(4)

Charles V. Bergh	23,550	$2,054,738	47,101	$4,109,562

Harmit Singh	5,072	442,532	10,144	885,064

Roy Bagattini	3,442	300,315	6,884	600,629

Seth Ellison	3,442	300,315	6,884	600,629

David Love	3,442	300,315	6,884	600,629

______________

(1)
RSUs fully vest on February 1, 2019. The vesting schedule for unvested outstanding stock awards generally depends upon continued employment through the applicable vesting date. Other circumstances under which such awards will vest are described in the section entitled "Potential Payments Upon Termination, Change In Control or Corporate Transaction."

(2)	Represents the number of stock awards multiplied by $87.25, the fair market value of the Company's common stock as of December 31, 2017 as established by the Evercore valuation process.

(3)
Represents the target number of shares that may be earned under the performance-based RSU award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of a three-year performance period, subject to certification of performance results in the first quarter of fiscal 2020.

(4)	Represents the number of stock awards multiplied by $87.25, the fair market value of the Company's common stock as of December 31, 2017 as established by the Evercore valuation process.
SAR Exercises
The following table shows all SARs exercised and the value realized upon exercise by each of our named executive officers for the year ended November 26, 2017, based on the difference between the share price of our common stock and the SAR exercise price on the date of exercise.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Charles V. Bergh	250,844	$17,308,304
Harmit Singh	33,451	2,308,219
Roy Bagattini	18,524	1,398,782
Seth Ellison	7,500	566,250
David Love	19,964	1,427,443

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
The table below provides information on the non-qualified deferred compensation activity for each of our named executive officers for the year ended November 26, 2017.

	Year Ended November 26, 2017
Name	Executive Contributions in last fiscal year(1)	Company Contributions in last fiscal year(2)	Aggregate Earnings in last fiscal year(3)	Aggregate Withdrawals / Distributions	Aggregate Balance at November 26, 2017(4) (5)
Charles V. Bergh	$215,537	$268,708	$326,627	$—	$3,071,422
Harmit Singh	84,638	105,101	65,758	—	630,468
Roy Bagattini	71,099	76,178	10,150	—	161,972
Seth Ellison	161,538	96,042	31,121	—	900,285
David Love	496,866	78,491	293,832	—	2,655,926
______________

(1)	The executive contribution amounts were included in fiscal 2017 compensation in the "Salary" and "Non-Equity Incentive Plan Compensation" columns of the Summary Compensation Table, as applicable.

(2)	Amounts reflect the deferred compensation plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(3)	None of the earnings/interest in this column are included in the Summary Compensation Table because they were not preferential or above market.

(4)
The following amounts were previously reported as compensation to the named executive officers in the Summary Compensation Table for fiscal years prior to fiscal 2017: Mr. Bergh ($1,907,318), Mr. Singh ($349,239), Mr. Bagattini ($402,983), Mr. Ellison ($252,495), and Mr. Love ($621,680).

(5)
The Company's contribution on behalf of Mr. Bagattini to the international supplemental retirement savings plan for mobile employees, ceased in 2016, with the Company's contributions having been disclosed in the Summary Compensation Table under All Other Compensation in the relevant periods. The amount represented is the remaining active U.S. based plan.

Potential Payments Upon Termination, Change In Control Or Corporate Transaction
Bergh Employment Agreement
On June 9, 2011, the Company and Charles V. Bergh, our President and CEO, executed an employment agreement in connection with Mr. Bergh joining the Company. As of November 26, 2017, the employment agreement provided that Mr. Bergh is eligible to receive certain benefits and payments upon his separation from the Company under certain circumstances pursuant to the terms of the Severance Plan and the EIP; provided however that if Mr. Bergh's employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason upon or within two years following a Change in Control of the Company (each, as defined in his employment agreement), 100% of Mr. Bergh's then unvested equity awards will vest in full, and all vested SARs will remain exercisable for 18 months following the date of his termination but no later than the original term/expiration date of the award.
In addition, in the event that Mr. Bergh retires, or Mr. Bergh's employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason at any time other than within two years following a Change in Control, 100% of his outstanding equity and other long-term incentive awards that have remained outstanding for at least 12 months will vest in full, and all vested SARs will remain exercisable for 18 months following the date of his termination but no later than the original term/expiration date of the award.

Mr. Bergh's right to the foregoing benefits is subject to his execution of an effective release of claims in favor of the Company and compliance with certain restrictive covenants.
Severance Plan
The Severance Plan provides for (i) 104 weeks of severance pay to Mr. Bergh and 78 weeks of severance pay to each of the other named executive officers based on their then current base salary rates, (ii) a pro-rated bonus, subject to actual financial performance but assuming individual performance at 100% of target, (iii) Company paid premiums under the Company's standard basic life insurance program of $10,000 over the duration of the severance period, up to a maximum of 18 months, and (iv) reasonable outplacement counseling and job search benefits, if the applicable executive's employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason (each, as defined in the Severance Plan, and each a "Qualified Termination"). In addition, any time-based equity awards that have been held by the executive for more than 12 months will vest as to the number of months equal to the executive's severance period (other than with respect to Mr. Bergh's equity awards, which are subject to the terms of his employment agreement). If the executive's employment ceases due to a Qualified Termination within 18 months following a Change in Control (as defined in the Severance Plan), the severance period increases to 156 weeks for Mr. Bergh and 104 weeks for the other named executive officers and any performance-based equity awards shall fully vest and time-based equity awards will fully vest if not assumed (in each case, other than with respect to Mr. Bergh's equity awards, which are subject to the terms of his employment agreement). The Severance Plan also provides that if the executive elects COBRA coverage, for the duration of the executive's severance period, up to a maximum of 18 months, the executive will only be required to pay the same share of the applicable premium for medical coverage that would apply if the executive were participating in the medical plan as an active employee. Additionally, for each executive who is eligible to be covered by the Company's retiree health benefits (if any), the Company will fully pay for retiree medical coverage for the duration of the executive's severance payment period, up to a maximum of 18 months, reduced for any months in which the executive receives subsidized COBRA coverage. Each executive's severance benefits are subject to the execution of a general release of claims agreement and will cease upon rehire by the Company or acceptance of a job with a competitor of the Company.
EIP
Under our EIP, in the event of a Corporate Transaction (as defined in the EIP) in which the surviving corporation does not assume or continue the outstanding awards or substitute similar awards for the outstanding awards, the vesting schedule of all awards held by executives that are still employed will be accelerated in full to a date prior to the effective time of the transaction as determined by the Board. If the SARs are not exercised at or prior to the effective time of the transaction, all rights to exercise them will terminate. In addition, any reacquisition or repurchase rights held by the Company with respect to outstanding stock awards shall lapse upon the effectiveness of the Corporate Transaction.
2017 Equity Awards
With respect to equity awards granted in fiscal 2017, in the event that the executive officer's employment terminates due to Retirement (as defined in the award agreement), any equity awards that have remained outstanding for at least 12 months will continue to vest through the remainder of the vesting period. In addition, in the event that the executive officer dies or his employment terminates due to Disability (as defined in the award agreement), 100% of his outstanding time-based equity awards granted in fiscal 2017 will vest in full, and all vested SARs will remain exercisable for 18 months following the date of his termination, but no later than the original term/expiration date of the award.
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of his termination, Retirement, Change in Control termination, death, Disability or Corporate Transaction. The amounts shown below assume that each named individual was employed and that his termination, retirement, Change in Control termination, death, Disability or Corporate Transaction was effective as of November 26, 2017. The actual amounts that would be paid can only be determined at the time of the actual event. The amounts also assume a share price of $87.25 for the SAR grants, which is based on the Evercore share valuation dated as of December 31, 2017.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction

Compensation:
Severance(1)	$—	$—	$5,521,080	$—	$10,842,000	$—
Equity Vesting(2)	—	9,007,369	9,007,369	8,580,047	17,010,228	17,010,228

Benefits:
COBRA & Life Insurance(3)	—	—	20,777	—	20,777	—
_____________

(1)	Based on Mr. Bergh's annual base salary of $1,390,000 and his actual AIP award earned for fiscal year 2017 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of Retirement, assumes full vesting of unvested equity awards and the target number of shares underlying performance-based equity awards that have remained outstanding for at least 12 months. In the event of a Change in Control Termination, assumes full vesting of all unvested equity awards and the target number of shares underlying performance-based equity awards. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Harmit Singh
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction

Compensation:
Severance(1)	$—	$—	$2,092,898	$—	$3,092,000	$—
Equity Vesting(2)	—	—	771,948	1,872,601	3,689,671	3,689,671

Benefits:
COBRA & Life Insurance(3)	—	—	20,777	—	20,777	—
_____________

(1)	Based on Mr. Singh's annual base salary of $773,000 and his actual AIP award earned for fiscal year 2017 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of an Involuntary Not for Cause Termination, reflects full vesting of all unvested time-based equity awards held more than 12 months. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $932,006. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Roy Bagattini
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction

Compensation:
Severance(1)	$—	$—	$1,844,378	$—	$2,782,800	$—
Equity Vesting(2)	—	—	856,235	1,918,571	3,819,096	3,819,096

Benefits:
COBRA & Life Insurance(3)	—	—	26,550	—	26,550	—
_____________

(1)	Based on Mr. Bagattini's annual base salary of $773,000 and his actual AIP award earned for fiscal year 2017 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of an Involuntary Not for Cause Termination, reflects full vesting of all unvested time-based equity awards held more than 12 months. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $817,238. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Seth Ellison
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction

Compensation:
Severance(1)	$—	$—	$2,007,236	$—	$2,469,600	$—
Equity Vesting(2)	—	—	394,152	1,341,030	2,182,232	2,182,232

Benefits:
COBRA & Life Insurance(3)	—	—	15,804	—	15,804	—
_____________

(1)	Based on Mr. Ellison's annual base salary of $686,000 and his actual AIP award earned for fiscal year 2017 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of an Involuntary Not for Cause Termination, reflects full vesting of all unvested time-based equity awards held more than 12 months. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $407,243. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

David Love
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction
Compensation:
Severance(1)	$—	$—	$1,639,400	$—	$2,520,000	$—
Equity Vesting(2)	—	—	345,937	1,036,686	2,070,020	2,070,020

Benefits:
COBRA & Life Insurance(3)	—	—	29,290	—	29,290	—
_____________

(1)	Based on Mr. Love's annual base salary of $700,000 and his actual AIP award earned for fiscal year 2017 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of an Involuntary Not for Cause Termination, reflects full vesting of all unvested time-based equity awards held more than 12 months. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $365,111. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2017:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Stephen C. Neal(3)	$215,000	$234,956	$29,093	$479,049
Troy Alstead	120,000	134,994	14,345	269,339
Jill Beraud	100,000	134,994	9,135	244,129
Robert A. Eckert	120,000	134,994	25,293	280,287
Spencer Fleischer(4)	115,000	134,994	16,082	266,076
Mimi L. Haas	100,000	134,994	7,852	242,846
Peter E. Haas, Jr.	100,000	134,994	10,268	245,262
Christopher J. McCormick	100,000	134,994	5,738	240,732
Jenny Ming	100,000	134,994	11,099	246,093
Patricia Salas Pineda(5)	100,000	134,994	31,962	266,956
___________

(1)
These amounts reflect the aggregate grant date fair value of RSUs granted under the EIP in 2017 computed in accordance with FASB ASC 718. Please refer to Note 1 and Note 11 to our audited consolidated financial statements included in this report for the relevant assumptions used to determine these awards. The grant date fair value of the RSUs is based on the fair market value of the Company's common stock as of the grant date established by the Evercore valuation process less future expected dividends during the vesting period. The following table shows as of November 26, 2017, the aggregate number of outstanding RSUs held by each person who was a director in fiscal 2017, which number includes any RSUs that were vested but deferred and RSUs that were not vested as of such date:

Name	Aggregate Outstanding RSUs
Stephen C. Neal	11,904
Troy Alstead	7,631
Jill Beraud	4,915
Robert A. Eckert	13,965
Spencer Fleischer	9,120
Mimi L. Haas	4,235
Peter E. Haas, Jr.	5,506
Christopher J. McCormick	3,660
Jenny Ming	6,874
Patricia Salas Pineda	9,294

(2)	This column includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2017 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted
Stephen C. Neal	$21,593
Troy Alstead	14,345
Jill Beraud	9,135
Robert A. Eckert	25,293
Spencer Fleischer	16,082
Mimi L. Haas	7,852
Peter E. Haas, Jr.	10,268
Christopher J. McCormick	5,738
Jenny Ming	11,099
Patricia Salas Pineda	24,462

(3)
Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan for Executives and Outside Directors. Mr. Neal’s 2017 amount in the "All Other Compensation" column includes charitable matches of $7,500.

(4)	Mr. Fleischer elected to defer 100% of his director's fees under the Deferred Compensation Plan for Executives and Outside Directors.

(5)	Ms. Pineda's 2017 amount in the "All Other Compensation" column includes charitable matches of $7,500.

Board compensation is reviewed by the NG&CC Committee and approved by the Board. In fiscal 2017, director compensation consisted of an annual retainer paid in cash and equity compensation in the form of RSUs. Committee chairpersons also received an additional cash retainer, as described below.
Annual Cash Retainer
In fiscal 2017, each non-employee director received compensation consisting of an annual cash retainer fee of $100,000 and was eligible to participate in the provisions of the Deferred Compensation Plan for Executives and Outside Directors that apply to directors. In fiscal 2017, Mr. Neal and Mr. Fleischer participated in this Deferred Compensation Plan for Executives and Outside Directors.
Equity Compensation
In fiscal 2017, each non-employee director also received an annual equity award in the form of RSUs which are granted under the EIP. The annual equity award value in the form of RSUs granted under the EIP is $135,000. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Evercore valuation process.
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
Under the terms of the EIP, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all stockholders. Therefore, all directors who held RSUs as of February 10, 2017 and as of October 6, 2017, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
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
Compensation Committee Interlocks and Insider Participation
The HR Committee serves as the compensation committee of our Board. Its members are Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr., and Ms. Pineda. In 2017, no member of the HR Committee was a current officer or employee of ours. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement described below. The following table contains information about the beneficial ownership of our common stock as of February 5, 2018, by:

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
As of February 5, 2018, there were 266 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,521,447 shares of common stock outstanding as of February 5, 2018. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Mimi L. Haas	6,521,732		17.4%
Peter E. Haas Jr.	5,734,945	(1)	15.3%
Margaret E. Haas	4,449,581	(2)	11.9%
Robert D. Haas	3,931,642	(3)	10.5%
Peter E. Haas Jr. Family Fund	2,911,770	(4)	7.8%
Daniel S. Haas	2,021,597	(5)	5.4%
Troy Alstead	5,877		*
Jill Beraud	5,877		*
Robert A. Eckert	5,621		*
Spencer Fleischer	666		—
Christopher J. McCormick	666		—
Jenny Ming	—		—
Stephen C. Neal	23,508		*
Patricia Salas Pineda	14,174		*
Charles V. Bergh	559,060	(6)	1.5%
David Love	80,078	(7)	—
Harmit Singh	28,829	(8)	*
Seth M. Ellison	19,369	(9)	*
Roy Bagattini	12,165	(10)	*
Directors and executive officers as a group (22 persons)	13,156,102	(11)	35.1%

* Less than 1%.
_____________

(1)
Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities, and for which Mr. Haas shares voting and investment power. Includes an aggregate of 1,334,583 shares held by trusts, of which Mr. Haas is trustee, for the benefit of his children, grandchildren, and stepdaughter. Mr. Haas has sole voting and investment power over these shares. Includes 40,000 shares held by Mr. Haas' spouse over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of all these listed shares.

(2)
Includes 1,877,592 shares held in trusts and a limited liability company, of which Ms. Haas is trustee and managing member, respectively, for the benefit of Ms. Haas' son. Ms. Haas has sole voting and investment power over these shares. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is board chair, for the benefit of charitable entities and for which Ms. Haas shares voting and investment power. Ms. Haas disclaims beneficial ownership of all these listed shares.

(3)
Includes 7,795 shares held jointly by Mr. Haas and his spouse and, as co-trustees, they share voting and investment power. Includes 1,166,141 shares held by a trust, of which Mr. Haas is trustee, for the benefit of his daughter. Mr. Haas has sole voting and investment power over these shares. Includes 1,023,645 shares held by Mr. Haas' spouse directly and in trusts over which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of all these listed shares.

(4)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above. Mr. Haas disclaims beneficial ownership of these shares.

(5)
Includes 261,027 shares held in a trust for the benefit of Mr. Haas' cousin and 58,936 shares held in a trust for the benefit of his aunt. Mr. Haas disclaims beneficial ownership of all these listed shares.

(6)	Represents the number of shares that Mr. Bergh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 5, 2018.

(7)	Includes the number of shares that Mr. Love has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 5, 2018.

(8)	Represents the number of shares that Mr. Singh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 5, 2018.

(9)	Includes the number of shares that Mr. Ellison has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 5, 2018.

(10)	Represents the number of shares that Mr. Bagattini has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 5, 2018.

(11)	Includes 781,407 shares that our executive officers have the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of February 5, 2018.

Equity Compensation Plan Information
The following table sets forth certain information, as of November 26, 2017, with respect to the EIP, our only equity compensation plan. This plan was amended and restated by the Board in February 2016 and approved by our stockholders at the Annual Meeting of Stockholders in April 2016. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
3,851,165	1,521,104	$57.04	3,253,994
_____________

(1)	Includes only SARs and stock settled director RSUs.

(2)
Represents the number of shares of common stock the SARs and stock settled director RSUs would convert to if exercised November 26, 2017, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of outstanding dilutive SARs, less shares issued in connection with converted RSUs, less securities expected to be issued in the future upon conversion of outstanding RSUs. The EIP provides for an award pool of 8,000,000 shares of Company common stock that may be subject to awards under the plan. The 3,253,994 shares in the table above reflects the potential number of shares which could be issued pursuant to future awards. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or awards which are canceled and regranted in accordance with the terms of the plan; (iii) shares covered by an award that may only be settled in cash per the terms of the award which do not count against the plan's award pool; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

Stockholders' Agreement
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives and are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity. The Stockholders' Agreement will terminate on April 15, 2019 (unless extended for a maximum of two, two-year periods), or earlier upon the first of the following to occur: (1) the Company's receipt of a written notice signed by stockholders holding at least two-thirds of the shares of common stock seeking to terminate the Stockholders' Agreement, or (2) 180 days following the consummation of an initial public offering ("IPO") (or such earlier date following the consummation of an IPO that the Company's Board of Directors may determine).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Elizabeth O'Neill, Senior Vice President and Chief Supply Chain Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During 2017, we donated $7.3 million to the Levi Strauss Foundation.
Mimi L. Haas, one of our Board members, has a daughter-in-law who is employed by the Company in a non-executive position. This employee's total compensation was approximately $150,000 in fiscal year 2017.
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
Charles V. Bergh, who serves as our full-time President and Chief Executive Officer, is not considered independent due to his employment with the Company. Mimi L. Haas is not considered independent due to the Company's employment of her daughter-in-law. The Board does not have a lead director.

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

Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2017 and 2016:

	Year Ended
	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Services provided:
Audit fees(1)	$6,058	$5,733
Audit-related fees	—	—
Tax fees	689	599
All other fees(2)	22	228
Total fees	$6,769	$6,560
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

4.2
Indenture, relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Commission on March 3, 2017.

4.3
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

10.2	Excess Benefit Restoration Plan. Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.3	Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.4	First Amendment to Supplemental Benefit Restoration Plan. Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.5	Severance Plan for the Worldwide Leadership Team effective March 1, 2017. *

10.6	Annual Incentive Plan, effective November 25, 2013. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 6, 2014.*

10.7
Deferred Compensation Plan for Executives and Outside Directors, Amended and Restated, effective January 1, 2011. Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.8
First Amendment to Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011. Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed with the Commission on February 7, 2012.*

10.9
Levi Strauss & Co. 2016 Equity Incentive Plan, as amended and restated to date. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2016.*

10.10
Rabbi Trust Agreement, effective January 1, 2003, between Registrant and Boston Safe Deposit and Trust Company. Incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K filed with the Commission on February 12, 2003.*

10.11	Form of stock appreciation right award agreement. Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Commission on July 19, 2006.*

10.12	Director Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on July 10, 2008.

10.13
Second Amendment to Lease, dated November 12, 2009, by and among Registrant, Blue Jeans Equities West, a California general partnership, Innsbruck LP, a California limited partnership, and Plaza GB LP, a California limited partnership. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on November 25, 2009.

10.14
Employment Agreement between Registrant and Charles V. Bergh, dated June 9, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on June 16, 2011.*

10.15
U.S. Security Agreement, dated September 30, 2011, by Registrant and certain subsidiaries of the Registrant in favor of JP Morgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2011.

10.16
Employment Offer Letter between Harmit Singh and Registrant, dated December 10, 2012. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 13, 2012.*

10.17
Amendment to Employment Agreement, effective as of May 8, 2012, between Registrant and Charles V. Bergh. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012.*

10.18
Employment Offer Letter between Roy Bagattini and Registrant, dated April 29, 2016. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on May 6, 2016.*

10.19
Separation Agreement and General Release between Anne Rohosy and Registrant, dated February 25, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2016.

10.20	Forms of stock appreciation rights award agreements. Incorporated by reference to Exhibit 10.23 to Registrant's Current Report on Form 10-K filed with the Commission on February 12, 2015.*

10.21
Master Services Agreement, by and between Registrant and Wipro Limited, dated as of November 7, 2014. Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K/A filed with the Commission on June 4, 2015. **

10.22
Exhibits to the Master Services Agreement, by and between Registrant and Wipro Limited. Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K/A filed with the Commission on June 4, 2015.**

10.23
First Amendment to Stockholders' Agreement, dated December 22, 2014. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 23, 2014.

10.24	Employment Offer Letter between Seth Ellison and Registrant, dated July 18, 2013, and Extension of Assignment Letter, dated July 6, 2016.*

10.25	Employment Offer Letter between David Love and Registrant, dated September 19, 2016.*

10.26
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

10.27
Form of Stock Appreciation Right Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.28
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.29
Form of Performance Vested Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2017.*

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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 26, 2017	$11,974	$1,645	$1,893	$11,726
November 27, 2016	$11,025	$2,195	$1,246	$11,974
November 29, 2015	$12,704	$1,875	$3,554	$11,025

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 26, 2017	$36,457	$211,741	$200,797	$47,401
November 27, 2016	$34,021	$195,718	$193,282	$36,457
November 29, 2015	$32,191	$152,471	$150,641	$34,021

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 26, 2017	$105,477	$342,169	$312,507	$135,139
November 27, 2016	$86,274	$325,843	$306,640	$105,477
November 29, 2015	$98,416	$306,497	$318,639	$86,274

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions	Balance at End of Period
	(Dollars in thousands)
November 26, 2017	$68,212	$(19,301)	$10,219	$38,692
November 27, 2016	$75,753	$(2,514)	$5,027	$68,212
November 29, 2015	$89,814	$—	$14,061	$75,753
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 7, 2018		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 7, 2018
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 7, 2018
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	February 7, 2018
Troy Alstead

/s/ JILL BERAUD	Director	Date:	February 7, 2018
Jill Beraud

/s/ ROBERT A. ECKERT	Director	Date:	February 7, 2018
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	February 7, 2018
Spencer C. Fleischer

/s/ MIMI L. HAAS	Director	Date:	February 7, 2018
Mimi L. Haas

/s/ PETER E. HAAS JR.	Director	Date:	February 7, 2018
Peter E. Haas Jr.

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	February 7, 2018
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	February 7, 2018
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 7, 2018
Patricia Salas Pineda

/s/ GAVIN BROCKETT	Senior Vice President and Global Controller	Date:	February 7, 2018
Gavin Brockett	(Principal Accounting Officer)