Form 10-Q
period 2018-02-25
LEVI STRAUSS & CO
filed 2018-04-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 25, 2018
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
_________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "Large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Common Stock $.01 par value — 37,676,588 shares outstanding on April 5, 2018

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 25, 2018	November 26, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$590,230	$633,622
Trade receivables, net of allowance for doubtful accounts of $11,282 and $11,726	428,469	485,485
Inventories:
Raw materials	3,437	3,858
Work-in-process	3,576	3,008
Finished goods	819,430	752,530
Total inventories	826,443	759,396
Other current assets	137,922	118,724
Total current assets	1,983,064	1,997,227
Property, plant and equipment, net of accumulated depreciation of $972,035 and $951,249	414,952	424,463
Goodwill	238,734	237,327
Other intangible assets, net	42,885	42,893
Deferred tax assets, net	413,486	537,923
Other non-current assets	125,188	118,005
Total assets	$3,218,309	$3,357,838

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$24,850	$38,451
Accounts payable	305,219	289,505
Accrued salaries, wages and employee benefits	182,933	227,251
Restructuring liabilities	757	786
Accrued interest payable	17,076	6,327
Accrued income taxes	42,374	16,020
Other accrued liabilities	336,607	300,730
Total current liabilities	909,816	879,070
Long-term debt	1,062,355	1,038,860
Long-term capital leases	16,340	16,524
Postretirement medical benefits	86,551	89,248
Pension liability	247,501	314,525
Long-term employee related benefits	81,602	90,998
Long-term income tax liabilities	21,712	20,457
Other long-term liabilities	75,796	78,733
Total liabilities	2,501,673	2,528,415
Commitments and contingencies
Temporary equity	160,036	127,035

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,678,685 shares and 37,521,447 shares issued and outstanding	377	375
Accumulated other comprehensive loss	(399,214)	(404,381)
Retained earnings	949,315	1,100,916
Total Levi Strauss & Co. stockholders’ equity	550,478	696,910
Noncontrolling interest	6,122	5,478
Total stockholders’ equity	556,600	702,388
Total liabilities, temporary equity and stockholders’ equity	$3,218,309	$3,357,838

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands) (Unaudited)
Net revenues	$1,343,685	$1,101,991
Cost of goods sold	605,561	537,438
Gross profit	738,124	564,553
Selling, general and administrative expenses	564,025	456,213
Operating income	174,099	108,340
Interest expense	(15,497)	(19,934)
Other (expense) income, net	(9,577)	408
Income before income taxes	149,025	88,814
Income tax expense	167,654	28,693
Net (loss) income	(18,629)	60,121
Net (income) loss attributable to noncontrolling interest	(383)	22
Net (loss) income attributable to Levi Strauss & Co.	$(19,012)	$60,143

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands) (Unaudited)
Net (loss) income	$(18,629)	$60,121
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,360	3,691
Net investment hedge losses	(22,848)	—
Foreign currency translation gains	19,781	7,684
Unrealized gains on marketable securities	290	1,000
Total other comprehensive income, before related income taxes	583	12,375
Income taxes benefit (expense) related to items of other comprehensive income	4,846	(2,811)
Comprehensive (loss) income, net of income taxes	(13,200)	69,685
Comprehensive (income) loss attributable to noncontrolling interest	(644)	214
Comprehensive (loss) income attributable to Levi Strauss & Co.	$(13,844)	$69,899

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(18,629)	$60,121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,821	27,386
Unrealized foreign exchange losses	10,022	5,373
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	10,303	(9,076)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	3,360	3,682
Stock-based compensation	5,256	2,350
Other, net	1,624	1,554
Provision for deferred income taxes	129,542	12,952
Change in operating assets and liabilities:
Trade receivables	59,497	69,935
Inventories	(61,867)	(53,432)
Other current assets	(16,100)	(1,961)
Other non-current assets	(3,405)	(2,928)
Accounts payable and other accrued liabilities	14,659	4,611
Restructuring liabilities	(44)	(2,652)
Income tax liabilities	26,194	4,780
Accrued salaries, wages and employee benefits and long-term employee related benefits	(126,939)	(72,555)
Other long-term liabilities	(124)	(1,091)
Net cash provided by operating activities	66,170	49,049
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(30,996)	(25,073)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(10,303)	9,076
Net cash used for investing activities	(41,299)	(15,997)
Cash Flows from Financing Activities:
Proceeds from short-term credit facilities	17,511	9,911
Repayments of short-term credit facilities	(16,944)	(7,774)
Other short-term borrowings, net	(14,537)	(8,288)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(14,844)	(193)
Dividend to stockholders	(45,000)	(35,000)
Other financing, net	(41)	(1,158)
Net cash used for financing activities	(73,855)	(42,502)
Effect of exchange rate changes on cash and cash equivalents	5,592	2,510
Net decrease in cash and cash equivalents	(43,392)	(6,940)
Beginning cash and cash equivalents	633,622	375,563
Ending cash and cash equivalents	$590,230	$368,623

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$10,574	$7,103
Property, plant and equipment additions due to build-to-suit lease transactions	723	—

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1,628	$1,456
Cash paid for income taxes during the period, net of refunds	11,939	11,677

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 26, 2017, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 7, 2018.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 25, 2018 may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2018.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2018 and 2017 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Certain insignificant amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been conformed to the February 25, 2018 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

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
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2017 Annual Report on Form 10-K, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2019

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration they expect to receive in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in the process of evaluating the new standard against its existing accounting policies to determine the effect the guidance will have on its consolidated financial statements. Based on the assessment to date, the Company believes that some of the potential impacts of implementing this standard will be that allowances for estimated returns, discounts and retailer promotions and other similar incentives will be presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns will be included as other current assets rather than inventories. The Company continues to assess the new standard, including the impact on processes, disclosures and internal control over financial reporting.

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a twelve month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company is in the process of gathering information to evaluate real estate, personal property, and other arrangements that may meet the definition of a lease. Given the significant number of leases, the Company anticipates the new guidance will have a material impact on the consolidated balance sheets.

•
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act (the "Tax Act") on items within accumulated other comprehensive income (loss). The guidance will be effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 25, 2018			November 26, 2017
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$31,857	$31,857	$—	$31,139	$31,139	$—
Forward foreign exchange contracts(3)	9,875	—	9,875	6,296	—	6,296
Total	$41,732	$31,857	$9,875	$37,435	$31,139	$6,296
Financial liabilities carried at fair value
Forward foreign exchange contracts(3)	$33,148	$—	$33,148	$23,799	$—	$23,799
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

(3)
The Company’s over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Effective as of the first quarter of 2018, the Company recorded and presented the fair values of derivative over-the-counter forward foreign exchange contracts on a gross basis in its consolidated balance sheets, including those subject to master netting arrangements. The comparative period was revised to reflect the change from a net basis to a gross basis.

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 25, 2018		November 26, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$492,071	$501,754	$485,419	$507,185
3.375% senior notes due 2027(1)	586,855	606,369	559,037	590,266
Short-term borrowings	25,181	25,181	38,727	38,727
Total	$1,104,107	$1,133,304	$1,083,183	$1,136,178
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of February 25, 2018, the Company had forward foreign exchange contracts to buy $681.6 million and to sell $250.7 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2019.
Effective as of the first quarter of 2018, the Company recorded and presented the fair value of its derivative assets and liabilities on a gross basis in the consolidated balance sheets based on contractual maturity dates, including those subject to master netting arrangements. The comparative period was revised to reflect the change from a net basis to a gross basis.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 25, 2018			November 26, 2017
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$9,875	$—	$9,875	$6,296	$—	$6,296
Forward foreign exchange contracts(2)	—	(33,148)	(33,148)	—	(23,799)	(23,799)
Total	$9,875	$(33,148)		$6,296	$(23,799)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(585,628)		$—	$(562,780)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

The Company's over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis; however, the Company records the fair value on a gross basis on its consolidated balance sheets based on maturity dates, including those subject to master netting arrangements. The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	February 25, 2018			November 26, 2017
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$5,760	$(5,760)	$—	$3,218	$(3,146)	$72
Financial liabilities	(30,747)	5,760	(24,987)	(20,876)	3,146	(17,730)
Total			$(24,987)			$(17,658)
Embedded derivative contracts
Financial assets	$4,115	$—	$4,115	$3,078	$—	$3,078
Financial liabilities	(2,401)	—	(2,401)	(2,923)	—	(2,923)
Total			$1,714			$155

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company's consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), Net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Three Months Ended
	February 25, 2018	November 26, 2017	February 25, 2018	February 26, 2017
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$—
Euro-denominated senior notes	(98,544)	(75,697)	—	—
Cumulative income taxes	41,304	35,253
Total	$(72,414)	$(55,618)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(10,303)	$9,076
Unrealized loss	(5,784)	(19,320)
Total	$(16,087)	$(10,244)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

NOTE 4: DEBT
The following table presents the Company's debt:

	February 25, 2018	November 26, 2017
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$484,154	$483,683
3.375% senior notes due 2027	578,201	555,177
Total long-term debt	$1,062,355	$1,038,860
Short-term debt
Short-term borrowings	$24,850	$38,451
Total debt	$1,087,205	$1,077,311
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility was $744.6 million at February 25, 2018, as the Company's total availability of $789.5 million was reduced by $44.9 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 25, 2018 was 4.77%, as compared to 6.67% in the same period of 2017.
NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands)
Net periodic benefit cost:
Pension Benefits	$849	$2,892
Postretirement Benefits	926	1,148
Net periodic benefit cost	$1,775	$4,040

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of the operating regions and as such, is subject to numerous countries complex customs laws and regulations with respect to our import and export activity. The Company is currently undergoing audit assessments and the related legal appeal processes with various customs authorities. While the Company is vigorously defending its position and does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
NOTE 7: DIVIDEND
In the first quarter of 2018, the Company's Board of Directors declared a cash dividend of $90 million, payable in two $45 million installments. The Company paid the first installment in the first quarter of 2018. The second installment of $45 million is expected to be paid in the fourth quarter of 2018 based on the holders of record on October 5, 2018, and was recorded in "Other accrued liabilities" in the Company's consolidated balance sheets.
The Company does not have an established dividend policy. The Company will continue to review its ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.
NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	February 25, 2018	November 26, 2017
	(Dollars in thousands)
Pension and postretirement benefits	$(229,722)	$(232,181)
Net investment hedge losses	(72,414)	(55,618)
Foreign currency translation losses	(91,539)	(111,092)
Unrealized gains on marketable securities	4,261	4,048
Accumulated other comprehensive loss	(389,414)	(394,843)
Accumulated other comprehensive income attributable to noncontrolling interest	9,800	9,538
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(399,214)	$(404,381)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than insignificant amounts that pertain to the Company's pension and postretirement benefit plans. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands)
Foreign exchange management losses(1)	$(16,087)	$(10,244)
Foreign currency transaction gains(2)	3,317	9,676
Interest income	2,429	617
Investment income	428	353
Other, net	336	6
Total other (expense) income, net	$(9,577)	$408
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in the three-month period ended February 25, 2018 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the British Pound. Losses in the three-month period ended February 26, 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in the three-month period ended February 25, 2018 were primarily due to the strengthening of the Euro against the US dollar. Gains in the three-month period ended February 26, 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar.

NOTE 10: INCOME TAXES
On December 22, 2017, the Tax Act was enacted in the U.S. This U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, the Company will apply a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of U.S. tax reform resulted in a provisional charge of $136 million to tax expense in the first-quarter of fiscal year 2018. This charge was primarily comprised of a $99 million re-measurement of the Company's deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future as well as a $37 million one-time U.S. transition tax on undistributed foreign earnings.
The provisions in the Tax Act are complex and broad. All components of the provisional charge of $136 million are based on the Company’s estimates as of February 25, 2018. Specifically, the transition tax and the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of February 25, 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, any legislative action to address uncertainties that arise because of the Tax Act, changes to estimates the Company has utilized to calculate the provisional impacts, and additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined during a measurement period granted by the Securities and Exchange Commission of up to one year after the enactment date of the Tax Act to finalize the accounting of the related income tax impacts, not to exceed 12 months from the date of U.S. tax reform enactment.
In addition, the Company is still evaluating the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and their impact, if any, on the consolidated financial statements beginning fiscal year 2019, including whether the Company adopts an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into the Company's measurement of deferred taxes. As a result, the Company has not included an estimate of the tax expense related to this item as of February 25, 2018.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2018

The effective income tax rate was 112.5% for the three months ended February 25, 2018, compared to 32.3% for the same period ended February 26, 2017. The increase in the effective tax rate in 2018 as compared to 2017 was driven by a 91% one-time tax charge related to the impact of U.S. tax reform described above, partially offset by a 4.4% discrete tax benefit recognized in the quarter attributable to excess tax benefits on equity compensation.
NOTE 11: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Elizabeth O'Neill, Senior Vice President and
Chief Supply Chain Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month period ended February 25, 2018, the Company donated $6.5 million to the Levi Strauss Foundation as compared to $6.3 million for the same prior-year period.
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
Business segment information for the Company is as follows:

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in thousands)
Net revenues:
Americas	$657,197	$577,907
Europe	452,722	310,317
Asia	233,766	213,767
Total net revenues	$1,343,685	$1,101,991
Operating income:
Americas	$111,245	$90,342
Europe	115,286	64,539
Asia	40,709	35,941
Regional operating income	267,240	190,822
Corporate:
Other corporate staff costs and expenses	93,141	82,482
Corporate expenses	93,141	82,482
Total operating income	174,099	108,340
Interest expense	(15,497)	(19,934)
Other (expense) income, net	(9,577)	408
Income before income taxes	$149,025	$88,814

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ ("Signature") and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products in the United States primarily through chain retailers and department stores; and outside of the United States primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops. We also distribute our Levi’s® and Dockers® products through 762 company-operated retail stores located in 32 countries, including the United States, and through the e-commerce sites we operate. Our company-operated retail stores and e-commerce sites generated approximately 33% of our net revenues in the first three months of 2018, as compared to 32% in the same period in 2017, with our e-commerce sites representing approximately 17% of this revenue in 2018, as compared to 16% in the same period in 2017. In addition, we distribute our Levi’s® and Dockers® products through e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 51% of our net revenues and 58% of our regional operating income in the first three months of 2018, as compared to 48% of our net revenues and 53% of our regional operating income in the same period in 2017. Sales of Levi’s® brand products represented approximately 89% and 88% of our total net sales in the first three-month periods of 2018 and 2017, respectively.
Trends Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:

•
Factors that impact consumer discretionary spending, which remains volatile globally, continue to create a complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting in consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and convenience with the off-price retail channel remaining strong and increased expectation for real-time delivery.

•
More competitors are seeking growth globally, thereby raising the competitiveness across regions. Some of these competitors are entering into markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by mixed growth prospects due to increased competition from e-commerce shopping, pricing transparency enabled by proliferation of online technologies, and vertically-integrated specialty stores. Retailers, including our top customers, may decide to consolidate, undergo restructurings or rationalize their stores which could result in reduction in the number of stores that carry our products.

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

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro and British Pound, will impact our financial results, affecting translation, and revenue, operating margins and net income.

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. Most recently, the U.S. enacted new tax legislation, which is intended to stimulate economic growth and capital investments in the U.S. by, amongst its other provisions, lowering tax rates for both corporations and individuals alike. In addition, the current domestic and international political environment, including potential changes to other U.S. policies related to global trade and tariffs, have also resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current business practices and, could have material adverse effect on our business and results of operations.
These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies. For more information on the risk factors affecting our business, see our 2017 Annual Report on Form 10-K, Item 1A "Risk Factors".
Our First Quarter 2018 Results

•
Net revenues. Compared to the first quarter of 2017, consolidated net revenues increased 22% on a reported basis and increased 16% on a constant-currency basis driven by broad-based Levi's brand growth across all regions and channels.

•
Gross margin. Compared to the first quarter of 2017, consolidated gross margin percentage increased 3.7% primarily due to our retail growth, lower product sourcing costs and favorable transactional currency impacts.

•
Operating income. Compared to the first quarter of 2017, consolidated operating income increased by 61% and operating margin increased to 13.0%, primarily reflecting higher net revenues and improved gross margin, partially offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network and higher advertising and promotion expense.

•
Net (loss) income. The consolidated net loss of $18.6 million is primarily due to the $136 million charge from the transitional impact from the 2017 Tax Cuts and Jobs Act. This compares to net income of $60.1 million in the first quarter of 2017.

•
Cash flows. Cash flows provided by operating activities were $66 million for the three-month period in 2018 as compared to $49 million for the same period in 2017; the increase reflects higher cash received from customers partially offset by an increase in cash used for inventory purchases and higher payments related to SG&A.

Financial Information Presentation
Fiscal year.    Our fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of fiscal years 2018 and 2017 consists of 13 weeks.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia.
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated e-commerce sites and stores and at our company-operated shop-in-shops located within department stores. Net revenues include discounts, allowances for estimated returns and incentives.

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

Results of Operations for Three Months Ended February 25, 2018, as Compared to Same Period in 2017
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 25, 2018	February 26, 2017	% Increase (Decrease)	February 25, 2018	February 26, 2017
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,343.7	$1,102.0	21.9%	100.0%	100.0%
Cost of goods sold	605.6	537.5	12.7%	45.1%	48.8%
Gross profit	738.1	564.5	30.8%	54.9%	51.2%
Selling, general and administrative expenses	564.0	456.2	23.6%	42.0%	41.4%
Operating income	174.1	108.3	60.8%	13.0%	9.8%
Interest expense	(15.5)	(19.9)	(22.1)%	(1.2)%	(1.8)%
Other (expense) income, net	(9.6)	0.4	*	(0.7)%	—
Income before income taxes	149.0	88.8	67.8%	11.1%	8.1%
Income tax expense	167.6	28.7	484.0%	12.5%	2.6%
Net (loss) income	(18.6)	60.1	(130.9)%	(1.4)%	5.5%
Net (income) loss attributable to noncontrolling interest	(0.4)	—	—	—	—
Net (loss) income attributable to Levi Strauss & Co.	$(19.0)	$60.1	(131.6)%	(1.4)%	5.5%
_____________

* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended
			% Increase
	February 25, 2018	February 26, 2017	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$657.2	$577.9	13.7%	12.5%
Europe	452.7	310.3	45.9%	29.6%
Asia	233.8	213.8	9.4%	4.6%
Total net revenues	$1,343.7	$1,102.0	21.9%	16.1%
Total net revenues increased on both a reported and constant-currency basis for the three-month period ended February 25, 2018, as compared to the same prior-year period.
Americas.    On both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month period ended February 25, 2018, with currency affecting net revenues favorably by approximately $6 million.
Excluding the effects of currency, the increase in net revenues for the three-month period ended February 25, 2018 was driven by the United States and due to higher wholesale revenues in our Levi's®, Denizen® and Signature brands and the strong performance of our company-operated retail network, primarily outlet. The growth reflects the recent improvement in the retail environment, including a stronger holiday season in the US.
Europe.    Net revenues in Europe increased on both a reported basis and constant-currency basis for the three-month period ended February 25, 2018, with currency affecting net revenues favorably by approximately $39 million.
Constant-currency net revenues increased for the three-month period ended February 25, 2018 as a result of strong performance in all channels largely driven by our expanded tops and women's products.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month period ended February 25, 2018, with currency affecting net revenues favorably by approximately $10 million.
Excluding the effects of currency, the increase in net revenues for the three-month period ended February 25, 2018 was primarily due to the expansion of our company-operated retail network, particularly company-operated outlet. This was partially offset by lower franchised store revenues.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 25, 2018	February 26, 2017	% Increase
	(Dollars in millions)
Net revenues	$1,343.7	$1,102.0	21.9%
Cost of goods sold	605.6	537.5	12.7%
Gross profit	$738.1	$564.5	30.8%
Gross margin	54.9%	51.2%
Currency translation favorably impacted gross profit by approximately $32 million for the three-month period ended February 25, 2018. Gross margin increased primarily due to revenue growth in our company-operated retail network, lower product sourcing costs and the favorable transactional currency impacts.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 25, 2018	February 26, 2017	% Increase	February 25, 2018	February 26, 2017
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$254.0	$210.0	21.0%	18.9%	19.1%
Advertising and promotion	76.2	52.7	44.6%	5.7%	4.8%
Administration	108.6	84.6	28.4%	8.1%	7.7%
Other	125.2	108.9	15.0%	9.3%	9.9%
Total SG&A	$564.0	$456.2	23.6%	42.0%	41.4%

Currency impacted SG&A unfavorably by approximately $18 million for the three-month period ended February 25, 2018.
Selling.  Currency impacted selling expenses unfavorably by approximately $11 million for the three-month period ended February 25, 2018. Higher selling expenses primarily reflected costs associated with the growth of our company-operated retail network. We had 56 more company-operated stores at the end of the first quarter of 2018 than we did at the end of the first quarter of 2017.
Advertising and promotion.   Currency impacted advertising and promotion expenses unfavorably by approximately $2 million for the three-month period ended February 25, 2018. Advertising and promotion expenses increased due to a higher investment in advertising.
Administration.    Administration expenses include functional administrative and organization costs. Currency impacted administration expenses unfavorably by approximately $2 million for the three-month period ended February 25, 2018. As compared to the same prior-year period, administration expenses in 2018 reflect higher stock-based and incentive compensation reflecting outperformance against our internally set objectives.
Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency impacted SG&A other costs unfavorably by approximately $3 million for the three-month period ended February 25, 2018. The increase in SG&A other costs is primarily due to higher distribution and information technology expenses.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 25, 2018	February 26, 2017	% Increase	February 25, 2018		February 26, 2017
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$111.2	$90.4	23.0%	16.9%		15.6%
Europe	115.3	64.5	78.8%	25.5%		20.8%
Asia	40.7	35.9	13.4%	17.4%		16.8%
Total regional operating income	267.2	190.8	40.0%	19.9%	*	17.3%	*
Corporate:
Other corporate staff costs and expenses	93.1	82.5	12.8%	6.9%	*	7.5%	*
Corporate expenses	93.1	82.5	12.8%	6.9%	*	7.5%	*
Total operating income	$174.1	$108.3	60.8%	13.0%	*	9.8%	*
Operating margin	13.0%	9.8%
______________
 * Percentage of consolidated net revenues
Currency translation favorably affected total operating income by approximately $14 million for the three-month period ended February 25, 2018.
Regional operating income.

•
Americas. Currency translation favorably affected operating income by approximately $2 million for the three-month period ended February 25, 2018. The increase in operating income is due to higher net revenues and gross margin, partially offset by higher SG&A expense to support retail growth and higher advertising and promotion expense.

•
Europe. Currency translation favorably affected operating income in the region by approximately $11 million for the three-month period ended February 25, 2018. The increase in operating income is due to higher net revenues, partially offset by increased investment in retail expansion and advertising.

•
Asia. Currency translation favorably affected operating income by approximately $2 million for the three-month period ended February 25, 2018. The increase in operating income is due to higher net revenues and gross margin, partially offset by higher SG&A expense to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 25, 2018. The increase in corporate expense for the three-month period ended February 25, 2018 is primarily due to an increase in administration expenses relating to incentive compensation, partially offset by purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.
Interest expense
Interest expense was $15.5 million for the three-month period ended February 25, 2018, as compared to $19.9 million for the same prior-year period. The decrease in interest expense was primarily related to lower average borrowing rates in 2018 resulting from our 2017 debt refinancing activities.
Our weighted-average interest rate on average borrowings outstanding during the three months ended February 25, 2018 was 4.77%, as compared to 6.67% in the same period in 2017.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended February 25, 2018, we recorded expense of $9.6 million, as compared to income of $0.4 million for the same prior-year period. The expense in the three-month period in 2018 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances. The income in the three-month period in 2017 primarily reflected net gains on our foreign currency denominated balances, mostly offset by net losses on our foreign exchange derivatives.
Income tax expense
On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted in the U.S. (the "Tax Act"). This U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, we will apply a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of U.S. tax reform resulted in a provisional charge of $136 million to tax expense in the first-quarter of fiscal year 2018. This charge was primarily comprised of a $99 million re-measurement of our deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future as well as a $37 million one-time U.S. transition tax on undistributed foreign earnings.
The provisions in the Tax Act are complex and broad. All components of the provisional charge of $136 million are based on our estimates as of February 25, 2018. Specifically, the transition tax and the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of February 25, 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, any legislative action to address uncertainties that arise because of the Tax Act, changes to estimates we have utilized to calculate the provisional impacts, and additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined during a measurement period granted by the Securities and Exchange Commission of up to one year after the enactment date of the Tax Act to finalize the accounting of the related income tax impacts, not to exceed 12 months from the date of U.S. tax reform enactment.
In addition, we are still evaluating the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and their impact, if any, on the consolidated financial statements beginning fiscal year 2019, including whether we adopt an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into our measurement of deferred taxes. As a result, we have not included an estimate of the tax expense related to this item as of February 25, 2018.
The effective income tax rate was 112.5% for the three months ended February 25, 2018, compared to 32.3% for the same prior-year period. The increase in the effective tax rate in 2018 as compared to 2017 was driven by a 91% one-time tax charge related to the impact of U.S. tax reform described above, partially offset by a 4.4% discrete tax benefit recognized in the quarter attributable to excess tax benefits on equity compensation.
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

As of February 25, 2018, we did not have any borrowings under the credit facility. Unused availability under the credit facility was $744.6 million, as our total availability of $789.5 million, based on collateral levels as defined by the agreement, was reduced by $44.9 million of other credit-related instruments.
As of February 25, 2018, we had cash and cash equivalents totaling approximately $590.2 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.3 billion.
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
There have been no material changes to our estimated cash requirements for 2018 from those disclosed in our 2017 Annual Report on Form 10-K.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 25, 2018	February 26, 2017
	(Dollars in millions)
Cash provided by operating activities	$66.2	$49.0
Cash used for investing activities	(41.3)	(16.0)
Cash used for financing activities	(73.9)	(42.5)
Cash and cash equivalents	590.2	368.6
Cash flows from operating activities
Cash provided by operating activities was $66.2 million for the three-month period in 2018, as compared to $49.0 million for the same period in 2017. The increase primarily reflects an increase in cash received from customers partially offset by an increase in cash used for inventory purchases and higher payments related to SG&A.
Cash flows from investing activities
Cash used for investing activities was $41.3 million for the three-month period in 2018, as compared to $16.0 million for the same period in 2017. The increase in cash used for investing activities primarily reflects decreased proceeds from the settlement of our forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $73.9 million for the three-month period in 2018, as compared to $42.5 million for the same period in 2017. Cash used in 2018 primarily reflects the payment of a $45.0 million cash dividend and payments made for equity award exercises. Cash used in 2017 primarily reflects the payment of a $35.0 million cash dividend.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.09 billion as of February 25, 2018, we had fixed-rate debt of $1.07 billion (98.3% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $18.2 million (1.7% of total debt). As of February 25, 2018, our required aggregate debt principal payments on our unsecured long-term debt were $1.08 billion in years after 2022. Short-term borrowings of $24.9 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 25, 2018.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2017 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K, except for as follow:
On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have provided the provisional amounts of the income tax effects of the Tax Act for the transition tax and deferred tax re-measurements. Since the Tax Act was passed in the first quarter of 2018, and ongoing guidance and accounting interpretation are expected over the next 12 months, we expect to complete our analysis within the measurement period in accordance with SAB 118.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 26, 2017, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

•
the impact of the recently passed Tax Act in the U.S., including related changes to our deferred tax assets and liabilities, tax obligations and effective tax rate in future periods, as well as the provisional charge recorded in the first quarter of 2018 based on a reasonable estimate, and are subject to change;

•	changes in or application of trade and tax laws, potential increases in import tariffs or taxes and the potential renegotiation of NAFTA; and

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
Our actual results might differ materially from historical performance or current expectations. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2017 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of February 25, 2018. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 25, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 30, 2018, our Board approved the award of stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to certain of our executives. These SARs and RSUs represent 194,604 and 48,970 shares of our common stock, respectively, and the PRSUs represent 97,947 shares of our common stock at target levels of performance and 195,894 shares of our common stock at maximum levels of performance. These awards were made under our 2016 Equity Incentive Plan.
SARs are granted with an exercise price equal to the fair market value of our common stock, as determined under the Plan, on the date of grant. RSUs and PRSUs have an initial grant date value equal to the fair market value on the date of the grant.

•	SARs and RSUs were granted with the following vesting schedule: 25% of the award vests annually on the first, second, third and fourth anniversary of the date of grant; and

•
PRSUs were granted with the following vesting schedule: 50% of the PRSUs will vest to the extent that the Company has achieved certain goals based on the Company's (i) average earnings before interest and taxes margin percentage and (ii) the compound annual growth rate of the Company's net revenues, each over fiscal years 2018, 2019 and 2020 and 50% of the PRSUs will vest based on the Company's performance against a three-year market-related relative total shareholder return goal. Our Board will determine the extent to which the goals under the PRSUs have been satisfied on or before March 1, 2021.

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
We are a privately-held corporation; there is no public trading of our common stock. As of April 5, 2018, we had 37,676,588 shares outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1	Amendment to Employment Agreement, effective as of January 30, 2018, between Registrant and Charles V. Bergh. Filed herewith.*

10.2
Form of Stock Appreciation Right Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on January 29, 2018.*

10.3
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on January 29, 2018.*

10.4
Form of Performance Vested Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the Commission on January 29, 2018.*

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

Date:	April 10, 2018		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)