Form 10-Q
period 2018-05-27
LEVI STRAUSS & CO
filed 2018-07-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 27, 2018
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
Common Stock $.01 par value — 37,667,623 shares outstanding on July 5, 2018

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 27, 2018	November 26, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$698,724	$633,622
Trade receivables, net of allowance for doubtful accounts of $10,717 and $11,726	342,322	485,485
Inventories:
Raw materials	4,817	3,858
Work-in-process	4,131	3,008
Finished goods	833,620	752,530
Total inventories	842,568	759,396
Other current assets	120,740	118,724
Total current assets	2,004,354	1,997,227
Property, plant and equipment, net of accumulated depreciation of $990,122 and $951,249	413,243	424,463
Goodwill	237,186	237,327
Other intangible assets, net	42,865	42,893
Deferred tax assets, net	397,891	537,923
Other non-current assets	124,537	118,005
Total assets	$3,220,076	$3,357,838

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$23,122	$38,451
Accounts payable	328,787	289,505
Accrued salaries, wages and employee benefits	196,724	227,251
Restructuring liabilities	522	786
Accrued interest payable	6,378	6,327
Accrued income taxes	27,230	16,020
Other accrued liabilities	320,933	300,730
Total current liabilities	903,696	879,070
Long-term debt	1,034,036	1,038,860
Long-term capital leases	16,329	16,524
Postretirement medical benefits	84,465	89,248
Pension liability	225,773	314,525
Long-term employee related benefits	87,977	90,998
Long-term income tax liabilities	7,517	20,457
Other long-term liabilities	77,800	78,733
Total liabilities	2,437,593	2,528,415
Commitments and contingencies
Temporary equity	190,268	127,035

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,667,623 shares and 37,521,447 shares issued and outstanding	377	375
Accumulated other comprehensive loss	(408,619)	(404,381)
Retained earnings	992,396	1,100,916
Total Levi Strauss & Co. stockholders’ equity	584,154	696,910
Noncontrolling interest	8,061	5,478
Total stockholders’ equity	592,215	702,388
Total liabilities, temporary equity and stockholders’ equity	$3,220,076	$3,357,838

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
	(Dollars in thousands) (Unaudited)
Net revenues	$1,245,742	$1,067,855	$2,589,427	$2,169,846
Cost of goods sold	574,865	509,463	1,180,426	1,046,901
Gross profit	670,877	558,392	1,409,001	1,122,945
Selling, general and administrative expenses	594,353	495,741	1,158,378	951,954
Operating income	76,524	62,651	250,623	170,991
Interest expense	(14,465)	(17,895)	(29,962)	(37,829)
Loss on early extinguishment of debt	—	(22,793)	—	(22,793)
Other income (expense), net	13,653	(18,087)	4,076	(17,679)
Income before income taxes	75,712	3,876	224,737	92,690
Income tax (benefit) expense	(1,320)	(13,847)	166,334	14,846
Net income	77,032	17,723	58,403	77,844
Net income attributable to noncontrolling interest	(2,100)	(207)	(2,483)	(185)
Net income attributable to Levi Strauss & Co.	$74,932	$17,516	$55,920	$77,659

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
	(Dollars in thousands) (Unaudited)
Net income	$77,032	$17,723	$58,403	$77,844
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,157	3,769	6,517	7,460
Net investment hedge gains (losses)	28,975	(29,640)	6,127	(29,640)
Foreign currency translation (losses) gains	(34,353)	20,903	(14,572)	28,587
Unrealized (losses) gains on marketable securities	(116)	875	174	1,875
Total other comprehensive (loss) income, before related income taxes	(2,337)	(4,093)	(1,754)	8,282
Income taxes (expense) benefit related to items of other comprehensive income	(7,229)	8,984	(2,383)	6,173
Comprehensive income, net of income taxes	67,466	22,614	54,266	92,299
Comprehensive income attributable to noncontrolling interest	(1,939)	(226)	(2,583)	(12)
Comprehensive income attributable to Levi Strauss & Co.	$65,527	$22,388	$51,683	$92,287

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 27, 2018	May 28, 2017
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$58,403	$77,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,695	55,829
Unrealized foreign exchange (gains) losses	(10,678)	23,434
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	18,148	(4,078)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	6,517	7,457
Loss on early extinguishment of debt	—	22,793
Stock-based compensation	10,822	5,662
Other, net	3,767	3,579
Provision for (benefit from) deferred income taxes	135,168	(3,523)
Change in operating assets and liabilities:
Trade receivables	135,739	172,382
Inventories	(95,690)	(54,723)
Other current assets	(1,580)	4,755
Other non-current assets	(7,435)	(3,794)
Accounts payable and other accrued liabilities	38,284	(7,696)
Restructuring liabilities	(254)	(3,285)
Income tax liabilities	(980)	(12,165)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(127,321)	(66,750)
Other long-term liabilities	(47)	(635)
Net cash provided by operating activities	227,558	217,086
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(61,153)	(52,889)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(18,148)	4,078
Net cash used for investing activities	(79,301)	(48,811)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	502,835
Repayments of long-term debt	—	(525,000)
Proceeds from short-term credit facilities	22,689	15,557
Repayments of short-term credit facilities	(20,673)	(13,221)
Other short-term borrowings, net	(14,537)	(10,747)
Payment of debt extinguishment costs	—	(21,899)
Payment of debt issuance costs	—	(10,101)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(22,027)	(11,462)
Dividend to stockholders	(45,000)	(35,000)
Other financing, net	(241)	(3,440)
Net cash used for financing activities	(79,789)	(112,478)
Effect of exchange rate changes on cash and cash equivalents	(3,366)	6,157
Net increase in cash and cash equivalents	65,102	61,954
Beginning cash and cash equivalents	633,622	375,563
Ending cash and cash equivalents	$698,724	$437,517

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$14,454	$8,191
Property, plant and equipment additions due to build-to-suit lease transactions	1,822	6,419

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$25,824	$28,795
Cash paid for income taxes during the period, net of refunds	35,066	26,134

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and six months ended May 27, 2018 may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2018.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2018 and 2017 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Certain insignificant amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been conformed to the May 27, 2018 presentation.
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
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

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
First Quarter of 2019

•
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard and its related amendments (collectively known as Accounting Standards Codification ("ASC 606")), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has established an implementation team to assist with its assessment of the impact that the new standard will have on its processes and controls, consolidated financial statements and related disclosures. This includes a review of current accounting policies and practices to identify potential differences that would result from applying ASC 606.
The Company has identified its major revenue streams as sales of products to wholesale customers, including franchised stores, direct sales to consumers at the company-operated stores, including e-commerce, and company-operated shop-in-shops and performed an analysis of its contracts with customers to evaluate the impact ASC 606 will have on the timing and classification of revenue. The majority of the Company's revenue relates to product sales of which revenue is recognized when products are shipped or delivered to the customer or provided directly to consumers through retail locations. In addition, impacts associated with variable consideration received for items such as loyalty rewards, gift cards, discounts and retailer promotions are not expected to be material as the Company is currently accounting for this consideration consistent with the new standard.
The Company has identified certain changes in balance sheet classification under ASC 606. Allowances for estimated returns, discounts and retailer promotions and other similar incentives will be presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns will be included as other current assets rather than inventories. The Company will be adopting the standard as of November 26, 2018, and is still evaluating the transition method and potential practical expedient elections.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 27, 2018			November 26, 2017
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$31,741	$31,741	$—	$31,139	$31,139	$—
Forward foreign exchange contracts(3)	9,620	—	9,620	6,296	—	6,296
Total	$41,361	$31,741	$9,620	$37,435	$31,139	$6,296
Financial liabilities carried at fair value
Forward foreign exchange contracts(3)	$11,300	$—	$11,300	$23,799	$—	$23,799
_____________

(1)
Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)
Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly, and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 27, 2018		November 26, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$486,437	$488,860	$485,419	$507,185
3.375% senior notes due 2027(1)	553,440	563,742	559,037	590,266
Short-term borrowings	23,405	23,405	38,727	38,727
Total	$1,063,282	$1,076,007	$1,083,183	$1,136,178
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 27, 2018, the Company had forward foreign exchange contracts to buy $516.9 million and to sell $158.3 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2019.
Effective as of the first quarter of 2018, the Company recorded and presented the fair value of its derivative assets and liabilities on a gross basis in the consolidated balance sheets based on contractual maturity dates, including those subject to master netting arrangements. The comparative period was revised to reflect the change from a net basis to a gross basis.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 27, 2018			November 26, 2017
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$9,620	$—	$9,620	$6,296	$—	$6,296
Forward foreign exchange contracts(2)	—	(11,300)	(11,300)	—	(23,799)	(23,799)
Total	$9,620	$(11,300)		$6,296	$(23,799)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(556,653)		$—	$(562,780)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

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

	May 27, 2018			November 26, 2017
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$7,617	$(5,186)	$2,431	$3,218	$(3,146)	$72
Financial liabilities	(7,026)	5,186	(1,840)	(20,876)	3,146	(17,730)
Total			$591			$(17,658)
Embedded derivative contracts
Financial assets	$2,003	$—	$2,003	$3,078	$—	$3,078
Financial liabilities	(4,274)	—	(4,274)	(2,923)	—	(2,923)
Total			$(2,271)			$155

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Gain or (Loss) Recognized in AOCI (Effective Portion)
	As of	As of
	May 27, 2018	November 26, 2017
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)
Euro-denominated senior notes	(69,569)	(75,697)
Cumulative income taxes	33,629	35,253
Total	$(51,114)	$(55,618)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(7,845)	$(4,998)	$(18,148)	$4,078
Unrealized gain (loss)	21,556	(10,132)	15,772	(29,452)
Total	$13,711	$(15,130)	$(2,376)	$(25,374)

NOTE 4: DEBT
The following table presents the Company's debt:

	May 27, 2018	November 26, 2017
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$484,632	$483,683
3.375% senior notes due 2027	549,404	555,177
Total long-term debt	$1,034,036	$1,038,860
Short-term debt
Short-term borrowings	$23,122	$38,451
Total debt	$1,057,158	$1,077,311
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility was $698.1 million at May 27, 2018, as the Company's total availability of $744.3 million was reduced by $46.2 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 27, 2018 was 5.19% and 5.00%, respectively, as compared to 5.66% and 6.17%, respectively, in the same periods of 2017.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Six Months Ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
	(Dollars in thousands)
Net periodic benefit cost:
Pension Benefits	$766	$3,070	$1,615	$5,962
Postretirement Benefits	926	1,147	1,852	2,295
Net periodic benefit cost	$1,692	$4,217	$3,467	$8,257
The Company has increased the estimated contributions to its pension plans in 2018 from $94.7 million to $124 million.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	May 27, 2018	November 26, 2017
	(Dollars in thousands)
Pension and postretirement benefits	$(227,464)	$(232,181)
Net investment hedge losses	(51,114)	(55,618)
Foreign currency translation losses	(124,578)	(111,092)
Unrealized gains on marketable securities	4,175	4,048
Accumulated other comprehensive loss	(398,981)	(394,843)
Accumulated other comprehensive income attributable to noncontrolling interest	9,638	9,538
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(408,619)	$(404,381)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than insignificant amounts that pertain to the Company's pension and postretirement benefit plans. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended		Six Months Ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$13,711	$(15,130)	$(2,376)	$(25,374)
Foreign currency transaction (losses) gains(2)	(2,698)	(3,623)	619	6,053
Interest income	1,401	694	3,830	1,311
Investment (expense) income	—	(11)	428	342
Other, net	1,239	(17)	1,575	(11)
Total other income (expense), net	$13,653	$(18,087)	$4,076	$(17,679)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Gains in the three-month period ended May 27, 2018 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro, Mexican Peso and British Pound. Losses in the three-month and six-month periods ended May 28, 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso and Euro.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in the six-month period ended May 28, 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

NOTE 10: INCOME TAXES
On December 22, 2017, the Tax Act was enacted in the U.S. The Tax Act introduced many changes, including lowering the U.S. corporate tax rate from 35% to 21%, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, and provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, the Company will apply a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of the Tax Act resulted in a provisional charge of $137 million to tax expense in the first half of fiscal year 2018. This charge was comprised of a $99 million re-measurement of the Company's deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future as well as a $38 million one-time U.S. transition tax on undistributed foreign earnings.
The provisions in the Tax Act are complex and broad. All components of the provisional charge of $137 million are based on the Company’s estimates as of May 27, 2018. Specifically, the transition tax and the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of May 27, 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, legislative action to address uncertainties that arise because of the Tax Act, changes to estimates the Company has utilized to calculate the provisional impacts, and additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined during a measurement period granted by the Securities and Exchange Commission of up to one year after the enactment date of the Tax Act to finalize the accounting of the related income tax impacts, not to exceed 12 months from the date of enactment of the Tax Act.
In addition, the Company is still evaluating the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and their impact, if any, on the consolidated financial statements beginning fiscal year 2019, including whether the Company adopts an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into the Company's measurement of deferred taxes. As a result, the Company has not included an estimate of the tax expense related to this item as of May 27, 2018.
The effective income tax benefit rate of 1.7% for the three months ended May 27, 2018 was driven by a 17.5% discrete tax benefit from release of reserves for uncertain tax positions due to finalization of a foreign audit in the second quarter of 2018.
The effective income tax rate was 74.0% for the six months ended May 27, 2018, compared to 16.0% for the same period ended May 28, 2017. The increase in the effective tax rate in 2018 as compared to 2017 was driven by a 61% one-time tax charge related to the impact of the U.S. tax reform described above, offset by a 5.9% discrete tax benefit from release of reserves for uncertain tax positions due to finalization of a foreign audit in the second quarter of 2018.
NOTE 11: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Elizabeth O'Neill, Senior Vice President and
Chief Supply Chain Officer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month and six-month periods ended May 27, 2018, the Company donated $0.4 million and $6.9 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $6.7 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 27, 2018

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
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
	(Dollars in thousands)
Net revenues:
Americas	$669,791	$602,063	$1,326,988	$1,179,970
Europe	366,836	280,386	819,558	590,703
Asia	209,115	185,406	442,881	399,173
Total net revenues	$1,245,742	$1,067,855	$2,589,427	$2,169,846
Operating income:
Americas	$97,212	$101,879	$208,457	$192,221
Europe	53,173	34,703	168,459	99,242
Asia	16,410	9,468	57,119	45,409
Regional operating income	166,795	146,050	434,035	336,872
Corporate expenses	90,271	83,399	183,412	165,881
Total operating income	76,524	62,651	250,623	170,991
Interest expense	(14,465)	(17,895)	(29,962)	(37,829)
Loss on early extinguishment of debt	—	(22,793)	—	(22,793)
Other income (expense), net	13,653	(18,087)	4,076	(17,679)
Income before income taxes	$75,712	$3,876	$224,737	$92,690

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ ("Signature") and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products in the United States primarily through chain retailers and department stores; and outside of the United States primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops. We also distribute our Levi’s® and Dockers® products through 776 company-operated retail stores located in 32 countries, including the United States, and through the e-commerce sites we operate. Our company-operated retail stores and e-commerce sites generated approximately 32% of our net revenues in both the first six months of 2018 and the same period in 2017, with our e-commerce sites representing approximately 15% of this company-operated revenue in both 2018 and 2017. In addition, we distribute our Levi’s® and Dockers® products through e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute products under our Signature and Denizen® brands primarily through mass channel retailers in the Americas.
Our Europe and Asia businesses, collectively, contributed approximately 49% of our net revenues and 52% of our regional operating income in the first six months of 2018, as compared to 46% of our net revenues and 43% of our regional operating income in the same period in 2017. Sales of Levi’s® brand products represented approximately 87% of our total net sales in both the first six-month periods of 2018 and 2017.
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

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, Mexican Peso and British Pound, will impact our financial results, affecting translation, and revenue, operating margins and net income.

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. Most recently, the U.S. enacted new tax legislation, which is intended to stimulate economic growth and capital investments in the U.S. by, amongst its other provisions, lowering tax rates for both corporations and individuals alike. In addition, the current domestic and international political environment, including potential changes to other U.S. policies related to global trade and tariffs, have also resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations. For more information on the risk factors affecting our business, see Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q.
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
Our Second Quarter 2018 Results

•
Net revenues. Compared to the second quarter of 2017, consolidated net revenues increased 17% on a reported basis and increased 13% on a constant-currency basis driven by broad-based growth across all regions.

•
Gross margin. Compared to the second quarter of 2017, consolidated gross margin percentage increased 1.6% primarily due to revenue growth in our company-operated retail network and favorable transactional currency impacts.

•
Operating income. Compared to the second quarter of 2017, consolidated operating income increased by 22% and operating margin increased to 6.1%, primarily reflecting higher net revenues and improved gross margin, partially offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network and higher advertising and promotion expense.

•
Net income. Compared to the second quarter of 2017, consolidated net income increased $59.3 million, primarily due to an increase in net gains on foreign exchange contracts and the $22.8 million loss on early extinguishment of debt in the second quarter of 2017.

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

Results of Operations for Three and Six Months Ended May 27, 2018, as Compared to Same Periods in 2017
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 27, 2018	May 28, 2017	% Increase (Decrease)	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017	% Increase (Decrease)	May 27, 2018	May 28, 2017
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,245.7	$1,067.9	16.6%	100.0%	100.0%	$2,589.4	$2,169.9	19.3%	100.0%	100.0%
Cost of goods sold	574.8	509.5	12.8%	46.1%	47.7%	1,180.4	1,047.0	12.7%	45.6%	48.2%
Gross profit	670.9	558.4	20.1%	53.9%	52.3%	1,409.0	1,122.9	25.5%	54.4%	51.8%
Selling, general and administrative expenses	594.4	495.7	19.9%	47.7%	46.4%	1,158.4	952.0	21.7%	44.7%	43.9%
Operating income	76.5	62.7	22.0%	6.1%	5.9%	250.6	170.9	46.6%	9.7%	7.9%
Interest expense	(14.5)	(17.9)	(19.0)%	(1.2)%	(1.7)%	(30.0)	(37.8)	(20.6)%	(1.2)%	(1.7)%
Loss on early extinguishment of debt	—	(22.8)	(100.0)%	—	(2.1)%	—	(22.8)	(100.0)%	—	(1.1)%
Other income (expense), net	13.7	(18.1)	(175.7)%	1.1%	(1.7)%	4.1	(17.7)	(123.2)%	0.2%	(0.8)%
Income before income taxes	75.7	3.9	*	6.1%	0.4%	224.7	92.6	142.7%	8.7%	4.3%
Income tax (benefit) expense	(1.3)	(13.8)	(90.6)%	(0.1)%	(1.3)%	166.3	14.8	*	6.4%	0.7%
Net income	77.0	17.7	*	6.2%	1.7%	58.4	77.8	(24.9)%	2.3%	3.6%
Net income attributable to noncontrolling interest	(2.1)	(0.2)	*	(0.2)%	—	(2.5)	(0.2)	*	(0.1)%	—
Net income attributable to Levi Strauss & Co.	$74.9	$17.5	*	6.0%	1.6%	$55.9	$77.6	(28.0)%	2.2%	3.6%
_____________

* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Six Months Ended
			% Increase				% Increase
	May 27, 2018	May 28, 2017	As Reported	Constant Currency	May 27, 2018	May 28, 2017	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$669.7	$602.1	11.2%	11.0%	$1,326.9	$1,180.1	12.4%	11.7%
Europe	366.9	280.4	30.8%	19.0%	819.6	590.7	38.8%	24.7%
Asia	209.1	185.4	12.8%	9.0%	442.9	399.1	11.0%	6.6%
Total net revenues	$1,245.7	$1,067.9	16.6%	12.9%	$2,589.4	$2,169.9	19.3%	14.6%
Total net revenues increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 27, 2018, as compared to the same prior-year periods.
Americas.    On both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month and six-month periods ended May 27, 2018. Currency translation did not have a significant impact on net revenues for the three-month period and had a favorable impact of approximately $7 million for the six-month period ended May 27, 2018.
Excluding the effects of currency, the increase in net revenues for the three-month and six-month periods ended May 27, 2018 was due to the strong performance of our company-operated retail network, primarily outlet, and higher wholesales revenues in our Signature, Levi's® and Denizen® brands. The increase reflects strong growth in Levi's® womens products as well as continued improvement in the retail environment, especially the first quarter of 2018 holiday season in the U.S.
Europe.    Net revenues in Europe increased on both a reported basis and constant-currency basis for the three-month and six-month periods ended May 27, 2018, with currency affecting net revenues favorably by approximately $28 million and $67 million, respectively.
Constant-currency net revenues increased for the three-month and six-month periods ended May 27, 2018 as a result of strong performance in all channels largely driven by our expanded tops and womens products.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 27, 2018, with currency affecting net revenues favorably by approximately $6 million and $16 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three-month and six-month periods ended May 27, 2018 was primarily due to the expansion of our company-operated retail network and higher wholesale revenues, partially offset by lower franchised store revenues.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 27, 2018	May 28, 2017	% Increase	May 27, 2018	May 28, 2017	% Increase
	(Dollars in millions)
Net revenues	$1,245.7	$1,067.9	16.6%	$2,589.4	$2,169.9	19.3%
Cost of goods sold	574.8	509.5	12.8%	1,180.4	1,047.0	12.7%
Gross profit	$670.9	$558.4	20.1%	$1,409.0	$1,122.9	25.5%
Gross margin	53.9%	52.3%		54.4%	51.8%
Currency translation favorably impacted gross profit by approximately $22 million and $54 million for the three-month and six-month periods ended May 27, 2018, respectively. Gross margin increased primarily due to revenue growth in our company-operated retail network and favorable transactional currency impacts.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 27, 2018	May 28, 2017	% Increase	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017	% Increase	May 27, 2018	May 28, 2017
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$254.2	$208.3	22.0%	20.4%	19.5%	$508.2	$418.4	21.5%	19.6%	19.3%
Advertising and promotion	96.9	76.4	26.8%	7.8%	7.2%	173.1	129.1	34.1%	6.7%	5.9%
Administration	114.1	97.4	17.1%	9.2%	9.1%	222.7	182.0	22.4%	8.6%	8.4%
Other	129.2	113.6	13.7%	10.4%	10.6%	254.4	222.5	14.3%	9.8%	10.3%
Total SG&A	$594.4	$495.7	19.9%	47.7%	46.4%	$1,158.4	$952.0	21.7%	44.7%	43.9%

Currency impacted SG&A unfavorably by approximately $16 million and $34 million for the three-month and six-month periods ended May 27, 2018, respectively.
Selling.  Currency impacted selling expenses unfavorably by approximately $9 million and $20 million for the three-month and six-month periods ended May 27, 2018, respectively. Higher selling expenses primarily reflected costs associated with the increase in performance and expansion of our company-operated retail network. We had 53 more company-operated stores at the end of the second quarter of 2018 than we did at the end of the second quarter of 2017.
Advertising and promotion.   Currency impacted advertising and promotion expenses unfavorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 27, 2018, respectively. Advertising and promotion expenses increased due to incremental investments in advertising.
Administration.    Administration expenses include functional administrative and organization costs. Currency impacted administration expenses unfavorably by approximately $2 million and $5 million for the three-month and six-month periods ended May 27, 2018, respectively. As compared to the same prior-year period, administration expenses in 2018 reflect higher stock-based and incentive compensation reflecting outperformance against our internally set objectives.
Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency impacted SG&A other costs unfavorably by approximately $2 million and $5 million for the three-month and six-month periods ended May 27, 2018, respectively. The increase in SG&A other costs is primarily due to higher distribution costs as a result of increased volume, and higher information technology expenses.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 27, 2018	May 28, 2017	% Increase / Decrease	May 27, 2018		May 28, 2017		May 27, 2018	May 28, 2017	% Increase	May 27, 2018		May 28, 2017
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$97.2	$101.9	(4.6)%	14.5%		16.9%		$208.4	$192.2	8.4%	15.7%		16.3%
Europe	53.2	34.7	53.3%	14.5%		12.4%		168.5	99.2	69.9%	20.6%		16.8%
Asia	16.4	9.5	72.6%	7.8%		5.1%		57.1	45.4	25.8%	12.9%		11.4%
Total regional operating income	166.8	146.1	14.2%	13.4%	*	13.7%	*	434.0	336.8	28.9%	16.8%	*	15.5%	*
Corporate expenses	90.3	83.4	8.3%	7.2%	*	7.8%	*	183.4	165.9	10.5%	7.1%	*	7.6%	*
Total operating income	$76.5	$62.7	22.0%	6.1%	*	5.9%	*	$250.6	$170.9	46.6%	9.7%	*	7.9%	*
Operating margin	6.1%	5.9%						9.7%	7.9%
______________
 * Percentage of consolidated net revenues
Currency translation favorably affected total operating income by approximately $6 million and $20 million for the three-month and six-month periods ended May 27, 2018, respectively.
Regional operating income.

•
Americas. Currency did not have a significant impact on operating income in the region for the three-month period ended May 27, 2018 and had a favorable impact of approximately $2 million for the six-month period ended May 27, 2018. For the three-month period ended May 27, 2018, the decrease in operating income is primarily due to continued investments in our company-operated retail network and incremental advertising and promotion costs, partially offset by higher net revenues. For the six-month period ended May 27, 2018, the increase in operating income is due to higher net revenues and gross margin, partially offset by higher SG&A expense.

•
Europe. Currency translation favorably affected operating income in the region by approximately $5 million and $16 million for the three-month and six-month periods ended May 27, 2018, respectively. The increase in operating income is due to higher net revenues, partially offset by increased investment in retail expansion and advertising.

•
Asia. Currency did not have a significant impact on operating income in the region for the three-month period ended May 27, 2018 and had a favorable impact of approximately $3 million for the six-month period ended May 27, 2018. The increase in operating income is due to higher net revenues and gross margin, partially offset by higher SG&A expense to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month and six-month periods ended May 27, 2018. The increase in corporate expense for the three-month and six-month periods ended May 27, 2018 is primarily due to an increase in administration expenses relating to incentive compensation, partially offset by purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.
Interest expense
Interest expense was $14.5 million and $30.0 million for the three-month and six-month periods ended May 27, 2018, respectively, as compared to $17.9 million and $37.8 million for the same prior-year periods. The decrease in interest expense was primarily related to lower average borrowing rates in 2018 resulting from our 2017 debt refinancing activities, and lower interest expense on our deferred compensation plans.
Our weighted-average interest rate on average borrowings outstanding during the three and six months ended May 27, 2018 was 5.19% and 5.00%, respectively, as compared to 5.66% and 6.17% in the same periods in 2017.

Loss on early extinguishment of debt
During the three-month and six-month periods ended May 28, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the period. The loss included $21.9 million of tender and call premiums on the retirement of the debt.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month and six-month periods ended May 27, 2018, we recorded income of $13.7 million and $4.1 million, respectively, as compared to expense of $18.1 million and $17.7 million for the same prior-year periods. The income in the three-month period in 2018 primarily reflected net gains on our foreign exchange derivatives. The income in the six-month period in 2018 primarily reflected investment interest generated from money market funds as the net losses on our foreign exchange derivatives were offset by net gains on our foreign currency denominated balances. The expense in the three-month period in 2017 primarily reflected net losses on our foreign exchange derivatives. The expense in the six-month period in 2017 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances.
Income tax expense
On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted in the U.S. (the "Tax Act"). The Tax Act introduced many changes, including lowering the U.S. corporate tax rate from 35% to 21%, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, and provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, we will apply a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of the Tax Act resulted in a provisional charge of $137 million to tax expense in the first-half of fiscal year 2018. This charge was comprised of a $99 million re-measurement of our deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future as well as a $38 million one-time U.S. transition tax on undistributed foreign earnings.
The provisions in the Tax Act are complex and broad. All components of the provisional charge of $137 million are based on our estimates as of May 27, 2018. Specifically, the transition tax and the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of May 27, 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, legislative action to address uncertainties that arise because of the Tax Act, changes to estimates we have utilized to calculate the provisional impacts, and additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined during a measurement period granted by the Securities and Exchange Commission of up to one year after the enactment date of the Tax Act to finalize the accounting of the related income tax impacts, not to exceed 12 months from the date of enactment of the Tax Act.
In addition, we are still evaluating the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and their impact, if any, on the consolidated financial statements beginning fiscal year 2019, including whether we adopt an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into our measurement of deferred taxes. As a result, we have not included an estimate of the tax expense related to this item as of May 27, 2018.
The effective income tax benefit rate of 1.7% for the three months ended May 27, 2018 was driven by a 17.5% discrete tax benefit from release of reserves for uncertain tax positions due to finalization of a foreign audit in the second quarter of 2018.
The effective income tax rate was 74.0% for the six months ended May 27, 2018, compared to 16.0% for the same period ended May 28, 2017. The increase in the effective tax rate in 2018 as compared to 2017 was driven by a 61% one-time tax charge related to the impact of the U.S. tax reform described above, offset by a 5.9% discrete tax benefit from release of reserves for uncertain tax positions due to finalization of a foreign audit in the second quarter of 2018.

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
As of May 27, 2018, we did not have any borrowings under the credit facility. Unused availability under the credit facility was $698.1 million, as our total availability of $744.3 million, based on collateral levels as defined by the agreement, was reduced by $46.2 million of other credit-related instruments.
As of May 27, 2018, we had cash and cash equivalents totaling approximately $698.7 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.4 billion.
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
There have been no material changes to our estimated cash requirements for 2018 from those disclosed in our 2017 Annual Report on Form 10-K, except that estimated pension plan payments for fiscal year 2018 have increased from $95 million to $124 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 27, 2018	May 28, 2017
	(Dollars in millions)
Cash provided by operating activities	$227.6	$217.1
Cash used for investing activities	(79.3)	(48.8)
Cash used for financing activities	(79.8)	(112.5)
Cash and cash equivalents	698.7	437.5
Cash flows from operating activities
Cash provided by operating activities was $227.6 million for the six-month period in 2018, as compared to $217.1 million for the same period in 2017. The increase primarily reflects an increase in cash received from customers, partially offset by higher payments for inventory and SG&A to support our growth, as well as additional contributions to our pension plans.

Cash flows from investing activities
Cash used for investing activities was $79.3 million for the six-month period in 2018, as compared to $48.8 million for the same period in 2017. The increase in cash used for investing activities primarily reflects increased payments on the settlement of our forward foreign exchange contracts and increased payments for capital expenditures.
Cash flows from financing activities
Cash used for financing activities was $79.8 million for the six-month period in 2018, as compared to $112.5 million for the same period in 2017. Cash used in 2018 primarily reflects the payment of a $45.0 million cash dividend and payments made for equity award exercises. Cash used in 2017 primarily reflects the payment of a $35.0 million cash dividend as well as our refinancing activities and debt reduction during the period, including debt extinguishment costs and debt issuance costs.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.06 billion as of May 27, 2018, we had fixed-rate debt of $1.04 billion (98.6% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $15 million (1.4% of total debt). As of May 27, 2018, our required aggregate debt principal payments on our unsecured long-term debt were $1.05 billion in years after 2022. Short-term borrowings of $23.1 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 27, 2018.
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 27, 2018. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 27, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K, except for the following:
Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Recently, the Trump Administration announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. These reciprocal tariffs are not expected to have a material impact on our business because we manufacture most of our products outside of the United States. The Trump Administration has also triggered $34 million in tariffs on goods imported from China in connection with China's intellectual property practices and has announced a potential additional $200 billion in tariffs on goods imported from China. The Trump Administration has also indicated that the United States may withdraw from or renegotiate the North American Free Trade Agreement (NAFTA) with Mexico and Canada. Approximately 15% to 20% of the products that we sell in the United States are manufactured in China and Mexico. If the Trump Administration follows through on its proposed China tariffs, withdraws from or renegotiates NAFTA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, Mexico, or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We repurchased a total of 47,050 shares of our common stock during the quarter ended May 27, 2018 in connection with the exercise of call and put rights under our 2016 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, 38,085 shares were purchased in March and 8,965 shares were purchased in May.
We are a privately-held corporation; there is no public trading of our common stock. As of July 5, 2018, we had 37,667,623 shares outstanding.

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

Date:	July 10, 2018		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)