Form 10-Q
period 2018-08-26
LEVI STRAUSS & CO
filed 2018-10-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 26, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The Company is privately held. Nearly all of its Common Stock is owned by descendants of the family of the Company’s founder, Levi Strauss, and their relatives. There is no trading in the Common Stock and therefore an aggregate market value based on sales or bid and asked prices is not determinable.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 37,602,316 shares outstanding on October 4, 2018

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 26, 2018	November 26, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$612,506	$633,622
Trade receivables, net of allowance for doubtful accounts of $9,113 and $11,726	487,240	485,485
Inventories:
Raw materials	3,527	3,858
Work-in-process	2,883	3,008
Finished goods	931,843	752,530
Total inventories	938,253	759,396
Other current assets	157,982	118,724
Total current assets	2,195,981	1,997,227
Property, plant and equipment, net of accumulated depreciation of $967,765 and $951,249	420,008	424,463
Goodwill	236,492	237,327
Other intangible assets, net	42,850	42,893
Deferred tax assets, net	400,778	537,923
Other non-current assets	121,568	118,005
Total assets	$3,417,677	$3,357,838

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$35,790	$38,451
Accounts payable	361,702	289,505
Accrued salaries, wages and employee benefits	249,889	227,251
Restructuring liabilities	463	786
Accrued interest payable	17,206	6,327
Accrued income taxes	36,473	16,020
Other accrued liabilities	340,498	300,730
Total current liabilities	1,042,021	879,070
Long-term debt	1,026,055	1,038,860
Long-term capital leases	15,762	16,524
Postretirement medical benefits	81,172	89,248
Pension liability	191,134	314,525
Long-term employee related benefits	97,038	90,998
Long-term income tax liabilities	8,048	20,457
Other long-term liabilities	77,183	78,733
Total liabilities	2,538,413	2,528,415
Commitments and contingencies
Temporary equity	225,090	127,035

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,615,303 shares and 37,521,447 shares issued and outstanding	376	375
Accumulated other comprehensive loss	(413,721)	(404,381)
Retained earnings	1,060,158	1,100,916
Total Levi Strauss & Co. stockholders’ equity	646,813	696,910
Noncontrolling interest	7,361	5,478
Total stockholders’ equity	654,174	702,388
Total liabilities, temporary equity and stockholders’ equity	$3,417,677	$3,357,838

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
	(Dollars in thousands) (Unaudited)
Net revenues	$1,394,153	$1,268,391	$3,983,580	$3,438,237
Cost of goods sold	652,591	611,762	1,833,017	1,658,663
Gross profit	741,562	656,629	2,150,563	1,779,574
Selling, general and administrative expenses	582,953	510,309	1,741,331	1,462,263
Operating income	158,609	146,320	409,232	317,311
Interest expense	(15,697)	(14,476)	(45,659)	(52,305)
Loss on early extinguishment of debt	—	—	—	(22,793)
Other (expense) income, net	(3,032)	(14,734)	1,044	(32,413)
Income before income taxes	139,880	117,110	364,617	209,800
Income tax expense	10,299	27,631	176,633	42,477
Net income	129,581	89,479	187,984	167,323
Net loss (income) attributable to noncontrolling interest	543	(1,487)	(1,940)	(1,672)
Net income attributable to Levi Strauss & Co.	$130,124	$87,992	$186,044	$165,651

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
	(Dollars in thousands) (Unaudited)
Net income	$129,581	$89,479	$187,984	$167,323
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,347	3,693	9,864	11,153
Net investment hedge gains (losses)	8,645	(27,930)	14,772	(57,570)
Foreign currency translation (losses) gains	(15,483)	18,051	(30,055)	46,638
Unrealized gains on marketable securities	282	276	456	2,151
Total other comprehensive (loss) income, before related income taxes	(3,209)	(5,910)	(4,963)	2,372
Income taxes (expense) benefit related to items of other comprehensive income	(2,050)	9,287	(4,433)	15,460
Comprehensive income, net of income taxes	124,322	92,856	178,588	185,155
Comprehensive loss (income) attributable to noncontrolling interest	700	(1,561)	(1,883)	(1,573)
Comprehensive income attributable to Levi Strauss & Co.	$125,022	$91,295	$176,705	$183,582

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 26, 2018	August 27, 2017
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$187,984	$167,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,130	85,618
Unrealized foreign exchange (gains) losses	(13,827)	36,717
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	20,446	(184)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	9,865	11,153
Loss on early extinguishment of debt	—	22,793
Stock-based compensation	15,025	21,910
Other, net	3,678	4,146
Provision for (benefit from) deferred income taxes	127,626	(7,447)
Change in operating assets and liabilities:
Trade receivables	(11,692)	45,642
Inventories	(202,822)	(77,758)
Other current assets	(36,122)	(4,947)
Other non-current assets	(6,045)	(3,747)
Accounts payable and other accrued liabilities	111,164	23,022
Restructuring liabilities	(306)	(3,559)
Income tax liabilities	11,479	16,042
Accrued salaries, wages and employee benefits and long-term employee related benefits	(101,758)	(42,599)
Other long-term liabilities	(2,066)	326
Net cash provided by operating activities	204,759	294,451
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(99,260)	(75,793)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(20,446)	184
Net cash used for investing activities	(119,706)	(75,609)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	502,835
Repayments of long-term debt	—	(525,000)
Proceeds from short-term credit facilities	27,737	23,898
Repayments of short-term credit facilities	(24,196)	(20,382)
Other short-term borrowings, net	49	(10,255)
Payment of debt extinguishment costs	—	(21,902)
Payment of debt issuance costs	—	(10,110)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(53,773)	(13,292)
Dividend to stockholders	(45,000)	(35,000)
Other financing, net	(580)	(3,196)
Net cash used for financing activities	(95,763)	(112,404)
Effect of exchange rate changes on cash and cash equivalents	(10,406)	9,288
Net (decrease) increase in cash and cash equivalents	(21,116)	115,726
Beginning cash and cash equivalents	633,622	375,563
Ending cash and cash equivalents	$612,506	$491,289

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$13,093	$10,951
Property, plant and equipment additions due to build-to-suit lease transactions	2,750	4,459

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$27,511	$29,570
Cash paid for income taxes during the period, net of refunds	67,221	32,944

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three and nine months ended August 26, 2018 may not be indicative of the results to be expected for any other interim period or the year ending November 25, 2018.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2018 and 2017 consists of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Certain insignificant amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been conformed to the August 26, 2018 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, except for the following, which have been grouped by their effective dates for the Company:
First Quarter of 2019

•
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of net periodic benefit costs requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, expected return on plan assets, amortization of prior service costs or credits, curtailments and settlements, actuarial gains and losses, etc). Accordingly, the Company determined this will impact the Company's Consolidated Statements of Income, as the service cost components of net periodic benefit costs will be reported within operating income and the other components of net periodic benefit costs will be reported in the Other Income (Expense), Net line item. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. A practical expedient is permitted under the guidance which allows the Company to use information previously disclosed in the pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements. The Company continues to assess the impact that adopting this new accounting standard will have on its consolidated financial statements.

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new standard and its related amendments (collectively known as Accounting Standards Codification 606 ("ASC 606")), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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
The Company has identified certain changes in balance sheet classification under ASC 606. Allowances for estimated returns, discounts and retailer promotions and other similar incentives will be presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns will be included as other current assets rather than inventories. The Company will be adopting the standard as of November 26, 2018 using the modified retrospective approach, and is still evaluating the practical expedient elections.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a twelve month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company is in the process of gathering information to evaluate real estate, personal property, and other arrangements that may meet the definition of a lease. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. Given the significant number of leases, the Company anticipates the new guidance will have a material impact on the consolidated balance sheets.

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

First Quarter of 2021

•
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

First Quarter of 2022

•
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new accounting standard will have on its related disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 26, 2018			November 26, 2017
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$32,330	$32,330	$—	$31,139	$31,139	$—
Forward foreign exchange contracts(3)	16,450	—	16,450	6,296	—	6,296
Total	$48,780	$32,330	$16,450	$37,435	$31,139	$6,296
Financial liabilities carried at fair value
Forward foreign exchange contracts(3)	$10,619	$—	$10,619	$23,799	$—	$23,799
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 26, 2018		November 26, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$493,102	$496,133	$485,419	$507,185
3.375% senior notes due 2027(1)	549,584	571,222	559,037	590,266
Short-term borrowings	36,148	36,148	38,727	38,727
Total	$1,078,834	$1,103,503	$1,083,183	$1,136,178
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 26, 2018, the Company had forward foreign exchange contracts to buy $566.7 million and to sell $104.2 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2020.
Effective as of the first quarter of 2018, the Company recorded and presented the fair value of its derivative assets and liabilities on a gross basis in the consolidated balance sheets based on contractual maturity dates, including those subject to master netting arrangements. The comparative period was revised to reflect the change from a net basis to a gross basis.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 26, 2018			November 26, 2017
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$16,450	$—	$16,450	$6,296	$—	$6,296
Forward foreign exchange contracts(2)	—	(10,619)	(10,619)	—	(23,799)	(23,799)
Total	$16,450	$(10,619)		$6,296	$(23,799)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(548,008)		$—	$(562,780)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

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

	August 26, 2018			November 26, 2017
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$15,112	$(3,745)	$11,367	$3,218	$(3,146)	$72
Financial liabilities	(4,177)	3,745	(432)	(20,876)	3,146	(17,730)
Total			$10,935			$(17,658)
Embedded derivative contracts
Financial assets	$1,338	$—	$1,338	$3,078	$—	$3,078
Financial liabilities	(6,442)	—	(6,442)	(2,923)	—	(2,923)
Total			$(5,104)			$155

The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Gain or (Loss) Recognized in AOCI (Effective Portion)
	As of	As of
	August 26, 2018	November 26, 2017
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)
Euro-denominated senior notes	(60,924)	(75,697)
Cumulative income taxes	31,339	35,253
Total	$(44,759)	$(55,618)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(2,298)	$(3,894)	$(20,446)	$184
Unrealized gain (loss)	6,835	(15,253)	22,607	(44,705)
Total	$4,537	$(19,147)	$2,161	$(44,521)
NOTE 4: DEBT
The following table presents the Company's debt:

	August 26, 2018	November 26, 2017
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$485,115	$483,683
3.375% senior notes due 2027	540,940	555,177
Total long-term debt	$1,026,055	$1,038,860
Short-term debt
Short-term borrowings	$35,790	$38,451
Total debt	$1,061,845	$1,077,311
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility was $669.1 million at August 26, 2018, as the Company's total availability of $713.6 million was reduced by $44.5 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 26, 2018 was 5.04% and 5.00%, respectively, as compared to 5.04% and 5.80%, respectively, in the same periods of 2017.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Nine Months Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
	(Dollars in thousands)
Net periodic benefit cost:
Pension Benefits	$819	$2,990	$2,434	$8,952
Postretirement Benefits	925	1,148	2,777	3,443
Net periodic benefit cost	$1,744	$4,138	$5,211	$12,395
The Company increased the estimated contributions to its pension plans in 2018 from $94.7 million to $124.0 million.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its operating regions and as such, is subject to numerous countries complex customs laws and regulations with respect to its import and export activity. The Company is currently undergoing audit assessments and the related legal appeal processes with various customs authorities. While the Company is vigorously defending its position and does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	August 26, 2018	November 26, 2017
	(Dollars in thousands)
Pension and postretirement benefits	$(225,013)	$(232,181)
Net investment hedge losses	(44,759)	(55,618)
Foreign currency translation losses	(138,850)	(111,092)
Unrealized gains on marketable securities	4,383	4,048
Accumulated other comprehensive loss	(404,239)	(394,843)
Accumulated other comprehensive income attributable to noncontrolling interest	9,482	9,538
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(413,721)	$(404,381)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than insignificant amounts that pertain to the Company's pension and postretirement benefit plans. These amounts are included in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
NOTE 9: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended		Nine Months Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$4,537	$(19,147)	$2,161	$(44,521)
Foreign currency transaction (losses) gains(2)	(11,147)	1,163	(10,528)	7,216
Interest income	2,672	895	6,502	2,206
Investment income	306	287	734	629
Other, net	600	2,068	2,175	2,057
Total other income (expense), net	$(3,032)	$(14,734)	$1,044	$(32,413)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Gains in the three-month period ended August 26, 2018 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the British Pound and Euro. Losses in the three-month and nine-month periods ended August 27, 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, the Euro and the Canadian dollar.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month and nine-month periods ended August 26, 2018 were primarily due to the weakening of the Euro and Brazilian Real against the US dollar. Gains in the nine-month period ended August 27, 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

NOTE 10: INCOME TAXES
On December 22, 2017, the Tax Act was enacted in the U.S. The Tax Act introduced many changes, including lowering the U.S. corporate tax rate from 35% to 21%, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, and provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, the Company will apply a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of the Tax Act resulted in a provisional charge of $129.6 million to tax expense for the nine-month period ended August 26, 2018. This charge was comprised of a $91.5 million re-measurement of the Company's deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future as well as a $38.1 million one-time U.S. transition tax on undistributed foreign earnings. During the third quarter, the Company recorded a $7.1 million benefit mostly related to its provisional amount on re-measurement of deferred tax assets and liabilities due to the finalization of its U.S. tax return.
The provisions in the Tax Act are complex and broad. All components of the provisional charge of $129.6 million are based on the Company’s estimates as of August 26, 2018. Specifically, the transition tax and the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of August 26, 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, legislative action to address uncertainties that arise because of the Tax Act, changes to estimates the Company has utilized to calculate the provisional impacts, and additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined during a measurement period granted by the SEC of up to one year after the enactment date of the Tax Act to finalize the accounting of the related income tax impacts.
In addition, the Company is still evaluating the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and their impact, if any, on the consolidated financial statements beginning fiscal year 2019, including whether the Company adopts an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into the Company's measurement of deferred taxes. As a result, the Company has not included an estimate of the tax expense related to this item as of August 26, 2018.
The effective income tax rate was 7.4% for the three months ended August 26, 2018, compared to 23.6% for the same prior-year period. The decrease in the effective tax rate in 2018 as compared to 2017 was driven by a 6.4% discrete tax benefit from U.S. tax return-to-provision reconciliation and a 5.1% discrete tax benefit mostly from the re-measurement of the Company's deferred tax assets and liabilities subject to the Tax Act rate reduction.
The effective income tax rate was 48.4% for the nine months ended August 26, 2018, compared to 20.2% for the same prior-year period. The increase in the effective tax rate in 2018 as compared to 2017 was driven by a 35.6% one-time tax charge related to the impact of the Tax Act described above, offset by a 3.6% discrete tax benefit from release of reserves for uncertain tax positions due to finalization of a foreign audit in the second quarter of 2018.
NOTE 11: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Kelly McGinnis, Senior Vice President of Corporate Affairs and Chief Communications Officer, and Elizabeth O'Neill, Executive Vice President and President of Product, Innovation and Supply Chain were board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month and nine-month periods ended August 26, 2018, the Company donated $0.4 million and $7.3 million, respectively, to the Levi Strauss Foundation as compared to $0.2 million and $6.9 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2018

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
	(Dollars in thousands)
Net revenues:
Americas	$792,832	$738,687	$2,119,820	$1,918,657
Europe	405,737	348,016	1,225,295	938,719
Asia	195,584	181,688	638,465	580,861
Total net revenues	$1,394,153	$1,268,391	$3,983,580	$3,438,237
Operating income:
Americas	$162,469	$155,652	$370,926	$347,873
Europe	76,848	61,536	245,307	160,778
Asia	14,720	11,246	71,839	56,655
Regional operating income	254,037	228,434	688,072	565,306
Corporate expenses(1)	95,428	82,114	278,840	247,995
Total operating income	158,609	146,320	409,232	317,311
Interest expense	(15,697)	(14,476)	(45,659)	(52,305)
Loss on early extinguishment of debt	—	—	—	(22,793)
Other (expense) income, net	(3,032)	(14,734)	1,044	(32,413)
Income before income taxes	$139,880	$117,110	$364,617	$209,800
_____________

(1) Included in Corporate expenses for the three and nine month periods ended August 27, 2017 is the recognition of approximately $9.5 million and $8.3 million stock-based compensation expense related to prior periods, for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We design, market and sell – directly to consumers or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ ("Signature") and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia. Our products are sold in approximately 50,000 retail locations in more than 110 countries. We support our brands through a global infrastructure, developing, sourcing and marketing our products around the world. We distribute our Levi’s® and Dockers® products in the United States primarily through chain retailers and department stores; and outside of the United States primarily through department stores, specialty retailers and approximately 2,100 franchised or other brand-dedicated stores and shop-in-shops. We also distribute our Levi’s® and Dockers® products through 798 company-operated retail stores located in 32 countries, including the United States, and through the e-commerce sites we operate. Our company-operated retail stores and e-commerce sites generated approximately 31% of our net revenues in the first nine months of 2018, as compared to 30% in the same period in 2017, with our e-commerce sites representing approximately 14% of this company-operated revenue in both periods. In addition, we distribute our Levi’s® and Dockers® products through e-commerce sites operated by certain of our key wholesale customers and other third parties.
Our Europe and Asia businesses, collectively, contributed approximately 47% of our net revenues and 46% of our regional operating income in the first nine months of 2018, as compared to 44% of our net revenues and 38% of our regional operating income in the same period in 2017. Sales of Levi’s® brand products represented approximately 86% of our total net sales in the first nine-month periods of both 2018 and 2017.
Trends Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:

•
Factors that impact consumer discretionary spending, which remains volatile globally, continue to create a complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting in consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and convenience with the off-price retail channel remaining strong and increased expectations for real-time delivery.

•
More competitors are seeking growth globally, thereby increasing the competition across regions. Some of these competitors are entering into markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by mixed growth prospects due to increased competition from e-commerce shopping, pricing transparency enabled by the proliferation of online technologies, and vertically-integrated specialty stores. Retailers, including our top customers, have in the past and may in the future decide to consolidate, undergo restructurings or rationalize their stores, which could result in a reduction in the number of stores that carry our products.

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
These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies. For more information on the risk factors affecting our business, see Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our 2017 Annual Report on Form 10-K.
Our Third Quarter 2018 Results

•
Net revenues. Compared to the third quarter of 2017, consolidated net revenues increased 10% on a reported basis and 11% on a constant-currency basis driven by broad-based growth across all three regions, in every channel and product category.

•
Gross margin. Compared to the third quarter of 2017, consolidated gross margin percentage increased 1.4% primarily due to growth in our higher margin company-operated retail and international revenues.

•
Operating income. Compared to the third quarter of 2017, consolidated operating income increased by 8% and operating margin decreased to 11.4%, primarily reflecting higher net revenues and strong gross margin, partially offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network and higher advertising and promotion expense.

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week year, with each fiscal year ending on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter, although in 53-week fiscal years, one quarter will have a 14-week quarter. Each quarter of fiscal years 2018 and 2017 consists of 13 weeks.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia.
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues comprises of net sales and licensing revenues. Net sales include sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated e-commerce sites and stores and at our company-operated shop-in-shops located within department stores. Net revenues include discounts, allowances for estimated returns and incentives.

•
Cost of goods sold comprises of product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our remaining manufacturing facilities, including the related depreciation expense.

•
Selling expenses include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our e-commerce operations.

•
We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

Constant currency.    We report our operating results in accordance with U.S. generally accepted accounting principles, ("U.S. GAAP"), as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates we use to translate our operating results for all countries where the functional currency is not the U.S. Dollar into U.S. Dollars. Because we are a global company, foreign currency exchange rates used for translation may have a significant effect on our reported results. In general, upon translation, our financial results are affected positively by a weaker U.S. Dollar and are affected negatively by a stronger U.S. Dollar as compared to the foreign currencies in which we conduct our business. References to our operating results on a constant-currency basis mean our operating results without the impact of foreign currency translation fluctuations.
We believe disclosure of constant-currency results is helpful to investors because it facilitates period-to-period comparisons of our results by increasing the transparency of our underlying performance by excluding the impact of fluctuating foreign currency exchange rates. However, constant-currency results are non-U.S. GAAP financial measures and are not meant to be considered in isolation or as a substitute for comparable measures prepared in accordance with GAAP. Constant-currency results have no standardized meaning prescribed by U.S. GAAP, are not prepared under any comprehensive set of accounting rules or principles and should be read in conjunction with our consolidated financial statements prepared in accordance with U.S. GAAP. Constant-currency results have limitations in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.
We calculate the effect of changes in foreign currency translation based on the difference between the prior-year period activity translated using the current period’s foreign currency exchange rates and the prior-year period’s foreign currency exchange rates, as reported.
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 26, 2018:

	Three Months Ended			Nine Months Ended
	August 26, 2018	August 27, 2017	% Increase	August 26, 2018	August 27, 2017	% Increase
	(Dollars in millions)
Net revenues:
Total revenues
As reported	$1,394.2	$1,268.4	9.9%	$3,983.6	$3,438.3	15.9%
Impact of foreign currency	—	(14.4)	*	—	76.0	*
Constant-currency	$1,394.2	$1,254.0	11.2%	$3,983.6	$3,514.3	13.4%

Americas
As reported	$792.9	$738.6	7.4%	$2,119.8	$1,918.7	10.5%
Impact of foreign currency	—	(7.8)	*	—	(0.5)	*
Constant-currency	$792.9	$730.8	8.5%	$2,119.8	$1,918.2	10.5%

Europe
As reported	$405.7	$348.0	16.6%	$1,225.3	$938.7	30.5%
Impact of foreign currency	—	(2.5)	*	—	64.2	*
Constant-currency	$405.7	$345.5	17.4%	$1,225.3	$1,002.9	22.2%

Asia
As reported	$195.6	$181.8	7.6%	$638.5	$580.9	9.9%
Impact of foreign currency	—	(4.1)	*	—	12.3	*
Constant-currency	$195.6	$177.7	10.1%	$638.5	$593.2	7.6%
_____________

* Not meaningful

Results of Operations for Three and Nine Months Ended August 26, 2018, as Compared to Same Periods in 2017
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 26, 2018	August 27, 2017	% Increase (Decrease)	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017	% Increase (Decrease)	August 26, 2018	August 27, 2017
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,394.2	$1,268.4	9.9%	100.0%	100.0%	$3,983.6	$3,438.3	15.9%	100.0%	100.0%
Cost of goods sold	652.6	611.7	6.7%	46.8%	48.2%	1,833.0	1,658.7	10.5%	46.0%	48.2%
Gross profit	741.6	656.7	12.9%	53.2%	51.8%	2,150.6	1,779.6	20.8%	54.0%	51.8%
Selling, general and administrative expenses	583.0	510.3	14.2%	41.8%	40.2%	1,741.4	1,462.3	19.1%	43.7%	42.5%
Operating income	158.6	146.4	8.3%	11.4%	11.5%	409.2	317.3	29.0%	10.3%	9.2%
Interest expense	(15.6)	(14.5)	7.6%	(1.1)%	(1.1)%	(45.6)	(52.3)	(12.8)%	(1.1)%	(1.5)%
Loss on early extinguishment of debt	—	—	—	—	—	—	(22.8)	(100.0)%	—	(0.7)%
Other (expense) income, net	(3.1)	(14.7)	(78.9)%	(0.2)%	(1.2)%	1.0	(32.4)	(103.1)%	—	(0.9)%
Income before income taxes	139.9	117.2	19.4%	10.0%	9.2%	364.6	209.8	73.8%	9.2%	6.1%
Income tax expense	10.3	27.7	(62.8)%	0.7%	2.2%	176.6	42.5	*	4.4%	1.2%
Net income	129.6	89.5	44.8%	9.3%	7.1%	188.0	167.3	12.4%	4.7%	4.9%
Net loss (income) attributable to noncontrolling interest	0.5	(1.5)	(133.3)%	—	(0.1)%	(2.0)	(1.7)	17.6%	(0.1)%	—
Net income attributable to Levi Strauss & Co.	$130.1	$88.0	47.8%	9.3%	6.9%	$186.0	$165.6	12.3%	4.7%	4.8%
_____________

* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency bases from period to period.

	Three Months Ended				Nine Months Ended
			% Increase				% Increase
	August 26, 2018	August 27, 2017	As Reported	Constant Currency	August 26, 2018	August 27, 2017	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$792.9	$738.6	7.4%	8.5%	$2,119.8	$1,918.7	10.5%	10.5%
Europe	405.7	348.0	16.6%	17.4%	1,225.3	938.7	30.5%	22.2%
Asia	195.6	181.8	7.6%	10.1%	638.5	580.9	9.9%	7.6%
Total net revenues	$1,394.2	$1,268.4	9.9%	11.2%	$3,983.6	$3,438.3	15.9%	13.4%
Total net revenues increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 26, 2018, as compared to the same prior-year periods.
Americas.    On both a reported basis and constant-currency basis, net revenues in our Americas region increased for the three-month and nine-month periods ended August 26, 2018. Currency translation had an unfavorable impact on net revenues of approximately $8 million for the three-month period and did not have a significant impact for the nine-month period ended August 26, 2018.
Excluding the effects of currency, the increase in net revenues for the three-month and nine-month periods ended August 26, 2018 was due to the strong performance within our company-operated retail network, primarily due to increased traffic and conversion, as well as 26 more stores in operation at the end of the third quarter of 2018 than the third quarter of 2017. Additionally, increases in Levi's® womens products and Signature products as well as growth in our Mexico business contributed to the wholesale growth in the region. Overall, the general continued improvement in the U.S. retail environment contributed to higher wholesale revenues.
Europe.    Net revenues in Europe increased on both a reported basis and constant-currency basis for the three-month and nine-month periods ended August 26, 2018, with currency translation affecting net revenues unfavorably by approximately $3 million and favorably by approximately $64 million, respectively.
Constant-currency net revenues increased for the three-month and nine-month periods ended August 26, 2018 as a result of strong performance in all channels including wholesale, company-operated retail and franchised stores. Growth in all channels reflects the strength of the brand and expanded product assortment across the customer base, mainly Levi's® tops and womens products. Additionally, growth in company-operated retail was a result of strong performance as well as 13 more stores in operation at the end of the third quarter of 2018 than the third quarter of 2017.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 26, 2018, with currency affecting net revenues unfavorably by approximately $4 million and favorably by approximately $12 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three-month and nine-month periods ended August 26, 2018 was primarily due to the expansion and strong performance of our company-operated retail network, which included 26 more stores than the end of the third quarter of 2017. Wholesale revenues in the three-month and nine-month periods increased, particularly in Australia, New Zealand and India, and in the nine-month period were partially offset by lower franchised store revenues. Wholesale revenues in Japan also increased in the nine-month period.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 26, 2018	August 27, 2017	% Increase	August 26, 2018	August 27, 2017	% Increase
	(Dollars in millions)
Net revenues	$1,394.2	$1,268.4	9.9%	$3,983.6	$3,438.3	15.9%
Cost of goods sold	652.6	611.7	6.7%	1,833.0	1,658.7	10.5%
Gross profit	$741.6	$656.7	12.9%	$2,150.6	$1,779.6	20.8%
Gross margin	53.2%	51.8%		54.0%	51.8%
Currency translation unfavorably impacted gross profit by approximately $5 million and favorably by approximately $49 million for the three-month and nine-month periods ended August 26, 2018, respectively. For the three-month and nine-month periods, gross margin increased primarily due to growth in higher margin company-operated retail and international revenues, as well as favorable transactional currency impacts for the nine-month period.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 26, 2018	August 27, 2017	% Increase	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017	% Increase	August 26, 2018	August 27, 2017
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$251.9	$217.4	15.9%	18.1%	17.1%	$760.1	$635.8	19.6%	19.1%	18.5%
Advertising and promotion	78.6	65.4	20.2%	5.6%	5.2%	251.7	194.5	29.4%	6.3%	5.7%
Administration	122.9	109.0	12.8%	8.8%	8.6%	345.6	291.0	18.8%	8.7%	8.5%
Other	129.6	118.5	9.4%	9.3%	9.3%	384.0	341.0	12.6%	9.6%	9.9%
Total SG&A	$583.0	$510.3	14.2%	41.8%	40.2%	$1,741.4	$1,462.3	19.1%	43.7%	42.5%

Currency impacted SG&A favorably by approximately $3 million and unfavorably by approximately $31 million for the three-month and nine-month periods ended August 26, 2018, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $2 million and unfavorably by approximately $18 million for the three-month and nine-month periods ended August 26, 2018, respectively. Higher selling expenses primarily reflected costs associated with the growth and expansion of our direct-to-consumer business, including increased investment in new and existing company-operated stores and e-commerce technology. We had 65 more company-operated stores at the end of the third quarter of 2018 than we did at the end of the third quarter of 2017.
Advertising and promotion.   Currency did not have a significant impact on advertising and promotion expenses for the three-month period and had an unfavorable impact of approximately $4 million for the nine-month period ended August 26, 2018. Advertising and promotion expenses increased due to incremental investments in advertising.
Administration.    Administration expenses include functional administrative and organization costs. Currency did not have a significant impact on administration expenses for the three-month period and had an unfavorable impact of approximately $4 million for the nine-month period ended August 26, 2018. As compared to the same nine-month prior-year period, administration expenses in 2018 reflect higher incentive compensation, including stock-based compensation, reflecting outperformance against our internally set objectives. The third quarter of 2017 included an adjustment of $9.5 million related to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest awards after retirement.

Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency did not have a significant impact on SG&A other costs for the three-month period and had an unfavorable impact of approximately $5 million for the nine-month period ended August 26, 2018. For the three-month period ended August 26, 2018 the increase in SG&A other costs was primarily due to a $7.9 million increase in distribution costs as a result of higher wholesale volume. For the nine-month period ended August 26, 2018, the increase in SG&A other costs was primarily due to a $23.5 million increase in distribution costs as a result of higher wholesale volume, and an $11.7 million increase in information technology expenses due to additional costs to support technology infrastructure.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 26, 2018	August 27, 2017	% Increase	August 26, 2018		August 27, 2017		August 26, 2018	August 27, 2017	% Increase	August 26, 2018		August 27, 2017
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$162.5	$155.7	4.4%	20.5%		21.1%		$370.9	$347.9	6.6%	17.5%		18.1%
Europe	76.8	61.6	24.7%	18.9%		17.7%		245.3	160.8	52.5%	20.0%		17.1%
Asia	14.7	11.3	30.1%	7.5%		6.2%		71.8	56.7	26.6%	11.2%		9.8%
Total regional operating income	254.0	228.6	11.1%	18.2%	*	18.0%	*	688.0	565.4	21.7%	17.3%	*	16.4%	*
Corporate expenses	95.4	82.2	16.1%	6.8%	*	6.5%	*	278.8	248.1	12.4%	7.0%	*	7.2%	*
Total operating income	$158.6	$146.4	8.3%	11.4%	*	11.5%	*	$409.2	$317.3	29.0%	10.3%	*	9.2%	*
Operating margin	11.4%	11.5%						10.3%	9.2%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $2 million and favorably by approximately $18 million for the three-month and nine-month periods ended August 26, 2018, respectively.
Regional operating income.

•
Americas. Currency translation unfavorably affected operating income in the region by approximately $2 million for the three-month period and did not have a significant impact for the nine-month period ended August 26, 2018. The increase in operating income was primarily due to higher net revenues as a result of strong performance of our company-operated retail network and wholesale business. This was partially offset by higher SG&A expense as a result of an increase in occupancy costs and an increased investment in advertising.

•
Europe. Currency did not have a significant impact on operating income in the region for the three-month period and had a favorable impact of approximately $16 million for the nine-month period ended August 26, 2018. The increase in operating income was due to higher net revenues across all channels, partially offset by higher selling costs and increased investment in advertising.

•
Asia. Currency did not have a significant impact on operating income in the region for the three-month period ended August 26, 2018 and had a favorable impact of approximately $3 million for the nine-month period ended August 26, 2018. The increase in operating income was due to higher net revenues and gross margin, partially offset by higher SG&A expense to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month and nine-month periods ended August 26, 2018. The increase in the corporate expenses for the three-month period ended August 26, 2018 was primarily due to a decrease in foreign currency transaction gains related to our global sourcing organizations procurement of inventory on behalf of our foreign subsidiaries. The increase in corporate expense for the nine-month period ended August 26, 2018 was primarily due to an increase in administration expenses relating to incentive compensation. Both periods were partially offset by purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.
Interest expense
Interest expense was $15.6 million and $45.6 million for the three-month and nine-month periods ended August 26, 2018, respectively, as compared to $14.5 million and $52.3 million for the same prior-year periods. The decrease in interest expense for the nine-month period in 2018, as compared to the same period in 2017 was primarily related to lower average borrowing rates in 2018 resulting from our debt refinancing activities during the second quarter of 2017.
Our weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 26, 2018 was 5.04% and 5.00%, respectively, as compared to 5.04% and 5.80% in the same periods in 2017.
Loss on early extinguishment of debt
During the nine months ended August 27, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the second quarter of 2017. The loss included $21.9 million of tender and call premiums on the retirement of the debt.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month and nine-month periods ended August 26, 2018, we recorded expense of $3.1 million and income of $1.0 million, respectively, as compared to expense of $14.7 million and $32.4 million for the same prior-year periods. The expense in the three-month period in 2018 primarily reflected net losses on our foreign currency denominated balances, partially offset by net gains on our foreign exchange derivatives. The income in the nine-month period in 2018 primarily reflected net losses on our foreign currency denominated balances which were more than offset by investment interest generated from money market funds and net gains on our foreign exchange management activities. The expense in the three-month and nine-month periods in 2017 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances.
Income tax expense
On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted in the U.S. (the "Tax Act"). The Tax Act introduced many changes, including lowering the U.S. corporate tax rate from 35% to 21%, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, and provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, we will apply a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of the Tax Act resulted in a provisional charge of $129.6 million to tax expense for the nine-month period ended August 26, 2018. This charge was comprised of a $91.5 million re-measurement of our deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future as well as a $38.1 million one-time U.S. transition tax on undistributed foreign earnings. During the third quarter of 2018, we recorded a $7.1 million benefit mostly related to provisional amounts on re-measurement of deferred tax assets and liabilities due to finalization of the U.S. tax return.
The provisions in the Tax Act are complex and broad. All components of the provisional charge of $129.6 million are based on our estimates as of August 26, 2018. Specifically, the transition tax and the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of August 26, 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations of the Tax Act, legislative action to address uncertainties that arise because of the Tax Act, changes to estimates we have utilized to calculate the provisional impacts, and additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined during a measurement period granted by the Securities and Exchange Commission of up to one year after the enactment date of the Tax Act to finalize the accounting of the related income tax impacts.
In addition, we are still evaluating the Global Intangible Low Tax Income ("GILTI") provisions of the Tax Act and their impact, if any, on the consolidated financial statements beginning fiscal year 2019, including whether we adopt an accounting policy to treat such taxes as a current-period expense when incurred or whether such amounts should be factored into our measurement of deferred taxes. As a result, we have not included an estimate of the tax expense related to this item as of August 26, 2018.

The effective income tax rate was 7.4% for the three months ended August 26, 2018, compared to 23.6% for the same prior-year period. The decrease in the effective tax rate in 2018 as compared to 2017 was driven by a 6.4% discrete tax benefit from the U.S. tax return-to-provision reconciliation and a 5.1% discrete tax benefit mostly from the re-measurement of our deferred tax assets and liabilities subject to the Tax Act rate reduction.
The effective income tax rate was 48.4% for the nine months ended August 26, 2018, compared to 20.2% for the same prior year period. The increase in the effective tax rate in 2018 as compared to 2017 was driven by a 35.6% one-time tax charge related to the impact of the Tax Act described above, offset by a 3.6% discrete tax benefit from release of reserves for uncertain tax positions due to finalization of a foreign audit in the second quarter of 2018.

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
As of August 26, 2018, we did not have any borrowings under the credit facility. Unused availability under the credit facility was $669.1 million, as our total availability of $713.6 million, based on collateral levels as defined by the agreement, was reduced by $44.5 million of other credit-related instruments.
As of August 26, 2018, we had cash and cash equivalents totaling approximately $612.5 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.3 billion.
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
There have been no material changes to our estimated cash requirements for 2018 from those disclosed in our 2017 Annual Report on Form 10-K, except that estimated pension plan payments for fiscal year 2018 increased from $95 million to $124 million and potential payments in 2018 under the terms of the EIP have been reduced and are now approximately $60 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 26, 2018	August 27, 2017
	(Dollars in millions)
Cash provided by operating activities	$204.8	$294.5
Cash used for investing activities	(119.7)	(75.6)
Cash used for financing activities	(95.8)	(112.4)
Cash and cash equivalents	612.5	491.3
Cash flows from operating activities
Cash provided by operating activities was $204.8 million for the nine-month period in 2018, as compared to $294.5 million for the same period in 2017. The decrease primarily reflects additional contributions to our pension plans, higher payments for inventory and SG&A expenses to support our growth, as well as higher payments for income taxes, partially offset by an increase in cash received from customers.

Cash flows from investing activities
Cash used for investing activities was $119.7 million for the nine-month period in 2018, as compared to $75.6 million for the same period in 2017. The increase in cash used for investing activities primarily reflects increased payments for capital expenditures and increased payments on the settlement of our forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $95.8 million for the nine-month period in 2018, as compared to $112.4 million for the same period in 2017. Cash used in 2018 primarily reflects payments of $53.8 million made for equity award exercises and the payment of a $45.0 million cash dividend. Cash used in 2017 primarily reflects the payment of a $35.0 million cash dividend as well as our refinancing activities and debt reduction during the period, including debt extinguishment costs and debt issuance costs. Cash used in 2017 also reflects payments made for equity award exercises.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.06 billion as of August 26, 2018, we had fixed-rate debt of $1.05 billion (98.8% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $13.1 million (1.2% of total debt). As of August 26, 2018, our required aggregate debt principal payments on our unsecured long-term debt were $1.04 billion in years after 2022. Short-term borrowings of $35.8 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in material compliance with all of these covenants as of August 26, 2018.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2017 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K, except for as follows:
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 26, 2018. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 26, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K, except for the following:
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends in large part on the value and reputation of the LS&Co brand, which is integral to our business and the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brand and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high-quality products acceptable to our customers and consumers or if we face a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us or our products, or the production methods of any of our suppliers or contract manufacturers, could seriously damage our reputation and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we may from time to time take positions on social issues that may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Adverse publicity could undermine consumer confidence in our brand and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brand and reputation could adversely affect our business and financial condition.
Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Recently, the Trump Administration announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside of the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed $34 billion in tariffs on goods imported from China in connection with China's intellectual property practices and has announced a potential additional $200 billion in tariffs on goods imported from China. The Trump Administration has also begun renegotiations of the North American Free Trade Agreement ("NAFTA") with Mexico and Canada. Approximately 15% to 20% of the products that we sell in the United States are manufactured in China and Mexico. If the Trump Administration follows through on its proposed China tariffs or withdraws from or renegotiates NAFTA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, Mexico, or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.
Climate change and related regulatory responses may adversely impact our business.
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations directly or indirectly as a result of required compliance by us, our suppliers and our contract manufacturers. We may incur increased capital expenditures resulting from required compliance with revised or new legislation or regulations, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, and changes to profit arising from changes in energy costs and operating expenses. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation and regulations, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 17, 2018, our Board of Directors (the "Board") approved the award of restricted stock units ("RSUs") representing an aggregate of 11,114 shares of our common stock to our non-employee directors. The RSUs were granted as a part of the standard annual compensation provided to our non-employee directors. These awards were made under our 2016 Equity Incentive Plan.
RSUs are units, representing beneficial ownership interests, corresponding in number and value to a specified number of underlying shares of stock. The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. However, if the recipient's continuous service terminates for any reason other than for cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination. Each recipient's initial grant of RSUs is subject to a mandatory deferral feature, by which the RSU will be converted to a share of common stock six months after discontinuation of service with the Company for each fully vested RSU held at that date. For subsequent grants, recipients of the RSUs have the opportunity to make deferral elections regarding when shares of our common stock are to be delivered in settlement of vested RSUs. If the recipient does not elect to defer the receipt of common stock, then the RSUs are immediately converted into shares upon vesting. The RSUs additionally have "dividend equivalent rights", of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
We will not receive any proceeds from the issuance or vesting of RSUs. The RSUs were granted under Section 4(a)(2) of the Securities Act of 1933, as amended. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
We repurchased a total of 173,238 shares of our common stock during the quarter ended August 26, 2018 in connection with the exercise of call and put rights under our 2016 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, 16,000 shares were purchased in July and 157,238 shares were purchased in August.
We are a privately-held corporation; there is no public trading of our common stock. As of October 4, 2018, we had 37,602,316 shares outstanding.

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

Date:	October 9, 2018		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)