Form 10-K
period 2018-11-25
LEVI STRAUSS & CO
filed 2019-02-05
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 25, 2018
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
  Yes ☑ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑ Note: While the registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "Large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The registrant is privately held. Nearly all of its common equity is owned by descendants of the family of the registrant's founder, Levi Strauss, and their relatives. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock $.01 par value — 37,602,843 shares outstanding on January 30, 2019
Documents incorporated by reference: None

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 25, 2018

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
Our Global Reach
Our products are sold in more than 110 countries, grouped into three geographic regions that comprise our three operating segments: the Americas, Europe and Asia (which includes the Middle East and Africa). We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically "American," we derive approximately half of our net revenues from outside the United States. A summary of financial information for each regional operating segment is found in Note 19 to our audited consolidated financial statements included in this report. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. See "Item 1A – Risk Factors", specifically "Risks Relating to Our Industry – Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs or a global trade war" and "Risks Relating to Our Business – We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks."
Our products are sold in over 50,000 retail locations worldwide, including approximately 3,000 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores are the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through the e-commerce sites we operate, as well as the e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas.
We were founded in San Francisco, California in 1853 and were incorporated in Delaware in 1970. We conduct our operations outside the United States through foreign subsidiaries. We have headquarter offices in San Francisco, Brussels and Singapore. Our corporate offices are located at Levi's Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.
We are a privately-held company and our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives.
Our website – www.levistrauss.com – contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at http://levistrauss.com/investors/financial-news. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report.

Our Business Strategies
Our growth and financial performance over the last several years has been the result of key growth strategies adopted by our management team, each of which is described in more detail below. We will continue to aggressively pursue our global market opportunity by executing these growth strategies and continuing to innovate throughout our business.
Drive the Profitable Core. Our core includes our most profitable and cash-generating businesses. Keeping these businesses healthy and growing is critical for funding expansion in other key growth areas.

•
Maintain and strengthen our longstanding leadership in men's bottoms. We are actively focused on maintaining and strengthening our men’s bottoms business, which has been and will continue to be a key driver of our operating results. Our iconic 501 jean continues to be a staple in closets around the world, and we continually find ways to update this fit to appeal to new consumers and remain relevant as tastes change. We are also introducing new products, such as updated straight leg and taper styles and fabrics with added stretch for greater comfort. Enhancing the fit, finish and fabric of our existing product offerings while continuing to introduce new styles enables us to appeal to younger millennial customers and to capitalize on the ongoing consumer trend toward casualization in fashion. We will continue to be nimble and respond to evolving demographics and fashion trends while retaining our authentic heritage.

•
Expand and strengthen our established wholesale customer base. Our established wholesale customer base represents our largest distribution channel and will continue to represent a significant opportunity for growth. We are deepening key wholesale relationships through more targeted product assortments and a broader lifestyle offering. We are also expanding our wholesale relationships, with a focus in the United States on growing premium accounts such as Nordstrom and Bloomingdale's. We are also growing our core business through wholesale e-commerce sites, including Amazon, where we have expanded our core product offering and established a Levi’s-branded storefront that offers consumers a curated experience similar to the one they enjoy when they visit our company-operated e-commerce sites.

•
Increase penetration and sales within our top five developed markets. We manage our business by region, which enables us to respond more rapidly to opportunities presented by specific geographic markets. We continue to see growth among our top five developed markets: the United States, France, Germany, Mexico and the United Kingdom. Across these markets, we plan to expand via a combination of new stores, expanded wholesale relationships and an increased e-commerce presence.

•
Invest in marketing and advertising to increase engagement with our brands. We expect to continue our investment in marketing and advertising, including television, digital and influencer marketing, focusing primarily on growing sales of our core product offerings and increasing engagement with all of our brands, particularly among younger consumers.

Expand for More. We have significant opportunity to grow by expanding beyond our core business into other underpenetrated categories, markets and brands.

•
Develop leading positions in categories outside of men’s bottoms. We are focusing our product design and marketing efforts to reshape our global consumer perceptions from a U.S. men’s bottoms-oriented company to a global lifestyle leader for both men and women. To this end, in the near term, we are focusing on growing our tops and women’s businesses. While our logo T-shirt business has been a key driver of this growth, we are also seeing growth across other tops sub-categories such as fleece (sweatshirts) and trucker jackets. We believe we have a long runway for growth in both our tops and women’s categories. In the longer term, we intend to increase our focus on expanding our other product categories such as footwear and outerwear.

•
Expand presence in underpenetrated international markets. We believe we have a significant opportunity to deepen our presence in key emerging markets, such as China and India, to drive long-term growth. We believe our new management team in China can significantly expand our business in China as we leverage a localized go-to-market strategy to open new stores and build affinity among Chinese consumers. To support further growth, we opened our first company-operated store in India in December 2017 and launched a company-operated e-commerce platform for the country in January 2018.

•
Continue to grow and expand the presence of our value brands, Signature by Levi Strauss & Co. and Denizen. We are targeting value-conscious consumers through our Signature by Levi Strauss & Co. and Denizen brands, which are sold through wholesale accounts. We continue to grow our business with accounts such as Walmart and Target by expanding our offering within existing doors and leveraging our relationships with these retailers to launch our value brands in international markets.

•
Opportunistically pursue acquisitions. We expect to opportunistically pursue acquisitions to supplement our strong organic growth profile and drive further brand and category diversification. We will evaluate potential acquisition opportunities with a focus on strategic acquisitions that will enhance our portfolio of brands, bolster our product category expertise or add a new operating capability while fitting well with our corporate culture and providing an attractive financial return. We believe we are well-positioned and have the financial flexibility to pursue attractive acquisition opportunities as they arise.

Strengthen Position as a Leading Omni-Channel Retailer. We are focused on growing our direct-to-consumer ("DTC") channel in order to better control our brands and drive meaningful connections with our consumers globally.

•
Continue to expand our retail presence and improve our sales productivity in existing stores. We continue to add new, profitable retail locations in the United States and across the globe. We had 74 more company-operated stores on November 25, 2018 than we did on November 26, 2017. We are focused on creating a shopping experience that excites today’s consumers with enhanced customization and personalization through our Tailor Shops and Print Bars. We continue to focus on redesigning the shopping experience, including the opening of a new flagship store in New York City’s Times Square in November 2018. At approximately 17,000 square feet, this is our largest mainline store. Additionally, we are continuing to implement integrated omni-channel and digital capabilities across our store fleet. We have updated our systems to enable customers to return products in-store that they purchased through our websites and allow our sales associates to place orders in store when desired fits or sizes are not available. Over the last year, we have also been rolling out a new RFID inventory management system to improve operations and help us test the effectiveness of different store layouts and assortments.

•
Drive e-commerce growth through global presence and superior consumer experience. We have been focused on building out our e-commerce sites across geographies while also upgrading the foundation of our sites in key geographies such as the United States and Europe in order to deliver a better user experience. In addition, we are incubating a portfolio of innovative e-commerce features that further enhance consumer experience and demonstrate our leadership in fit and style in an online forum. For example, in 2017 we rolled out "Ask Indigo," an AI-powered stylebot, to help guide consumers to the products that best fit their needs, just as an associate would in a brick-and-mortar store. We are continually testing and refining these features to help drive increased traffic, conversion and order size. We also recently rolled out an online program that enables consumers to customize trucker jackets, logo T-shirts and other products just as they would in-store.

Enhance Operational Excellence. We seek out operational improvements that leverage our scale to unlock efficiencies throughout our organization and enable us to respond quickly to changing market dynamics.

•
Improve operations by leveraging our scale and consolidating end-to-end accountability. We have ongoing initiatives to reduce inefficiency and increase profitability in our business. Our key efforts include leveraging our global scale to drive supply chain savings, end-to-end planning efforts to manage inventory more efficiently and a focus on driving continuous organizational efficiencies. We are in the process of implementing a new enterprise resource planning system that will strengthen our data and analysis capabilities. We are also planning to upgrade our distribution centers and improve our distribution networks in the United States and Europe to ensure we are prepared for future growth.

•
Improve flexibility and ability to respond to changing fashion and consumer trends. We are taking steps to shorten our time to market in order to better meet the rapidly evolving needs of our customers and consumers. For example, Project F.L.X. increases operational agility in our men’s and women’s bottoms businesses and improves inventory management by enabling us to make final decisions on the mix of styles for our denim products closer to the time of sale. We have also added shorter go-to-market processes in categories such as tops in order to forecast and buy inventory more effectively, leading to higher sell through rates and less marked down product.

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented 68%, 72% and 77% of our total units sold in fiscal years 2018, 2017 and 2016, respectively. Men's products generated 69%, 72% and 76% of our total net sales in fiscal years 2018, 2017 and 2016, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic, authentic American style and effortless cool. Levi's is an authentic and original lifestyle brand and the #1 brand globally in jeanswear (measured by total retail sales). Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans, including the Arcuate Stitching Design and the Red Tab Device. The Levi's® brand continues to evolve to meet the tastes of today's consumers, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear, other apparel items and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2018, 2017 and 2016. We also offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 86% of our total net sales in fiscal years 2018 and 2017, and 85% in fiscal year 2016, approximately half of which were generated in our Americas region.

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
Our Dockers® brand products accounted for 7%, 8% and 10% of our total net sales in fiscal years 2018, 2017 and 2016, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products were sold in more than 50 countries.
Signature by Levi Strauss & Co.™ and Denizen® Brands
In addition to our Levi's® and Dockers® brands, we offer the Signature by Levi Strauss & Co.™ and Denizen® brands, which are focused on value-conscious consumers who seek quality craftsmanship and great fit and style at affordable prices. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada. The Denizen® brand was introduced in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes. The Denizen® brand is sold through wholesale accounts in the United States.
Our Signature by Levi Strauss & Co.™ and Denizen® brand products accounted for 7%, 6% and 5% of our total net sales in fiscal years 2018, 2017 and 2016, respectively.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for 2% of our total net revenues in each of fiscal years 2018, 2017 and 2016.
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
Sales, Distribution and Customers
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e- commerce sites and select shop-in-shops located in department stores and other third-party retail locations.
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers accounted for 27%, 28% and 30% of our net revenues in fiscal years 2018, 2017 and 2016, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 500 of these shop-in-shops as of November 25, 2018.
Dedicated Stores and E-commerce Sites
We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our strategy for expanding distribution of our products. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated e-commerce sites that sell products directly to consumers.

Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 26%, 25% and 24% of our net revenues in fiscal years 2018, 2017 and 2016, respectively. As of November 25, 2018, we had 824 company-operated stores, predominantly Levi's® stores, located in 32 countries across our three regions. We had 268 of these stores in the Americas, 300 stores in Europe and 256 stores in Asia. During 2018, we added 115 company-operated stores and closed 41 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of November 25, 2018, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 300 of these shop-in-shops were operated by third parties as of November 25, 2018.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com and www.dockers.com, that sell products directly to consumers across multiple markets around the world. These sites represented 4% of overall net revenues in fiscal years 2018, 2017 and 2016; and 13% of DTC channel net revenues in fiscal years 2018 and 2017 and 12% in fiscal year 2016.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2018, our net revenues in the first, second, third and fourth quarters represented 24%, 22%, 25% and 29%, respectively, of our total net revenues for the year. In fiscal year 2017, our net revenues in the first, second, third and fourth quarters represented 22%, 22%, 26% and 30%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year-end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Each of fiscal years 2018, 2017 and 2016 included one Black Friday. Fiscal year 2019 will not have a Black Friday, while fiscal year 2020 will have two Black Fridays.
We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal years 2018, 2017 and 2016 were 52-week years, ending on November 25, 2018, November 26, 2017 and November 27, 2016, respectively. Each quarter of fiscal years 2018, 2017 and 2016 consisted of 13 weeks.
The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fourth quarter selling season. Order backlog is not material to our business.
Effects of Inflation
We believe inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand and the Dockers® brand as the definitive khaki. We continually strengthen our portfolio of brands and our positioning at the center of popular culture with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, and selective collaborations with key influencers, integrating ourselves with significant cultural events, and on-the-ground efforts such as street-level events and similar targeted "viral" marketing activities. We also connect with sport and music fans across the world, including through the naming rights to the new stadium for the San Francisco 49ers, which we secured in 2013.
Our marketing organization includes both global and regional marketing teams. Our global marketing team is responsible for developing a toolkit of marketing assets and brand guidelines to be applied across all marketing activities, including media, engagement, brand environment and in-store activation. Our regional marketing teams adapt global tools for local relevance and execute marketing strategies within the markets where we operate.

We also use our websites, including www.levi.com and www.dockers.com in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products.
Sourcing and Logistics
Organization.  Our global sourcing and logistics organizations are responsible for taking a product from the design concept stage through production to delivery to our customers. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total product and distribution costs while maintaining our focus on product quality, local service levels and working capital management. Our presence in more than 110 countries enables us to leverage our global scale for product development and sourcing while using our local expertise to tailor products and retail experiences to individual markets. Our integrated production development and distribution platform enables us to achieve operating efficiencies and deliver superior quality products.
Product procurement.  We source nearly all of our products through independent contract manufacturers. The remainder is sourced from our company-operated manufacturing and finishing plants. See "Item 2 – Properties" for more information about these manufacturing facilities.
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
Sourcing locations.  We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before placing production in those countries and on an ongoing basis. We also monitor ongoing global trade regulations to optimize our supply chain networks in response to changes in tariffs or other trade policies around the world.
In fiscal year 2018, we sourced products from contract manufacturers located in approximately 23 countries around the world. We sourced products in North and South Asia, South and Central America (including Mexico and the Caribbean), Europe and Africa. No single country accounted for more than 20% of our sourcing in fiscal year 2018.
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

•
Our supplier code of conduct covers employment practices such as wages and benefits, working hours, health and safety, working age and discriminatory practices, environmental matters such as wastewater treatment and solid waste disposal, and ethical and legal conduct.

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

Logistics.  We use company-operated and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce customers. For more information, see "Item 2 – Properties." Distribution center activities include receiving finished goods from our contract manufacturers and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory. In certain locations around the globe, we have consolidated our distribution centers to service multiple countries.

Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:

•	anticipating and responding to changing consumer preferences and buying trends in a timely manner, and ensuring product availability at wholesale and DTC channels;

•	developing high-quality, innovative products with relevant designs, fits, finishes, fabrics, style and performance features that meet consumer desires and trends;

•	maintaining favorable and strong brand name recognition and appeal through strong and effective marketing support and intelligence in diverse market segments;

•	identifying and securing desirable new retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;

•	ensuring high-profile product placement at retailers;

•	anticipating and responding to consumer expectations regarding e-commerce shopping and shipping;

•	optimizing supply chain cost efficiencies and product development cycle lead times;

•
creating products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our geographic regions; and

•	generating competitive economics for wholesale customers, including retailers, franchisees, and licensees.
We believe we compete favorably with respect to these factors.
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
Intellectual Property
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
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing over 200 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of November 25, 2018, we had nine issued U.S. patents and 21 U.S. patent applications pending. Our patents expire between 2019 and 2037. We also had four issued patents and two international and foreign patent applications pending. In addition, as we develop technologies that we believe are innovative, such as Project F.L.X., we intend to continually assess the patentability of new intellectual property.
Employees
As of November 25, 2018, we employed approximately 15,100 people, approximately 7,400 of whom were located in the Americas, 4,200 in Europe, and 3,500 in Asia. Approximately 1,800 of our employees were associated with the manufacturing and procurement of our products, 7,800 worked in retail, including seasonal employees, 1,600 worked in distribution and 3,900 were other non-production employees. As of November 25, 2018, approximately 3,100 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

History and Corporate Citizenship
Our story began in San Francisco, California in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. In 1873, we received a U.S. patent for “waist overalls” with metal rivets at points of strain. The first product line designated by the lot number "501" was created in 1890.
In the 19th and early 20th centuries, our work pants were worn primarily by cowboys, miners and other working men in the western United States. Then, in 1934, we introduced our first jeans for women, and after World War II, our jeans began to appeal to a wider market. By the 1960s, they had become a symbol of American culture, representing a unique blend of history and youth. We opened our export and international businesses in the 1950s and 1960s, respectively. The Dockers® brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years.
Throughout this long history, we have upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We engage in a "profits through principles" business approach and constantly strive to set higher standards for ourselves and the industry. Our milestone initiatives over the years include integrating our factories prior to the enactment of the Civil Rights Act of 1964; developing a comprehensive supplier code of conduct that requires safe and healthy working conditions before such codes of conduct became commonplace among multinational apparel companies; and offering benefits to same-sex partners in the 1990s, long before most other companies.

Item 1A.	RISK FACTORS
Risks Relating to Our Business
Our success depends on our ability to maintain the value and reputation of our brands.
Our success depends in large part on the value and reputation of our brands, which are integral to our business and the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brands and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high- quality products acceptable to our customers and consumers or if we face a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity and culture. Negative claims or publicity involving us or our products, or the production methods of any of our suppliers or contract manufacturers, could seriously damage our reputation and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we may from time to time take positions on social issues that may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Adverse publicity could undermine consumer confidence in our brands and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brands and reputation could adversely affect our business and financial condition.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 27%, 28% and 30% of our total net revenues in fiscal years 2018, 2017 and 2016, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy or liquidation – could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Any of the foregoing could adversely affect our business and financial condition. For example, in October 2018, our wholesale customer, Sears Holdings Corporation and certain of its subsidiaries, including Kmart, filed for federal bankruptcy protection and announced plans to close unprofitable stores. These developments will likely adversely affect our sales to this customer, even if it continues operations.
The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. In particular, consumers have continued to transition away from traditional wholesale retailers to large online retailers, where our products are exposed to increased competition. Consolidation in the retail industry has typically resulted in store closures, centralized purchasing decisions, and increased emphasis by retailers on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand by retailers of our products. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.
We may be unable to maintain or increase our sales through our primary distribution channels.
In the United States, chain retailers and department stores are the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores, and shop-in-shops have traditionally been our primary distribution channels. Levi’s and Dockers products are also sold through our brand-dedicated company-operated retail stores and e-commerce sites, as well as the e-commerce sites operated by certain of our key wholesale customers and other third parties. We distribute our Signature by Levi Strauss & Co. and Denizen brand products primarily through mass channel retailers in the Americas.
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•
the retailers in these channels maintain – and seek to grow – substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;

•
the retailers may change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;

•
other channels, including vertically integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and

•	shrinking points of distribution, including fewer doors at our customer locations, or bankruptcy or financial difficulties of a customer.
Further success by retailer private-labels, vertically-integrated specialty stores and e-commerce sites may continue to adversely affect the sales of our products across all channels, as well as the profitability of our brand-dedicated stores. Additionally, our ability to secure or maintain retail floor space, product display prominence, market share and sales in these channels depends on our ability to offer differentiated products and to increase retailer profitability on our products, and such efforts could have an adverse impact on our margins.
We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products come from sources outside the country of distribution. As a result, we are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	political, economic and social instability;

•	changes in tariffs and taxes;

•	regulatory restrictions on repatriating foreign funds back to the United States; and

•	less protective foreign laws relating to intellectual property.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. For example, the June 2016 decision by the United Kingdom to leave the European Union ("Brexit"), has resulted in increased uncertainty in the economic and political environment in Europe and has caused increased fluctuations and unpredictability in foreign currency exchange rates. Changes in foreign currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have an adverse effect on our business.
Changes to trade policy, as well as tariff and import/export regulations, may have a material adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The Trump Administration has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, including NAFTA, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the USMCA, which still needs to be ratified by the respective government of each of the three countries. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of recent policy changes of the Trump Administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have imposed or are considering imposing trade sanctions on certain U.S. goods. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs, international trade agreements or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could materially impact our financial position and results of operations.
Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Act was enacted in the United States on December 22, 2017. The Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet through fiscal year-end, and reflected the amounts in our financial statements. The Tax Act may have significant impacts in future periods.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting these distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is to become a world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, franchisee and other brand-dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a significant expansion in company-operated stores, a decline in sales or the closure of or poor performance of stores could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for traffic, square footage, demographics, and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
While e-commerce still comprises a small portion of our net revenues, it has been our fastest growing business over the last several years. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales. In addition, as we continue to expand and increase the global presence of our e-commerce business, sales from our retail stores and wholesale channels of distribution in areas where e-commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce sites, including:

•changes in required technology interfaces;
•website downtime and other technical failures;
•costs and technical issues from website software upgrades;
•data and system security;
•computer viruses; and
•changes in applicable federal and state regulations.
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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down for any reason, including as a result of fire, other natural disaster or labor disruption, we could face shortages of inventory, resulting in "out of stock" conditions in the e-commerce sites we operate and those operated by our wholesale customers or other third parties, and we could incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers.  Any of these issues could have an adverse effect on our business and harm our reputation.
Unexpected obstacles in new markets may limit our expansion opportunities and cause our business and growth to suffer.
Our future growth depends in part on our continued expansion efforts in new markets where we may have limited familiarity and experience with regulatory environments and market practices. We may not be able to penetrate or successfully operate in any new market as a result of such unfamiliarity or other unexpected barriers to entry. In connection with our expansion efforts, we may encounter obstacles, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, economic or governmental instability, difficulties in keeping abreast of market, business and technical developments and foreign consumers’ tastes and preferences. Our failure to develop our business in new markets or disappointing growth outside of existing markets that we may experience could harm our business and results of operations.
We face risks arising from any future restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
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

•	actual or perceived disruption to suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner;

•	difficulty in obtaining timely delivery of products of acceptable quality from our contract manufacturers;

•	diversion of management attention from ongoing business activities and strategic objectives; and

•	failure to maintain employee morale and retain key employees.
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

Any major disruption or failure of our information technology systems, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.
We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, we plan to continue the process of implementing a new enterprise resource planning system across our company. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to Wipro Limited. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. In addition, we could face increased costs associated with finding replacement vendors or hiring new employees in order to return these services in-house. We may outsource other functions in the future, which would increase our reliance on third parties.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act. Several foreign countries and governmental bodies, including the European Union, also have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation, which became effective in May 2018 and replaced the 1995 European Union Data Protection Directive and superseded applicable European Union member state legislation, imposes significant new requirements on how companies collect, process and transfer personal data, as well as significant fines for noncompliance.
Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation.
We source approximately 99% of our products from independent contract manufacturers who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, while we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations.
A contract manufacturer's failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive shipments due to factors such as port or transportation conditions, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins. If we need to replace any contract manufacturer, we may be unable to locate additional contract manufacturers on terms that are acceptable to us, or at all, or we may be unable to locate additional contract manufacturers with sufficient capacity to meet our requirements or to fill our orders in a timely manner.
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers to adhere to labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
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
In addition, regulatory developments such as reporting requirements on the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products we sell.
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
The loss of members of our executive management and other key employees or the failure to attract and retain key personnel could harm our business.
Our future success depends, in part, on the continued service of our executive management team and other key employees, and the loss of the services of any key individual could harm our business. Our future success also depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is particularly intense in many of the places where we do business, and we may not be successful in attracting and retaining such personnel. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States.
Most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
In North America, most of our distribution employees are covered by various collective bargaining agreements. Outside North America, most of our production and distribution employees are covered by either industry-sponsored and/or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.
Our licensees and franchisees may not comply with our product quality, manufacturing standards, marketing and other requirements, which could negatively affect our reputation and business.
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
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. In addition to our trademarks and other intellectual property rights, as we develop technologies, such as Project F.L.X., that we believe are innovative, we intend to continually assess the patentability of new intellectual property. However, the patents that we own and those that may be issued in the future may not adequately protect our intellectual property, survive legal challenges or provide us with competitive advantages, and our patent applications may not be granted. Our efforts to establish and protect our proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks, patented technologies or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our consumers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other intellectual property, including through civil and/or criminal prosecution. We may not be able to successfully resolve those claims, which may result in financial liability and criminal penalties. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
We have substantial liabilities and cash requirements associated with our postretirement benefits, pension and deferred compensation plans.
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns and/or the market value of plan assets, can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. Similar disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our consumers’ perception of our brands.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption and anti-money laundering laws in various jurisdictions around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents, from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state owned or affiliated entities and other third parties where we may be held liable for corrupt or other illegal activities, even if we do not explicitly authorize them. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and third-party intermediaries, business partners and agents will not take actions in violation of such policies and laws, for which we may be ultimately held responsible. To the extent that we learn that any of our employees or third-party intermediaries, business partners or agents do not adhere to our policies, procedures or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees or third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or to have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which may could adversely affect our business and financial condition.
Our current and future products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands.
There can be no assurance we will be able to detect, prevent or fix all defects that may affect our products. Inconsistency of legislation and regulations may also affect the costs of compliance with such laws and regulations. Such problems could hurt the image of our brands, which is critical to maintaining and expanding our business. Any negative publicity or lawsuits filed against us related to the perceived quality of our products could harm our brand and decrease demand for our products.
Climate change and related regulatory responses may adversely impact our business.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions could, among other things, adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our product costs and impact the types of apparel products that consumers purchase. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations, which may be mandatory, have the potential to impact our operations directly or indirectly as a result of required compliance by us, our suppliers and our contract manufacturers. In addition, we may choose to take voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Future acquisitions of and investments in new businesses could impact our business and financial condition.
From time to time, we may acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. The pursuit of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. Further, if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, or effectively manage the combined business following the acquisition, any of which could harm our business and financial condition.
Risks Relating to our Industry
Our revenues are influenced by economic conditions that impact consumer spending.
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as their direct impact on us. These outcomes and behaviors have in the past, and may continue to in the future, adversely affect our business and financial condition.

Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of jeanswear, athleisure and casual apparel companies, and competition has increased over the years due to factors such as;

•	the international expansion and increased presence of vertically integrated specialty stores;

•	expansion into e-commerce by existing and new competitors;

•	the proliferation of private labels and exclusive brands offered by department stores, chain stores and mass channel retailers;

•	the introduction of lines of jeans, athleisure and casual apparel by well-known and successful athletic wear companies; and

•	the transition of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network.
In addition, some of these competitors have greater financial, supply, distribution and marketing resources and may be able to adapt to changes in consumer preferences or retail requirements more quickly or devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products both in stores and online. In addition, some of these competitors may be able to achieve lower product costs or adopt more aggressive pricing and discounting policies. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the demand for our products. Failure to compete effectively due to these factors could reduce our sales and adversely affect our business and financial condition.
The success of our business depends upon our ability to forecast consumer demand and market conditions and offer on-trend and new and updated products at attractive price points.
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from consumer spending and towards "experiential" spending. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. Conversely, if we underestimate consumer demand for our products, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand loyalty. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense pricing pressure.
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent years. This pressure could have adverse effects on our business and financial condition, including:

•	reduced gross margins across our product lines and distribution channels;

•	increased retailer demands for allowances, incentives and other forms of economic support; and

•	increased pressure on us to reduce our production costs and operating expenses.

Increases in the price of raw materials or wage rates could increase our cost of goods and negatively impact our financial results.
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs or a global trade war.
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
Substantially all of our import operations are subject to complex custom laws, regulations and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 election in the United States and the Brexit vote in the United Kingdom have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the recently passed Tax Cuts and Job Act (the "Tax Act") in the United States, a withdrawal of the United States from, or a significant renegotiation or replacement of the North America Free Trade Agreement ("NAFTA"), the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
Recently, the Trump Administration announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed $34 billion in tariffs on goods imported from China in connection with China’s intellectual property practices and has announced a potential additional $200 billion in tariffs on goods imported from China. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada (the "USMCA"), which still needs to be ratified by the respective government of each of the three countries. Approximately 15% to 20% of the products that we sell in the United States are manufactured in China and Mexico. If the Trump Administration follows through on its proposed China tariffs or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, Mexico or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
Risks Relating to Our Debt
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 25, 2018, we had $1.1 billion of debt, all of which was unsecured, and we had $805.2 million of additional borrowing capacity under our credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
A substantial portion of our debt is Euro-denominated senior notes. In addition, borrowings under our credit facility bear interest at variable rates. As a result, increases in market interest rates and changes in foreign exchange rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. Increases in market interest rates may also affect the trading price of our debt securities that bear interest at a fixed rate. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.
The Tax Act places limitations on businesses abilities to deduct interest expenses. If our adjusted taxable income were to decrease, we may not be able to fully deduct our interest expenses.
Restrictions in our notes, indentures and credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.
Our credit facility and the indentures governing our senior unsecured notes contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses or engage in other fundamental changes, sell assets, pay dividends and other distributions, repurchase stock, enter into transactions with affiliates, enter into capital leases or certain leases not in the ordinary course of business, enter into certain derivatives, grant negative pledges on our assets, make loans or other investments, guarantee third-party obligations, engage in sale leasebacks and make changes in our corporate structure. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities, which could force us to sell assets or use cash that we were planning to use elsewhere in our business.
We conduct our international operations through foreign subsidiaries and we only receive the cash that remains after our foreign subsidiaries satisfy their obligations. We may depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit cash to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to pass on the amount of cash that we need, we may be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations.
Our business is affected by seasonality, which could result in fluctuations in our operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in our third and fourth fiscal quarters have slightly exceeded those in our first and second fiscal quarters. In addition, our customers and consumers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we may be involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance and other claims related to our business. Any such proceeding or audit could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.

Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated BB+ by Standard & Poor’s and Ba1 by Moody’s Investors Service. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. In addition, macroeconomic conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to refinance existing debt.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 25, 2018, we operated two manufacturing-related facilities abroad and seven distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our key operating properties in use as of November 25, 2018 is summarized in the following table:

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
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Diegem, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Singapore. We also operate a back-up data center located in Westlake, Texas. As of November 25, 2018, we also leased or owned 83 administrative and sales offices in 39 countries, as well as leased 12 warehouses in six countries.
In addition, as of November 25, 2018, we had 824 company-operated retail and outlet stores in leased premises in 32 countries: 268 stores in the Americas, 300 stores in Europe and 256 stores in Asia.

Item 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we have various pending cases involving contractual matters, facility and employee-related matters, distribution matters, product liability claims, customs and duty regulations, trademark infringement and other matters. We do not believe any of these pending legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement, which expires in April 2021, unless otherwise extended pursuant to its terms as further described in Item 12, limits the transfer of shares to other holders, family members, specified charities and foundations and back to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity.
As of January 30, 2019, there were 271 record holders of our common stock. Our shares are not registered on any national securities exchange, there is no established public trading market for our shares and none of our shares are convertible into shares of any other class of stock or other securities.
We paid cash dividends of $90 million on our common stock in 2018 in two $45 million installments, with the first installment paid in the first quarter of 2018 and the second installment in the fourth quarter of 2018. In 2017 cash dividends of $70 million were paid in two $35 million installments in the first and fourth quarters of the year. In 2016, cash dividends of $60 million were paid in the second quarter of the year. Subsequent to the fiscal year end, on January 30, 2019, our board of directors (the "Board") declared a cash dividend on our common stock of $110 million, payable in two $55 million installments. We expect to pay the first installment in the first quarter of 2019 and the second installment in the fourth quarter of 2019. See Note 14 to our audited consolidated financial statements included in this report for more information. We do not have an established annual dividend policy. We will continue to review our ability to pay cash dividends at least annually, and dividends may be declared at the discretion of the Board depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
We repurchased and retired 17,625 shares of common stock during the fourth quarter of fiscal year 2018, in connection with the exercise of call or put rights under our 2016 Equity Incentive Plan, as described in Note 11 to our audited consolidated financial statements included in this report.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for fiscal years 2018, 2017, 2016, 2015 and 2014. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements for fiscal years 2018, 2017 and 2016 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 25, 2018	Year Ended November 26, 2017	Year Ended November 27, 2016	Year Ended November 29, 2015	Year Ended November 30, 2014
	(Dollars in thousands)
Statements of Income Data:
Net revenues	$5,575,440	$4,904,030	$4,552,739	$4,494,493	$4,753,992
Cost of goods sold	2,577,465	2,341,301	2,223,727	2,225,512	2,405,552
Gross profit	2,997,975	2,562,729	2,329,012	2,268,981	2,348,440
Selling, general and administrative expenses(1)	2,460,915	2,095,560	1,866,493	1,823,863	1,906,164
Restructuring, net	—	—	312	14,071	128,425
Operating income	537,060	467,169	462,207	431,047	313,851
Interest expense	(55,296)	(68,603)	(73,170)	(81,214)	(117,597)
Loss on early extinguishment of debt	—	(22,793)	—	(14,002)	(20,343)
Other income (expense), net	18,258	(26,992)	18,223	(25,433)	(22,057)
Income before taxes	500,022	348,781	407,260	310,398	153,854
Income tax expense	214,778	64,225	116,051	100,507	49,545
Net income	285,244	284,556	291,209	209,891	104,309
Net (income) loss attributable to noncontrolling interest	(2,102)	(3,153)	(157)	(455)	1,769
Net income attributable to Levi Strauss & Co.	$283,142	$281,403	$291,052	$209,436	$106,078

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$420,371	$525,941	$306,550	$218,332	$232,909
Investing activities	(179,387)	(124,391)	(68,348)	(80,833)	(71,849)
Financing activities	(148,224)	(151,733)	(173,549)	(94,895)	(341,676)
Balance Sheet Data:
Cash and cash equivalents	$713,120	$633,622	$375,563	$318,571	$298,255
Working capital(2)	1,235,860	1,118,157	942,019	681,982	603,202
Total assets(2)	3,542,660	3,357,838	2,995,470	2,884,395	2,906,901
Total debt, excluding capital leases	1,052,154	1,077,311	1,045,178	1,152,541	1,209,624
Temporary equity	299,140	127,035	79,346	68,783	77,664
Total Levi Strauss & Co. stockholders' equity	660,113	696,910	509,555	330,268	153,243
Other Financial Data:
Depreciation and amortization	$120,205	$117,387	$103,878	$102,044	$109,474
Capital expenditures	159,413	118,778	102,950	102,308	73,396
Cash dividends paid	90,000	70,000	60,000	50,000	30,003
______________

(1)
Fiscal year 2017 includes an out-of-period adjustment which increased selling, general and administrative expenses by $8.3 million and decreased net income by $5.1 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest in awards after retirement. We have evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.

(2)	Certain insignificant amounts on the balance sheets from fiscal 2017 and 2016 have been conformed to the November 25, 2018 presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our Company
We design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ ("Signature") and Denizen® brands.
Our business is operated through three geographic regions: Americas, Europe and Asia (which includes the Middle East and Africa). Our products are sold in approximately 50,000 retail locations in more than 110 countries. We service our consumers through our global infrastructure, developing, sourcing and marketing our products around the world.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (direct-to-consumer "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 25, 2018, our products were sold in over 50,000 retail locations, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of November 25, 2018, we had 824 company-operated stores located in 32 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Our wholesale channel generated 65% and 66% of our net revenues in fiscal years 2018 and 2017, respectively. Our DTC channel generated 35% and 34% of our net revenues in fiscal years 2018 and 2017, respectively, with our company operated e-commerce representing 13% of DTC channel net revenues in fiscal years 2018 and 2017 and 4% of total net revenues in fiscal years 2018 and 2017.
Our Europe and Asia businesses, collectively, contributed 45% of our net revenues and 41% of our regional operating income in 2018, as compared to 43% of our net revenues and 34% of our regional operating income in 2017. Sales of Levi’s® brand products represented approximately 86% of our total net sales in both 2018 and 2017. Pants represented 68% of our total units sold in 2018, as compared to 72% of our total units sold in 2017, and men's products generated 69% of our total net sales in 2018 as compared to 72% in 2017.
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
Factors Affecting Our Business
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

•
The diversification of our business model across regions, channels, brands and categories affects our gross margin. For example, if our sales in higher gross margin business regions, channels, brands and categories grow at a faster rate than in our lower gross margin business regions, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in Europe is generally higher than in our other two regional operating segments. Sales directly to consumers generally have higher gross margins than sales through third parties, although these sales typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new products categories, may also impact our future gross margin.

•
More competitors are seeking growth globally, thereby increasing competition across regions. Some of these competitors are entering markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.

•
Wholesaler/retailer dynamics and wholesale channels remain challenged by mixed growth prospects due to increased competition from e-commerce shopping, pricing transparency enabled by the proliferation of online technologies and vertically-integrated specialty stores. Retailers, including our top customers, have in the past and may in the future decide to consolidate, undergo restructurings or rationalize their stores which could result in a reduction in the number of stores that carry our products.

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

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, British Pound and Mexican Peso will impact our financial results, affecting translation, and revenue, operating margins and net income.

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. Most recently, the United States enacted new tax legislation, which is intended to stimulate economic growth and capital investments in the United States by, among other provisions, lowering tax rates for both corporations and individuals. In addition, the current domestic and international political environment, including changes to other U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs and, if not mitigated, could have a material adverse effect on our business and results of operations. For more information, see Note 17 of our audited consolidated financial statements included in this report.

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
Our 2018 Results

•	Net revenues. Compared to 2017, consolidated net revenues increased 13.7% on a reported basis and 12.7% on a constant-currency basis driven by broad-based growth across all three regions.

•	Gross margin. Compared to 2017, consolidated gross margin of 53.8% increased 1.5% primarily due to increased DTC sales.

•
Operating income.  Compared to 2017, consolidated operating income increased 15% and operating margin increased to 9.6% from 9.5%, primarily reflecting higher net revenues and improved gross margin offset by higher selling, general and administrative ("SG&A") expenses associated with the expansion and performance of our company-operated retail network and a higher investment in advertising.

•
Cash flows.  Cash flows provided by operating activities were $420 million for 2018 as compared to $526 million for 2017; the decrease primarily reflects additional contributions to our pension plans, higher payments for inventory and SG&A expenses to support our growth, as well as higher payments for income taxes, partially offset by an increase in cash received from customers.

Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal years 2018, 2017 and 2016 were 52-week years ending on November 25, 2018, November 26, 2017 and November 27, 2016, respectively. Each quarter of fiscal years 2018, 2017 and 2016 consisted of 13 weeks.
Segments.  We manage our business according to three regional operating segments: Americas, Europe and Asia. Effective as of the beginning of 2017, certain of our global expenses that support all of our regional operating segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in our Americas segment and Corporate expenses, have now been allocated to our three operating segments and reported in their operating results. Operating segment information for the prior-year periods has been revised to reflect the change in presentation.
Classification.  Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues comprise net sales and licensing revenues. Net sales include sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores and shop-in-shops located within department stores and other third party locations, as well as company-operated e-commerce sites. Net revenues include discounts, allowances for estimated returns and incentives. Licensing revenues, which include revenues from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees, are earned and recognized as products are sold by licensees based on royalty rates as set forth in the applicable licensing agreements.

•
Cost of goods sold primarily comprises product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers and the cost of operating our remaining manufacturing facilities, including the related depreciation expense. On both a reported and constant-currency basis, cost of goods sold reflects the transactional currency impact resulting from the purchase of products in a currency other than the functional currency.

•
Selling expenses include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our e-commerce operations.

•
We reflect substantially all distribution costs in selling, general and administrative expenses ("SG&A"), including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

Constant currency.  We report our operating results in accordance with U.S. generally accepted accounting principles, ("U.S. GAAP"), as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates we use to translate our operating results for all countries where the functional currency is not the U.S. Dollar into U.S. Dollars. Because we are a global company, foreign currency exchange rates used for translation may have a significant effect on our reported results. In general, our reported financial results are affected positively by a weaker U.S. Dollar and are affected negatively by a stronger U.S. Dollar as compared to the foreign currencies in which we conduct our business. References to our operating results on a constant-currency basis mean our operating results without the impact of foreign currency exchange rate fluctuations.
We believe disclosure of constant-currency results is helpful to investors because it facilitates period-to-period comparisons of our results by increasing the transparency of our underlying performance by excluding the impact of fluctuating foreign currency exchange rates. However, constant-currency results are non-U.S. GAAP financial measures and are not meant to be considered in isolation or as a substitute for comparable measures prepared in accordance with U.S. GAAP. Constant-currency results have no standardized meaning prescribed by U.S. GAAP, are not prepared under any comprehensive set of accounting rules or principles and should be read in conjunction with our consolidated financial statements prepared in accordance with U.S. GAAP. Constant-currency results have limitations in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact of purchases and sales of products in currency other than the functional currency.

The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for each of the periods presented:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase
	(Dollars in millions)
Net revenues:
Total revenues
As reported	$5,575.4	$4,904.0	13.7%
Impact of foreign currency	—	44.0	*
Constant-currency	$5,575.4	$4,948.0	12.7%

Americas
As reported	$3,042.7	$2,774.0	9.7%
Impact of foreign currency	—	(7.3)	*
Constant-currency	$3,042.7	$2,766.7	10.0%

Europe
As reported	$1,646.2	$1,312.3	25.4%
Impact of foreign currency	—	49.9	*
Constant-currency	$1,646.2	$1,362.2	20.8%

Asia
As reported	$886.5	$817.7	8.4%
Impact of foreign currency	—	1.4	*
Constant-currency	$886.5	$819.1	8.2%
_____________

* Not meaningful

Results of Operations
2018 compared to 2017
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase (Decrease)	November 25, 2018	November 26, 2017
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$5,575.4	$4,904.0	13.7%	100.0%	100.0%
Cost of goods sold	2,577.4	2,341.3	10.1%	46.2%	47.7%
Gross profit	2,998.0	2,562.7	17.0%	53.8%	52.3%
Selling, general and administrative expenses	2,460.9	2,095.5	17.4%	44.1%	42.7%
Operating income	537.1	467.2	15.0%	9.6%	9.5%
Interest expense	(55.3)	(68.6)	(19.4)%	(1.0)%	(1.4)%
Loss on early extinguishment of debt	—	(22.8)	(100.0)%	—	(0.5)%
Other income (expense), net	18.3	(27.0)	*	0.3%	(0.6)%
Income before income taxes	500.1	348.8	43.4%	9.0%	7.1%
Income tax expense	214.8	64.2	*	3.9%	1.3%
Net income	285.3	284.6	0.2%	5.1%	5.8%
Net income attributable to noncontrolling interest	(2.1)	(3.2)	(34.4)%	—	(0.1)%
Net income attributable to Levi Strauss & Co.	$283.2	$281.4	0.6%	5.1%	5.7%
_____________
* Not meaningful

Net revenues
The following table presents net revenues by regional operating segment for the periods indicated and the changes in net revenues by operating segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase
	November 25, 2018	November 26, 2017	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$3,042.7	$2,774.0	9.7%	10.0%
Europe	1,646.2	1,312.3	25.4%	20.8%
Asia	886.5	817.7	8.4%	8.2%
Total net revenues	$5,575.4	$4,904.0	13.7%	12.7%
As compared to the same period in the prior year, total net revenues were affected favorably by changes in foreign currency exchange rates.
Americas.   On both a reported basis and constant-currency basis, net revenues in our Americas region increased for 2018. Currency translation had an unfavorable impact on net revenues of approximately $7 million for the year.
Constant-currency net revenues increased as a result of broad-based growth in the region. Wholesale revenues grew in the region, largely due to the continued growth in performance and expansion of Signature® products and Levi's® women's products as well as growth in Mexico. DTC revenues grew due to strong performance of our company-operated retail outlet and e-commerce businesses driven by increased traffic and conversion, as well as 21 more company-operated retail stores in operation as of November 25, 2018 as compared to November 26, 2017.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency translation affecting net revenues favorably by approximately $50 million.
Constant-currency net revenues increased for 2018 as a result of strong performance in all channels mostly due to traditional wholesale and company-operated retail. The widespread growth in all channels reflects the strength of the brand and expanded product assortment across the customer base, mainly in Levi's® men's and women's products. Additionally, there were 17 more company-operated retail stores in operation as of November 25, 2018 as compared to November 26, 2017.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency translation having a minimal impact on net revenues.
On a constant-currency basis, the increase in net revenues was primarily due to the expansion and strong performance of our company-operated retail network, which included 36 more stores as of November 25, 2018 as compared to November 26, 2017. Wholesale revenues in 2018 increased, particularly in India, Japan, Australia and New Zealand.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase
	(Dollars in millions)
Net revenues	$5,575.4	$4,904.0	13.7%
Cost of goods sold	2,577.4	2,341.3	10.1%
Gross profit	$2,998.0	$2,562.7	17.0%
Gross margin	53.8%	52.3%
Currency translation favorably impacted gross profit by approximately $32 million. Gross margin increased primarily due to increased DTC sales.
Selling, general and administrative expenses
The following table shows SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase	November 25, 2018	November 26, 2017
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$1,043.0	$888.2	17.4%	18.7%	18.1%
Advertising and promotion	400.3	323.3	23.8%	7.2%	6.6%
Administration	487.9	411.0	18.7%	8.8%	8.4%
Other	529.7	473.0	12.0%	9.5%	9.7%
Total SG&A expenses	$2,460.9	$2,095.5	17.4%	44.1%	42.7%
Currency translation affected SG&A expenses unfavorably by approximately $19 million as compared to the prior year.
Selling.  Currency translation impacted selling expenses unfavorably by approximately $11.0 million for the year ended November 25, 2018. Higher selling expenses primarily reflected costs associated with the expansion and performance of our DTC business, including increased investment in new and existing company-operated stores. We had 74 more company-operated stores as of November 25, 2018 than as of November 26, 2017.
Advertising and promotion.  Currency translation impacted advertising and promotion expense unfavorably by approximately $2.0 million for the year ended November 25, 2018. Advertising and promotion expenses increased due to planned incremental investments in advertising.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses unfavorably by approximately $3.0 million for the fiscal year 2018. As compared to the same prior-year period, administration expenses in 2018 reflect higher stock-based and incentive compensation which increased $57.9 million, reflecting outperformance against our internally-set objectives. Our stock-based compensation expense related to cash-settled awards increased to $71.4 million for fiscal year 2018 from $31.3 million for the same prior-year period, mostly as a result of an increase in fair value of our common stock during the period. This increase was partially offset by an $8.3 million adjustment in 2017, which was for the correction of the periods used for the recognition of expense associated with employees eligible to vest in awards after retirement in the prior years.
Other.  Other SG&A expense include distribution, information resources, and marketing organization costs. Currency translation impacted other SG&A expenses unfavorably by approximately $3.0 million for the fiscal year 2018. The increase in SG&A other costs was primarily due to an increase in distribution costs as a result of higher volume.

Operating income
The following table shows operating income by regional operating segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding region net revenues:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase	November 25, 2018		November 26, 2017
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$551.4	$529.3	4.2%	18.1%		19.1%
Europe	292.9	198.7	47.4%	17.8%		15.1%
Asia	86.6	78.3	10.6%	9.8%		9.6%
Total regional operating income	930.9	806.3	15.5%	16.7%	*	16.4%	*
Corporate expenses	393.8	339.1	16.1%	7.1%	*	6.9%	*
Total operating income	$537.1	$467.2	15.0%	9.6%	*	9.5%	*
Operating margin	9.6%	9.5%
______________
* Percentage of consolidated net revenues
Currency translation affected total operating income favorably by approximately $13 million as compared to the prior year.
Regional operating income.

•
Americas.  Currency translation did not have a significant impact on operating income in the region for fiscal year 2018. The increase in operating income was primarily due to higher net revenues and gross margin partially offset by higher SG&A selling expense due to store growth and an increased investment in advertising.

•
Europe.  Currency translation favorably affected operating income by approximately $14 million as compared to the prior year. The increase in operating income was due to higher net revenues across all channels, partially offset by higher SG&A selling expense to support growth and higher advertising and promotion expense.

•
Asia.  Currency translation did not have a significant impact on operating income in the region for fiscal year 2018. The increase in operating income for 2018 was due to higher net revenues and gross margins, partially offset by higher SG&A selling expense related to retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring and restructuring-related charges, other corporate staff costs, and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses. The increase in corporate expenses for 2018 was primarily due to an increase in administration expenses of $57.9 million relating to stock-based and incentive compensation reflecting outperformance against our internally-set objectives. This increase was partially offset by an $8.3 million adjustment in 2017, which was for the correction of the periods used for the recognition of expense associated with employees eligible to vest in awards after retirement in the prior years.
Interest expense
Interest expense was $55.3 million for the year ended November 25, 2018, as compared to $68.6 million in the prior year. The decrease in interest expense was primarily due to lower average borrowing rates in 2018 resulting from our debt refinancing activities during the second quarter of 2017, and the reduction in deferred compensation interest due to changes to market conditions.
Our weighted-average interest rate on average borrowings outstanding for 2018 was 5.01%, as compared to 5.60% for 2017.
Loss on early extinguishment of debt
For the year ended November 26, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the year. The loss included $21.9 million of tender and call premiums on the retirement of the debt.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 25, 2018, we recorded net other income of $18.3 million as compared to net other expense of $27.0 million for the prior year. The income in 2018 primarily reflected net gains on our foreign exchange derivatives and investment interest generated from money market funds, partially offset by net losses on our foreign currency denominated balances. The expense in 2017 primarily reflected net losses on foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances.
Income tax expense
Income tax expense was $214.8 million for the year ended November 25, 2018, compared to $64.2 million for the prior year. Our effective income tax rate was 43.0% for the year ended November 25, 2018, compared to 18.4% for the prior year.
The increase in the effective tax rate in 2018 as compared to 2017 was primarily driven by one-time tax charge related to the impact of the Tax Cuts and Jobs Act (the "Tax Act") described below and proportionately less tax benefit from the lower tax cost of foreign operations, partially offset by the lower U.S. federal statutory tax rate.
For the year ended November 25, 2018, management reevaluated its historic assertion of indefinite reinvestment of $264 million of undistributed foreign earnings. These earnings, as well as other foreign earnings, were subject to the U.S. one-time mandatory transition tax and are eligible to be repatriated to the United States without additional U.S. federal tax under the Tax Act. As a result of this reevaluation, we have determined that any historical undistributed earnings through November 25, 2018 are no longer considered to be indefinitely reinvested and accordingly recognized a $10.3 million deferred tax expense associated with the future remittance of these undistributed earnings of foreign subsidiaries.
The Tax Act was enacted in the United States on December 22, 2017 and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings. The enactment of the Tax Act resulted in a charge of $143.4 million to tax expense for the year ended November 25, 2018. This charge was comprised of a $95.6 million re-measurement of our deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future, a $37.5 million one-time U.S. transition tax on undistributed foreign earnings and a $10.3 million charge related to foreign and state tax costs associated with the future remittance of undistributed earnings of foreign subsidiaries. We have completed our analysis and accounting with respect to these items. However, changes in law, interpretations and facts may result in adjustments to these amounts.
The Tax Act also includes provisions not yet effective for our company, including a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries, which were effective for our company beginning on November 26, 2018. In accordance with U.S. GAAP, we have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

2017 compared to 2016
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the year ended November 26, 2017:

	Year Ended
	November 26, 2017	November 27, 2016	% Increase
	(Dollars in millions)
Net revenues:
Total revenues
As reported	$4,904.0	$4,552.7	7.7%
Impact of foreign currency	—	10.5	*
Constant-currency	$4,904.0	$4,563.2	7.5%

Americas
As reported	$2,774.0	$2,682.9	3.4%
Impact of foreign currency	—	(0.4)	*
Constant-currency	$2,774.0	$2,682.5	3.4%

Europe
As reported	$1,312.3	$1,091.4	20.2%
Impact of foreign currency	—	12.8	*
Constant-currency	$1,312.3	$1,104.2	18.8%

Asia
As reported	$817.7	$778.4	5.0%
Impact of foreign currency	—	(1.9)	*
Constant-currency	$817.7	$776.5	5.3%
_____________

* Not meaningful

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
_____________
* Not meaningful

Net revenues
The following table presents net revenues by regional operating segment for the periods indicated and the changes in net revenues by operating segment on both reported and constant-currency bases from period to period:

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
Americas.  On both a reported basis and constant-currency basis, net revenues in our Americas region increased for 2017, with currency translation having a minimal impact on net revenues.
On a constant-currency basis, the increase in net revenues for 2017 was due to the performance and expansion of our company-operated retail network, particularly company-operated outlets, and strong performance in our Signature® and Denizen brands. This was offset by lower wholesale revenues in the United States in our Dockers® brand.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency translation affecting net revenues favorably by approximately $13 million.
Constant-currency net revenues increased for 2017 due to strong performance across all channels, primarily our company-operated retail network and wholesale channel.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $2 million.
The increase in constant-currency net revenues was primarily due to the performance and expansion of our company-operated retail network, particularly company-operated outlets.
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

	Year Ended
	November 26, 2017	November 27, 2016	% Increase (Decrease)	November 26, 2017	November 27, 2016
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$888.2	$783.2	13.4%	18.1%	17.2%
Advertising and promotion	323.3	284.0	13.8%	6.6%	6.2%
Administration	411.0	350.1	17.4%	8.4%	7.7%
Other	473.0	442.0	7.2%	9.7%	9.7%
Restructuring-related charges	—	7.2	(100)%	—	0.2%
Total SG&A expenses	$2,095.5	$1,866.5	12.3%	42.7%	41.0%
Currency translation affected SG&A expenses unfavorably by approximately $2 million as compared to the prior year.
Selling.   Currency translation did not have a significant impact on selling expenses for the year ended November 26, 2017. Higher selling expenses primarily reflected costs associated with the growth of our company-operated store network. We had 53 more company-operated stores at the end of 2017 than we did at the end of 2016.
Advertising and promotion.  Currency translation did not have a significant impact on advertising and promotion expense for the year ended November 26, 2017. Advertising and promotion expenses increased due to a higher investment in advertising.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the year ended November 26, 2017. As compared to the same prior-year periods, administration expenses in 2017 reflect higher costs relating to incentive compensation. Incentive compensation costs increased reflecting improved achievement against our internally-set objectives in 2017 as compared to 2016 and a third quarter 2017 adjustment. Our stock-based compensation expense related to cash-settled awards increased to $31.3 million for fiscal year 2017 from $11.0 million for the same prior-year period; most of this increase was recorded in the second half of fiscal 2017 as a result of an increase in fair value of our common stock during the period. The third quarter 2017 adjustment, of which $8.3 million related to prior years, was for the correction of the periods used for the recognition of expense associated with employees eligible to vest awards after retirement. The increase was also due to the recognition of a $7.0 million of benefit from the resolution of a vendor dispute settled in the prior-year period.
Other.  Other SG&A expenses includes distribution, information resources, and marketing organization costs. Currency translation did not have a significant impact on other SG&A expenses for the year ended November 26, 2017. The increase in SG&A other costs is primarily due to higher marketing and information technology expenses. Additionally, we recorded a gain in the second quarter of 2016 in conjunction with the sale-leaseback of our distribution center in the United Kingdom.
Restructuring-related charges.  Restructuring-related charges consist primarily of consulting fees incurred for our centrally-led cost-savings, productivity projects and transition-related projects, which were implemented through the end of 2016.

Operating income
The following table shows operating income by regional operating segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding region net revenues:

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
Regional operating income.

•
Americas.  Currency translation did not have a significant impact on operating income in the region for the year ended November 26, 2017. The increase in operating income was primarily due to higher net revenues and gross margin partially offset by higher SG&A selling expense due to retail expansion.

•
Europe.  Currency translation favorably affected operating income by approximately $7 million as compared to the prior year. The increase in operating income was due to higher net revenues and gross margin partially offset by higher SG&A selling expense to support growth and higher advertising and promotion expense.

•
Asia.  Currency translation did not have a significant impact on operating income in the region for the year ended November 26, 2017. The decrease in operating income for 2017 was due to higher SG&A selling expense related to our retail network to support growth, partially offset by higher net revenues.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring and restructuring-related charges, other corporate staff costs, and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses. The increase in corporate expenses for 2017 is primarily due to an increase in administration expenses relating to incentive compensation. Incentive compensation costs increased reflecting improved achievement against our internally-set objectives in 2017 as compared to 2016 and a third quarter 2017 adjustment. The third quarter 2017 adjustment, of which $8.3 million related to prior years, was for the correction of the periods used for the recognition of expense associated with employees eligible to vest in awards after retirement. Operating expenses also increased due to purchasing variances related to our global sourcing organization's procurement of inventory on behalf of our regions.

Interest expense
Interest expense was $68.6 million for the year ended November 26, 2017, as compared to $73.2 million in the prior year. The decrease in interest expense was primarily due to lower average borrowing rates in 2017 resulting from our debt refinancing activities during the year.
The weighted-average interest rate on average borrowings outstanding for 2017 was 5.60%, as compared to 6.37% for 2016.
Loss on early extinguishment of debt
For the year ended November 26, 2017, we recorded a $22.8 million loss on early extinguishment of debt as a result of our debt refinancing activities during the year. The loss included $21.9 million of tender and call premiums on the retirement of the debt.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 26, 2017, we recorded net expense of $27.0 million as compared to net other income of $18.2 million for the prior year. The expense in 2017 primarily reflected net losses on our foreign exchange derivatives, which economically hedge future foreign currency cash flow obligations, partially offset by net gains on our foreign currency denominated balances. The income in 2016 primarily reflected net gains on foreign exchange derivatives partially offset by losses on our foreign currency denominated balances.
Income tax expense
Income tax expense was $64.2 million for the year ended November 26, 2017, compared to $116.1 million for the prior year. Our effective income tax rate was 18.4% for the year ended November 26, 2017, compared to 28.5% for the prior year.
The decrease in the effective tax rate in 2017 as compared to 2016 is primarily due to additional foreign tax credits from repatriations from foreign operations as compared to 2016 and release of valuation allowance on deferred tax assets of foreign subsidiaries.
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

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements.
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
We are party to a second amended and restated credit agreement that provides for a senior secured revolving credit facility. The facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.
As of November 25, 2018, we did not have any borrowings under the credit facility, unused availability under the facility was $805.2 million and our total availability of $850.0 million, based on collateral levels as defined by the agreement, was reduced by $44.8 million of other credit-related instruments.
As of November 25, 2018, we had cash and cash equivalents totaling $713.1 million, resulting in a total liquidity position (unused availability and cash and cash equivalents) of $1.5 billion.
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
Subsequent to the fiscal year end, on January 30, 2019, the Board declared a cash dividend on our common stock of $110 million, payable in two $55 million installments. We expect to pay the first installment in the first quarter of 2019 and the second installment in the fourth quarter of 2019.

The following table provides information about our significant cash contractual obligations and commitments as of November 25, 2018:

	Payments due or projected by fiscal period
	Total	2019	2020	2021	2022	2023	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,064	$32	$—	$—	$—	$—	$1,032
Interest(1)	366	49	45	45	43	43	141
Future minimum payments(2)	1,064	216	186	153	130	98	281
Purchase obligations(3)	940	679	52	35	21	14	139
Postretirement obligations(4)	83	10	10	10	9	9	35
Pension obligations(5)	191	16	44	24	14	15	78
Long-term employee related benefits(6)	172	65	40	9	4	3	51
Total	$3,880	$1,067	$377	$276	$221	$182	$1,757
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 25, 2018, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see "Item 2 – Properties."

(3)
Amounts reflect estimated commitments of $574 million for inventory purchases, $184 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $182 million for human resources, advertising, information technology and other professional services.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2019 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of our third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

The above table does not include amounts related to our uncertain tax positions of $26.6 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights ("SARs") put to the Company under the terms of our EIP. Based on the fair value of the Company's stock and the number of shares outstanding as of November 25, 2018, future payments under the terms of the EIP could range up to approximately $159 million, which could become payable in 2019. These payments are contingent on the Company's liquidity and the Board's discretion.
Information in the above table reflects our estimates of future cash payments. These estimates and projections are based upon assumptions that are inherently subject to significant economic, competitive, legislative and other uncertainties and contingencies, many of which are beyond our control. Accordingly, our actual expenditures and liabilities may be materially higher or lower than the estimates and projections reflected in the above table. The inclusion of these projections and estimates should not be regarded as a representation by us that the estimates will prove to be correct.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in millions)
Cash provided by operating activities	$420.4	$525.9	$306.6
Cash used for investing activities	(179.4)	(124.4)	(68.3)
Cash used for financing activities	(148.2)	(151.7)	(173.5)
Cash and cash equivalents as of fiscal year end	713.1	633.6	375.6
2018 as compared to 2017
Cash flows from operating activities
Cash provided by operating activities was $420.4 million for 2018, as compared to $525.9 million for 2017. The decrease primarily reflects additional contributions to our pension plans, higher payments for inventory and SG&A expenses to support our growth, as well as higher payments for income taxes, partially offset by an increase in cash received from customers.
Cash flows from investing activities
Cash used for investing activities was $179.4 million for 2018, as compared to $124.4 million for 2017. The increase in cash used for investing activities primarily reflects increased payments for capital expenditures.
Cash flows from financing activities
Cash used for financing activities was $148.2 million for 2018, as compared to $151.7 million for 2017. Cash used in 2018 primarily reflects the payments of $90 million for cash dividends and $56.0 million for equity award exercises. Cash used in 2017 primarily reflects the payment of $70.0 million for cash dividends as well as our refinancing activities and debt reduction, including debt extinguishment costs and debt issuance costs. Cash used in 2017 also reflects payments made for equity award exercises.
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
Cash flows from financing activities
Cash used for financing activities was $151.7 million for 2017, as compared to cash used of $173.5 million for 2016. Cash used in 2017 primarily reflects the payment of a $70.0 million cash dividend as well as our refinancing activities and debt reduction, including debt extinguishment costs and debt issuance costs. Cash used in 2017 also reflects payments made for equity award exercises. Cash used in 2016 primarily reflects net repayments on our senior revolving credit facility, the payment of a $60 million cash dividend in the second quarter of 2016 and the $36 million settlement of our Yen-denominated Eurobonds.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.05 billion as of November 25, 2018, we had fixed-rate debt of $1.04 billion (98.6% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $14.3 million (1.4% of total debt). As of November 25, 2018, our required aggregate debt principal payments on our unsecured long-term debt were $1.03 billion in years after 2022. Short-term borrowings of $31.9 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.

Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 25, 2018.
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
Indemnification agreements.  In the ordinary course of our business, we enter into agreements containing indemnification provisions under which we agree to indemnify the other party for specified claims and losses. For example, our trademark license agreements, real estate leases, consulting agreements, logistics outsourcing agreements, securities purchase agreements and credit agreements typically contain such provisions. This type of indemnification provision obligates us to pay certain amounts associated with claims brought against the other party as the result of trademark infringement, negligence or willful misconduct of our employees, breach of contract by us including inaccuracy of representations and warranties, specified lawsuits in which we and the other party are co-defendants, product claims and other matters. These amounts generally are not readily quantifiable; the maximum possible liability or amount of potential payments that could arise out of an indemnification claim depends entirely on the specific facts and circumstances associated with the claim. We have insurance coverage that minimizes the potential exposure to certain of such claims. We also believe that the likelihood of material payment obligations under these agreements to third parties is remote.
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
Revenue recognition.  Net sales is primarily comprised of sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores and company-operated e-commerce sites and at our company-operated shop-in-shops located within department stores and other third-party locations. We recognize revenues on sales of products when the goods are shipped or delivered and title to the goods passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured. Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. Licensing revenues from the use of our trademarks in connection with the manufacturing, advertising, and distribution of trademarked products by third-party licensees are earned and recognized as products are sold by licensees based on royalty rates as set forth in the licensing agreements.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal year 2018, we performed this analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than its carrying amount. As such, no further analysis was required. If goodwill and other non-amortized intangible assets are not qualitatively assessed and it is determined that it is not more likely than not that the reporting unit's fair value is greater than its carrying amount, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 25, 2018, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Income tax.  Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for a valuation allowance.
The Tax Act was enacted in the United States. on December 22, 2017 and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. We have completed our analysis and accounting with respect to these items. However, changes in law, interpretations, and facts may results in adjustments to these amounts.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 25, 2018, a 25 basis point change in the discount rate would yield an approximately three percent change in the projected benefit obligation and no significant change in the annual service cost of our pension plans. A 25 basis point change in the discount rate would not have a significant impact on the postretirement benefit plan.
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
Stock-Based Compensation. We have stock-based incentive plans which allow for the issuance of cash or equity-settled awards to certain employees and non-employee directors. We recognize stock-based compensation expense for share-based awards that are classified as equity based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. Cash-settled awards are classified as liabilities and stock-based compensation expense is measured using fair value at the end of each reporting period until settlement.
Our common stock is not listed on any established stock exchange since 1985. Accordingly, the fair value of our common stock on the grant date is determined by the Board based on factors including the most recent valuation conducted by a third-party valuation firm. Determining the fair value of our common stock requires complex judgments. The valuation process includes a comparison of our historical and estimated future financial results with certain publicly-traded companies and the application of discounts for the illiquidity of our common stock considering the probability and potential timing of a variety of possible liquidity scenarios to derive the fair value of our common stock. We use this valuation for, among other things, making determinations under our stock-based compensation plans, such as the grant date fair value, redemption and intrinsic value of the awards.
For stock appreciation rights that are classified as equity, we use the Black-Scholes valuation model to estimate the grant date fair value, unless the awards are subject to a market condition, in which case we use a Monte Carlo simulation valuation model. The grant date fair value of equity-classified restricted stock units that are not subject to a market condition, is based on the fair value of our common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. For restricted stock units that include a market condition, we use a Monte Carlo simulation valuation model to estimate the grant date fair value. For share-based awards that are classified as liabilities, the fair value of the awards is estimated using the intrinsic value method, which is based on the fair value of our common stock on each measurement date.

The Black-Scholes option pricing model and the Monte Carlo simulation model require the input of highly subjective assumptions including volatility. Due to the fact that our common stock has not been publicly traded, the computation of expected volatility is based on the average of the implied volatilities and the historical volatilities over the expected life of the awards, of a representative peer group of publicly-traded entities. Other assumptions include the expected life, risk-free rate of interest and dividend yield. For equity awards with a service condition, the expected life is derived based on historical experience and expected future post-vesting termination and exercise patterns. For equity awards with a performance condition, the expected life is computed using the simplified method until historical experience is available. The risk-free interest rate is based on zero coupon U.S. Treasury bond rates corresponding to the expected life of the awards. Dividend assumptions are based on historical experience.
Due to the job function of the award recipients, we have included stock-based compensation in "Selling, general and administrative expenses" in our consolidated statements of income.
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

•	our ability to respond to price, innovation and other competitive pressures in the global apparel industry on and from our key customers and in our key markets;

•	our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•	consequences of foreign currency exchange and interest rate fluctuations;

•	our ability to successfully prevent or mitigate the impacts of data security breaches;

•	our ability to attract and retain key executives and other key employees;

•	our ability to protect our trademarks and other intellectual property;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	our dependence on key distribution channels, customers and suppliers;

•	our ability to utilize our tax credits and net operating loss carryforwards;

•	ongoing or future litigation matters and disputes and regulatory developments;

•
the impact of the recently passed Tax Act in the United States, including related changes to our deferred tax assets and liabilities, tax obligations and effective tax rate in future periods, as well as the charge recorded for fiscal year 2018;

•	changes in or application of trade and tax laws, potential increases in import tariffs or taxes and the potential withdrawal from or renegotiation or replacement of NAFTA; and

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
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
Multiple financial institutions are committed to provide loans and other credit instruments under our credit facility. There may be a risk that some of these institutions cannot deliver against these obligations in a timely manner, or at all.
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
We use a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. For any residual exposures under management, we may enter into various financial instruments, including forward exchange contracts, to hedge certain forecasted transactions, as well as certain firm commitments, including third-party and intercompany transactions. We have also designated a portion of our Euro-denominated debt as a net investment hedge of our investment in certain European subsidiaries.
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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 25, 2018, we had forward foreign exchange contracts to buy $981.8 million and to sell $193.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2020.
As of November 26, 2017, we had forward foreign exchange contracts to buy $769.1 million and to sell $213.2 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2019.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 25, 2018 and November 26, 2017. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2020.

	As of November 25, 2018			As of November 26, 2017
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.74	$29,371	$(513)	0.75	$22,440	$(477)
Canadian Dollar	1.3	86,242	(626)	1.3	69,417	(1,656)
Swiss Franc	1	(12,031)	(169)	0.99	(7,595)	151
Czech Koruna	22.78	(1,301)	(8)	21.88	(524)	14
Danish Krone	6.55	(2,376)	(22)	6.36	(2,112)	41
Euro	1.17	312,601	(6,577)	1.18	218,150	(6,633)
British Pound Sterling	1.31	207,799	(3,083)	1.31	103,092	(2,393)
Hong Kong Dollar	7.81	(5,226)	3	7.77	(5,757)	(16)
Hungarian Forint	283.7	(2,622)	(40)	267.02	(1,773)	34
Japanese Yen	108.16	64,081	(1,207)	110.07	59,234	69
South Korean Won	1,106.67	24,765	(180)	1,128.33	20,210	(713)
Mexican Peso	20.84	106,008	(947)	20.5	85,242	(5,344)
Norwegian Krone	8.44	(3,093)	20	8.13	(1,489)	4
New Zealand Dollar	0.68	(2,397)	(17)	0.69	(4,996)	—
Polish Zloty	3.79	(5,190)	(47)	3.64	(5,193)	169
Swedish Krona	8.48	24,724	(1,034)	8.43	22,112	(793)
Singapore Dollar	1.36	(34,528)	85	1.36	(27,005)	418
South African Rand	15.08	1,444	126	14.68	12,441	(533)
Total		$788,271	$(14,236)		$555,894	$(17,658)

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 25, 2018							As of November 26, 2017
	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500,000	$500,000	$500,000
Average Interest Rate	—	—	—	—	—	5.00%	5.00%	5.00%
Fixed Rate (Euro 475 million)	—	—	—	—	—	541,500	541,500	562,780
Average Interest Rate	—	—	—	—	—	3.375%	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$—	$1,041,500	$1,041,500	$1,062,780
______________

(1)
Excluded from this table are other short-term borrowings of $31.9 million as of November 25, 2018, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $31.9 million, $17.6 million was fixed-rate debt and $14.3 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 25, 2018 and November 26, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended November 25, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 25, 2018 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 25, 2018 and November 26, 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 25, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

February 5, 2019

We have served as the Company's auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 25, 2018	November 26, 2017
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$713,120	$633,622
Trade receivables, net of allowance for doubtful accounts of $10,037 and $11,726	534,164	485,485
Inventories:
Raw materials	3,681	3,858
Work-in-process	2,977	3,008
Finished goods	877,115	752,530
Total inventories	883,773	759,396
Other current assets	157,002	118,724
Total current assets	2,288,059	1,997,227
Property, plant and equipment, net of accumulated depreciation of $974,206 and $951,249	460,613	424,463
Goodwill	236,246	237,327
Other intangible assets, net	42,835	42,893
Deferred tax assets, net	397,791	537,923
Other non-current assets	117,116	118,005
Total assets	$3,542,660	$3,357,838

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$31,935	$38,451
Accounts payable	351,329	289,505
Accrued salaries, wages and employee benefits	298,990	227,251
Accrued interest payable	6,089	6,327
Accrued income taxes	15,466	16,020
Other accrued liabilities	348,390	301,516
Total current liabilities	1,052,199	879,070
Long-term debt	1,020,219	1,038,860
Postretirement medical benefits	74,181	89,248
Pension liability	195,639	314,525
Long-term employee related benefits	107,556	90,998
Long-term income tax liabilities	9,805	20,457
Other long-term liabilities	116,462	95,257
Total liabilities	2,576,061	2,528,415

Commitments and contingencies
Temporary equity	299,140	127,035

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.01 par value; 270,000,000 shares authorized; 37,602,843 shares and 37,521,447 shares issued and outstanding, respectively	376	375
Accumulated other comprehensive loss	(424,584)	(404,381)
Retained earnings	1,084,321	1,100,916
Total Levi Strauss & Co. stockholders’ equity	660,113	696,910
Noncontrolling interest	7,346	5,478
Total stockholders’ equity	667,459	702,388
Total liabilities, temporary equity and stockholders’ equity	$3,542,660	$3,357,838

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Net revenues	$5,575,440	$4,904,030	$4,552,739
Cost of goods sold	2,577,465	2,341,301	2,223,727
Gross profit	2,997,975	2,562,729	2,329,012
Selling, general and administrative expenses	2,460,915	2,095,560	1,866,805
Operating income	537,060	467,169	462,207
Interest expense	(55,296)	(68,603)	(73,170)
Loss on early extinguishment of debt	—	(22,793)	—
Other income (expense), net	18,258	(26,992)	18,223
Income before income taxes	500,022	348,781	407,260
Income tax expense	214,778	64,225	116,051
Net income	285,244	284,556	291,209
Net income attributable to noncontrolling interest	(2,102)	(3,153)	(157)
Net income attributable to Levi Strauss & Co.	$283,142	$281,403	$291,052

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Net income	$285,244	$284,556	$291,209
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	4,336	30,125	(22,925)
Net investment hedge gains (losses)	21,280	(59,945)	(829)
Foreign currency translation (losses) gains	(43,713)	40,256	(30,380)
Unrealized (losses) gains on marketable securities	(1,488)	3,379	143
Total other comprehensive (loss) income, before related income taxes	(19,585)	13,815	(53,991)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(852)	9,223	6,211
Comprehensive income, net of income taxes	264,807	307,594	243,429
Comprehensive income attributable to noncontrolling interest	(1,868)	(3,258)	(625)
Comprehensive income attributable to Levi Strauss & Co.	$262,939	$304,336	$242,804

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands)
Balance at November 29, 2015	$375	$3,291	$705,668	$(379,066)	$1,595	$331,863
Net income	—	—	291,052	—	157	291,209
Other comprehensive (loss) income, net of tax	—	—	—	(48,248)	468	(47,780)
Stock-based compensation and dividends, net	—	9,649	(40)	—	—	9,609
Reclassification to temporary equity	—	(10,563)	—	—	—	(10,563)
Repurchase of common stock	—	(932)	(1,631)	—	—	(2,563)
Cash dividends paid	—	—	(60,000)	—	—	(60,000)
Balance at November 27, 2016	375	1,445	935,049	(427,314)	2,220	511,775
Net income	—	—	281,403	—	3,153	284,556
Other comprehensive income, net of tax	—	—	—	22,933	105	23,038
Stock-based compensation and dividends, net	2	25,878	(70)	—	—	25,810
Reclassification to temporary equity	—	(13,575)	(34,114)	—	—	(47,689)
Repurchase of common stock	(2)	(13,748)	(11,352)	—	—	(25,102)
Cash dividends paid	—	—	(70,000)	—	—	(70,000)
Balance at November 26, 2017	375	—	1,100,916	(404,381)	5,478	702,388
Net income	—	—	283,142	—	2,102	285,244
Other comprehensive loss, net of tax	—	—	—	(20,203)	(234)	(20,437)
Stock-based compensation and dividends, net	3	18,471	(67)	—	—	18,407
Reclassification to temporary equity	—	11,232	(183,336)	—	—	(172,104)
Repurchase of common stock	(2)	(29,703)	(26,334)	—	—	(56,039)
Cash dividends paid	—	—	(90,000)	—	—	(90,000)
Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$285,244	$284,556	$291,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,205	117,387	103,878
Unrealized foreign exchange (gains) losses	(30,804)	24,731	(5,853)
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	19,974	5,773	(17,175)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement losses	4,336	30,125	14,991
Loss on extinguishment of debt, net of write-off of unamortized debt issuance costs	—	22,793	—
Stock-based compensation	18,407	25,809	9,333
Provision for (benefit from) deferred income taxes	134,258	(486)	66,078
Other, net	7,395	8,005	2,813
Change in operating assets and liabilities:
Trade receivables	(60,474)	3,981	6,150
Inventories	(147,389)	(14,409)	(121,379)
Other current assets	(30,870)	1,828	(22,944)
Other non-current assets	(3,189)	(6,862)	(9,103)
Accounts payable and other accrued liabilities	161,039	35,714	43,040
Restructuring liabilities	(420)	(4,274)	(17,290)
Income tax liabilities	(8,590)	2,478	7,653
Accrued salaries, wages and employee benefits and long-term employee related benefits	(44,887)	(9,408)	(49,880)
Other long-term liabilities	(3,864)	(1,800)	5,029
Net cash provided by operating activities	420,371	525,941	306,550
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(159,413)	(118,618)	(102,950)
Proceeds from sale of assets	—	—	17,427
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(19,974)	(5,773)	17,175
Net cash used for investing activities	(179,387)	(124,391)	(68,348)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	502,835	—
Repayments of long-term debt	—	(525,000)	(36,092)
Proceeds from senior revolving credit facility	—	—	180,000
Repayments of senior revolving credit facility	—	—	(279,000)
Proceeds from short-term credit facilities	31,929	35,333	29,154
Repayments of short-term credit facilities	(28,230)	(29,764)	(18,219)
Other short-term borrowings, net	(4,977)	(6,231)	13,475
Payment of debt extinguishment costs	—	(21,902)	—
Payment of debt issuance costs	—	(10,366)	—
Repurchase of common stock, including shares surrendered for tax withholdings on equity exercises	(56,039)	(25,102)	(2,563)
Dividend to stockholders	(90,000)	(70,000)	(60,000)
Other financing, net	(907)	(1,536)	(304)
Net cash used for financing activities	(148,224)	(151,733)	(173,549)
Effect of exchange rate changes on cash and cash equivalents	(13,262)	8,242	(7,661)
Net increase in cash and cash equivalents	79,498	258,059	56,992
Beginning cash and cash equivalents	633,622	375,563	318,571
Ending cash and cash equivalents	$713,120	$633,622	$375,563

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$23,099	$22,664	$19,903
Property, plant and equipment additions due to build-to-suit lease transactions	2,750	19,888	—

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$51,200	$52,097	$67,052
Cash paid for income taxes during the period, net of refunds	96,277	54,602	57,148

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal years 2018, 2017 and 2016 were 52-week years, ending on November 25, 2018, November 26, 2017 and November 27, 2016, respectively. Each quarter of fiscal years 2018, 2017 and 2016 consisted of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Subsequent events have been evaluated through the issuance date of these financial statements.
Out-of-period Adjustments
For the year ended November 26, 2017, the Company's results include an out-of-period adjustment, which increased selling, general and administrative expenses by $8.3 million and decreased net income by $5.1 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest in awards after retirement. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.
Reclassification
Certain amounts in Note 20 "Business Segment Information" have been conformed to the November 25, 2018 presentation. Effective as of the beginning of 2017, certain of the Company's global expenses that support all of the Company's regional business segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in Americas segment and Corporate expenses, have now been allocated to the Company's three regional business segments, and reported in their operating results. Business segment information for the prior-year periods has been revised to reflect this change in presentation.
Certain amounts in Note 5 "Derivatives" and Note 20 "Business Segment Information" have been conformed to the November 25, 2018 presentation. Effective as of the beginning of 2018, the Company recorded and presented the fair value of its derivative assets and liabilities on a gross basis in the consolidated balance sheets based on contractual maturity dates, including those subject to master netting arrangements. Derivative and business segment information for the prior-year periods has been revised to reflect this change in presentation.
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flows have been conformed to the November 25, 2018 presentation.
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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Inventory Valuation
The Company values inventories at the lower of cost or net realizable value. Inventory cost is determined using the first-in first-out method. The Company includes product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating its remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. The Company estimates quantities of slow-moving and obsolete inventory, by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The Company determines inventory net realizable value by estimating expected selling prices based on the Company's historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.
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
The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22, 2017 and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring the Company's U.S. deferred tax assets and liabilities and reassessing the net realizability of the Company's deferred tax assets and liabilities. The Company has completed its analysis and accounting with respect to these items. However, changes in law, interpretations, and facts may result in adjustments to these amounts.
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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. The cost is depreciated on a straight-line basis over the estimated useful lives of the related assets. Costs relating to internal-use software development are capitalized when incurred during the application development phase. Buildings are depreciated over 20 to 40 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Buildings and leasehold improvements includes build-to-suit assets related to the construction of a building or leasehold improvement (generally on property owned by the landlord) when the Company concludes it has substantially all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project. Accordingly, the Company recorded an asset representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as lease financing obligations. See Note 13 "Commitments and Contingencies". The related financing obligation is recorded in "other long-term liabilities". Machinery and equipment includes furniture and fixtures, automobiles and trucks, and networking communication equipment, and is depreciated over a range from three to 20 years. Capitalized internal-use software is depreciated over periods ranging from three to seven years.
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
Impairment
The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company qualitatively assesses goodwill and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal year 2018, the Company performed this analysis by examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill or other non-amortized intangible asset for impairment.
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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 25, 2018 and November 26, 2017.
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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
The Company's common stock is not listed on any established stock exchange. Accordingly, the stock's fair value on the grant date is established by the Company's board of directors (the "Board") based on factors including the most recent valuation conducted by a third-party valuation firm. For each reporting period, the common stock's fair value is estimated based upon an internally derived valuation consistent with the valuation methodology employed on the grant date. Determining the fair value of the Company's stock requires complex judgments. The valuation process includes comparison of the Company's historical and estimated future financial results with selected publicly-traded companies and application of a discount for the illiquidity of the stock to derive the fair value of the stock. The Company uses this valuation for, among other things, making determinations under its stock-based compensation plans, such as the grant date fair value, redemption and intrinsic value of the awards.
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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Net sales to the Company's ten largest customers totaled 27%, 28% and 30% of net revenues for 2018, 2017 and 2016, respectively. No customer represented 10% or more of net revenues in any of these years.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating the Company's remaining manufacturing facilities, including the related depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2018, 2017 and 2016, total advertising expense was $400.3 million, $323.3 million and $284.0 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $208.8 million, $173.4 million, and $168.3 million for 2018, 2017 and 2016, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB Accounting Standards Updates ("ASU"), have been grouped by their required effective dates for the Company:
First Quarter of 2019

•
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of net periodic benefit costs requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, expected return on plan assets, amortization of prior service costs or credits, curtailments and settlements, actuarial gains and losses, etc.). Accordingly, the Company determined this will impact the Company's Consolidated Statements of Income, as the service cost components of net periodic benefit costs will be reported within operating income and the other components of net periodic benefit costs will be reported in the Other Income (Expense), Net line item. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. A practical expedient is permitted under the guidance which allows the Company to use information previously disclosed in the pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements.

•
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company determined the adoption of this standard does not have a material impact on its consolidated financial statements.

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
The Company has identified its major revenue streams as sales of products to wholesale customers, including franchised stores, direct sales to consumers at company-operated stores, including e-commerce, and company-operated shop-in-shops, and performed an analysis of its contracts with customers to evaluate the impact ASC 606 will have on the timing and classification of revenue. The majority of the Company's revenue relates to product sales of which revenue is recognized when products are shipped or delivered to the customer or provided directly to consumers through retail locations. In addition, impacts associated with variable consideration received for items such as loyalty rewards, gift cards, discounts and retailer promotions are not material as the Company is currently accounting for this consideration consistent with the new standard.
The Company has identified certain changes in balance sheet classification under ASC 606. Allowances for estimated returns, discounts and retailer promotions and other similar incentives will be presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns will be included as other current assets rather than inventories. The Company will be adopting the standard as of November 26, 2018 using the modified retrospective approach and determined there is no impact to retained earnings upon adoption.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

•
In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products which aligns recognition of prepaid stored-value product financial liabilities (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company determined the adoption of this standard will not have a material impact on its consolidated financial statements.

•
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires that the income tax consequences of an intra-entity transfer of an asset other than inventory be recorded when the transfer occurs. Under this guidance, current income taxes and deferred income taxes will move when assets (such as intellectual property and property, plant and equipment) are transferred between consolidated subsidiaries. The Company determined the adoption of this standard will not have a material impact on its consolidated financial statements.

•
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company determined the adoption of this standard will not have a material impact on its consolidated financial statements.

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company is in the process of gathering information to evaluate real estate, personal property, and other arrangements that may meet the definition of a lease. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics, including permitted transition methods. Given the significant number of leases, the Company anticipates the new guidance will have a material impact on the consolidated balance sheets.

•
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. This ASU creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. The Company expects to adopt this standard in the first quarter of 2019.

•
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for the Company in the first quarter of fiscal 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

•
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

Fourth Quarter of 2021

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

NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment ("PP&E") were as follows:

	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Land	$8,197	$8,239
Buildings and leasehold improvements	466,256	422,168
Machinery and equipment	471,015	452,950
Capitalized internal-use software	453,943	450,558
Construction in progress	35,408	41,797
Subtotal	1,434,819	1,375,712
Accumulated depreciation	(974,206)	(951,249)
PP&E, net	$460,613	$424,463
Depreciation expense for the years ended November 25, 2018, November 26, 2017, and November 27, 2016, was $120.2 million, $117.4 million and $103.7 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 25, 2018 and November 26, 2017, were as follows:

	Americas	Europe	Asia	Total
	(Dollars in thousands)
Balance, November 27, 2016	$207,723	$25,341	$1,216	$234,280
Foreign currency fluctuation	42	2,983	22	3,047
Balance, November 26, 2017	207,765	28,324	1,238	237,327
Foreign currency fluctuation	(34)	(1,060)	13	(1,081)
Balance, November 25, 2018	$207,731	$27,264	$1,251	$236,246

Other intangible assets, net, were as follows:

	November 25, 2018			November 26, 2017
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	462	(370)	92	480	(330)	150
Total	$43,205	$(370)	$42,835	$43,223	$(330)	$42,893
For the year ended November 27, 2016, amortization of these intangible assets was $0.2 million. The amortization of these intangible assets in the years ended November 25, 2018 and November 26, 2017 is immaterial.
As of November 25, 2018, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 25, 2018			November 26, 2017
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$34,385	$34,385	$—	$31,139	$31,139	$—
Forward foreign exchange contracts(3)	18,372	—	18,372	6,296	—	6,296
Total	$52,757	$34,385	$18,372	$37,435	$31,139	$6,296
Financial liabilities carried at fair value
Forward foreign exchange contracts(3)	$4,447	$—	$4,447	$23,799	$—	$23,799
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 25, 2018		November 26, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$487,272	$478,774	$485,419	$507,185
3.375% senior notes due 2027(1)(2)	538,219	546,238	559,037	590,266
Short-term borrowings	32,470	32,470	38,727	38,727
Total	$1,057,961	$1,057,482	$1,083,183	$1,136,178
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
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company's foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on nonfunctional currency cash flows and selected assets or liabilities without exposing the Company to additional risk associated with transactions that could be regarded as speculative. Forward exchange contracts on various currencies are entered into to manage foreign currency exposures associated with certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities. The Company manages certain forecasted foreign currency exposures and uses a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The Company had designated a portion of its outstanding Euro-denominated senior notes as a net investment hedge to manage foreign currency exposures in its foreign operations. The Company does not apply hedge accounting to its derivative transactions. As of November 25, 2018, the Company had forward foreign exchange contracts to buy $981.8 million and to sell $193.5 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2020.
Effective as of the first quarter of 2018, the Company recorded and presented the fair value of its derivative assets and liabilities on a gross basis in the consolidated balance sheets based on contractual maturity dates, including those subject to master netting arrangements. The comparative period was revised to reflect the change from a net basis to a gross basis.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 25, 2018			November 26, 2017
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$18,372	$—	$18,372	$6,296	$—	$6,296
Forward foreign exchange contracts(2)	—	(4,447)	(4,447)	—	(23,799)	(23,799)
Total	$18,372	$(4,447)		$6,296	$(23,799)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(541,500)		$—	$(562,780)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The Company's over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net-settlement of these contracts on a per-institution basis; however, the Company records the fair value on a gross basis on its consolidated balance sheets based on maturity dates, including those subject to master netting arrangements. The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 25, 2018			November 26, 2017
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount of Assets / (Liabilities)

	(Dollars in thousands)
Over-the-counter forward foreign exchange contracts
Financial assets	$16,417	$(1,756)	$14,661	$3,218	$(3,146)	$72
Financial liabilities	(2,181)	1,756	(425)	(20,876)	3,146	(17,730)
Total			$14,236			$(17,658)
Embedded derivative contracts
Financial assets	$1,955	$—	$1,955	$3,078	$—	$3,078
Financial liabilities	(2,266)	—	(2,266)	(2,923)	—	(2,923)
Total			$(311)			$155
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Gain or (Loss) Recognized in Other Income (Expense), Net (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	As of	Year Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Forward foreign exchange contracts	$4,637	$4,637
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$—	$2,627
Euro-denominated senior notes	(54,416)	(75,697)	—	—	—
Cumulative income taxes	29,703	35,253
Total	$(39,887)	$(55,618)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company’s consolidated statements of income:

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain	$(19,974)	$(5,773)	$17,175
Unrealized gain (loss) (1)	31,141	(35,394)	(1,315)
Total	$11,167	$(41,167)	$15,860
_____________

(1)
The unrealized gain in 2018 is primarily driven by gains on contracts to sell the Euro, the Mexican Peso and the British Pound, as a result of the U.S. Dollar strengthening at year end. The unrealized loss in 2017 is primarily driven by losses on contracts to sell the Mexican Peso, the Euro and the British Pound, as a result of the U.S. Dollar weakening at year end.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 6: DEBT
The following table presents the Company's debt:

	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$485,605	$483,683
3.375% senior notes due 2027	534,614	555,177
Total long-term debt	$1,020,219	$1,038,860
Short-term debt
Short-term borrowings	31,935	38,451
Total debt	$1,052,154	$1,077,311
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement that provides for a senior secured revolving credit facility. The credit facility is an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of certain eligible cash, accounts receivable and inventory in the United States and Canada.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans in either U.S. or Canadian Dollars. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Of the maximum availability of $850.0 million, the U.S. Levi’s® trademarks are deemed to add the lesser of (i) $350.0 million and (ii) 65% of the net orderly liquidation value of such trademarks to the borrowing base. Upon the maturity date of May 23, 2022, all of the obligations outstanding under the credit facility become due. The interest rate for borrowings under the credit facility is LIBOR plus 125-175 basis points, depending on borrowing base availability, and the rate for undrawn availability is 20 basis points.
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $805.2 million at November 25, 2018, as the Company’s total availability of $850.0 million, based on the collateral levels discussed above, was reduced by $42.3 million of stand-by letters of credit and by $2.5 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Company's credit facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
The Second Amended and Restated Credit Agreement also provides that the Company may increase the availability under the Company's credit facility up to the greater of (i) $1.6 billion in the aggregate and (ii) an amount that would not cause the Company's secured leverage ratio (as defined in the Second Amended and Restated Credit Agreement) to exceed 3.25 to 1.00, in each case if certain conditions are met.
Guarantees and security.  The Company's obligations under the Second Amended and Restated Credit Agreement are guaranteed by its domestic subsidiaries. The obligations under the Second Amended and Restated Credit Agreement are secured by specified domestic assets, including certain U.S. trademarks associated with the Levi's® brand and accounts receivable, goods and inventory in the United States. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the credit agreement are secured by Canadian accounts receivable, goods, inventory and other Canadian assets. The lien on the U.S. Levi's® trademarks and related intellectual property may be released at the Company's discretion subject to certain conditions, and such release would reduce the borrowing base.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Covenants.  The Second Amended and Restated Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Second Amended and Restated Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold.
Events of default.  The Second Amended and Restated Credit Agreement contains customary events of default, including payment failures, breaches of representations and warranties, failure to comply with covenants, failure to satisfy other obligations under the credit agreements or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, pension plan terminations or specified underfunding, substantial stock ownership changes, failure of certain provisions of any guarantee or security document supporting the Company's credit facility to be in full force and effect, change of control and specified changes in the composition of the Board. The cross-default provisions in the Second Amended and Restated Credit Agreement apply if a default occurs on other indebtedness of the Company or the guarantors in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right to accelerate. If an event of default occurs under the Second Amended and Restated Credit Agreement, subject to any applicable grace period, the lenders may terminate their commitments, declare immediately payable all borrowings under the credit facility and foreclose on the collateral.
Senior Notes due 2025
Principal, interest, and maturity. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the "Senior Notes due 2025") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Notes due 2025 will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually in arrears on May 1 and November 1.
Ranking. The Senior Notes due 2025 are not guaranteed by any of the Company's subsidiaries and are unsecured obligations. Accordingly, they:
•rank equal in right of payment with all of the Company's other existing and future unsecured and unsubordinated debt;

•	rank senior in right of payment to the Company's future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes due 2025;

•
are effectively subordinated in right of payment to all of the Company's existing and future senior secured debt and other obligations (including the credit facility) to the extent of the value of the collateral securing such debt; and

•	are structurally subordinated to all obligations of each of the Company's subsidiaries.
Optional redemption. At any time prior to May 1, 2020, the Company may redeem some or all of the Senior Notes due 2025 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium. On or after May 1, 2020, the Company may redeem some or all of the Senior Notes due 2025, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2025, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to May 1, 2018, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the Senior Notes due 2025 with the proceeds of certain equity offerings at a redemption price of 105% of the principal amount of the Senior Notes due 2025, plus accrued and unpaid interest, if any, to the date of redemption. The Company recorded a discount of $13.9 million in conjunction with the issuance of the Senior Notes due 2025, related to tender and redemption premiums paid to certain holders of the Senior Notes due 2020 who participated in the issuance of the Senior Notes due 2025, which will be amortized to interest expense over the term of the notes.
Mandatory redemption, Offer to Purchase and Open Market Purchases. The Company is not required to make any sinking fund payments with respect to the Senior Notes due 2025. However, under certain circumstances in the event of an asset sale or

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

as described under "Change of Control" below, the Company may be required to offer to purchase the Senior Notes due 2025. The Company may from time to time purchase the Senior Notes due 2025 in the open market or otherwise.
Covenants. The 2025 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, and incur liens, and that, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of the Company’s assets or its restricted subsidiaries' assets. The 2025 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants in the 2025 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2025 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2025 may declare all the Senior Notes due 2025 to be due and payable immediately.
Change of control. Upon the occurrence of a change in control (as defined in the 2025 indenture), each holder of the Senior Notes due 2025 may require us to repurchase all or a portion of the Senior Notes due 2025 in cash at a price equal to 101% of the principal amount of the Senior Notes due 2025 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
Senior Notes due 2027
Principal, interest and maturity. On February 28, 2017, the Company issued €475.0 million in aggregate principal amount of 3.375% senior notes due 2027 (the "Senior Notes due 2027") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act. The Senior Notes due 2027 will mature on March 15, 2027. Interest on the Senior Notes due 2027 is payable semi-annually in arrears on March 15 and September 15.
Ranking. The Senior Notes due 2027 are not guaranteed by any of the Company's subsidiaries and are unsecured obligations. Accordingly, they:

•	rank equal in right of payment with all of the Company's other existing and future unsecured and unsubordinated debt;

•	rank senior in right of payment to the Company's future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes due 2027;

•
are effectively subordinated in right of payment to all of the Company's existing and future senior secured debt and other obligations (including the credit facility) to the extent of the value of the collateral securing such debt; and

•	are structurally subordinated to all obligations of each of the Company's subsidiaries.
Optional redemption. At any time prior to March 15, 2020, the Company may redeem up to a maximum of 40% of the aggregate principal amount of the Senior Notes due 2027 with the proceeds of certain equity offerings at a redemption price of 103.375% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the Company may redeem some or all of the Senior Notes due 2027 prior to March 15, 2022, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium. On or after March 15, 2022, the Company may redeem some or all of the Senior Notes due 2027, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2027, or the 2027 indenture, and together with the 2025 indenture, the indentures, plus accrued and unpaid interest, if any, to the date of redemption.
Mandatory redemption, offer to purchase and open market purchases. The Company is not required to make any sinking fund payments with respect to the Senior Notes due 2027. However, under certain circumstances in the event of an asset sale or as described under "Change of Control" below, the Company may be required to offer to purchase the Senior Notes due 2027. The Company may from time to time purchase the Senior Notes due 2027 in the open market or otherwise.
Covenants. The 2027 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates and incur liens, and that impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The 2027 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants, in the 2027 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2027 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately.
Change of control. Upon the occurrence of a change in control (as defined in the 2027 indenture), each holder of the Senior Notes due 2027 may require the Company to repurchase all or a portion of the Senior Notes due 2027 in cash at a price equal to 101% of the principal amount of the Senior Notes due 2027 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
Use of Proceeds and Loss on Early Extinguishment of Debt. On March 3, 2017, the Company completed a cash tender offer for $370.3 million of the 6.875% Senior Notes due 2022 and the remaining $154.7 million was called on March 31, 2017 for redemption on May 1, 2017. The tender offer and redemption, as well as underwriting fees associated with the new issuance, were primarily funded with the proceeds from the issuance of the Senior Notes due 2027, as well as cash on hand. The Company recorded a $22.8 million loss on early extinguishment of debt in 2017. The loss includes $21.9 million of tender and call premiums on the retired debt.
Short-term Borrowings
Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries that the Company expects to either pay over the next 12 months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit issued under the Company's amended and restated senior secured revolving credit facility.
Principal Payments on Debt
The table below sets forth, as of November 25, 2018, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount):

(Dollars in thousands)
2019	$31,935
2020	—
2021	—
2022	—
2023	—
Thereafter	1,031,866
Total future debt principal payments	$1,063,801
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2018, 2017 and 2016 was 5.01%, 5.60% and 6.37%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 14. As of November 25, 2018, and at the time the dividends were paid, the Company met the requirements of its debt instruments.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Covenants.  The Company's long-term debt agreements and the Second Amended and Restated Credit Agreement contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its and its subsidiaries' ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information, see Note 6. As of November 25, 2018, the Company was in compliance with all of these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,243,852	$1,191,934	$98,675	$112,451
Service cost(1)	3,602	3,427	113	172
Interest cost	36,070	36,853	2,718	3,148
Plan participants' contribution	570	570	4,105	4,376
Actuarial (gain) loss(1)(2)	(69,602)	65,669	(6,353)	(5,516)
Net curtailment loss	113	132	—	—
Impact of foreign currency changes	(6,983)	15,545	—	—
Plan settlements	(63)	(410)	—	—
Net benefits paid	(70,839)	(69,868)	(16,351)	(15,956)
Benefit obligation at end of year	$1,136,720	$1,243,852	$82,907	$98,675

Change in plan assets:
Fair value of plan assets at beginning of year	948,706	837,322	—	—
Actual (loss) return on plan assets(3)	(36,468)	117,188	—	—
Employer contribution(4)	122,492	52,386	12,246	11,580
Plan participants' contributions	570	570	4,105	4,376
Plan settlements	(63)	(410)	—	—
Impact of foreign currency changes	(5,822)	11,518	—	—
Net benefits paid	(70,839)	(69,868)	(16,351)	(15,956)
Fair value of plan assets at end of year	958,576	948,706	—	—
Unfunded status at end of year	$(178,144)	$(295,146)	$(82,907)	$(98,675)
_____________

(1)	Classification of service cost and actuarial loss related to U.S. and U.K. pension plans for 2017 have been conformed to the 2018 presentation.

(2)
2018 actuarial gains and 2017 actuarial losses in the Company's pension benefit plans resulted from changes in discount rate assumptions. Changes in financial markets during 2018 including an increase in corporate bond yield indices, resulted in a decrease in benefit obligations. Changes in financial markets during 2017 including a decrease in corporate bond yield indices, resulted in an increase in benefit obligations.

(3)	The decrease in return on plan assets in the Company's pension benefit plans in 2018 was primarily due to worse-than-expected asset performance of U.S. and international equity securities.

(4)	The increase in employer contributions to the Company's pension benefit plans is due to additional planned contributions made during the year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Amounts recognized in the Company's consolidated balance sheets as of November 25, 2018 and November 26, 2017, consist of the following:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in thousands)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost	$22,738	$24,644	$—	$—
Accrued benefit liability – current portion	(9,390)	(9,316)	(8,725)	(9,427)
Accrued benefit liability – long-term portion	(191,491)	(310,474)	(74,182)	(89,248)
	$(178,143)	$(295,146)	$(82,907)	$(98,675)

Accumulated other comprehensive loss:
Net actuarial loss	$(365,424)	$(362,602)	$(14,652)	$(21,878)
Net prior service benefit	351	419	—	—
	$(365,073)	$(362,183)	$(14,652)	$(21,878)
The accumulated benefit obligation for all defined benefit plans was $1.1 billion and $1.2 billion at November 25, 2018 and November 26, 2017. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2018	2017
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$986,084	$1,091,856
Aggregate fair value of plan assets	792,427	775,859

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,028,074	$1,131,873
Aggregate fair value of plan assets	827,193	812,082

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Net periodic benefit cost:
Service cost(1)	$3,602	$3,427	$2,701	$113	$172	$200
Interest cost	36,070	36,853	37,819	2,718	3,148	3,223
Expected return on plan assets(1)	(48,830)	(42,033)	(42,889)	—	—	—
Amortization of prior service benefit	(65)	(62)	(61)	—	—	—
Amortization of actuarial gain / loss	12,650	13,489	12,036	872	1,271	2,967
Curtailment (gain) loss	38	106	(140)	—	—	—
Net settlement (gain) loss	(102)	126	49	—	—	—
Net periodic benefit cost	3,363	11,906	9,515	3,703	4,591	6,390
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)	15,373	(9,785)	32,187	(6,354)	(5,516)	5,556
Amortization of prior service benefit	65	62	61	—	—	—
Amortization of actuarial gain / loss	(12,650)	(13,489)	(12,036)	(872)	(1,271)	(2,967)
Curtailment gain	—	—	173	—	—	—
Net settlement gain (loss)	102	(126)	(49)	—	—	—
Total recognized in accumulated other comprehensive loss	2,890	(23,338)	20,336	(7,226)	(6,787)	2,589
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$6,253	$(11,432)	$29,851	$(3,523)	$(2,196)	$8,979
_____________

(1)	Classification of service cost and expected return on plan assets related to U.S. and U.K. pension plans for 2017 and 2016 have been conformed to the 2018 presentation.
The amounts that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2019 for the Company's defined benefit pension and postretirement benefit plans are expected to be $13.3 million and $0.5 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.4%	3.8%	4.0%	3.4%	3.7%	3.8%
Expected long-term rate of return on plan assets	5.4%	5.8%	5.9%
Rate of compensation increase	3.4%	3.4%	3.4%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.1%	3.4%	3.8%	4.2%	3.4%	3.7%
Rate of compensation increase	3.4%	3.4%	3.4%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				5.9%	6.3%	6.4%
Rate trend to which the cost trend is assumed to decline				4.4%	4.4%	4.4%
Year that rate reaches the ultimate trend rate				2037	2037	2038
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
 The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective to provide a regular and reliable source of assets to meet the benefit obligation of the pension plans. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 25% for equity securities and real estate with an allowable deviation of plus or minus 4% and 75% for fixed income securities with an allowable deviation of plus or minus 4%.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 25, 2018
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$3,818	$3,818	$—	$—
Equity securities(1)
U.S. large cap	91,663	—	91,663	—
U.S. small cap	10,871	—	10,871	—
International	86,974	—	86,974	—
Fixed income securities(2)	714,034	—	714,034	—
Other alternative investments
Real estate(3)	35,265	—	35,265	—
Private equity(4)	383	—	—	383
Hedge fund(5)	11,389	—	11,389	—
Other(6)	4,179	—	4,179	—
Total investments at fair value	$958,576	$3,818	$954,375	$383

	Year Ended November 26, 2017
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$1,164	$1,164	$—	$—
Equity securities(1)
U.S. large cap	209,568	—	209,568	—
U.S. small cap	42,874	—	42,874	—
International	141,924	—	141,924	—
Fixed income securities(2)	463,617	—	463,617	—
Other alternative investments
Real estate(3)	69,546	—	69,546	—
Private equity(4)	764	—	—	764
Hedge fund(5)	14,934	—	14,934	—
Other(6)	4,315	—	4,315	—
Total investments at fair value	$948,706	$1,164	$946,778	$764
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The fair value of plan assets are composed of U.S. plan assets of $792.4 million and non-U.S. plan assets of $166.2 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2019	$68,292	$10,413	$78,705
2020	67,640	9,995	77,635
2021	68,115	9,633	77,748
2022	69,933	9,172	79,105
2023	70,040	8,579	78,619
2024-2028	355,238	34,622	389,860
At November 25, 2018, the Company's contributions to its pension plans in 2019 are estimated to be $16 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 25, 2018, November 26, 2017 and November 27, 2016, were $14.9 million, $13.4 million and $12.0 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 25, 2018, November 26, 2017, and November 27, 2016 were $114.3 million, $88.0 million and $68.3 million, respectively. Total amounts accrued for this plan as of November 25, 2018, and November 26, 2017 were $114.4 million and $85.4 million, respectively. The increase in the amounts charged to expense and liability balance in comparison to prior year reflects outperformance against the Company's internally-set objectives.
Long-Term Incentive Plans
2016 Equity Incentive Plan ("EIP"). In July 2006, the Board adopted, and the stockholders approved, the EIP. The EIP was subsequently amended in 2011 and 2014 and then amended and restated by the Board and approved by the stockholders in April 2016. For more information on this plan, see Note 11.
Cash Long-Term Incentive Plan ("LTIP").  The Company established a long-term cash incentive plan effective at the beginning of 2005. In 2017, this program was replaced by cash-settled phantom restricted stock units. Refer to Note 11 for more information. Executive officers are not participants in this plan. Performance will be measured at the end of a three-year period based on the Company's performance against the following pre-established targets: (i) the target compound annual growth rate in the Company's net revenues over the three-year period; (ii) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes and total stockholder return over the three-year period relative to an expanded peer group. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against the pre-established targets.
The Company recorded expense for the LTIP of $4.1 million, $4.5 million and $4.9 million for the years ended November 25, 2018, November 26, 2017 and November 27, 2016, respectively. As of November 25, 2018 and November 26, 2017, the Company had accrued a total of $8.1 million and $10.6 million, respectively, for the LTIP.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $89.8 million, $57.1 million and $20.3 million, and related income tax benefits of $22.3 million, $22.0 million and $7.8 million, respectively, for the years ended November 25, 2018, November 26, 2017 and November 27, 2016, respectively. As of November 25, 2018, there was $67.3 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.09 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
For the year ended November 26, 2017, the Company's results include an out-of-period adjustment, which increased selling, general and administrative expenses by $8.3 million and decreased net income by $5.1 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest in awards after retirement.
2016 Equity Incentive Plan
Under the Company's EIP, a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and cash or equity settled awards may be granted. The aggregate number of shares of common stock authorized for issuance under the EIP is 8,000,000 shares. At November 25, 2018, the number of shares available for issuance is 3,825,124 shares.
Under the EIP, stock awards and SARs have a maximum contractual term of seven years and generally must have an exercise price at least equal to the fair market value of the Company's common stock on the grant date. Awards generally vest according to terms determined at the time of grant, or as otherwise determined by the Board in its discretion.
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
Effective in 2017, stock-settled RSUs which include service or performance conditions were issued to certain employees. Each recipient's vested RSUs are converted to a share of common stock within 30 days of vesting. These RSUs do not have "dividend equivalent rights".
Non-employee members of the Board receive RSUs annually. Each recipient's vested RSUs are converted to a share of common stock six months after their discontinuation of service with the Company. The RSUs additionally have "dividend equivalent rights" of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.
Shares of common stock will be issued from the Company's authorized but unissued shares and are subject to the Stockholders' Agreement that governs all shares.
Shares of common stock issued under the EIP contain certain repurchase rights, which may be exercised only with respect to shares of the Company's common stock that have been held by a participant for at least six months following their issuance date. As a result, the holder is exposed to the risk and rewards of ownership for a reasonable period of time. Accordingly, the SARs and RSUs are classified as equity awards. Stock-based awards settled in cash are classified as liability awards based on expected vesting and included as a component of "Accrued salaries, wages and employee benefits" or "Other long-term liabilities" on the accompanying consolidated balance sheets.
Temporary equity. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the balance sheet outside of permanent equity. Accordingly, "temporary equity" on the accompanying consolidated balance sheets includes the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the common stock issued pursuant to the EIP. The increase in temporary equity from the year ended November 26, 2017 to November 25, 2018 was primarily due to an appreciation in the fair value of the Company's common stock price and additional compensation cost recognition for awards.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. SARs with service conditions ("Service SARs") vest from three-and-a-half to four years, and have maximum contractual lives of seven years. SARs with performance conditions ("Performance SARs") vest at varying unit amounts, up to 150% of those awarded, based on the attainment of certain three-year cumulative performance goals and have maximum contractual lives of seven years. The Company did not grant Performance SARs in 2017 or 2018. SARs activity during the year ended November 25, 2018 was as follows:

	Service SARs				Performance-based SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(Units and dollars in thousands)
Outstanding at November 26, 2017	2,530	$54.52	3.5		1,079	$60.52	4.1
Granted	155	96.00			—	—
Exercised	(873)	42.47			(137)	61.92
Forfeited	(25)	85.44			(50)	64.72
Performance adjustment	—	—			29	74.40
Outstanding at November 25, 2018	1,787	$63.57	3.4		921	$60.53	3.1
Vested and expected to vest at November 25, 2018	1,775	$63.48	3.4	$146,428	1,002	$60.64	3.2	$85,513
Exercisable at November 25, 2018	1,253	$59.16	2.7	$108,844	566	$59.62	2.3	$48,853

The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Aggregate intrinsic value of Service SARs exercised during the year	$53,398	$25,572	$1,443
Aggregate intrinsic value of Performance SARs exercised during the year	$6,777	$883	$986
Unrecognized future compensation costs as of November 25, 2018 of $3.4 million for Service SARs and $0.2 million for Performance SARs are expected to be recognized over weighted-average periods of 1.71 years and 0.17 years, respectively. The Company believes it is probable that the performance-based SARs will vest.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model, unless the awards were subject to market conditions, in which case the Company utilized the Monte Carlo simulation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted			Performance SARs Granted
	2018	2017	2016	2016
Weighted-average grant date fair value	$26.14	$16.13	$15.74	$15.94

Weighted-average assumptions:
Expected life (in years)	4.9	4.9	4.8	5.0
Expected volatility	35.7%	32.5%	36.4%	36.3%
Risk-free interest rate	2.5%	1.9%	1.1%	1.1%
Expected dividend	2.5%	2.7%	2.5%	2.5%
The weighted-average grant date fair value of SARs subject to market conditions was estimated using a Monte Carlo simulation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the model were as follows:

Performance SARs Granted
2016
Weighted-average grant date fair value	$20.56

Weighted-average assumptions:
Expected life (in years)	4.8
Expected volatility	36.5%
Risk-free interest rate	1.5%
Expected dividend	2.6%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Service and Performance RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives. RSUs with service conditions ("Service RSUs") granted during 2018 vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. Service RSUs granted in 2017 cliff vest in three years subject to continued employment. RSUs with performance conditions ("Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three year performance period subject to continued employment. Service and Performance RSU activity during the year ended November 25, 2018 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 26, 2017	55	$69.00	2.4	109	$69.00	2.4
Granted	53	96.00		84	96.00
Forfeited	(4)	96.00		(19)	80.72
Outstanding at November 25, 2018	104	$81.67	1.7	174	$80.75	1.4
Unrecognized future compensation cost as of November 25, 2018 of $2.2 million for Service RSUs and $3.1 million for Performance RSUs are expected to be recognized over a weighted-average period of 1.98 years and 1.37 years, respectively.
The Board estimated the grant date fair value of Service and Performance RSUs using factors including the most recent valuation conducted by a third-party valuation firm, unless the awards were subject to market conditions, in which case it utilized the Monte Carlo simulation model. During 2018 and 2017, the weighted-average grant date fair value for Service RSUs and Performance RSUs granted without a market condition was $91.63 and $64.86, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation model were as follows:

	Performance RSU Granted
	2018	2017
Weighted-average grant date fair value	$104.53	$82.33

Weighted-average assumptions:
Expected life (in years)	3.0	3.0
Expected volatility	37.2%	33.5%
Risk-free interest rate	2.3%	1.4%
Expected dividend	2.5%	2.7%
RSUs to the Board of Directors. The Company grants RSUs to certain members of its Board ("Board RSUs"). The total fair value of Board RSUs granted to during the year ended November 25, 2018 of $1.5 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $10.1 million and $6.5 million as of November 25, 2018 and November 26, 2017, respectively.
Board RSUs vest in a series of three equal installments at 13 months, 24 months and 36 months following the date of grant subject to continued service. However, if the recipient's continuous service terminates for a reason other than cause after the first vesting installment, but prior to full vesting, then the remaining unvested portion of the award becomes fully vested as of the date of such termination.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Phantom restricted stock units with service conditions ("Phantom Service RSUs") granted during 2018 vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. The Phantom Service RSUs granted in 2017 cliff vest in three years subject to continued employment. For Phantom Service RSUs prior to 2017, the actual number of Phantom Service RSUs to vest is subject to a minimum and maximum, based on the fair value of the common stock at the end of the three-year performance period. Phantom restricted stock units with performance conditions ("Phantom Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on attainment of certain three-year cumulative performance goals and subject to continued employment.
Liability award activity during the year ended November 25, 2018 was as follows:

	Phantom Service RSUs			Phantom Performance RSUs
	Units	Weighted-Average Fair Value	Fair Value At Period End	Units	Weighted-Average Fair Value	Fair Value At Period End

Outstanding at November 26, 2017	875	$67.88	$84.50	104	$69.30	$84.50
Granted	300	97.71		87	96.68
Vested	(195)	74.47		—	—
Performance adjustment	9	69.06		—	—
Forfeited	(79)	72.43		(20)	77.99
Outstanding at November 25, 2018	910	$75.92	$146.00	171	$82.21	$146.00
Expected to vest at November 25, 2018	847	$75.33	$146.00	153	$81.84	$146.00
The total fair value of Phantom Service RSU awards vested during 2018, 2017 and 2016 was $17.0 million, $9.2 million and $15.8 million, respectively. The weighted-average fair value of Phantom Service RSUs at the grant date was estimated based on the fair value of the Company's common stock. The Company accrued for $94.5 million of Phantom Service RSUs and Phantom Performance RSUs as of November 25, 2018.
Unrecognized future compensation cost as of November 25, 2018 of $46.4 million for Phantom Service RSUs and $11.9 million for Phantom Performance RSUs are expected to be recognized over a weighted-average period of 2.28 years and 1.73 years, respectively. The Company believes it is probable that the liability awards will vest.
NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003. The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 25, 2018 and November 26, 2017, these plan liabilities totaled $34.2 million and $29.4 million. The Company held funds of $34.4 million and $31.1 million in an irrevocable grantor's rabbi trust as of November 25, 2018 and November 26, 2017, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Deferred compensation plan for executives, prior to January 1, 2003. The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 25, 2018 and November 26, 2017, liabilities for this plan totaled $28.4 million and $31.8 million, respectively.
Interest earned by the participants in deferred compensation plans was $0.7 million, $8.1 million and $2.5 million for the years ended November 25, 2018, November 26, 2017 and November 27, 2016, respectively. The charges were included in "interest expense" in the Company's consolidated statements of income.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is obligated under operating leases and lease financing obligations for manufacturing, finishing and distribution facilities, office space, retail stores and equipment.
At November 25, 2018, future minimum payments under operating leases and lease financing obligations were as follows:

Future Minimum Payments
(Dollars in thousands)
2019	$215,634
2020	185,902
2021	152,512
2022	129,675
2023	98,319
Thereafter	281,482
Total future minimum lease payments	$1,063,524
In general, leases relating to real estate may include renewal options of various length. The San Francisco headquarters office lease contains multiple renewal options of up to 57 years. Rental expense for the years ended November 25, 2018, November 26, 2017 and November 27, 2016 was $258.6 million, $220.2 million and $204.6 million, respectively. At November 25, 2018, the lease financing obligation balance was $34.0 million, the majority of which is recorded in "Other long-term liabilities". The remaining minimum payments under the lease financing obligations are $43.8 million. The lease financing obligation balance at the end of the lease term will be approximately $21.1 million which approximates the net book value of the buildings to be relinquished to the lessor. As of November 25, 2018, and November 26, 2017, the gross carrying values of assets related to build-to-suit lease arrangements accounted for as lease financing obligations were $44.6 million and $34.0 million, respectively, with associated accumulated depreciation of $3.1 million and $1.8 million, respectively.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Customs Duty Audits. The Company imports both raw materials and finished garments into all of its operating regions and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company is currently undergoing audit assessments and the related legal appeal processes with various customs authorities. While the Company is vigorously defending its position and does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
NOTE 14: DIVIDEND
The Company paid cash dividends totaling $90 million on its common stock in two $45 million installments in the first and fourth quarters of 2018. In 2017, cash dividends of $70 million were paid in two $35 million installments in the first and fourth quarters of the year. In 2016, cash dividends of $60 million were paid in the second quarter of the year. Subsequent to the Company's year end, the Board declared a cash dividend on its common stock of $110 million, payable in two $55 million installments. The Company expects to pay the first installment in the first quarter of 2019 and the second installment in the fourth quarter of 2019.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Foreign Currency Translation	Totals
	(Dollars in thousands)
Accumulated other comprehensive (loss) income at November 29, 2015	$(236,340)	$(18,247)	$(126,359)	$1,880	$(379,066)	$8,965	$(370,101)
Gross changes	(22,925)	(829)	(30,848)	143	(54,459)	468	(53,991)
Tax	7,238	319	(1,291)	(55)	6,211	—	6,211
Other comprehensive income (loss), net of tax	(15,687)	(510)	(32,139)	88	(48,248)	468	(47,780)
Accumulated other comprehensive (loss) income at November 27, 2016	(252,027)	(18,757)	(158,498)	1,968	(427,314)	9,433	(417,881)
Gross changes	30,125	(59,945)	40,151	3,379	13,710	105	13,815
Tax	(10,279)	23,084	(2,283)	(1,299)	9,223	—	9,223
Other comprehensive (loss) income, net of tax	19,846	(36,861)	37,868	2,080	22,933	105	23,038
Accumulated other comprehensive (loss) income at November 26, 2017	(232,181)	(55,618)	(120,630)	4,048	(404,381)	9,538	(394,843)
Gross changes	4,336	21,280	(43,479)	(1,488)	(19,351)	(234)	(19,585)
Tax	(1,178)	(5,549)	5,487	388	(852)	—	(852)
Other comprehensive (loss) income, net of tax	3,158	15,731	(37,992)	(1,100)	(20,203)	(234)	(20,437)
Accumulated other comprehensive (loss) income at November 25, 2018	$(229,023)	$(39,887)	$(158,622)	$2,948	$(424,584)	$9,304	$(415,280)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 16: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$11,167	$(41,167)	$15,860
Foreign currency transaction (losses) gains(2)	(7,498)	7,853	(7,166)
Interest income	9,400	3,380	1,376
Investment income	734	629	976
Other	4,455	2,313	7,177
Total other income (expense), net	$18,258	$(26,992)	$18,223
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in 2018 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the British Pound. Losses in 2017 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, the Euro and the British Pound. Gains in 2016 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso.

(2)
Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Gains in 2017 were primarily due to the strengthening of the Mexican Peso and Euro against the US dollar. Losses in 2016 were primarily due to the weakening of various currencies against the U.S. Dollar.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 17: INCOME TAXES
The Company's income tax expense was $214.8 million, $64.2 million and $116.1 million and the Company's effective income tax rate was 43.0%, 18.4% and 28.5% for the years ended November 25, 2018, November 26, 2017 and November 27, 2016, respectively.
The Tax Act enacted in the United States on December 22, 2017 includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21% and a deemed repatriation of foreign earnings.
The increase in the effective tax rate in 2018 as compared to 2017 was primarily driven by a one-time tax charge related to the impact of the Tax Act described above and proportionately less tax benefit from the lower tax cost of foreign operations, partially offset by the lower U.S. federal statutory tax rate. The decrease in the effective tax rate in 2017 as compared to 2016 was primarily due to additional net foreign tax credits from repatriations from foreign operations as compared to 2016 and release of valuation allowances on deferred tax assets of foreign subsidiaries, primarily Japan.
The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate of 22.4% to income before income taxes as follows:

	Year Ended
	November 25, 2018		November 26, 2017		November 27, 2016
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$111,755	22.4%	$122,073	35.0%	$142,541	35.0%
State income taxes, net of U.S. federal impact	11,102	2.2%	7,598	2.2%	6,943	1.7%
Change in valuation allowance	(9,239)	(1.9)%	(9,624)	(2.8)%	—	—%
Impact of foreign operations	(21,674)	(4.3)%	(50,650)	(14.5)%	(28,727)	(7.1)%
Reassessment of tax liabilities	(12,552)	(2.5)%	(5,553)	(1.6)%	(2,387)	(0.6)%
Stock-based compensation(1)	(10,715)	(2.1)%	(5,602)	(1.6)%	—	—%
Deduction related to subsidiaries	—	—%	—	—%	(6,788)	(1.7)%
Other, including non-deductible expenses(1)	2,742	0.5%	5,983	1.7%	4,469	1.2%
Impact of US Tax Act	143,359	28.7%	—	—%	—	—%
Total	$214,778	43.0%	$64,225	18.4%	$116,051	28.5%
_____________

(1)	Classification of stock-based compensation for 2017 has been conformed to the November 25, 2018 presentation.
Impact of foreign operations. The tax rate benefit in 2018 decreased as compared to 2017 primarily because the new U.S. federal income tax rate more closely aligns with the tax rates in our foreign jurisdictions. The tax rate benefit in 2017 as compared to 2016 is due to $32.0 million impact resulting from favorable mix of earnings in jurisdictions with lower effective tax rates and $18.6 million from actual and deemed repatriation of foreign earnings.
Release of Valuation Allowance. The $9.2 million tax benefit in 2018 is primarily due to the release of valuation allowances on deferred tax assets of certain foreign subsidiaries, primarily in Japan where management concluded that it is more likely than not that such assets will be realized.
Reassessment of tax liabilities. The $12.6 million tax benefit in 2018 is primarily attributable to finalization of a foreign audit. The $5.6 million tax benefit in 2017 is primarily attributable to the remeasurement of a tax position and the lapse of statutes of limitations in various jurisdictions.
Deduction related to subsidiaries. In 2016, the $6.8 million benefit is primarily related to a discrete tax benefit attributable to deductions for worthless debts in a consolidated subsidiary.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Domestic	$151,229	$67,407	$189,478
Foreign	348,793	281,374	217,782
Total income before income taxes	$500,022	$348,781	$407,260
Income tax expense consisted of the following:

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
U.S. Federal
Current	$12,468	$7,936	$7,122
Deferred	126,210	1,240	66,840
	$138,678	$9,176	$73,962
U.S. State
Current	$6,447	$3,441	$2,097
Deferred	4,655	4,157	4,846
	$11,102	$7,598	$6,943
Foreign
Current	$61,605	$53,334	$40,754
Deferred	3,393	(5,883)	(5,608)
	$64,998	$47,451	$35,146
Consolidated
Current	$80,520	$64,711	$49,973
Deferred	134,258	(486)	66,078
Total income tax expense	$214,778	$64,225	$116,051
The Tax Act was enacted in the United States on December 22, 2017. The Tax Act introduced many changes, including lowering the U.S. corporate tax rate from 35% to 21%, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, and provisions which allow for the repatriation of foreign earnings without U.S. tax. By operation of tax law, the Company applied a blended U.S. statutory federal income tax rate of 22.4% for fiscal year 2018 based on the pro rata number of days in the fiscal year before and after the effective date of the Tax Act. The enactment of the Tax Act resulted in a charge of $143.4 million to tax expense for the year ended November 25, 2018. This charge was comprised of a $95.6 million re-measurement of the Company's deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future, a $37.5 million one-time U.S. transition tax on undistributed foreign earnings, and a $10.3 million charge related to foreign and state tax costs associated with the future remittance of undistributed earnings of foreign subsidiaries.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$133,620	$123,593
State net operating loss carryforwards	9,708	8,302
Foreign net operating loss carryforwards	52,327	59,157
Employee compensation and benefit plans	144,597	214,798
Advance royalties	22,366	46,757
Accrued liabilities	22,119	29,169
Sales returns and allowances	20,342	39,030
Inventory	9,985	19,553
Property, plant and equipment	11,380	8,826
Unrealized foreign exchange gains or losses	5,467	23,058
Other(1)	9,749	18,197
Total gross deferred tax assets	441,660	590,440
Less: Valuation allowance	(21,970)	(38,692)
Deferred tax assets, net of valuation allowance	419,690	551,748
Deferred tax liabilities
U.S. Branches(1)	(19,107)	(17,128)
Residual tax liability on unremitted foreign earnings	(5,737)	—
Total deferred tax liabilities	(24,844)	(17,128)
Total net deferred tax assets	$394,846	$534,620
_____________

(1)	Classification of U.S. Branch deferred taxes for 2017 has been conformed to the November 25, 2018 presentation.
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 25, 2018, are subject to expiration through 2027 if not utilized.
Foreign net operating loss carryforwards. As of November 25, 2018, the Company had a deferred tax asset of $51.4 million for foreign net operating loss carryforwards of $192.4 million. Of these operating losses $91.4 million are subject to expiration through 2028. The remaining $101.0 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 25, 2018:

	Valuation Allowance at November 26, 2017	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 25, 2018
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$1,520	$576	$—	$2,096
Foreign net operating loss carryforwards and other foreign deferred tax assets	37,172	(1,056)	(16,242)	19,874
	$38,692	$(480)	$(16,242)	$21,970

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

At November 25, 2018, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, which reduced such assets to the amount that will more likely than not be realized. The $16.2 million release during 2018 was attributable to the release of valuation allowances on deferred tax assets, primarily in Japan.
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. At November 26, 2017, the Company asserted indefinite reinvestment on $264 million of undistributed foreign earnings and did not record any deferred tax liability with respect to the undistributed foreign earnings. These and other undistributed foreign earnings were subject to the U.S. one-time mandatory transition tax and are eligible to be repatriated to the United States without additional U.S. tax under the Tax Act. The Company has reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries are no longer considered to be indefinitely reinvested. The Company has recorded a $10.3 million deferred tax expense related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries.
Taxes due under the GILTI provision. The Tax Act also includes provisions not yet effective for the Company, including a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries, which will be effective for the Company beginning November 26, 2018. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.
Uncertain Income Tax Positions
As of November 25, 2018, the Company’s total gross amount of unrecognized tax benefits was $26.6 million, of which $24.2 million could impact the effective tax rate, if recognized, as compared to November 26, 2017, when the Company’s total gross amount of unrecognized tax benefits was $33.8 million, of which $28.1 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 25, 2018 and November 26, 2017:

	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Unrecognized tax benefits beginning balance	$33,786	$29,053
Increases related to current year tax positions	3,657	4,779
Increases related to tax positions from prior years	5,686	5,625
Decreases related to tax positions from prior years	(13,731)	(4,050)
Settlement with tax authorities	—	—
Lapses of statutes of limitation	(1,811)	(1,956)
Other, including foreign currency translation	(993)	335
Unrecognized tax benefits ending balance	$26,594	$33,786
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits could decrease by as much as $1.2 million within the next twelve months.
As of November 25, 2018 and November 26, 2017, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $2.7 million and $2.5 million, respectively.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 18: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Elizabeth O'Neill, Executive Vice President and President of Product, Innovation and Supply Chain, and Marc Rosen, Executive Vice President and President of Direct-to-Consumer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During fiscal years 2018, 2017, and 2016, the Company donated $7.5 million, $7.3 million, and $6.9 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

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
Effective as of the beginning of 2017, certain of the Company's global expenses that support all regional segments, including global e-commerce infrastructure and global brand merchandising, marketing and design, previously recorded centrally in the Americas segment and Corporate expenses, are now allocated to the three regional business segments and reported in operating results. Business segment information for the prior-year period has been revised to reflect the change in presentation.
Business segment information for the Company is as follows:

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Net revenues:
Americas	$3,042,664	$2,774,050	$2,683,008
Europe	1,646,236	1,312,276	1,091,362
Asia	886,540	817,704	778,369
Total net revenues	$5,575,440	$4,904,030	$4,552,739
Operating income:
Americas (1)	$551,380	$529,310	$507,802
Europe (2)	292,903	198,662	154,829
Asia	86,573	78,257	80,862
Regional operating income	930,856	806,229	743,493
Corporate:
Restructuring-related charges	—	—	7,195
Other corporate staff costs and expenses (3)	393,796	339,060	274,091
Corporate expenses	393,796	339,060	281,286
Total operating income	537,060	467,169	462,207
Interest expense	(55,296)	(68,603)	(73,170)
Loss on early extinguishment of debt	—	(22,793)	—
Other income (expense), net	18,258	(26,992)	18,223
Income before income taxes	$500,022	$348,781	$407,260
_____________

(1)
Included in Americas' operating income for the year ended November 27, 2016 is the recognition of $7.0 million benefit from resolution of a vendor dispute and related reversal of liabilities recorded in a prior period.

(2)
Included in Europe's operating income for the year ended November 27, 2016 is a gain of $6.1 million related to the sale-leaseback of the Company's distribution center in the United Kingdom in the second quarter of 2016.

(3)
Included in Corporate expenses for the year ended November 26, 2017 is the recognition of $8.3 million of stock-based compensation expense related to prior periods, for the correction of the periods used for the recognition of expense associated with employees eligible to vest in awards after retirement.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$43,478	$37,802	$30,322
Europe	22,658	17,479	12,574
Asia	10,750	9,836	8,210
Corporate	43,319	52,270	52,772
Total depreciation and amortization expense	$120,205	$117,387	$103,878

	November 25, 2018
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$362,825	$102,989	$54,266	$14,084	$534,164
Inventories	468,258	188,430	148,335	78,750	883,773
All other assets	—	—	—	2,124,723	2,124,723
Total assets					$3,542,660

	November 26, 2017
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$322,712	$99,807	$52,029	$10,937	$485,485
Inventories	402,151	162,391	118,852	76,002	759,396
All other assets	—	—	—	2,112,957	2,112,957
Total assets(1)					$3,357,838

(1)	Certain insignificant amounts on the consolidated balance sheet from the year ended November 26, 2017 have been conformed to the November 25, 2018 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

Geographic information for the Company was as follows:

	Year Ended
	November 25, 2018	November 26, 2017	November 27, 2016
	(Dollars in thousands)
Net revenues:
United States	$2,546,907	$2,347,860	$2,302,668
Foreign countries	3,028,533	2,556,170	2,250,071
Total net revenues	$5,575,440	$4,904,030	$4,552,739

Net deferred tax assets:
United States	$313,644	$450,270	$444,295
Foreign countries	84,147	87,653	78,806
Total net deferred tax assets	$397,791	$537,923	$523,101

Long-lived assets:
United States	$335,705	$312,656	$311,358
Foreign countries	154,767	141,660	108,332
Total long-lived assets	$490,472	$454,316	$419,690

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 25, 2018, NOVEMBER 26, 2017 AND NOVEMBER 27, 2016

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2018 and 2017.

Year Ended November 25, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,343,685	$1,245,742	$1,394,153	$1,591,860
Cost of goods sold	605,561	574,865	652,591	744,448
Gross profit	738,124	670,877	741,562	847,412
Selling, general and administrative expenses	564,025	594,353	582,953	719,584
Operating income	174,099	76,524	158,609	127,828
Interest expense	(15,497)	(14,465)	(15,697)	(9,637)
Other (expense) income, net	(9,577)	13,653	(3,032)	17,214
Income before income taxes	149,025	75,712	139,880	135,405
Income tax expense (benefit)	167,654	(1,320)	10,299	38,145
Net (loss) income	(18,629)	77,032	129,581	97,260
Net (income) loss attributable to noncontrolling interest	(383)	(2,100)	543	(162)
Net (loss) income attributable to Levi Strauss & Co.	$(19,012)	$74,932	$130,124	$97,098

Year Ended November 26, 2017	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
	(Dollars in thousands)
Net revenues	$1,101,991	$1,067,855	$1,268,391	$1,465,793
Cost of goods sold	537,438	509,463	611,762	682,638
Gross profit	564,553	558,392	656,629	783,155
Selling, general and administrative expenses	456,213	495,741	510,309	633,297
Operating income	108,340	62,651	146,320	149,858
Interest expense	(19,934)	(17,895)	(14,476)	(16,298)
Loss on early extinguishment of debt	—	(22,793)	—	—
Other income (expense), net	408	(18,087)	(14,734)	5,421
Income before income taxes	88,814	3,876	117,110	138,981
Income tax expense (benefit)	28,693	(13,847)	27,631	21,748
Net income	60,121	17,723	89,479	117,233
Net loss (income) attributable to noncontrolling interest	22	(207)	(1,487)	(1,481)
Net income attributable to Levi Strauss & Co.	$60,143	$17,516	$87,992	$115,752
_____________

(1)
The third quarter of 2017 includes an out-of-period adjustment which increased selling, general and administrative expenses by $9.5 million and decreased net income by $5.8 million. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest in awards after retirement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of November 25, 2018. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 25, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 25, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following provides information about our directors and executive officers as of January 30, 2019.

Name	Age	Position
Stephen C. Neal(1)	69	Chairman of the Board of Directors
Charles V. Bergh	61	Director, President and Chief Executive Officer
Troy Alstead(2)(4)	55	Director
Jill Beraud(3)(4)	58	Director
Robert A. Eckert(1)(2)	64	Director
Spencer C. Fleischer(3)(4)	65	Director
David Friedman(1)	65	Director
Peter E. Haas Jr.(1)(2)	71	Director
Christopher J. McCormick(3)(4)	63	Director
Jenny Ming(4)	63	Director
Patricia Salas Pineda(1)(2)	67	Director
Joshua E. Prime(5)	41	Future Director
Roy Bagattini	55	Executive Vice President and President, Levi Strauss Americas
Seth M. Ellison	60	Executive Vice President and President, Europe
Seth R. Jaffe	61	Executive Vice President and General Counsel
David Love	56	Executive Vice President and President, Asia, Middle East and Africa
Elizabeth O'Neill	47	Executive Vice President and President, Product, Innovation and Supply Chain
Marc Rosen	50	Executive Vice President and President, Direct to Consumer
Harmit Singh	55	Executive Vice President and Chief Financial Officer
_____________

(1)	Member, Nominating, Governance and Corporate Citizenship Committee.

(2)	Member, Human Resources Committee.

(3)	Member, Finance Committee.

(4)	Member, Audit Committee.

(5)	Mr. Prime was elected to the Board on July 27, 2018, to be effective when Mr. Haas Jr. retires from the Board, which is expected to occur in September 2019.
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
Charles V. Bergh, a director since he joined the Company in September 2011, is our President and Chief Executive Officer. Prior to joining the Company, Mr. Bergh held a progression of leadership roles during his 28-year career at Procter & Gamble. Mr. Bergh is also the non-executive Chairman of HP Inc. He previously served on the Board of Directors for VF Corporation, the Singapore Economic Development Board and was a member of the US-ASEAN Business Council, Singapore. Mr. Bergh's position as our President and Chief Executive Officer and his past experience as a leader of large, global consumer brands make him well-suited to be a member of the Board.
Troy Alstead, a director since 2012, is the president and CEO of Table 47 and Ocean5, a restaurant and social concept, and founder of the Ocean5 Foundation focused on raising awareness and funding for sustainability of the world’s oceans and seas. In

February 2016, he retired from Starbucks Corporation after 24 years with the company, having most recently served as Chief Operating Officer. Mr. Alstead previously held the positions of Group President, Chief Financial Officer and Chief Administrative Officer of Starbucks. He joined Starbucks in 1992, and over the years served in a number of operational, general management and finance roles. Mr. Alstead spent a decade in Starbucks international business, including roles as Senior Leader of Starbucks International, President of Europe, Middle East and Africa headquartered in Amsterdam and Chief Operating Officer of Starbucks Greater China headquartered in Shanghai. Mr. Alstead currently serves as a director of Topgolf International, Inc. and Harley-Davidson, Inc. and YETI Holdings, Inc. Mr. Alstead brings to the Board his broad financial and business perspective developed over many years in the global consumer goods industry.
Jill Beraud, a director since 2013, most recently served as Chief Executive Officer of Ippolita (Seno Jewelry), a privately-held luxury jewelry company with distribution in high-end department stores, flagship and e-commerce from October 2015 until September 2018. Prior to Ippolita (Seno Jewelry), Ms. Beraud was Executive Vice President for Tiffany & Co., with responsibility for its Global Retail Operations and oversight of strategic store development and real estate from October 2014 until June 2015. Prior to Tiffany & Co., Ms. Beraud was with Living Proof, Inc., a privately-held company that uses advanced medical and materials technologies to create hair care and skin care products for women, where she was Chief Executive Officer from December 2011 to October 2014. Prior to that, Ms. Beraud served as President of Starbucks/Lipton Joint Ventures and Chief Marketing Officer of PepsiCo Americas Beverages from July 2009 to June 2011, and PepsiCo’s Global Chief Marketing Officer from December 2008 to July 2009. Before PepsiCo, Ms. Beraud spent 13 years at Limited Brands in various roles, including Chief Marketing Officer of Victoria’s Secret and Executive Vice President of Marketing for its broader portfolio of specialty brands, including Bath & Body Works, C.O. Bigelow, Express, Henri Bendel, and Limited Stores. Ms. Beraud was selected to join the Board due to her extensive marketing, social media and consumer branding experience, as well as her extensive managerial and operational knowledge in the apparel and other consumer goods industries.
Robert A. Eckert, a director since 2010, is Operating Partner of Friedman Fleischer & Lowe, LLC, a private equity firm, since September 2014. Mr. Eckert is also Chairman Emeritus of Mattel, Inc., a role he has held since January 2013. He was Mattel’s Chairman and Chief Executive Officer from May 2000 until December 2011, and he continued to serve as its Chairman until December 2012. He previously worked for Kraft Foods, Inc. for 23 years, and served as President and Chief Executive Officer from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, and from 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods. Mr. Eckert is currently a director of McDonald’s Corporation, Amgen, Inc., Eyemart Express Holdings, LLC, Enjoy Beer Holdings, LLC and Quinn Company. Mr. Eckert was selected to join the Board due to his experience as a senior executive engaged with the dynamics of building global consumer brands through high performance expectations, integrity and decisiveness in driving businesses to successful results.
Spencer C. Fleischer, a director since 2013, is Managing Partner of FFL Partners, LLC, a private equity firm. Before co-founding FFL Partners LLC in 1997, Mr. Fleischer spent 19 years at Morgan Stanley & Company as an investment banker and senior leader. During his time there, he led business units in Asia, Europe and the United States. Mr. Fleischer currently serves as a director of The Clorox Company, Strategic Investment Group and Eyemart Express Holdings, LLC. He was a director of American West Bank until October 2015 when it was acquired by Banner Corporation, and was thereafter a director of Banner Corporation until December 2016. Mr. Fleischer was selected to join the Board due to his broad financial and international business perspective developed over many years in the private equity and investment banking industries.
David A. Friedman, a director since July 2018, is a Senior Principal, Emeritus Chief Executive Officer and Chair of the Board, and past-President and Chief Executive Officer of Forell/Elsesser Engineers, with over 40 years of professional practice in structural and earthquake engineering. Mr. Friedman is the President and an active member of the board of directors for the Earthquake Engineering Research Institute, which disseminates lessons learned from earthquakes around the world, and served on its post-earthquake reconnaissance teams in Kobe, Japan in 1995 and Wenchuan, China in 2008. Mr. Friedman is also involved in many institutional, academic, philanthropic and not-for-profit boards, including the San Francisco Foundation, the San Francisco Planning and Urban Research Association, the University of California, Berkeley Foundation, the Jewish Home of San Francisco and Build Change. Mr. Friedman is a licensed structural engineer in California, Nevada and British Columbia. Mr. Friedman was selected to join the Board due to his broad professional experience, as well as his extensive background with our company arising from his familial connection to our founder.
Peter E. Haas Jr., a director since 1985, is a trustee and President of the Walter and Elise Haas Fund, a director and President of the Red Tab Foundation, a director of the Levi Strauss Foundation and the Novato Youth Center Advisory Board, a Trustee Emeritus of the San Francisco Foundation, and Vice President of the Peter E. Haas Jr. Family Fund. Mr. Haas Jr. was one of our managers from 1972 to 1989. He was Director of Product Integrity of The Jeans Company, one of our former operating units, from 1984 to 1989. He served as Director of Materials Management for Levi Strauss USA in 1982 and Vice President and General

Manager in the Menswear Division in 1980. Mr. Haas Jr's background in numerous operational roles specific to the Company and his familial connection to our founder enable him to engage in Board deliberations with valuable insight and experience.
Christopher J. McCormick, a director since April 2016, most recently served as President and CEO of L.L. Bean, Inc. from 2001 until 2016. Mr. McCormick joined L.L. Bean in 1983, previously serving in a number of senior and executive level positions in advertising and marketing. Prior to becoming President and CEO of L.L. Bean, he was Senior Vice President and Chief Marketing Officer from 2000 to 2001. Mr. McCormick is a director of Sun Life Financial, Inc. and Big Lots!, Inc. Mr. McCormick brings to the Board his deep channel knowledge, e-commerce and direct marketing experience. Mr. McCormick is a director of Sun Life Financial, Inc.
Jenny Ming, a director since September 2014, is President and Chief Executive Officer of Charlotte Russe Inc., a fast-fashion specialty retailer of apparel and accessories catering to young women, a position she has held since October 2009. From March 1999 to October 2006, Ms. Ming served as President of Old Navy, a $7 billion brand in The Gap, Inc.’s portfolio, where she oversaw all aspects of Old Navy and its 900 retail clothing stores in the United States and Canada. Ms. Ming joined The Gap, Inc. in 1986, serving in various executive capacities at its San Francisco headquarters, and in 1994, she was a member of the executive team who launched Old Navy. Ms. Ming serves on the Boards of Directors of Paper Source and Tower Foundation. Ms. Ming was selected to join the Board due to her extensive operational and retail leadership experience in the apparel industry.
Joshua E. Prime has agreed to serve as a director effective when Mr. Haas Jr. retires from the Board, which is expected to occur in September 2019. Mr. Prime serves as Partner, Idea Generation and Research, at Indaba Capital Management, L.P., where has served since its founding in 2010. From 2007 to 2009, Mr. Prime was a manager of retail strategy for the Americas Region of Levi Strauss & Co. From 1999 to 2005, Mr. Prime served as an analyst in merger arbitrage, special situations and credit at Farallon Capital Management, L.L.C. Mr. Prime was selected to replace Mr. Haas Jr. on the Board due to his broad professional experience, including with our company, and his additional insight arising from his familial connection to our founder.
Patricia Salas Pineda, a director since 1991, retired in October 2016 as Group Vice President of Hispanic Business Strategy for Toyota Motor North America, Inc., an affiliate of one of the world's largest automotive firms, a position she held since May 2013. Previously, Ms. Pineda served Toyota Motor North America as Group Vice President of National Philanthropy and the Toyota USA Foundation from 2004 to 2013. During this period, Ms. Pineda also served as General Counsel and Group Vice President of Administration from 2006 to 2008 and as Group Vice President of Corporate Communications and General Counsel from 2004 to 2006. Prior to that, Ms. Pineda was Vice President of Legal, Human Resources and Government Relations, and Corporate Secretary of New United Motor Manufacturing, Inc. with which she had been associated since 1984. Ms. Pineda was selected as a member of the Board to bring her expertise in government relations and regulatory oversight, corporate governance and human resources matters. She is currently a Chairwoman and member of the Latino Corporate Directors Association, a director of Frontier Airlines, and a member of the board of trustees of Earthjustice. Ms. Pineda also served as a member of the advisory board of the Latinos and Society Program at The Aspen Institute from September 2017 to October 2018. Her long tenure on the Board also provides valuable historical perspective.
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
David Love is currently serving as our Executive Vice President and President of our Asia, Middle East and Africa region, a position he has held since September 2016. Mr. Love assumed his current role after having served as Executive Vice President and Chief Supply Chain Officer since 2004. In 2015, Mr. Love also served as Chief Transformation Officer, leading the Company’s centrally-led cost-savings and global productivity initiative. Previously, Mr. Love was Vice President of our U.S. Supply Chain organization from 2001 to 2004 and Senior Director of Product Services for the U.S. Levi's® brand from 1999 to 2001. From 1981, when he joined the Company, to 2001, Mr. Love held various managerial positions.
Elizabeth O’Neill currently serves as our Executive Vice President and President of Product, Innovation and Supply Chain, a position she has held since 2018. Ms. O’Neill joined the Company in September 2013 as Senior Vice President, Product Development & Sourcing, overseeing sourcing strategy and production of over 150 million units annually, produced in 20 countries with over 150 suppliers and vendors worldwide. Prior to joining the Company, Ms. O’Neill was at Gap, Inc., in leadership roles in both Gap Brand and Old Navy, overseeing sourcing and production management for Gap’s global brands, from 2001 to 2013. Ms. O’Neill previously spent several years at The Disney Store in Los Angeles and Abercrombie and Fitch in Ohio, holding positions in both merchandising and product management. Ms. O’Neill also serves on the board of directors of the Levi Strauss Foundation.
Marc Rosen is currently serving as our Executive Vice President and President of Direct-to-Consumer, a position he has held since September 2018. He is responsible for leading the Company’s global retail stores and e-commerce business to drive new growth, consumer loyalty and sustainable profitability. Prior to this, he served as our Executive Vice President and President of Global eCommerce from May 2014 to August 2018. Mr. Rosen brings more than 20 years of retail and e-commerce leadership to the role, most recently as Senior Vice President of Global eCommerce at Wal-Mart Stores, Inc., a role he held from January 2011 to April 2014. He was responsible for designing, building, operating and expanding Wal-Mart’s e-commerce platforms globally. From January 2006 to December 2010, Mr. Rosen was Senior Vice President of Information Systems, with responsibility for Wal-Mart’s global merchandising, supply chain and store systems. He also held senior leadership positions for Wal-Mart’s international business unit and Ernst & Young LLP. He currently serves on the board of directors of Inspire Brands, Inc. Mr. Rosen also serves on the board of directors of the Levi Strauss Foundation.
Harmit Singh is currently serving as our Executive Vice President and Chief Financial Officer, a position he has held since January 2013. He is responsible for managing the Company’s finance, information technology, strategic sourcing and global business services functions globally. Previously, Mr. Singh was Executive Vice President and Chief Financial Officer of Hyatt Hotels Corporation from August 2008 to December 2012. Prior to that, he spent 14 years at Yum! Brands, Inc. in a variety of global leadership roles including Senior Vice President and Chief Financial Officer of Yum Restaurants International from 2005 to 2008. Before joining Yum!, Mr. Singh worked in various financial capacities for American Express India & Area Countries. Mr. Singh served on the board of directors and was also the Audit Committee Chair of Avendra, LLC through August 2012. Mr. Singh was a member of the board of directors and the audit chair of Buffalo Wild Wings Inc., the owner, operator and franchisor of Buffalo Wild Wings® restaurants, from October 2016 to February 2018 when the company was sold. In September 2018, Mr. Singh joined the board of directors and the audit committee of OpenText Corporation.
Family Relationships
Mr. Friedman, Mr. Haas Jr. and Mr. Prime are each either directly or by marriage, descendants of the family of our founder, Levi Strauss.
Our Board of Directors
The Board currently has eleven members. Our board is divided into three classes with directors elected for overlapping three-year terms. The term for directors in Class I (Ms. Beraud, Mr. Fleischer, Mr. McCormick, and Mr. Neal) will end at our annual stockholders' meeting in 2020. The term for directors in Class II (Mr. Friedman, Mr. P. E. Haas Jr. (the vacancy created by Mr. Haas Jr.’s retirement from the Board, which is expected to occur in September 2019, will be filled by Mr. Prime) and Ms. Ming) will end at our annual stockholders' meeting in 2021. The term for directors in Class III (Mr. Alstead, Mr. Bergh, Mr. Eckert and Ms. Pineda) will end at our annual stockholders' meeting in 2019.

Committees.  The Board has four standing committees.

•
Audit.  Our Audit Committee provides assistance to the Board in its oversight of the integrity of our financial statements, financial reporting processes, internal controls systems and compliance with legal requirements. The committee meets with our management regularly to discuss our critical accounting policies, internal controls and financial reporting process and our financial reports to the public. The committee also meets with our independent registered public accounting firm and with our financial personnel and internal auditors regarding these matters. The committee also examines the independence and performance of our internal auditors and our independent registered public accounting firm. The committee has sole and direct authority to engage, appoint, evaluate and replace our independent auditor. Both our independent registered public accounting firm and our internal auditors regularly meet privately with this committee and have unrestricted access to the committee. The Audit Committee held eight meetings during 2018.

–  Members: Mr. Alstead (Chair), Ms. Beraud, Mr. Fleischer, Mr. McCormick and Ms. Ming.
Mr. Alstead has been determined to be our Audit Committee financial expert as currently defined under SEC rules. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act and SEC rules and regulations.

•
Finance.  Our Finance Committee provides assistance to the Board in its oversight of our financial condition and management, financing strategies and execution and relationships with stockholders, creditors and other members of the financial community. The Finance Committee held five meetings in 2018 and otherwise acted by unanimous written consent.

– Members: Mr. Fleischer (Chair), Ms. Beraud and Mr. McCormick.

•
Human Resources.  Our Human Resources Committee provides assistance to the Board in its oversight of our compensation, benefits and human resources programs and of senior management performance, composition and compensation. The committee reviews our compensation objectives and performance against those objectives, reviews market conditions and practices and our strategy and processes for making compensation decisions and approves (or, in the case of our chief executive officer, recommends to the Board) the annual and long term compensation for our executive officers, including our long term incentive compensation plans. The committee also reviews our succession planning, diversity and benefit plans. The Human Resources Committee held three meetings in 2018.

–  Members: Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr. and Ms. Pineda.

•
Nominating, Governance and Corporate Citizenship.  Our Nominating, Governance and Corporate Citizenship Committee is responsible for identifying qualified candidates for the Board and making recommendations regarding the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance matters, reporting and making recommendations to the board concerning corporate governance matters, reviewing the performance of our chairman and chief executive officer and determining director compensation. The committee also assists the board with oversight and review of corporate citizenship and sustainability matters which may have a significant impact on the Company. The Nominating, Governance and Corporate Citizenship Committee held five meetings in 2018.

– Members: Mr. Neal (Chair), Mr. Eckert, Mr. Friedman, Mr. P.E. Haas Jr. and Ms. Pineda.
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
Board Selection Criteria
According to the Board's written membership policy, the Board seeks directors who are committed to the values of the Company and are, by reason of their character, judgment, knowledge and experience, capable of contributing to the effective governance of the Company. Additionally, the Board is committed to maintaining a diverse and engaged board of directors composed of both stockholders and non-stockholders. Our bylaws provide that all directors are subject to a mandatory retirement age of 72, unless waived by our board of directors in its discretion. Upon any vacancy on the board, it seeks to fill that vacancy with any specific skills, experiences or attributes that will enhance the overall perspective or functioning of the board.
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
COMPENSATION DISCUSSION AND ANALYSIS FOR NAMED EXECUTIVE OFFICERS
The Compensation Discussion and Analysis describes our compensation program, the compensation decisions we made under our program, and the reasoning underlying those decisions. This discussion and analysis focuses on the compensation of our named executive officers, who in fiscal year 2018 were:

•	Charles V. Bergh, President and Chief Executive Officer ("CEO")

•	Harmit Singh, Executive Vice President and Chief Financial Officer ("CFO")

•	Roy Bagattini, Executive Vice President and President, Americas

•	Seth Ellison, Executive Vice President and President, Europe

•	David Love, Executive Vice President and President, Asia, Middle East and Africa

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

◦
Our programs offer compensation incentives that are intended to motivate executives to enhance total stockholder return. These programs align certain elements of compensation with the achievement of corporate growth objectives (including defined financial targets and increases in stockholder value) as well as individual performance.

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
A consistent approach is used across the executive leadership team when establishing each compensation element. However, the HR Committee (and the Board with respect to the CEO) maintains flexibility to exercise its independent judgment in how it applies the standard approach to each executive, taking into account unique considerations existing at an executive's time of hire, promotion or annual performance review, and the current and future estimated value of previously granted long-term incentive awards, both performance and time-vested.
Competitive peer group
In determining the design and the amount of each element of compensation, the HR Committee, with the assistance of its compensation consultant (discussed further at "Role of the Compensation Consultant in compensation decisions"), conducts a thorough annual review of competitive market information. The HR Committee reviews data from major published surveys and proxy information of peer companies in the consumer products, apparel and retail industry segments. The peer group is comprised of companies with median revenue and other industry related characteristics (such as apparel, retail and select consumer products companies with premium branded products) that are comparable to us and that we compete with for executive talent. The peer group used in establishing our executives' 2018 compensation packages is presented below.

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
In addition to the companies noted with an asterisk (*) in the table above, the following companies are part of an expanded peer group for purposes of measuring total stockholder return for the performance-based restricted stock units granted in 2018 that are further described below under "Performance-based Restricted Stock Units". The HR committee determined that these companies are most appropriate for determining relative total stockholder return because they represent an array of competitors with global operations.

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
The CEO conducts an annual performance review of each executive and makes recommendations to the HR Committee about the structure of the executive compensation program and individual arrangements. The HR Committee carefully considers the CEO's recommendations and also consults with its compensation consultant, Exequity, an independent board advisory firm, which informs the HR Committee of market trends and conditions, comments on market data relative to each executive’s current compensation, and provides perspective on other company executive compensation practices.
Establishing the CEO compensation package
Annually, the Board's Nominating, Governance and Corporate Citizenship Committee (the “NG&CC Committee”) assesses the CEO's performance and submits its performance assessment to the HR Committee. The HR Committee then reviews the performance assessment and peer group compensation data. The HR Committee also consults with its compensation consultant, Exequity, which informs the HR Committee of market trends and conditions, comments on market data relative to the CEO's current compensation, and provides perspective on other companies' CEO compensation practices. Based on all of these inputs, the Company's performance, and the guidelines used for setting annual cash, long-term and total compensation for the other executives, the HR Committee prepares a recommendation to the full Board on all aspects of the CEO's compensation. The full Board then considers the HR Committee's recommendation and approves the final compensation package for the CEO.
Role of the Compensation Consultant in compensation decisions
The HR Committee has engaged Exequity to provide the HR Committee with periodic advice on the compensation program structure and individual compensation arrangements for all executives. The consultant was selected by the HR Committee in its sole discretion and does not provide any other services to the Company. The consultant attends meetings of the HR Committee from time to time, presents an annual briefing on general and retail-industry compensation trends and developments, and is available to the HR Committee outside of meetings as necessary. The consultant reports directly to the HR Committee, although the consultant meets with management from time to time to obtain information necessary to advise the HR Committee.
In addition, the HR Committee periodically reviews its relationship with its independent compensation consultant. The HR Committee believes that the consultant is able to provide it with independent advice.
Elements of Compensation
The primary elements of compensation for our executives including our named executive officers are:

•	Base Salary;

•	Awards under our Annual Incentive Plan ("AIP"); and

•	Long-Term Incentive Awards.
Base Salary
In its review of the base salary for each executive, the HR Committee primarily focuses on market data for individuals in similar roles with comparable experience to ensure that the fixed component of compensation is competitive in the marketplace, but the committee does not benchmark to a specific percentile within that data. The HR Committee also takes into account the relative compensation within the executive group when setting base salaries. For fiscal year 2018, the HR Committee approved for the executive team an increase of approximately the average percentage salary increase budgeted for all U.S. employees. In addition, Mr. Ellison received an additional base salary adjustment to recognize continued strong financial performance for the Europe region and to position him appropriately relative to other region executives of the Company.

The table below summarizes base salaries during fiscal years 2018 and 2017 and changes that occurred during the year for our named executive officers.

Name	Base Salary as of November 25, 2018(1)	Base Salary as of November 26, 2017
Charles V. Bergh	$1,435,000	$1,390,000
Harmit Singh	800,000	773,000
Roy Bagattini	800,000	773,000
Seth Ellison	768,000	686,000
David Love	720,000	700,000
______________

(1)
The base salary for each of Messrs. Bergh, Singh, Bagattini, and Love were increased in February 2018 as part of the annual performance review by approximately the percentage increase generally applicable for all U.S. employees. The base salary increase for Mr. Ellison was to recognize continued strong financial performance and to position him appropriately relative to the other executives of the Company.

Annual Incentive Plan
Our AIP provides our executives and other eligible employees an opportunity to share in any success that they help create by aligning annual incentive compensation with annual performance. The AIP encourages the achievement of our internal annual business goals and rewards attainment of those goals based on Company, operating segment and individual performance as measured against those annual objectives. The alignment of the AIP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives. Actual AIP bonus payments were based on the following two components:
Financial performance

•
In the case of Messrs. Bergh and Singh, 75% of their total AIP opportunity was based on the financial performance of the Company as a whole. For Messrs. Bagattini, Ellison and Love, a combination of Company (weighted 25%) and their respective operating segment performance (weighted 50%) was used to calculate their actual financial performance achievement. Company performance is based 50% on total company earnings before interest and taxes, or Adjusted EBIT (as defined below), excluding charitable contribution expense, 15% on inventory turns and 35% on net revenues. Operating segment financial performance is based 50% on segment operating income, as determined under U.S. GAAP, 15% on inventory turns and 35% on net revenues. Performance measures are described in more detail below under "Elements of Compensation - Annual Incentive Plan - Performance measures."

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

Name	2018 Target AIP Participation Rate as a Percentage of Base Salary	Potential AIP Payout Range as a Percentage of Base Salary
Charles V. Bergh	160%	0 – 320%
Harmit Singh	100%	0 – 200%
Roy Bagattini	80%	0 – 160%
Seth Ellison	80%	0 – 160%
David Love	80%	0 – 160%

Financial performance measures
Our priorities for 2018 were to drive business growth and create stockholder value. Our 2018 AIP funding goals were aligned with these key priorities through the use of three performance measures:

•
Adjusted EBIT, excluding charitable contribution expense. For purposes of our performance measures, Adjusted EBIT, a non-U.S. GAAP financial measure, is determined by excluding from operating income, as determined under U.S. GAAP, the following: restructuring expense, net curtailment gains and losses from our postretirement medical plan in the United States and pension plans worldwide, and certain management-defined unusual or non-recurring items;

•	Net Revenues, a U.S. GAAP financial measure defined as gross product sales minus returns, discounts and allowances, plus licensing revenue;

•	Inventory Turns, a non-U.S. GAAP measure defined as the average inventory balance for the year divided by the average cost of goods sold per day.
We used these measures because we believe they are key drivers in increasing stockholder value and because every AIP participant can impact them in some way. Adjusted EBIT, is used as an indicator of our earnings performance, Net Revenues are used as an indicator of our growth and Inventory Turns, which replaced Day Sales in Inventory for fiscal 2018, measures how quickly we can convert inventory to sales on a timely basis. These measures may change from time to time based on business priorities. Inventory Turns, a more commonly used inventory metric among our peer companies, was introduced in 2018 to continue the focus of program participants on inventory management. The HR Committee approves the minimum, target and maximum goals for each measure each year. The reward for meeting the AIP goals is set by the HR Committee. If target goal levels are not met but financial performance reaches minimum thresholds, participants may receive partial payouts to recognize their efforts that contributed to Company and/or business unit performance.
The table below shows the 2018 total Company performance goals at target for each of our three performance measures and the actual 2018 payout percentage. Adjusted EBIT, excluding charitable contribution expense, Net Revenues and Inventory Turns goals for each operating segment were set using the same methodology as the Company goals.

	Adjusted EBIT Goal	Inventory Turns	Net Revenues Goal	Actual Percentage Achieved After Adjustments*
	(Dollars in millions)
Total Company	$539.0	2.97	$5,270.0	154%
_____________
* The actual percentage achieved results are weighted 50% for Adjusted EBIT, excluding charitable contribution expense, 15% for Inventory Turns and 35% for Net Revenues, respectively. Actual results also exclude the impact of foreign currency exchange rate fluctuations on our business results. See “Actual AIP awards” below for details of the calculation.
At the close of the fiscal year, the HR Committee reviews and approves the final AIP payout results based on the level of attainment of the designated financial measures at the business unit and total Company levels. The HR Committee's review includes an analysis of the fundamentals of the underlying business performance and adjustments for items that are not indicative of ongoing results. Such adjustments may include external factors or internal business decisions that may have impacted financial results during the year. For example, Adjusted EBIT, excluding charitable contribution expense, operating segment operating income and Net Revenues are expressed in constant currencies (i.e., excluding the effects of foreign currency), since we believe that period-to-period changes in foreign exchange rates can cause our reported results to appear more or less favorable than business fundamentals indicate.

Individual performance measures
Executives were eligible to receive bonuses based on individual performance. For executives other than the CEO, individual performance and resulting individual performance payout percentage are based on the CEO's assessment of the executive's performance against his or her annual objectives and performance relative to his or her internal peers. The CEO's individual performance is based on the HR Committee’s assessment of Mr. Bergh's performance against his annual objectives, including the NG&CC Committee's assessment of the CEO's performance against annual objectives, and the HR Committee's assessment of his leadership in 2018. Based on all of these inputs, the HR Committee prepares a recommendation to the full Board on the CEO's individual performance. The full Board then considers the HR Committee's recommendation and approves the final individual performance payout percentage for the CEO. Individual annual objectives centered around key strategies identified for 2018. These objectives are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The objectives are not established in terms of how difficult or easy they are to attain; rather, they are used in assessing the overall quality of the individual's achievement of each objective. For fiscal 2018, these objectives focused on four key strategies: (1) drive the profitable core, (2) expand for more, (3) strengthen position as a leading omni-channel retailer and (4) enhance operational excellence. For more information on these strategies, see "Item 1 - Business - Overview - Our Business Strategies."
Actual AIP awards
For fiscal 2018, financial performance applicable to each named executive officer's AIP payouts exceeded expectations, and AIP payouts reflect the assessment of individual performance outcomes. The individual performance percentage assigned to each named executive officer below represents the assessment of the CEO, except for Mr. Bergh who is assessed by the HR Committee, of performance against the objectives described above under "Individual performance measures." The table below shows the inputs used for the calculation of the actual bonus for fiscal 2018 for each eligible named executive officer.

Name	Base Salary	AIP Target	Actual Percentage Achieved: Total Company	Actual Percentage Achieved: Business Unit	Actual Percentage Achieved: Individual Performance	Actual Bonus(1)
Charles V. Bergh	$1,435,000	160%	154%	N/A	175%	$3,656,380
Harmit Singh	800,000	100%	154%	N/A	175%	1,274,000
Roy Bagattini	800,000	80%	154%	145%	150%	950,400
Seth Ellison	768,000	80%	154%	185%	200%	1,112,064
David Love	720,000	80%	154%	129%	110%	751,680
______________

(1)
Except for Messrs. Bergh and Singh for whom Total Company performance is weighted 75%, Total Company performance is weighted 25% and Business Unit performance is weighted 50%. For all executives, Individual Performance is weighted 25%.

Long-Term Incentives ("LTI")
The HR Committee believes a large part of an executive's compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentive awards for our executives are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the peer group for similar jobs. Consistent with the other elements of compensation, the HR Committee does not target specific benchmark percentiles for long-term incentive awards for our executives and uses a number of factors in establishing the long-term incentive award levels for each individual, including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, stockholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2018 long-term equity grants, see the 2018 Grants of Plan-Based Awards table. Stock-based awards are granted under our 2016 Equity Incentive Plan ("EIP"), as amended to date, which enables the HR Committee to select from a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), and stock appreciation rights ("SARs").
The LTI mix for executives in 2018 was 25% SARs, 25% RSUs, and 50% performance-based RSUs ("PRSUs"). The HR Committee chose this mix of equity-based awards to align the interests of executives to our stockholders . The terms of the grants made to our executives to date provide for stock settlement only. When awards are settled in stock, the shares issued are subject to the terms of the Company's Stockholders' Agreement, including restrictions on transfer. After the participant has held shares issued under the EIP for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, such shares of common stock. The value of shares repurchased or sold back to the Company will be established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm. The

Company's obligations to repurchase shares under the EIP are subject to certain restrictive covenants in our various debt agreements (see Note 6 to our audited consolidated financial statements included in this report for more details).
Stock Appreciation Rights
SARs are typically granted annually (or, in the case of new executives, at the HR Committee meeting generally held in February or July following the date they join the Company or first become an executive) with a four-year vesting period and a seven year term. (See the table entitled "Outstanding Equity Awards at 2018 Fiscal Year-End" for details concerning the Service SARs vesting schedule, including any individual variations from the typical four-year vesting period). SARs provide value to the executive only if the price of our stock increases. During fiscal 2018, SARs accounted for 25% of each executive’s total 2018 annual LTI grant value.
Restricted Stock Units
RSUs are typically granted annually (or, in the case of new executives, at the HR Committee meeting generally held in February or July following the date they join the Company or first become an executive) with a four-year vesting period. (See the table entitled "Outstanding Equity Awards at 2018 Fiscal Year-End" for details concerning the RSUs' vesting schedule). During fiscal 2018, RSUs accounted for 25% of each executive's total 2018 annual LTI grant value.
Performance-based RSUs
PRSUs are typically granted annually (or, in the cash of new executives, at the HR Committee meeting generally held in February or July following the date they join the Company or first become an executive) with a three-year vesting period. (See the table entitled "Outstanding Equity Awards at 2018 Fiscal Year-End" for details concerning the PRSUs' vesting schedule). PRSUs continue to drive greater accountability for the achievement of the strategic plan of the Company and create long-term value for stockholders. During fiscal 2018, performance-based RSUs accounted for 50% of each executive’s total 2018 annual grant value. The key features of the 2018 performance-based RSUs are described below:

•
PRSUs give the executive the right (subject to HR Committee discretion to reduce but not increase awards beyond the maximum opportunity) to vest in a number of RSUs based on achievement against performance goals over a three-year performance period. Actual shares that will vest, if any, will vary based on achievement of the performance goals at the end of the three years. The three-year performance period was designed to discourage short-term risk taking and reinforce the link between the interests of our stockholders and our executives over the long-term.

•
50% of the number of actual PRSUs that vest at the end of three years is based on the following two internal performance metrics over the three-year performance period covering fiscal 2018 through fiscal 2020: 1) the Company's average margin of net earnings (adjusted for certain items such as interest and taxes), and 2) the target compound annual growth rate ("CAGR") in the Company's net revenues. The potential payout range as a percentage of this portion of the target award is 0% to 200%.

•
The remaining 50% of the number of actual PRSUs that vest is based on the Company’s total shareholder return (“TSR”) over the three-year performance period covering fiscal 2018 through fiscal 2020 relative to the expanded peer group approved by the HR Committee in January 2018 as listed above under "Competitive peer group". Using interpolation, TSR performance in the top, middle and bottom third of the peer group yields a payout of 125% to 200%, 50% to 125%, and 0%, respectively.

•	If earned at target, 100% of the PRSUs vest at the end of the three-year performance period.
The Board has the discretion under the EIP to make adjustments in the method of calculating the attainment of performance goals for a performance period.
2016 Performance-based SARs - Achievement of Performance Objectives
As described in our Annual Report on Form 10-K for fiscal 2016, we granted performance-based SARs during fiscal 2016 which were based on the same performance metrics described above for the 2018 PRSUs except that the performance period covered fiscal 2016 through fiscal 2018: 1) 50% of the SARs vest based on the Company's average margin of net earnings (adjusted for certain items such as interest and taxes), and the target CAGR in the Company's net revenues weighted equally, and 2) 50% based on the Company's TSR. The potential vesting range as a percentage of the target award was 0% to 150%.

The table below summarizes the goals at target for each of the two performance measures and our actual adjusted achievement. The actual percentage achieved was 100.7% for the 50% based on the internal performance metrics and 162.5% for the 50% based on relative TSR, for a weighted attainment of 131.6%.

	Average Margin of Net Earnings Goal	CAGR of Net Revenues Goal	Actual Percentage Achieved After Adjustment
Total Company	11.0%	2.9%	131.6%
Based on the 131.6% achievement level as set forth in the table above, the fiscal 2016 performance-based SARs (for which the three year performance cycle has been completed) vested as follows:

Name	Target Performance-based SARs	Actual Percentage Achieved After Adjustment	Vested Performance-based SARs
Charles V. Bergh	164,595	131.6%	216,607
Harmit Singh	35,505	131.6%	46,724
Roy Bagattini	61,973	131.6%	81,556
Seth Ellison	18,387	131.6%	24,197
David Love	16,484	131.6%	21,692
Long-term incentive grant practices
The Company does not have any program, plan, or practice to time equity grants to take advantage of the release of material, non-public information. The Company's common stock is not listed on any stock exchange. Accordingly, the price of a share of our common stock for all purposes, including setting the exercise price of SARs, is established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm. The valuation process is typically conducted three times a year, with interim valuations occurring from time to time based on stockholder and Company needs. Please see "Stock-Based Compensation" under Note 1 to our audited consolidated financial statements included in this report for more information about the valuation process.
Benefits and Perquisites
Executives generally are eligible for the same health and welfare insurance plans offered to all employees such as medical, dental, supplemental life, long-term disability and business travel insurance. In addition, although not a significant part of total compensation, the Company provides limited perquisites to executives. The primary perquisite provided to the executives is a flexible allowance to cover expenses such as auto-related expenses, financial and tax planning, legal assistance and excess medical costs. The Company also pays for an annual medical exam for its executives and other members of its executive leadership team. Like many of the companies in the peer group, the Company also offers a non-qualified supplement to the 401(k) plan, which is not subject to the Internal Revenue Service limitations, through a Deferred Compensation Plan for Executives and Outside Directors (the "Deferred Compensation Plan"). The Deferred Compensation Plan is a U.S. non-qualified, unfunded tax deferred savings plan provided to senior level executives, including our named executive officers, and the outside directors.
Mr. Ellison, who is based in Belgium, and Mr. Love, who is based in Singapore, in connection with their roles as Executive Vice President & President of our Europe region and Executive Vice President & President of our Asia, Middle East and Africa region, respectively, are provided certain benefits under our global assignment program, including a housing allowance to cover the cost of rent and utilities.
The benefits and perquisites received by our named executive officers and their value are described in more detail in the footnotes to the Summary Compensation Table.
Tax and Accounting Considerations
We have structured our compensation program in a manner intended to comply with Section 409A of the Internal Revenue Code. Because our common stock is not registered on any exchange, we were not subject to Section 162(m) of the Internal Revenue Code in fiscal 2018.

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
In the event of a Corporate Transaction, as defined in the EIP, in which the surviving corporation assumes or continues the outstanding long-term incentive program or substitutes similar awards for outstanding awards, such awards will continue to vest in accordance with their terms and any applicable employment agreement or severance plan. In the event of Corporate Transaction in which the surviving corporation does not assume or continue the outstanding long-term incentive program or substitute similar awards for such outstanding awards, the vesting schedule of all awards held by executives that are still employed upon the Corporate Transaction will be accelerated in full as of a date prior to the effective date of the transaction as determined by the Board. This accelerated vesting structure in the event awards are not assumed or substituted by the surviving company is designed to encourage the executives to remain employed with the Company through the date of the Corporate Transaction and to ensure that the equity incentives awarded to the executives are not eliminated by the surviving company.
Compensation Committee Report
The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K for the fiscal year ended November 25, 2018.
The Human Resources Committee
Robert Eckert (Chair)
Troy Alstead
Peter E. Haas Jr.
Patricia Salas Pineda

SUMMARY COMPENSATION DATA
The following table provides compensation information for (i) our chief executive officer, (ii) our chief financial officer, and (iii) three other executive officers who were our most highly compensated executive officers and who were serving as executive officers as of the last day of the fiscal year ended November 25, 2018. The table also shows compensation information for fiscal year 2017 and fiscal year 2016, which ended November 26, 2017 and November 27, 2016, respectively, for those current named executive officers who also were named executive officers during either of those years.

Name and Principal Position(1)	Year	Salary	Bonus(2)	Option Awards(3)	Stock Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6)	All Other Compensation(7)	Total
Charles V. Bergh
President and Chief Executive Officer	2018	$1,426,346	$—	$1,681,246	$5,040,066	$3,656,380	$—	$391,045	$12,195,083
	2017	1,382,769	—	1,624,985	4,993,851	2,741,080	—	340,653	11,083,338
	2016	1,343,077	—	6,872,672	—	2,400,000	—	341,996	10,957,745
Harmit Singh
Executive Vice President and Chief Financial Officer	2018	$794,808	$—	$362,483	$1,086,695	$1,274,000	$—	$157,905	$3,675,891
	2017	768,842	—	349,989	1,075,518	933,398	—	146,403	3,274,150
	2016	746,538	—	1,482,519	—	832,500	—	152,649	3,214,206
Roy Bagattini
Executive Vice President and President, Americas	2018	$794,808	$—	$274,993	$824,329	$950,400	$—	$1,128,027	$3,972,557
	2017	768,842	—	237,498	729,876	684,878	—	1,269,116	3,690,210
	2016	690,433	1,000,000	2,615,134	—	504,000	—	1,451,783	6,261,350
Seth Ellison
Executive Vice President and President, Europe	2018	$752,231	$—	$299,983	$899,344	$1,112,064	$—	$908,794	$3,972,416
	2017	673,166	—	237,498	729,876	978,236	—	381,742	3,000,518
	2016	609,808	—	767,741	—	792,120	—	472,432	2,642,101
David Love
Executive Vice President and President, Asia Pacific	2018	$716,154	$—	$249,977	$749,405	$751,680	$—	$571,286	$3,038,502
	2017	$700,289	$—	237,498	729,876	$589,400	$—	$515,393	$2,772,456
______________

(1)
Prior to June 1, 2016, Mr. Bagattini was paid in Singapore Dollars. For presentation purposes of his compensation for 2016, the average exchange rates of the last month of fiscal year 2016 was used to convert Mr. Bagattini's compensation paid in Singapore Dollars into U.S. Dollars.

(2)	Mr. Bagattini received a one-time relocation bonus of $1,000,000 in June 2016.

(3)
The amounts in this column reflect the aggregate grant date fair value for awards of SARs, including prior awards of performance-based SARs, granted to the recipient under the EIP, computed in accordance with Accounting Standards Codification 718 issued by the Financial Accounting Standards Board ("FASB ASC 718"). These amounts reflect the grant date fair value, and do not represent the actual value that may be realized by the executives. For a description of the assumptions used to determine the compensation cost of our awards, see Note 1 and Note 11 to our audited consolidated financial statements included in this report.

(4)
The amounts in this column reflect the aggregate grant date fair value for RSU and PRSU awards. For 2018 and 2017, this column also includes the grant date fair value of the target number of PRSUs that may be earned for the three-year performance period beginning with fiscal 2017. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values for PRSUs granted in fiscal 2018 would be $5,040,066 for Mr. Bergh, $1,086,695 for Mr. Singh, $824,329 for Mr. Bagattini, $899,344 for Mr. Ellison and $749,405 for Mr. Love. For a description of the assumptions used to determine the compensation cost of our awards, see Note 1 and Note 11 of our audited consolidated financial statements included in this report.

(5)	The amounts in this column reflect the non-equity amounts earned by the executives under the AIP.

(6)
No above-market or preferential interest rate options are available under our deferred compensation programs. See the Non-Qualified Deferred Compensation table for additional information on deferred compensation earnings.

(7)	The amounts shown in the All Other Compensation column for fiscal 2018 are detailed in the table below:

Name	Executive Perquisites (a)	Relocation (b)	401(k) Plan Match (c)	Deferred Compensation Match (d)	Tax Payments (e)	Charitable Match (f)	Total
Charles V. Bergh	$50,960	$—	$20,417	$297,140	$2,528	$20,000	$391,045
Harmit Singh	21,670	—	20,417	114,199	1,619	—	157,905
Roy Bagattini	19,898	—	19,821	91,155	997,153	—	1,128,027
Seth Ellison	15,000	123,265	18,875	115,910	635,744	—	908,794
David Love	80,433	307,549	20,417	80,694	81,293	900	571,286
See "Compensation Discussion and Analysis for Named Executive Officers" for more details on the items in the table above.

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
For Mr. Love, this amount reflects an allowance intended to cover legal, financial and/or other incidental business related expenses, parking, a car allowance of $60,000.

(b)	For Mr. Ellison and Mr. Love, these amounts reflect payments in connection with their international assignment.

(c)	These amounts reflect Company matching contributions under the Company’s 401(k) Plan.

(d)	These amounts reflect Company matching contributions under the Company’s Deferred Compensation Plan.

(e)	For Mr. Bergh and Mr. Singh, these amounts reflect tax reimbursements in connection with annual physicals under our Executive Medical Exam benefit.
For Mr. Bagattini, this amount reflects tax reimbursements to equalize his income to the same tax levels had he remained in Singapore.
For Mr. Ellison and Mr. Love, these amounts reflect tax reimbursements for the tax liability of allowances and benefits they received in connection with their international assignments.

(f)	These amounts reflect Company matching under the Company’s Matching Gift Program, available to all employees.
Other Matters
Employment Contracts
Mr. Bergh.  We have an employment agreement with Mr. Bergh effective September 1, 2011. The agreement initially provided for an annual base salary of $1,200,000 and an AIP target participation rate of 135%, which have since been adjusted, and may be further adjusted, pursuant to annual review. For 2018, his base salary and target participation rate under the AIP were $1,435,000 and 160% of base salary, respectively.
Mr. Bergh also participates in our EIP. This element of Mr. Bergh’s compensation for 2018 is reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
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
Mr. Bergh's employment is at-will and may be terminated by the Company or by him at any time. Mr. Bergh does not receive any separate compensation for his services as a member of the Board.
Other named executive officers. For our named executive officers other than the CEO, we have employment arrangements that provide for annual base salary and participation in our AIP, which are subject to annual review and adjustment, and participation in our EIP. These elements of compensation for 2018 are reflected and discussed in "Compensation Discussion and Analysis for Named Executive Officers."
Executives also received standard healthcare, life insurance and long-term savings program benefits, as well as benefits under our various executive perquisite programs.
Employment of executives is at-will and may be terminated by the Company or the executive at any time.

2018 Grants of Plan-Based Awards
The following table provides information on all plan-based awards granted to each of our named executive officers during fiscal year 2018. The equity-based awards identified below are also reported in the Outstanding Equity Awards at Fiscal Year-End table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards(5) ($)	Grant Date Fair Value of Stock and Option Award (6) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles V. Bergh	N/A		$2,296,000	$4,592,000
	1/30/2018				—	35,026	70,052				$3,435,350
	1/30/2018								64,317	$96.00	1,681,246
	1/30/2018							17,513			1,604,716
Harmit Singh	N/A		800,000	1,600,000
	1/30/2018				—	7,552	15,104				740,700
	1/30/2018								13,867	96.00	362,483
	1/30/2018							3,776			345,995
Roy Bagattini	N/A		640,000	1,280,000
	1/30/2018				—	5,729	11,458				561,900
	1/30/2018								10,520	96.00	274,993
	1/30/2018							2,864			262,429
Seth Ellison	N/A		614,400	1,228,800
	1/30/2018				—	6,250	12,500				613,000
	1/30/2018								11,476	96.00	299,983
	1/30/2018							3,125			286,344
David Love	N/A		576,000	1,152,000
	1/30/2018				—	5,208	10,416				510,801
	1/30/2018								9,563	96.00	249,977
	1/30/2018							2,604			238,604
______________

(1)
The amounts shown in these columns reflect the estimated potential payment levels for the fiscal 2018 performance period under the AIP, further described under "Compensation Discussion and Analysis for Named Executive Officers." The potential payouts were performance-based and, therefore, were completely at risk. The potential target and maximum payment amounts assume achievement of 100% and 200%, respectively, of the individual objectives of the AIP. Each executive received a bonus under the AIP, which is reported in the Summary Compensation Table under the column entitled "Non-Equity Incentive Plan Compensation."

(2)
For each executive, the amounts shown in these columns reflect, in shares, the target and maximum amounts for PRSUs subject to a three-year performance period beginning in fiscal 2018 that is further described under "Compensation Discussion and Analysis for Named Executive Officers." The potential awards are performance-based and, therefore, completely at risk.

(3)
Reflects service-based RSUs granted in 2018 under the EIP. Please see footnotes in the table entitled "Outstanding Equity Awards at 2018 Fiscal Year-End" for details concerning the RSUs' vesting schedule.

(4)
Reflects service-based SARs granted in 2018 under the EIP. Please see footnotes in the table entitled "Outstanding Equity Awards at 2018 Fiscal Year-End" for details concerning the RSUs' vesting schedule.

(5)
The exercise price is based on the fair market value of the Company's common stock as of the grant date established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm.

(6)
The value of a RSU, PRSU or SAR award is based on the fair value as of the grant date of such award determined in accordance with FASB ASC 718. Please refer to Note 1 and Note 11 to our audited consolidated financial statements included in this report for the relevant assumptions used to determine the valuation of our awards. The grant date fair value of the Equity Incentive Plan Awards is based on the fair market value of the Company's common stock as of the grant date established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm less future expected dividends during the vesting period, multiplied by the target number of shares that may be earned.

Outstanding Equity Awards at 2018 Fiscal Year-End
The following table shows all outstanding equity awards held by each of our named executive officers as of November 25, 2018. The vesting schedule for each grant is shown following this table.

	SAR Awards
Name	Number of Securities Underlying Unexercised SARs Exercisable	Number of Securities Underlying Unexercised SARs Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned SARs(2)		SAR Exercise Price(3)	SAR Expiration Date
Charles V. Bergh	143,939	—		—		$37.75	2/5/2020
	287,878	—		—		37.75	2/5/2020
	96,577	—		—		64.50	2/5/2021
	193,154	—		—		64.50	2/5/2021
	139,622	—		—		74.25	2/4/2022
	176,886	11,793	(a)	—		74.25	2/4/2022
	—	—		164,595	(a)	61.00	2/9/2023
	169,738	77,155	(b)	—		61.00	2/9/2023
	25,186	75,557	(d)	—		69.00	2/1/2024
	—	64,317	(e)	—		96.00	1/30/2025
Harmit Singh	24,621	—		—		37.75	2/5/2020
	22,027	—		—		64.50	2/5/2021
	44,052	—		—		64.50	2/5/2021
	33,702	—		—		74.25	2/4/2022
	42,696	2,847	(a)	—		74.25	2/4/2022
	—	—		35,505	(a)	61.00	2/9/2023
	36,614	16,644	(b)	—		61.00	2/9/2023
	5,425	16,273	(d)	—		69.00	2/1/2024
	—	13,867	(e)	—		96.00	1/30/2025
Roy Bagattini	948	1,424	(a)	—		74.25	2/4/2022
	—	—		18,387	(a)	61.00	2/9/2023
	1,149	8,619	(b)	—		61.00	2/9/2023
	—	—		43,586	(a)	68.50	7/13/2023
	2,724	27,242	(c)	—		68.50	7/13/2023
	—	11,043	(d)	—		69.00	2/1/2024
	—	10,520	(e)	—		96.00	1/30/2025
Seth Ellison	1,897	1,424	(a)	—		74.25	2/4/2022
	—	—		18,387	(a)	61.00	2/9/2023
	2,299	8,619	(b)	—		61.00	2/9/2023
	—	11,043	(d)	—		69.00	2/1/2024
	—	11,476	(e)	—		96.00	1/30/2025
David Love	15,783	—		—		37.75	2/5/2020
	31,565	—		—		37.75	2/5/2020
	9,319	—		—		64.50	2/5/2021
	18,637	—		—		64.50	2/5/2021
	13,842	—		—		74.25	2/4/2022
	17,535	1,170	(a)	—		74.25	2/4/2022
	—	—		16,484	(a)	61.00	2/9/2023
	16,999	7,728	(b)	—		61.00	2/9/2023
	3,681	11,043	(d)	—		69.00	2/1/2024
	—	9,563	(e)	—		96.00	1/30/2025
______________

(1)
The following sets forth the vesting schedule for unvested outstanding SAR awards and generally depends upon continued employment through the applicable vesting date. Other circumstances under which such awards will vest are described in the section entitled "Potential Payments Upon Termination, Change In Control or Corporate Transaction.":

(a)	SARs vested 25% on February 4, 2016 and then monthly over the remaining 36 months.

(b)	SARs vested 25% on February 9, 2017 and then monthly over the remaining 36 months.

(c)	SARs vested 25% on July 13, 2017 and then monthly over the remaining 36 months.

(d)	SARs vested 25% on February 1, 2018 and then annually over the remaining three years.

(e)	SARs vested 25% on January 30, 2019 and then annually over the remaining three years.

(2)
Unless otherwise indicated below, represents the target number of SARs that may be earned under the performance-based SAR award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of a three-year performance period.

(a)	Represents actual number of SARs that will vest following certification of performance results in the first quarter of fiscal 2019.

(3)
The SAR exercise prices reflect the fair market value of the Company's common stock as of the grant date as established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm.

		Stock Awards
Name	Year	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)(4)
Charles V. Bergh	2018	17,513	(a)	$2,556,898
	2017	23,550	(b)	3,438,300
	2018				35,026	(a)	$5,113,796
	2017				47,101	(b)	6,876,746
Harmit Singh	2018	3,776	(a)	551,296
	2017	5,072	(b)	740,512
	2018				7,552	(a)	1,102,592
	2017				10,144	(b)	1,481,024
Roy Bagattini	2018	2,864	(a)	418,144
	2017	3,442	(b)	502,532
	2018				5,729	(a)	836,434
	2017				6,884	(b)	1,005,064
Seth Ellison	2018	3,125	(a)	456,250
	2017	3,442	(b)	502,532
	2018				6,250	(a)	912,500
	2017				6,884	(b)	1,005,064
David Love	2018	2,604	(a)	380,184
	2017	3,442	(b)	502,532
	2018				5,208	(a)	760,368
	2017				6,884	(b)	1,005,064
______________

(1)
RSUs vest ratably over a four-year period. The vesting schedule for unvested outstanding stock awards generally depends upon continued employment through the applicable vesting date. Other circumstances under which such awards will vest are described in the section entitled "Potential Payments Upon Termination, Change In Control or Corporate Transaction."

(a) 2018 grant RSUs vested 25% on January 30, 2019 and then annually over the remaining three years.
(b) 2017 grant RSUs cliff vesting on February 1, 2020.

(2)
Represents the number of stock awards multiplied by $146.00, the fair market value of the Company's common stock as of November 30, 2018 as established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm.

(3)
Represents the target number of shares that may be earned under the performance-based RSU award program (see "Compensation Discussion and Analysis for Named Executive Officers" for more details) that vest at the end of a three-year performance period, subject to certification of performance results in the first quarter of fiscal 2020.

(a) 2018 grant performance-based RSUs cliff vesting on January 30, 2021.
(b) 2017 grant performance-based RSUs cliff vesting on February 1, 2020.

(4)
Represents the number of stock awards multiplied by $146.00, the fair market value of the Company's common stock as of November 30, 2018 as established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm.

SAR Exercises
The following table shows all SARs exercised and the value realized upon exercise by each of our named executive officers for the year ended November 25, 2018, based on the difference between the share price of our common stock and the SAR exercise price on the date of exercise.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Charles V. Bergh	311,860	$29,938,688
Harmit Singh	—	—
Roy Bagattini	17,769	1,843,402
Seth Ellison	46,311	5,476,642
David Love	19,450	2,300,029
Executive Retirement Plans
Non-Qualified Deferred Compensation
The Deferred Compensation Plan is a U.S. non-qualified, unfunded deferred tax effective savings plan provided to the named executive officers, among other executives and the directors, as part of competitive compensation.
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
The table below provides information on the non-qualified deferred compensation activity for each of our named executive officers for the year ended November 25, 2018.

	Year Ended November 25, 2018
Name	Executive Contributions in last fiscal year(1)	Company Contributions in last fiscal year(2)	Aggregate Earnings/(Losses) in last fiscal year(3)	Aggregate Withdrawals / Distributions	Aggregate Balance at November 25, 2018(4) (5)
Charles V. Bergh	$237,712	$297,140	$23,463	$—	$3,629,738
Harmit Singh	91,359	114,199	(20,945)	—	815,081
Roy Bagattini	96,637	91,155	(4,351)	—	345,413
Seth Ellison	171,936	115,910	13,155	—	1,201,285
David Love	643,655	80,694	(94,301)	—	3,285,973
______________

(1)	The executive contribution amounts were included in fiscal 2018 compensation in the "Salary" and "Non-Equity Incentive Plan Compensation" columns of the Summary Compensation Table, as applicable.

(2)	Amounts reflect the deferred compensation plan match contributions made by the Company and are reflected in the Summary Compensation Table under All Other Compensation.

(3)	None of the earnings/interest in this column are included in the Summary Compensation Table because they were not preferential or above market.

(4)
The following amounts were previously reported as compensation to the named executive officers in the Summary Compensation Table for fiscal years prior to fiscal 2018: $2,391,563 for Mr. Bergh, $538,978 for Mr. Singh, $550,260 for Mr. Bagattini, $510,075 for Mr. Ellison, and $1,197,037 for Mr. Love.

(5)
The Company's contribution on behalf of Mr. Bagattini to the international supplemental retirement savings plan for mobile employees, ceased in 2016 with the Company's contributions having been disclosed in the Summary Compensation Table under All Other Compensation in the relevant periods. The amount represented is the remaining active U.S. based plan.

Pay Ratio of CEO to Median Employee
The annual total compensation of Charles V. Bergh, our President and CEO, was $12,195,083 in fiscal year 2018, as reflected in the Summary Compensation Table. Based on reasonable estimates, the median annual total compensation of all employees of the Company and its consolidated subsidiaries, excluding our President and CEO, was $13,919 for fiscal year 2018. Accordingly, for fiscal year 2018, the ratio of the annual total compensation of our President and CEO to the median of the annual total compensation of all of our and our consolidated subsidiaries' other employees was 876 to 1. Our median employee was a Retail Sales Associate located in a Retail Sales Outlet in the United States, who was part-time in fiscal year 2018.
We identified our median employee based on all taxable wages earned in fiscal year 2018 by each individual who was employed by the Company on August 31, 2018. We also converted all relevant employee compensation, on a country-by-country basis, to U.S. Dollars based on the applicable year-end exchange rate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices, the CEO pay ratio disclosed above may not be comparable to the pay ratio reported by other companies, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratio.
Potential Payments Upon Termination, Change In Control Or Corporate Transaction
Bergh Employment Agreement
On June 9, 2011, the Company and Charles V. Bergh, our President and CEO, executed an employment agreement in connection with Mr. Bergh joining the Company. As of November 25, 2018, the employment agreement provided that Mr. Bergh is eligible to receive certain benefits and payments upon his separation from the Company under certain circumstances pursuant to the terms of the Severance Plan and the EIP; provided however that if Mr. Bergh's employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason upon or within two years following a Change in Control of the Company (each, as defined in his employment agreement), 100% of Mr. Bergh's then unvested equity awards will vest in full, and all vested SARs will remain exercisable for 18 months following the date of his termination but no later than the original term/expiration date of the award.
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
Severance Plan
The Severance Plan provides for (i) 104 weeks of severance pay to Mr. Bergh and 78 weeks of severance pay to each of the other named executive officers based on their then current base salary rates, (ii) a pro-rated bonus, subject to actual financial performance but assuming individual performance at 100% of target, (iii) Company paid premiums under the Company's standard basic life insurance program of $10,000 over the duration of the severance period, up to a maximum of 18 months, and (iv) reasonable outplacement counseling and job search benefits, if the applicable executive's employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason (each, as defined in the Severance Plan, and each a "Qualified Termination"). In addition, with respect to any time-based equity awards that have been held by the executive for more than 12 months such awards will continue to vest as if the executive remained employed for the number of months equal to the executive's severance period (other than with respect to Mr. Bergh's equity awards, which are subject to the terms of his employment agreement). If the executive's employment ceases due to a Qualified Termination within 18 months following a Change in Control (as defined in the Severance Plan), the severance period increases to 156 weeks for Mr. Bergh and 104 weeks for the other named executive officers and any performance-based equity awards shall fully vest and time-based equity awards will fully vest if not assumed (in each case, other than with respect to Mr. Bergh's equity awards, which are subject to the terms of his employment agreement). The Severance Plan also provides that if the executive elects COBRA coverage, for the duration of the executive's severance period, up to a maximum of 18 months, the executive will only be required to pay the same share of the applicable premium for medical coverage that would apply if the executive were participating in the medical plan as an active employee. Additionally, for each executive who is eligible to be covered by the Company's retiree health benefits (if any), the Company will fully pay for retiree medical coverage for the duration of the executive's severance payment period, up to a maximum of 18 months, reduced for any months in which the executive receives subsidized COBRA coverage. Each executive's severance benefits are subject to the execution of a general release of claims agreement and will cease upon rehire by the Company or acceptance of a job with a competitor of the Company.

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
2017 and 2018 Equity Awards
With respect to equity awards granted in fiscal 2017 and 2018, in the event that the executive officer's employment terminates due to Retirement (as defined in the award agreement), any equity awards that have remained outstanding for at least 12 months will continue to vest through the remainder of the vesting period. In addition, in the event that the executive officer dies or his employment terminates due to Disability (as defined in the award agreement), 100% of his outstanding time-based equity awards granted in fiscal 2017 and 2018 will vest in full, and all vested SARs will remain exercisable for 18 months following the date of his termination, but no later than the original term/expiration date of the award.
The information in the tables below reflects the estimated value of the compensation to be paid by us to each of the named executive officers in the event of his termination, Retirement, Change in Control termination, death, Disability or Corporate Transaction. The amounts shown below assume that each named individual was employed and that his termination, retirement, Change in Control termination, death, Disability or Corporate Transaction was effective as of November 25, 2018. The actual amounts that would be paid can only be determined at the time of the actual event. The amounts also assume a share price of $146.00 for all equity-based awards, which was established by the Board based on factors including a valuation conducted by a third-party valuation firm dated as of November 30, 2018.

Charles V. Bergh
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction
Compensation:
Severance(1)	$—	$—	$6,526,380	$—	$14,849,380	$—
Equity Vesting(2)	—	23,537,258	23,537,258	15,028,937	34,423,802	34,423,802

Benefits:
COBRA & Life Insurance(3)	—	—	20,792	—	20,792	—
_____________

(1)	Based on Mr. Bergh's annual base salary of $1,435,000 and his actual AIP award earned for fiscal year 2018 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

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

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Harmit Singh
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction
Compensation:
Severance(1)	$—	$—	$2,474,000	$—	$4,474,000	$—
Equity Vesting(2)	—	—	2,198,233	3,238,179	7,440,807	7,440,807

Benefits:
COBRA & Life Insurance(3)	—	—	20,792	—	20,792	—
_____________

(1)	Based on Mr. Singh's annual base salary of $800,000 and his actual AIP award earned for fiscal year 2018 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of a Termination Without Cause or Resignation for Good Reason, reflects vesting of all unvested time-based equity awards held more than 12 months that would otherwise vest during the 78 week period following November 25, 2018. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $2,583,616. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Roy Bagattini
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction
Compensation:
Severance(1)	$—	$—	$2,150,400	$—	$3,830,400	$—
Equity Vesting(2)	—	—	1,541,478	2,296,987	10,462,442	10,462,442

Benefits:
COBRA & Life Insurance(3)	—	—	27,939	—	27,939	—
_____________

(1)	Based on Mr. Bagattini's annual base salary of $800,000 and his actual AIP award earned for fiscal year 2018 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of a Termination Without Cause or Resignation for Good Reason,, reflects full vesting of all unvested time-based equity awards held more than 12 months that would otherwise vest during the 78 week period following November 25, 2018. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $1,841,498. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

Seth Ellison
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction
Compensation:
Severance(1)	$—	$—	$2,264,064	$—	$3,876,864	$—
Equity Vesting(2)	—	2,357,907	1,562,020	2,382,893	5,135,244	5,135,244

Benefits:
COBRA & Life Insurance(3)	—	—	17,134	—	17,134	—
_____________

(1)	Based on Mr. Ellison's annual base salary of $768,000 and his actual AIP award earned for fiscal year 2018 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of a Termination Without Cause or Resignation for Good Reason, reflects full vesting of all unvested time-based equity awards held more than 12 months that would otherwise vest during the 78 week period following November 25, 2018. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $1,917,564. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

David Love
Executive Benefits and Payments Upon Termination	Voluntary Termination or for Cause Termination	Retirement	Termination Without Cause or Resignation for Good Reason	Death or Disability	Change in Control Termination	Corporate Transaction
Compensation:
Severance(1)	$—	$—	$1,831,680	$—	$3,343,680	$—
Equity Vesting(2)	—	2,357,907	1,476,114	2,211,177	4,717,437	4,717,437

Benefits:
COBRA & Life Insurance(3)	—	—	31,739	—	31,739	—
_____________

(1)	Based on Mr. Love's annual base salary of $720,000 and his actual AIP award earned for fiscal year 2018 (see "Compensation Discussion and Analysis for Named Executive Officers" for more details).

(2)
In the event of a Termination Without Cause or Resignation for Good Reason, reflects full vesting of all unvested time-based equity awards held more than 12 months that would otherwise vest during the 78 week period following November 25, 2018. In the event of a Change in Control Termination, assumes the equity awards are not assumed in the transaction and thus fully vest (with performance-based equity awards vesting at target). In the event the equity awards are assumed and the holder experiences a Change in Control Termination, the value of the vesting would be $1,765,432. In the event of Death or Disability, assumes full vesting of all unvested time-based equity awards. In the event of a Corporate Transaction, assumes no termination of employment and no assumption of outstanding equity awards.

(3)	Reflects 18 months of a COBRA subsidy and life insurance premiums at the same Company/employee percentage sharing as during employment.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors who were not employees in fiscal 2018:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Stephen C. Neal(3)	$215,000	$234,844	$34,169	$484,013
Troy Alstead	120,000	134,923	17,087	272,010
Jill Beraud	100,000	134,923	10,512	245,435
Robert A. Eckert(4)	120,000	134,923	37,870	292,793
Spencer Fleischer(5)	115,000	134,923	28,680	278,603
David A. Friedman(6)	41,667	—	—	41,667
Mimi L. Haas(7)	50,000	—	3,375	53,375
Peter E. Haas, Jr.	100,000	134,923	11,990	246,913
Christopher J. McCormick	100,000	134,923	8,245	243,168
Jenny Ming	100,000	134,923	17,406	252,329
Patricia Salas Pineda(8)	100,000	134,923	28,732	263,655
___________

(1)
These amounts reflect the aggregate grant date fair value of RSUs granted under the EIP in 2018 computed in accordance with FASB ASC 718. See Note 1 and Note 11 to our audited consolidated financial statements included in this report for the relevant assumptions used to determine these awards. The grant date fair value of the RSUs is based on the fair market value of the Company's common stock as of the grant date established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm, less future expected dividends during the vesting period. The following table shows as of November 25, 2018, the aggregate number of outstanding RSUs held by each person who was a director in fiscal 2018, which number includes any RSUs that were vested but deferred and RSUs that were not vested as of such date:

Name	Aggregate Outstanding RSUs
Stephen C. Neal	10,864
Troy Alstead	7,070
Jill Beraud	4,292
Robert A. Eckert	12,094
Spencer Fleischer	9,167
David A. Friedman	—
Mimi L. Haas	—
Peter E. Haas, Jr.	4,897
Christopher J. McCormick	3,585
Jenny Ming	8,178
Patricia Salas Pineda	8,921

(2)	This column includes the aggregate grant date fair value of dividend equivalents provided to each director in fiscal 2018 in the following amounts:

Name	Fair Value of Dividend Equivalent RSUs Granted
Stephen C. Neal	$26,669
Troy Alstead	17,087
Jill Beraud	10,512
Robert A. Eckert	30,370
Spencer Fleischer	21,180
David A. Friedman	—
Mimi L. Haas	3,375
Peter E. Haas, Jr.	11,990
Christopher J. McCormick	8,245
Jenny Ming	17,406
Patricia Salas Pineda	21,232

(3)
Mr. Neal is the Chairman of the Board. Mr. Neal elected to defer 100% of his director's fees under the Deferred Compensation Plan. Mr. Neal’s 2018 amount in the "All Other Compensation" column includes charitable matches of $7,500.

(4)	Mr. Eckert's 2018 amount in the "All Other Compensation" column includes charitable matches of $7,500.

(5)
Mr. Fleischer elected to defer 100% of his director's fees under the Deferred Compensation Plan. Mr. Fleischer's 2018 amount in the "All Other Compensation" column includes charitable matches of $7,500.

(6)	Mr. Friedman joined the Board on July 27, 2018.

(7)	Mrs. Haas retired from the Board on May 20, 2018.

(8)	Ms. Pineda's 2018 amount in the "All Other Compensation" column includes charitable matches of $7,500.

Board compensation is reviewed by the NG&CC Committee and approved by the Board. In fiscal 2018, director compensation consisted of an annual retainer paid in cash and equity compensation in the form of RSUs. Committee chairpersons also received an additional cash retainer, as described below.
Annual Cash Retainer
In fiscal 2018, each non-employee director received compensation consisting of an annual cash retainer fee of $100,000 and was eligible to participate in the Deferred Compensation Plan as applicable to directors. In fiscal 2018, Mr. Neal and Mr. Fleischer participated in the Deferred Compensation Plan.
Equity Compensation
In fiscal 2018, each non-employee director also received an annual equity award in the form of RSUs which are granted under the EIP. The annual equity award value in the form of RSUs granted under the EIP is $135,000. RSU recipients have target stock ownership guidelines of $300,000 worth of equity ownership within five years of participation in the program. The value of the RSUs is tracked against the Company's share prices, established by the Board based on factors including the most recent valuation conducted by a third-party valuation firm.
The RSUs vest in three equal installments after 13, 24 and 36 months following the grant date. After non-employee director has held the shares issued in respect of an RSU for six months, he or she may require the Company to repurchase, or the Company may require the participant to sell to the Company, such shares of common stock. If the director's service terminates for a reason other than cause after the first, but prior to full, vesting period, then any unvested portion of the award will fully vest as of the date of such termination. In addition, each director's initial RSU grant includes a deferral delivery feature, under which the director will not receive the vested awards until six months following the cessation of service on the Board.
Under the terms of the EIP, recipients of RSUs receive additional grants as a dividend equivalent when the Board declares a dividend to all stockholders. Therefore, all directors who held RSUs as of February 8, 2018 and as of October 5, 2018, received additional RSUs as a dividend equivalent. Dividend equivalents are subject to all the terms and conditions of the underlying Restricted Stock Unit Award Agreement to which they relate.
Compensation of Committee Chairpersons
In addition to the compensation described above, committee chairpersons receive an additional retainer fee in the amount of $20,000 for the Audit Committee and the HR Committee and $15,000 for the Finance Committee and the Nominating, Governance and Corporate Citizenship Committee.
Mr. Neal is the Chairman of the Board. As the Chairman of the Board, he is entitled to receive an additional annual retainer in the amount of $200,000, 50% of which is paid in cash and 50% of which is paid in the form of RSUs. The Chairman of the Board may also receive the additional retainers attributable to committee chairmanship if applicable.
Compensation Committee Interlocks and Insider Participation
The HR Committee serves as the compensation committee of the Board. Its members are Mr. Eckert (Chair), Mr. Alstead, Mr. P.E. Haas Jr., and Ms. Pineda. In 2018, no member of the HR Committee was a current officer or employee of ours. There are no compensation committee interlocks between us and other entities involving our executive officers and our Board members who serve as executive officers of those other entities.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives. Shares of our common stock are not publicly held or traded. All shares are subject to a stockholders' agreement described below. The following table contains information about the beneficial ownership of our common stock as of January 30, 2019, by:

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
As of January 30, 2019, there were 271 record holders of common stock. The percentage of beneficial ownership shown in the table is based on 37,602,843 shares of common stock outstanding as of January 30, 2019. The business address of all persons listed is 1155 Battery Street, San Francisco, California 94111.

Name	Number of Shares Beneficially Owned		Percentage of Shares Outstanding
Mimi L. Haas	6,292,005	(1)	16.7%
Peter E. Haas Jr.	4,580,890	(2)	12.2%
Margaret E. Haas	4,449,581	(3)	11.8%
Robert D. Haas	3,931,437	(4)	10.5%
Peter E. Haas Jr. Family Fund	2,911,770	(5)	7.7%
Daniel S. Haas	2,406,563	(6)	6.4%
Jennifer C. Haas	2,108,928	(7)	5.6%
Troy M. Alstead	7,741		*
Jill Beraud	7,741		*
Robert A. Eckert	8,922		*
Spencer C. Fleischer	1,960		*
David A. Friedman	384,208	(8)	1.0%
Joshua Prime	133,170	(9)	*
Christopher J. McCormick	1,960		*
Jenny Ming	—		—
Stephen C. Neal	26,787		*
Patricia Salas Pineda	15,889		*
Charles V. Bergh	927,884	(10)	2.4
David Love	125,711	(11)	*
Harmit Singh	155,254	(12)	*
Seth M. Ellison	46,515	(13)	*
Roy Bagattini	49,063	(14)	*
Directors and executive officers as a group (19 persons)	6,589,960	(15)	16.9

* Less than 1%.
_____________

(1)	Mrs. Haas retired from our board of directors on May 20, 2018.

(2)	Includes 2,911,770 shares held by the Peter E. Haas Jr. Family Fund, of which Mr. Haas is Vice President, for the benefit of charitable entities, and for which

Mr. Haas shares voting and investment power. Includes an aggregate of 480,185 shares held by trusts, of which Mr. Haas is trustee, for the benefit of others and for which Mr. Haas has sole voting and investment power. Includes 40,000 shares held by Mr. Haas' spouse for which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these 3,431,955 shares.

(3)
Includes an aggregate of 1,978,399 shares held in trusts and a limited liability company, of which Ms. Haas is trustee and manager, respectively, for the benefit of others and for which Ms. Haas has sole voting and investment power. Includes 886,122 shares held by the Margaret E. Haas Fund and 84,468 shares held by the Lynx Foundation, of which Ms. Haas is board chair, for the benefit of charitable entities and for which Ms. Haas shares voting and investment power. Ms. Haas disclaims beneficial ownership of these 2,948,989 shares.

(4)
Includes 1,538,473 shares held by a trust, of which Mr. Haas is trustee, for the benefit of others and for which Mr. Haas has sole voting and investment power. Includes 23,645 shares held by Mr. Haas' spouse for which Mr. Haas has no voting or investment power. Includes an aggregate of 1,000,000 shares held in trusts, of which Mr. Haas' spouse is trustee, for the benefit of others and for which Mr. Haas has no voting or investment power. Mr. Haas disclaims beneficial ownership of these 2,562,118 shares. Also includes 24,977 shares held in a trust, of which Mr. Haas and his spouse are co-trustees, for which Mr. Haas and his spouse share voting and investment power.

(5)	Peter E. Haas Jr. is a Vice President of this fund. The shares are also included in Mr. Haas' ownership amounts as referenced above. Mr. Haas disclaims beneficial ownership of these shares.

(6)	Includes 319,963 shares held in a trust for the benefit of others and for which Mr. Haas has sole voting and investment power. Mr. Haas disclaims beneficial ownership of these 319,963 shares.

(7)
Includes 550,259 shares held in a custodial account and a limited liability company, of which Ms. Haas is custodian and manager, respectively, for the benefit of others and for which Ms. Haas has sole voting and investment power. Ms. Haas disclaims beneficial ownership of these 550,259 shares.

(8)
Includes an aggregate of 146,454 shares held in trusts, of which Mr. Friedman is co-trustee, for the benefits of others and for which Mr. Friedman shares voting and investment power. Mr. Friedman disclaims beneficial ownership of these 146,454 shares.

(9)
Includes 112,327 shares held by Mr. Prime's spouse for which Mr. Prime has no voting or investment power. Includes an aggregate of 16,110 shares held in custodial accounts, of which Mr. Prime's spouse is custodian, for the benefit of others and for which Mr. Prime has no voting or investment power. Mr. Prime disclaims beneficial ownership of these 128,437 shares. Also includes 1,000 shares held in trust, of which Mr. Prime and Mr. Prime's spouse are co-trustees and share voting and investment power.

(10)	Represents the number of shares that Mr. Bergh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of January 30, 2019.

(11)	Includes the number of shares that Mr. Love has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of January 30, 2019.

(12)	Represents the number of shares that Mr. Singh has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of January 30, 2019.

(13)	Includes the number of shares that Mr. Ellison has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of January 30, 2019.

(14)	Includes the number of shares that Mr. Bagattini has the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of January 30, 2019.

(15)	Includes 1,326,118 shares that our executive officers have the right to acquire pursuant to outstanding SARs that may be exercised within 60 days of January 30, 2019.
Equity Compensation Plan Information
The following table sets forth certain information, as of November 25, 2018, with respect to the EIP, our only equity compensation plan. This plan was amended and restated by the Board in February 2016 and approved by our stockholders at the Annual Meeting of Stockholders in April 2016. See Note 11 to our audited consolidated financial statements included in this report for more information about the EIP.

Number of Outstanding Options, Warrants and Rights(1)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
2,776,477	1,616,782	$107.83	3,825,124
_____________

(1)	Includes only SARs and stock settled director RSUs.

(2)
Represents the number of shares of common stock the SARs and stock settled director RSUs would convert to if exercised November 25, 2018, calculated based on the conversion formula as defined in the plan and the fair market value of our common stock on that date as determined by an independent third party.

(3)
Calculated based on the number of stock awards authorized upon the adoption of the EIP, less the number of outstanding dilutive SARs, less shares issued in connection with converted RSUs, less securities expected to be issued in the future upon conversion of outstanding RSUs. The EIP provides for an award pool of 8,000,000 shares of Company common stock that may be subject to awards under the plan. The 3,825,124 shares in the table above reflects the potential number of shares which could be issued pursuant to future awards. Note that the following shares may return to the EIP and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or awards which are canceled and regranted in accordance with the terms of the plan; (iii) shares covered by an award that may only be settled in cash per the terms of the award which do not count against the plan's award pool; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

Stockholders' Agreement
Our common stock is primarily owned by descendants of the family of Levi Strauss and their relatives and are not publicly held or traded. All shares are subject to a stockholders' agreement. The agreement limits the transfer of shares and certificates to other holders, family members, specified charities and foundations and to the Company. The agreement does not provide for registration rights or other contractual devices for forcing a public sale of shares or certificates, or other access to liquidity. The Stockholders' Agreement will terminate on April 15, 2021 (unless further extended by our Board until April 15, 2023), or earlier upon the first of the following to occur: (1) the Company's receipt of a written notice signed by stockholders holding at least two-thirds of the shares of common stock seeking to terminate the Stockholders' Agreement, or (2) 180 days following the consummation of an initial public offering ("IPO") (or such earlier date following the consummation of an IPO that the Board may determine).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Elizabeth O'Neill, Executive Vice President and President of Product, Innovation and Supply Chain, and Marc Rosen, Executive Vice President and President of Direct-to-Consumer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During fiscal year 2018, we donated $7.5 million to the Levi Strauss Foundation.
Mimi L. Haas, a former member of the Board, has a daughter-in-law who is employed by the Company in a non-executive position. This employee's total compensation was approximately $175,000 in fiscal year 2018.
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
Auditor fees.  The following table shows fees billed to or incurred by us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm during 2018 and 2017:

	Year Ended
	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Services provided:
Audit fees(1)	$6,708	$6,058
Audit-related fees	—	—
Tax fees	633	689
All other fees(2)	6	22
Total fees	$7,347	$6,769
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

 List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Registrant are included in Item 8:

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

10.27
Form of Stock Appreciation Right Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.28
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.29
Form of Performance Vested Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2017.*

10.30
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent. Filed herewith.

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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2018	$11,726	$2,284	$3,973	$10,037
November 26, 2017	$11,974	$1,645	$1,893	$11,726
November 27, 2016	$11,025	$2,195	$1,246	$11,974

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2018	$47,401	$245,665	$239,382	$53,684
November 26, 2017	$36,457	$211,741	$200,797	$47,401
November 27, 2016	$34,021	$195,718	$193,282	$36,457

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 25, 2018	$135,139	$357,929	$372,364	$120,704
November 26, 2017	$105,477	$342,169	$312,507	$135,139
November 27, 2016	$86,274	$325,843	$306,640	$105,477

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions	Balance at End of Period
	(Dollars in thousands)
November 25, 2018	$38,692	$(16,242)	$480	$21,970
November 26, 2017	$68,212	$(19,301)	$10,219	$38,692
November 27, 2016	$75,753	$(2,514)	$5,027	$68,212
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 5, 2019		LEVI STRAUSS & Co.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairman of the Board	Date:	February 5, 2019
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	February 5, 2019
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	February 5, 2019
Troy Alstead

/s/ JILL BERAUD	Director	Date:	February 5, 2019
Jill Beraud

/s/ ROBERT A. ECKERT	Director	Date:	February 5, 2019
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	February 5, 2019
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	February 5, 2019
David A. Friedman

/s/ PETER E. HAAS JR.	Director	Date:	February 5, 2019
Peter E. Haas Jr.

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	February 5, 2019
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	February 5, 2019
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	February 5, 2019
Patricia Salas Pineda

/s/ GAVIN BROCKETT	Senior Vice President and Global Controller	Date:	February 5, 2019
Gavin Brockett	(Principal Accounting Officer)