Form 10-Q
period 2019-02-24
LEVI STRAUSS & CO
filed 2019-04-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 24, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-06631
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 4, 2019, the registrant had 42,166,667 shares of Class A common stock, $0.001 par value per share and 350,332,920 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 24, 2019	November 25, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$621,934	$713,120
Short-term investments in marketable securities	100,017	—
Trade receivables, net of allowance for doubtful accounts of $8,332 and $10,037	633,534	534,164
Inventories:
Raw materials	5,900	3,681
Work-in-process	2,889	2,977
Finished goods	905,488	877,115
Total inventories	914,277	883,773
Other current assets	177,540	157,002
Total current assets	2,447,302	2,288,059
Property, plant and equipment, net of accumulated depreciation of $998,131 and $974,206	463,840	460,613
Goodwill	236,127	236,246
Other intangible assets, net	42,822	42,835
Deferred tax assets, net	398,008	397,791
Other non-current assets	120,269	117,116
Total assets	$3,708,368	$3,542,660

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$23,477	$31,935
Accounts payable	329,913	351,329
Accrued salaries, wages and employee benefits	215,811	298,990
Accrued interest payable	16,648	6,089
Accrued income taxes	34,624	15,466
Accrued sales allowances (Note 1)	109,663	—
Other accrued liabilities	474,256	348,390
Total current liabilities	1,204,392	1,052,199
Long-term debt	1,017,660	1,020,219
Postretirement medical benefits	72,752	74,181
Pension liability	193,297	195,639
Long-term employee related benefits	84,607	107,556
Long-term income tax liabilities	10,281	9,805
Other long-term liabilities	116,353	116,462
Total liabilities	2,699,342	2,576,061
Commitments and contingencies
Temporary equity	322,984	299,140

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.001 par value; 1,200,000,000 shares authorized; 375,874,600 shares and 376,028,430 shares issued and outstanding	376	376
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(416,370)	(424,584)
Retained earnings	1,094,636	1,084,321
Total Levi Strauss & Co. stockholders’ equity	678,642	660,113
Noncontrolling interest	7,400	7,346
Total stockholders’ equity	686,042	667,459
Total liabilities, temporary equity and stockholders’ equity	$3,708,368	$3,542,660

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,434,458	$1,343,685
Cost of goods sold	651,650	605,561
Gross profit	782,808	738,124
Selling, general and administrative expenses	581,896	563,202
Operating income	200,912	174,922
Interest expense	(17,544)	(15,497)
Other income (expense), net	(1,646)	(10,400)
Income before income taxes	181,722	149,025
Income tax expense	35,271	167,654
Net income (loss)	146,451	(18,629)
Net loss (income) attributable to noncontrolling interest	126	(383)
Net income (loss) attributable to Levi Strauss & Co.	$146,577	$(19,012)
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.39	$(0.05)
Diluted	$0.37	$(0.05)
Weighted-average common shares outstanding:
Basic	377,077,111	376,165,783
Diluted	393,234,825	376,165,783

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands) (Unaudited)
Net income (loss)	$146,451	$(18,629)
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,422	3,360
Derivative instruments	1,737	(22,848)
Foreign currency translation gains	4,086	19,781
Unrealized gains on marketable securities	890	290
Total other comprehensive income, before related income taxes	10,135	583
Income taxes (expense) benefit related to items of other comprehensive income	(1,741)	4,846
Comprehensive income, net of income taxes	154,845	(13,200)
Comprehensive income attributable to noncontrolling interest	(54)	(644)
Comprehensive income (loss) attributable to Levi Strauss & Co.	$154,791	$(13,844)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$146,451	$(18,629)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,559	32,821
Unrealized foreign exchange losses	9,046	10,022
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(4,618)	10,303
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	3,422	3,360
Stock-based compensation	1,497	5,256
Other, net	(413)	1,624
(Benefit from) provision for deferred income taxes	(795)	129,542
Change in operating assets and liabilities:
Trade receivables	69,672	59,497
Inventories	(48,120)	(61,867)
Other current assets	(6,162)	(16,100)
Other non-current assets	(2,251)	(3,405)
Accounts payable and other accrued liabilities	(48,041)	14,659
Restructuring liabilities	(4)	(44)
Income tax liabilities	19,496	26,194
Accrued salaries, wages and employee benefits and long-term employee related benefits	(110,338)	(126,939)
Other long-term liabilities	(1,579)	(124)
Net cash provided by operating activities	55,822	66,170
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,149)	(30,996)
Proceeds (Payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	55,818	(10,303)
Payments to acquire short-term investments	(99,880)	—
Net cash used for investing activities	(80,211)	(41,299)
Cash Flows from Financing Activities:
Proceeds from short-term credit facilities	13,442	17,511
Repayments of short-term credit facilities	(12,556)	(16,944)
Other short-term borrowings, net	(9,422)	(14,537)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(3,914)	(14,844)
Dividend to stockholders	(55,000)	(45,000)
Other financing, net	(296)	(386)
Net cash used for financing activities	(67,746)	(74,200)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	952	5,597
Net decrease in cash and cash equivalents and restricted cash	(91,183)	(43,732)
Beginning cash and cash equivalents, and restricted cash	713,698	634,691
Ending cash and cash equivalents, and restricted cash	622,515	590,959
Less: Ending restricted cash	(581)	(729)
Ending cash and cash equivalents	$621,934	$590,230

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$10,513	$10,574
Property, plant and equipment additions due to build-to-suit lease transactions	7,842	723
Realized loss on foreign currency contracts not yet paid at end of period	51,200	—
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2,778	$1,628
Cash paid for income taxes during the period, net of refunds	17,157	11,939

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 25, 2018, included in the Company's final prospectus related to its initial public offering ("IPO"), dated March 20, 2019 (File No. 333-229630) (the "Prospectus"), filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented herein not misleading. The results of operations for the three months ended February 24, 2019 may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2019.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2019 and 2018 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Subsequent events have been evaluated through the issuance date of these financial statements.
Reclassification
Certain insignificant amounts on the consolidated consolidated statements of cash flows have been conformed to the February 24, 2019 presentation.
Stock Split
On February 12, 2019, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation (the "Amendment") to effect a ten-for-one stock split of shares of the Company’s outstanding common stock, such that each share of common stock, $0.01 par value becomes ten shares of common stock, $0.001 par value per share. In addition, the Amendment increased the number of authorized shares of the Company's common stock by 930,000,000 to 1,200,000,000. The Amendment became effective on March 4, 2019 when filed with the Secretary of State of the State of Delaware. All share and per-share data in the consolidated financial statements and notes has been retroactively adjusted to reflect the stock split for all periods presented.
Initial Public Offering
In March 2019, the Company completed its IPO in which it issued and sold 14,960,557 shares of Class A common stock at a public offering price of $17.00 per share. The Company received net proceeds of $215.8 million after deducting underwriting discounts and commissions of $38.5 million (including $24.9 million in underwriting discounts and commissions paid by the Company on behalf of the selling stockholders) and before estimated other offering expenses of approximately $7 million. The Company agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and will be recorded as non-operating expense in the second quarter of 2019.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

In connection with the IPO, on March 19, 2019, the Company's Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units and the concurrent replacement with similar equity-settled restricted stock units, pursuant to the Company's 2016 Equity Incentive Plan. Other than the form of settlement, all other terms of the award (including its vesting schedule) are the same. Prior to this modification, the cash-settled awards were classified as liabilities and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards will be measured using the modification date fair value. As a result of the modification, accrued stock-based compensation expense of approximately $50 million and $9 million will be reclassified on the Company's consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital.
Prior to the IPO, the holders of shares issued under the 2016 Equity Incentive Plan could require the Company to repurchase such shares at the then-current market value pursuant to a contractual put right. Equity-classified stock-based awards that may be settled in cash at the option of the holder are presented on the Company's consolidated balance sheets outside of permanent equity. Accordingly, temporary equity on the Company's consolidated balance sheets includes the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the Company's common stock issued pursuant to the 2016 Equity Incentive Plan. Upon the completion of the IPO in the second quarter of 2019, this contractual put right was terminated and these awards will no longer be presented as temporary equity. As a result, the balance in temporary equity as of immediately prior to the IPO of approximately $350 million will be reclassified to additional paid in capital.
On February 12, 2019, the Company’s stockholders also approved the adoption of an amended and restated certificate of incorporation (the "IPO Certificate") and amended and restated bylaws. The IPO Certificate provides for two classes of common stock; Class A common stock and Class B common stock. All common stock outstanding at the time of the IPO converted automatically into Class B common stock, par value $0.001, each having ten votes per share. Shares of Class A common stock, par value $0.001, each having one vote per share, were sold in the IPO. Shares of Class B common stock sold by selling stockholders in the IPO automatically converted into shares of Class A common stock in connection with such sale. Holders of Class B common stock can voluntarily convert their shares into Class A common stock if and when they wish to do so in order to sell their shares to the public.
On February 12, 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which became effective on March 20, 2019, the effective date of the initial public offering registration statement. The maximum number of shares of the Company’s Class A common stock that may be issued under the Company’s 2019 Equity Incentive Plan is 40,000,000.
On February 12, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the "2019 ESPP") which became effective on March 20, 2019, the effective date of the initial public offering registration statement. The 2019 ESPP authorizes the issuance of 12,000,000 shares of the Company’s Class A common stock and is subject to automatic annual increases.
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
Changes in Accounting Principle

•
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under the new standard and its related amendments (collectively known as Accounting Standards Codification 606 ("ASC 606")), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures are required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

The Company has identified certain changes in balance sheet classification under ASC 606. Allowances for estimated returns, discounts and retailer promotions and other similar incentives are presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns are included as other current assets rather than inventories. The Company adopted the standard as of November 26, 2018 using the modified retrospective approach and determined there is no impact to retained earnings upon adoption. Refer to Note 9 for more information.
The following table presents the related effect of the adoption of Topic 606 on the Consolidated Balance Sheet:

	February 24, 2019
	As Reported	Remove Effect of Adoption	Balances Without Adoption of Topic 606
	(Dollars in thousands)
Trade receivables, net of allowance for doubtful accounts	$633,534	$166,009	$467,525
Inventories: Finished goods	905,488	(20,083)	925,571
Other current assets	177,540	20,083	157,457
Total current assets	2,447,302	166,009	2,281,293
Total assets	3,708,368	166,009	3,542,359
Accrued sales allowances	109,663	109,663	—
Other accrued liabilities	474,256	56,346	417,910
Total current liabilities	1,204,392	166,009	1,038,383
Total liabilities, temporary equity and stockholders' equity	$3,708,368	$166,009	$3,542,359

•
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. Restricted cash is reported in Other non-current assets in the Company's Consolidated Balance Sheets. The Company adopted this standard in the first quarter of 2019, and other than the change in presentation within the Consolidated Statements of Cash Flows, the adoption of ASU 2016-18 did not have an impact on the Company's consolidated financial statements.

•
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of net periodic benefit costs requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, expected return on plan assets, amortization of prior service costs or credits, curtailments and settlements, actuarial gains and losses, etc.). Accordingly, the Company determined this impacts the Company's Consolidated Statements of Income, as the service cost components of net periodic benefit costs are reported within operating income and the other components of net periodic benefit costs are reported in the Other Income (Expense), Net line item. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. A practical expedient is permitted under the guidance which allows the Company to use information previously disclosed in the pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements. As a result of the Company's adoption of this standard, other components of net periodic benefit costs, primarily interest costs and investment earnings, of $4.0 million and $0.8 million for the three months ended February 24, 2019 and February 25, 2018, respectively, were included in Other Income (Expense), Net line item rather than selling, general and administrative expenses in the Company's Consolidated Statements of Income.

•
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. This ASU creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. The Company adopted this standard during the quarter upon entering into foreign exchange risk contracts designated as hedges.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Prospectus.
NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
Beginning the first quarter of 2019, the Company invested in short term investments. These short term investments are classified as available-for-sale securities and are carried at their fair values. Short term investments are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Changes in the fair value of these marketable securities are recognized in accumulated other comprehensive income or loss.
The following table presents the Company’s financial instruments that are carried at fair value:

	February 24, 2019			November 25, 2018
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$36,283	$36,283	$—	$34,385	$34,385	$—
Short term investments in marketable securities	100,017	—	100,017	—	—	—
Derivative instruments(3)	15,397	—	15,397	18,372	—	18,372
Total	$151,697	$36,283	$115,414	$52,757	$34,385	$18,372
Financial liabilities carried at fair value
Derivative instruments(3)	12,802	—	12,802	4,447	—	4,447
Total	$12,802	$—	$12,802	$4,447	$—	$4,447
_____________

(1)
Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)
Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly, and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. Short term investments in marketable securities consist of fixed income securities. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

(3)
The Company’s cash flow hedges are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Refer to Note 3 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 24, 2019		November 25, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$493,940	$506,092	$487,272	$478,774
3.375% senior notes due 2027(1)	539,682	561,609	538,219	546,238
Short-term borrowings	23,912	23,912	32,470	32,470
Total	$1,057,534	$1,091,613	$1,057,961	$1,057,482
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Accounting Policy
Financial Statement Presentation
The Company records all derivatives on the balance sheet at fair value, which are included in "Other current assets", "Other non-current assets", "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets. The portion of the fair value that represents cash flow occurring within one year are classified as current and the portion related to cash flows occurring beyond one year are classified as non-current. The cash flows from the designated derivative instruments used as hedges are classified in the Company's consolidated statements of cash flows in the same section as the cash flows of the hedged item.
Cash Flow Hedges
The Company's cash flow hedges are recorded in "Other comprehensive loss" and are not reclassified to earnings until the related net investment position has been liquidated. As a result of ASU 2017-12, for foreign exchange forward contracts accounted for as cash flow hedges, the ineffective portion (if any) will not be separately recorded. The classification of effective hedge results on the Company's consolidated statement of income (loss) is the same as that of the underlying exposure. For foreign exchange risk cash flow hedges, forward points are excluded from the assessment of hedge effectiveness and are recognized in Revenue or Costs of goods sold on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income.
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges and hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other income (expense), net" in the Company's consolidated statements of income. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

No Hedging Designation
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. For derivatives not designated for hedge accounting, changes in the fair value are recorded in "Other income (expense), net" in the Company’s consolidated statements of income.
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
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euros functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated inventory purchases and in Net Revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income. There was no hedge ineffectiveness for the three-months ended February 24, 2019.
Net Investment Hedges
The Company had designated a portion of its outstanding Euro-denominated senior notes as a net investment hedge to manage foreign currency exposures in its foreign operations.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other income (expense), net" in the Company’s consolidated statements of income.
As of February 24, 2019, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

As of February 24, 2019, the Company had forward foreign exchange contracts to buy $1,273.0 million and to sell $621.1 million against various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2020. The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 24, 2019			November 25, 2018
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$3,738	$—	$3,738	$—	$—	$—
Foreign exchange risk cash flow hedges(2)	—	(5,291)	(5,291)	—	—	—
Total	$3,738	$(5,291)		$—	$—
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	12,716	(1,057)	11,659	18,372	—	18,372
Forward foreign exchange contracts(2)	2,629	(10,140)	(7,511)	—	(4,447)	(4,447)
Total	$15,345	$(11,197)		$18,372	$(4,447)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(538,270)		$—	$(541,500)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

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

	February 24, 2019			November 25, 2018
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$17,240	$(3,026)	$14,214	$16,417	$(1,756)	$14,661
Financial liabilities	(14,425)	3,026	(11,399)	(2,181)	1,756	(425)
Total			$2,815			$14,236
Embedded derivative contracts
Financial assets	$1,844	$—	$1,844	$1,955	$—	$1,955
Financial liabilities	(2,064)	—	(2,064)	(2,266)	—	(2,266)
Total			$(220)			$(311)

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of	As of	Three Months Ended
	February 24, 2019	November 25, 2018	February 24, 2019	November 25, 2018
	(Dollars in thousands)
Foreign exchange risk contracts	$(1,493)	$—	$(880)	$—
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—
Euro-denominated senior notes	(51,186)	(54,416)	—	—
Cumulative income taxes	29,582	29,703	—	—
Total	$(38,271)	$(39,887)
_____________
(1) Amounts reclassified from AOCI were classified as net revenues and costs of goods sold on the consolidated statements of income.
(2) During 2005 and prior years, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCI and are not reclassified to earnings until the related net investment position has been liquidated.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

$1.7 million of cash flow hedges are expected to be reclassified from AOCI into net income within the next 12 months.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated Statements of Income for the three months ended February 24, 2019:

February 24, 2019
Amount of Gain (Loss) on Cash Flow Hedge Activity:	(Dollars in thousands)
Revenues	$(459)
Cost of Goods Sold	$1,339
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands)
Realized gain (loss) (1)	$4,618	$(10,303)
Unrealized loss	(10,756)	(5,784)
Total	$(6,138)	$(16,087)
_____________
(1) Realized gains of $4.6 million were recognized from the settlement of forward foreign exchange contracts, of which proceeds of $55.8 million for gains were received in the first quarter of 2019 and $51.2 million of payments on losses were accrued in the first quarter of 2019. The Company will settle these contracts in the second quarter of 2019.
NOTE 4: DEBT
The following table presents the Company's debt:

	February 24, 2019	November 25, 2018
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$486,093	$485,605
3.375% senior notes due 2027	531,567	534,614
Total long-term debt	$1,017,660	$1,020,219
Short-term debt
Short-term borrowings	$23,477	$31,935
Total debt	$1,041,137	$1,052,154
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility was $805.9 million at February 24, 2019, as the Company's total availability of $850 million was reduced by $44.1 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 24, 2019 was 5.22%, as compared to 4.77% in the same period of 2018.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands)
Net periodic benefit cost:
Pension Benefits	$3,977	$849
Postretirement Benefits	893	926
Net periodic benefit cost	$4,870	$1,775
NOTE 6: COMMITMENTS AND CONTINGENCIES
Forward Foreign Exchange Contracts
The Company uses cash flow hedge derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. See Note 3 for additional information.
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
NOTE 7: DIVIDEND
In January 2019, the Company's Board of Directors declared two cash dividends of $55 million each. The first dividend was paid in the first quarter of 2019. The second dividend will be paid in the fourth quarter of 2019 to the holders of record of the Company's Class A common stock and Class B common stock at the close of business on October 5, 2019, and was recorded in "Other accrued liabilities" in the Company's consolidated balance sheets.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	February 24, 2019	November 25, 2018
	(Dollars in thousands)
Pension and postretirement benefits	$(226,480)	$(229,023)
Derivative instruments	(38,271)	(39,887)
Foreign currency translation losses	(145,752)	(149,318)
Unrealized gains on marketable securities	3,617	2,948
Accumulated other comprehensive loss	(406,886)	(415,280)
Accumulated other comprehensive income attributable to noncontrolling interest	9,484	9,304
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(416,370)	$(424,584)

Refer to Note 3 for insignificant amounts reclassified out of "Accumulated other comprehensive loss" into net income related to the Company's derivative instruments. Other insignificant amounts that pertain to the Company's pension and postretirement benefit plans were also reclassified out of "Accumulated other comprehensive loss" into "Other Expense (Income), net" in the Company's consolidated statements of income.
NOTE 9: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended February 24, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$483,801	$252,933	$132,575	$869,309
Direct-to-consumer	233,463	211,743	119,943	565,149
Total net revenues	$717,264	$464,676	$252,518	$1,434,458

	Three Months Ended February 25, 2018
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$448,742	$259,865	$119,633	$828,240
Direct-to-consumer	208,455	192,857	114,133	515,445
Total net revenues	$657,197	$452,722	$233,766	$1,343,685

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

Wholesale channel revenues includes sales through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to the Company's brands. The Company also sells products directly to consumers, which are reflected in the direct-to-consumer ("DTC") channel, through a variety of formats, including company-operated mainline and outlet stores, company-operated e-Commerce sites and select shop-in-shops located in department stores and other third-party retail locations.
Revenue transactions generally comprise a single performance obligation which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer. Within the Company's DTC channel, control generally transfers to the customer at the time of sale within company-operated retail stores and upon delivery to the customer with respect to e-commerce transactions.
Licensing revenues represent approximately 2% of total revenues and are recognized over time based on the contractual term with variable amounts recognized only when royalties exceed contractual minimum royalty guarantees.
Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required after shipment or receipt by the wholesale customer. Payment is due at the time of sale for retail store and e-commerce transactions.
At February 24, 2019, the Company did not have any material contract assets and or contract liabilities recorded in the unaudited consolidated balance sheets.
Net revenues are recognized when the Company's performance obligations are satisfied upon transfer of control of promised goods. A customer is deemed to have control once they are able to direct the use and receive substantially all of the benefits of the product. This includes a present obligation to payment, the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.
Consideration promised in the Company’s contracts with customers includes a variable amount related to anticipated sales returns, discounts and miscellaneous claims from customers. Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) expected returns, discounts and claims not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded.
The Company treats all shipping to the Company's customers, handling and certain other distribution activities as a fulfillment cost and recognizes these costs as SG&A expenses.
Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

NOTE 10: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands)
Foreign exchange management losses(1)	$(6,138)	$(16,087)
Foreign currency transaction gains	2,621	3,317
Interest income	4,011	2,429
Investment income	1,007	428
Other, net(2)	(3,147)	(487)
Total other income (expense), net(2)	$(1,646)	$(10,400)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Losses in the three-month period ended February 24, 2019 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso. Losses in the three-month period ended February 25, 2018 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the the British Pound.

(2)
The amounts in Other, net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

NOTE 11: INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective on November 26, 2018. Beginning the first quarter of 2019, the Company's effective tax rate reflected a provision to tax Global Intangible Low-Taxed Income ("GILTI") of foreign subsidiaries and a tax benefit for Foreign Derived Intangible Income ("FDII"). The Company accounted for GILTI in the period in which it is incurred.
The effective income tax rate was 19.4% for the three months ended February 24, 2019, compared to 112.5% for the same prior-year period. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a 91% one-time tax charge recorded in the first quarter of 2018 related to the impact of the Tax Act. Of the impact, 67% is due to remeasurement of deferred tax assets and liabilities and 25% is related transition charges on undistributed foreign earnings.
NOTE 12: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic earnings per share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of common shares outstanding for the potentially dilutive impact of restricted stock units and stock appreciation rights using the treasury stock method. The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Year Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Levi Strauss & Co.	$146,577	$(19,012)
Denominator:
Weighted-average common shares outstanding - basic	377,077,111	376,165,783
Dilutive effect of stock awards	16,157,714	—
Weighted-average common shares outstanding - diluted	393,234,825	376,165,783
Earnings per common share attributable to common stockholders:
Basic	$0.39	$(0.05)
Diluted	$0.37	$(0.05)
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	974,070	13,905,842

NOTE 13: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, Elizabeth O'Neill, Executive Vice President and President of Product, Innovation and Supply Chain, and Marc Rosen, Executive Vice President and President of Direct-to-Consumer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month period ended February 24, 2019, the Company donated $8.5 million to the Levi Strauss Foundation as compared to $6.5 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2019

NOTE 14: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in thousands)
Net revenues:
Americas	$717,264	$657,197
Europe	464,676	452,722
Asia	252,518	233,766
Total net revenues	$1,434,458	$1,343,685
Operating income:
Americas	$123,656	$111,245
Europe	121,624	115,286
Asia	42,965	40,709
Regional operating income	288,245	267,240
Corporate expenses	87,333	92,318
Total operating income	200,912	174,922
Interest expense	(17,544)	(15,497)
Other income (expense), net	(1,646)	(10,400)
Income before income taxes	$181,722	$149,025
_____________

(1)
The amounts in Corporate expenses and Other expense, net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part II, Item 1A of this Quarterly Report and with our audited financial statements and related notes thereto for the year ended November 25, 2018, included in the final prospectus related to our initial public offering ("IPO"), dated March 20, 2019 (File No. 333-229630) (the "Prospectus"), filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Securities Act"), on March 21, 2019. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. See "-Financial Information Presentation - Fiscal Year."
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the Unites States ("GAAP"), we use certain non-GAAP financial measures throughout this Quarterly Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with GAAP.
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s, Dockers, Signature by Levi Strauss & Co. and Denizen brands.
Our business is operated through three geographic regions that comprise our three reporting segments: Americas, Europe and Asia (which includes the Middle East and Africa). We service consumers through our global infrastructure, developing, sourcing and marketing our products around the world.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized and original. This approach has enabled the Levi’s brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. The Signature by Levi Strauss & Co. and Denizen brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (direct-to-consumer or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of February 24, 2019, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of February 24, 2019, we had 832 company-operated stores located in 32 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Our Europe and Asia businesses, collectively, contributed 50% of our net revenues and 57% of our regional operating income in the first three months of 2019, as compared to 51% of our net revenues and 58% of our regional operating income in the same period in 2018. Sales of Levi’s® brand products represented 88% and 89% of our total net sales in the first three-month periods of 2019 and 2018, respectively.
Our wholesale channel generated 61% and 62% of our net revenues in three months ended February 24, 2019 and February 25, 2018, respectively. Our DTC channel generated 39% and 38% of our net revenues in three months ended February 24, 2019 and February 25, 2018, respectively, with our company operated e-commerce representing 16% and 14% of DTC channel net revenues in three months ended February 24, 2019 and February 25, 2018 and 6% of total net revenues in the first three-month periods of 2019 and 2018.
Factors Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:

•
Factors that impact consumer discretionary spending, which remains volatile globally, continue to create a complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and convenience with the off-price retail channel remaining strong and increased expectations for real-time delivery.

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

•
Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, British Pound and Mexican Peso, will impact our financial results, affecting translation, revenue, operating margins and net income.

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. Most recently, the United States enacted new tax legislation, which is intended to stimulate economic growth and capital investments in the United States by, among other provisions, lowering tax rates for both corporations and individuals alike. In addition, the current domestic and international political environment, including changes to other United States policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.

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
Recent Developments
In connection with the IPO, on March 19, 2019, our board of directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units and the concurrent replacement with similar equity-settled restricted stock units, pursuant to the our 2016 Equity Incentive Plan, as amended and restated to date ("2016 Plan"). Other than the form of settlement, all other terms of the award (including its vesting schedule) are the same. Prior to this modification, the cash-settled awards were classified as liabilities and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards will be measured using the modification date fair value. Additionally, approximately $50 million and $9 million will be reclassified on our consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital.
As part of the IPO (discussed in Note 1), we agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and will be recorded as non-operating expense in the second quarter of 2019.
Our First Quarter 2019 Results

•
Net revenues. Compared to the first quarter of 2018, consolidated net revenues increased 7% on a reported basis and 11% on a constant-currency basis driven by broad-based growth across all three regions and channels.

•
Operating income. Compared to the first quarter of 2018, consolidated operating income increased 15% and operating margin increased to 14.0%, primarily reflecting higher net revenues, partially offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network.

•
Net income (loss). Consolidated net income in the first quarter of 2019 of $146.5 million compares to the consolidated net loss of $18.6 million in the prior year, primarily due to a $99 million charge for the re-measurement of the Company's deferred tax assets and liabilities and a $37 million one-time U.S. transition tax on undistributed foreign earnings in the prior year from the transitional impact from the 2017 Tax Cuts and Jobs Act (the "Tax Act").

•
Adjusted EBIT. Compared to the first quarter of 2018, adjusted EBIT increased 14% primarily due to higher net revenues and lower administration and advertising SG&A expenses in the current year. Adjusted EBIT margin increased 1% from 13.4% in the prior year to 14.4% in the current year as a result of higher net revenues and lower advertising expenses.

•
Adjusted Net Income. Compared to the first quarter of 2018, adjusted net income increased due to higher net revenues and lower administration and advertising SG&A expenses. Additionally a $37 million charge in the prior year from the one-time transition tax on undistributed foreign earnings as a result of the Tax Act.

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Each quarter of fiscal years 2019 and 2018 consists of 13 weeks.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia, which includes the Middle East and Africa.
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues comprises net sales and licensing revenues. Net sales include sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores and shop-in-shops located within department stores and other third party locations, as well as company-operated e-commerce sites. Net revenues include discounts, allowances for estimated returns and incentives. Licensing revenues, which include revenues from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees, are earned and recognized as products are sold by licensees based on royalty rates as set forth in the applicable licensing agreements.

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

•
SG&A and Operating Income (Expense), net in the period ended February 25, 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

Results of Operations for Three Months Ended February 24, 2019, as Compared to Same Period in 2018
The following table presents, for the periods indicated, our consolidated statements of income (loss), the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 24, 2019	February 25, 2018	% Increase (Decrease)	February 24, 2019	February 25, 2018
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,434.5	$1,343.7	6.8%	100.0%	100.0%
Cost of goods sold	651.7	605.6	7.6%	45.4%	45.1%
Gross profit	782.8	738.1	6.1%	54.6%	54.9%
Selling, general and administrative expenses	581.9	563.2	3.3%	40.6%	41.9%
Operating income	200.9	174.9	14.9%	14.0%	13.0%
Interest expense	(17.5)	(15.5)	12.9%	(1.2)%	(1.2)%
Other income (expense), net	(1.6)	(10.4)	(84.6)%	(0.1)%	(0.8)%
Income before income taxes	181.8	149.0	22.0%	12.7%	11.1%
Income tax expense	35.3	167.6	(78.9)%	2.5%	12.5%
Net income (loss)	146.5	(18.6)	*	10.2%	(1.4)%
Net loss (income) attributable to noncontrolling interest	0.1	(0.4)	(125.0)%	—	—
Net income (loss) attributable to Levi Strauss & Co.	$146.6	$(19.0)	*	10.2%	(1.4)%
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended
			% Increase
	February 24, 2019	February 25, 2018	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$717.3	$657.2	9.1%	10.1%
Europe	464.7	452.7	2.7%	10.0%
Asia	252.5	233.8	8.0%	13.8%
Total net revenues	$1,434.5	$1,343.7	6.8%	10.7%
Total net revenues increased on both a reported and constant-currency basis for the three-month period ended February 24, 2019, as compared to the same prior-year period.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region increased for the three-month period ended February 24, 2019. Currency translation had an unfavorable impact on net revenues of approximately $6 million for the three-month period ended February 24, 2019.
Excluding the effects of currency, the increase in net revenues for the three-month period ended February 24, 2019 was due to broad-based growth in the region. Wholesale revenues grew in the region, primarily driven by increased sales of Levi's® and Signature products to both traditional and off-price retailers. DTC revenues also grew from strong performance within our company-operated retail network in the region, primarily due to 19 more stores in operation at the end of the first quarter of 2019 than the first quarter of 2018.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month period ended February 24, 2019, with currency translation affecting net revenues unfavorably by approximately $30 million.
Constant-currency net revenues increased for the three-month period ended February 24, 2019 as a result of strong performance in both our DTC and wholesale businesses. Growth was driven by the continued expansion in product assortment and strong performance, mainly in Levi's® tops and women's product. Additionally, growth in DTC was driven by our company-operated retail network and was the result of strong performance as well as 25 more stores in operation at the end of the first quarter of 2019 than the first quarter of 2018.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month period ended February 24, 2019, with currency affecting net revenues unfavorably by approximately $12 million.
Excluding the effects of currency, the increase in net revenues for the three-month period ended February 24, 2019 was primarily due to store expansion and strong performance across all channels. Wholesale and franchised store revenues increased, particularly in India, and our company-operated retail network benefited from 26 more stores at the end of the first quarter of 2019 than the first quarter of 2018.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 24, 2019	February 25, 2018	% Increase
	(Dollars in millions)
Net revenues	$1,434.5	$1,343.7	6.8%
Cost of goods sold	651.7	605.6	7.6%
Gross profit	$782.8	$738.1	6.1%
Gross margin	54.6%	54.9%
Currency translation unfavorably impacted gross profit by approximately $26 million for the three-month period ended February 24, 2019. For the three-month period, gross margin decreased primarily due to unfavorable transactional currency impacts, partially offset by revenue growth in our company-operated retail network.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 24, 2019	February 25, 2018	% Increase (Decrease)	February 24, 2019	February 25, 2018
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$278.4	$254.0	9.6%	19.4%	18.9%
Advertising and promotion	72.5	76.2	(4.9)%	5.1%	5.7%
Administration	94.4	107.8	(12.4)%	6.6%	8.0%
Other	136.6	125.2	9.1%	9.5%	9.3%
Total SG&A	$581.9	$563.2	3.3%	40.6%	41.9%

Currency impacted SG&A favorably by approximately $16 million for the three-month period ended February 24, 2019.
Selling.  Currency impacted selling expenses favorably by approximately $10 million for the three-month period ended February 24, 2019. Higher selling expenses primarily reflected costs associated with the expansion and growth of our direct-to-consumer business, including increased investment in new and existing company-operated stores. We had 70 more company-operated stores at the end of the first quarter of 2019 than we did at the end of the first quarter of 2018.
Advertising and promotion.   Currency impacted advertising and promotion expenses favorably by approximately $2 million for the three-month period ended February 24, 2019. Advertising and promotion expenses decreased due to less media spend in the first quarter of 2019.
Administration.   Administration expenses include functional administrative and organization costs. Currency impacted administration expenses favorably by approximately $2 million for the three-month period ended February 24, 2019. Administration costs decreased reflecting lower incentive and stock-based compensation as compared to the same three-month prior period.
Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency impacted SG&A other costs favorably by approximately $2 million for the three-month period ended February 24, 2019. The increase in SG&A other costs was primarily due to a $6.0 million increase in distribution costs as to support higher wholesale volume.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 24, 2019	February 25, 2018	% Increase (Decrease)	February 24, 2019		February 25, 2018
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$123.7	$111.2	11.2%	17.2%		16.9%
Europe	121.6	115.3	5.5%	26.2%		25.5%
Asia	43.0	40.7	5.7%	17.0%		17.4%
Total regional operating income	288.3	267.2	7.9%	20.1%	*	19.9%	*
Corporate expenses	87.4	92.3	(5.3)%	6.1%	*	6.9%	*
Total operating income	$200.9	$174.9	14.9%	14.0%	*	13.0%	*
Operating margin	14.0%	13.0%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $10 million for the three-month period ended February 24, 2019.
Regional operating income.

•
Americas. Currency translation did not have a significant impact for the three-month period ended February 24, 2019. The increase in operating income was primarily due to higher net revenues as a result of strong performance of our wholesale and DTC businesses. This was partially offset by higher SG&A expense due to store growth.

•
Europe. Currency translation had an unfavorable impact of approximately $8 million for the three-month period ended February 24, 2019. The increase in operating income was due to higher net revenues in our DTC and wholesale businesses, partially offset by higher selling costs to support store expansion and higher sales.

•
Asia. Currency translation had an unfavorable impact of approximately $3 million for the three-month period ended February 24, 2019. The increase in operating income was due to higher net revenues, partially offset by higher SG&A expense to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 24, 2019. The decrease in the corporate expenses for the three-month period ended February 24, 2019 was primarily due to a decrease in administration expenses related to incentive and stock-based compensation.
Interest expense
Interest expense was $17.5 million for the three-month period ended February 24, 2019, as compared to $15.5 million for the same prior-year period. The increase in interest expense for the three-month period in 2019, as compared to the same period in 2018 was primarily related to higher deferred compensation interest due to changes in market conditions.
Our weighted-average interest rate on average borrowings outstanding during the three months ended February 24, 2019 was 5.22%, as compared to 4.77% in the same period in 2018.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month period ended February 24, 2019, we recorded expense of $1.6 million, as compared to expense of $10.4 million for the same prior-year period. The expense in the three-month period in 2019 primarily reflected net losses on our foreign exchange derivatives, partially offset by interest income generated from money market funds. The expense in the three-month period in 2018 primarily reflected net losses on our foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances.
Income tax expense
On December 22, 2017, the U.S. enacted the Tax Act, which significantly changed U.S. tax law. The Tax Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective on November 26, 2018. Beginning the first quarter of 2019, our effective tax rate reflected a provision to tax Global Intangible Low-Taxed Income ("GILTI") of foreign subsidiaries and a tax benefit for Foreign Derived Intangible Income ("FDII"). We accounted for GILTI in the period in which it is incurred.
The effective income tax rate was 19.4% for the three months ended February 24, 2019, compared to 112.5% for the same prior-year period. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a 91% one-time tax charge related to the impact of the Tax Act. Of the impact, 67% is due to remeasurement of deferred tax assets and liabilities and 25% is related to transition charges on undistributed foreign earnings.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. Our capital allocation priorities are (1) to invest in opportunities and initiatives to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, which we target to be equal to or greater than our most recent annual dividend of $110 million on an annual basis, as well as to potentially offset dilution from our equity incentive programs through stock repurchases, and (3) to pursue acquisitions that support our current strategies. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
Cash sources
We have historically relied primarily on cash flows from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales.
We are party to a second amended and restated credit agreement that provides for a senior secured revolving credit facility ("credit facility"). Our credit facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under our credit facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.
As of February 24, 2019, we did not have any borrowings under the credit facility, unused availability under the credit facility was $805.9 million, and our total availability of $850 million, based on collateral levels as defined by the agreement, was reduced by $44.1 million of other credit-related instruments.
As of February 24, 2019, we had cash and cash equivalents totaling approximately $621.9 million and short-term investments of $100.0 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.5 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("2016 Plan"), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements. Upon completion of our IPO, (discussed in Note 1), our 2016 Plan was replaced with our 2019 Equity Incentive Plan ("2019 Plan"). Under the 2016 Plan, holders of shares could require us to repurchase such shares at the then-current market value pursuant to a contractual put right. Under the 2019 Plan and as a result of the IPO, this contractual put right was terminated. However, upon vesting or exercise of an award, we will continue to net settle shares in order to pay withholding taxes on behalf of our employees.
There have been no material changes to our estimated cash requirements for 2019 from those disclosed in our 2018 Annual Report on Form 10-K.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in millions)
Cash provided by operating activities	$55.8	$66.2
Cash used for investing activities	(80.2)	(41.3)
Cash used for financing activities	(67.7)	(74.2)
Cash and cash equivalents at period end	621.9	591.0

Cash flows from operating activities
Cash provided by operating activities was $55.8 million for the three-month period in 2019, as compared to $66.2 million for the same period in 2018. The decrease primarily reflects higher payments for inventory and SG&A expenses to support our growth and higher payments for employee incentive compensation, partially offset by an increase in cash received from customers as well as less contributions to our pension plans.
Cash flows from investing activities
Cash used for investing activities was $80.2 million for the three-month period in 2019, as compared to $41.3 million for the same period in 2018. The increase in cash used for investing activities primarily reflects payments to acquire short-term investments during the first quarter of 2019, partially offset by proceeds from settlement of forward foreign exchange contracts.
Cash flows from financing activities
Cash used for financing activities was $67.7 million for the three-month period in 2019, as compared to $74.2 million for the same period in 2018. Cash used in 2019 primarily reflects the payment of a $55.0 million cash dividend. Cash used in 2018 primarily reflects the payment of a $45.0 million cash dividend and payments made for equity award exercises.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.04 billion as of February 24, 2019, we had fixed-rate debt of $1.03 billion (98.5% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $15.4 million (1.5% of total debt). As of February 24, 2019, our required aggregate debt principal payments on our unsecured long-term debt were $1.03 billion in years after 2023. Short-term borrowings of $23.5 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in material compliance with all of these covenants as of February 24, 2019.
Non-GAAP Financial Measures
Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted EBIT, a non-GAAP financial measure, as net income (loss) excluding income tax expense, interest expense, other expense (income), net, and impact of changes in fair value on cash-settled stock-based compensation, restructuring and related charges, severance and other, net. We define Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues. We define Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense. We define adjusted net income, a non-GAAP financial measure, as net income (loss) excluding impact of changes in fair value on cash-settled stock-based compensation, restructuring and related charges, severance and other, net, re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Act, adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments, we utilize an effective tax rate equal to our income tax expense divided by our income before income taxes, each as reflected in our statement of operations for the relevant period, except that during the first quarter of 2018 we excluded from income tax expense the effect of the $99.1 million re-measurement described above. We define adjusted net income margin as adjusted net income as a percentage of net revenues. We believe Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income and adjusted net income margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income and adjusted net income margin have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:

•
Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;

•	Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect income tax payments that reduce cash available to us;

•
Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other expense (income) net, which has primarily consisted of realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;

•	all of these non-GAAP financial measures exclude restructuring and related charges, severance and other, net which can affect our current and future cash requirements;

•
all of these non-GAAP financial measures exclude the expense resulting from the impact of changes in fair value on our cash-settled stock-based compensation awards, even though, prior to consummation of this offering, such awards were required to be settled in cash;

•
the expenses and other items that we exclude in our calculations of all of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from all of these non-GAAP financial measures or similarly titled measures;

•
Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and

•	Adjusted net income and adjusted net income margin do not include all of the effects of income taxes and changes in income taxes reflected in net income.
Because of these limitations, all of these non-GAAP financial measures should be considered along with net income and other operating and financial performance measures prepared and presented in accordance with GAAP.
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.
Adjusted EBIT and Adjusted EBITDA:

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$146.5	$(18.6)

Non-GAAP measure:
Net income (loss)	146.5	(18.6)
Income tax expense	35.3	167.7
Interest expense	17.5	15.5
Other expense, net	1.6	10.4
Impact of changes in fair value on cash-settled stock based compensation	5.3	5.0
Restructuring and related charges, severance and other, net	0.1	0.3
Adjusted EBIT	$206.3	$180.3
Depreciation and amortization	28.6	32.8
Adjusted EBITDA	$234.9	$213.1
Adjusted EBIT margin	14.4%	13.4%
_____________
(1) Other expense, net in the period ended February 25, 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income for each of the periods presented.
Adjusted Net Income:

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$146.5	$(18.6)

Non-GAAP measure:
Net income (loss)	146.5	(18.6)
Impact of changes in fair value on cash-settled stock based compensation	5.3	5.0
Restructuring and related charges, severance and other, net	0.1	0.3
Remeasurement of deferred tax assets and liabilities	—	99.1
Tax impact of adjustments	(1.0)	(2.4)
Adjusted net income	$150.9	$83.4
Adjusted net income margin	10.5%	6.2%
Net Debt:
We define net debt, a non-GAAP financial measure, as total debt, excluding capital leases, less cash and cash equivalents and short-term investments in marketable securities. Our management believes net debt is an important measure to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt has limitations as an analytical tool and may vary from similarly titled measures used by other companies. Net debt should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP.
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	February 24, 2019	November 25, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,041.1	$1,052.2

Non-GAAP measure:
Total debt, excluding capital leases	$1,041.1	$1,052.2
Cash and cash equivalents	(621.9)	(713.1)
Short-term investments in marketable securities	(100.0)	—
Net debt	$319.2	$339.1

Adjusted Free Cash Flow:
We define adjusted free cash flow, a non-GAAP financial measure, as net cash flow from operating activities less purchases of property, plant and equipment, less payments (plus proceeds) on settlement of forward foreign exchange contracts not designated for hedge accounting, and less repurchases of common stock, including shares surrendered for tax withholdings on equity award exercises, and cash dividends to stockholders. We believe adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
Our use of adjusted free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under GAAP. First, adjusted free cash flow is not a substitute for net cash flow from operating activities. Second, other companies may calculate adjusted free cash flow or similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of adjusted free cash flow as a tool for comparison. Additionally, the utility of adjusted free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for a given period. Because of these and other limitations, adjusted free cash flow should be considered along with net cash flow from operating activities and other comparable financial measures prepared and presented in accordance with GAAP.
The following table presents a reconciliation of net cash flow from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted free cash flow for each of the periods presented.

	Three Months Ended
	February 24, 2019	February 25, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$55.8	$66.2

Non-GAAP measure:
Net cash provided by operating activities	$55.8	$66.2
Purchases of property, plant and equipment	(36.1)	(31.0)
Proceeds (Payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	55.8	(10.3)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(3.9)	(14.8)
Dividend to stockholders	(55.0)	(45.0)
Adjusted free cash flow	$16.6	$(34.9)
Constant-currency net revenues:
We report our operating results in accordance with GAAP, as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates. The term foreign currency exchange rates refers to the exchange rates we use to translate our operating results for all countries where the functional currency is not the U.S. Dollar into U.S. Dollars. Because we are a global company, foreign currency exchange rates used for translation may have a significant effect on our reported results. In general, our reported financial results are affected positively by a weaker U.S. Dollar and are affected negatively by a stronger U.S. Dollar as compared to the foreign currencies in which we conduct our business. References to our operating results on a constant-currency basis mean our operating results without the impact of foreign currency translation fluctuations.
We believe disclosure of constant-currency results is helpful to investors because it facilitates period-to-period comparisons of our results by increasing the transparency of our underlying performance by excluding the impact of fluctuating foreign currency exchange rates. However, constant-currency results are non-GAAP financial measures and are not meant to be considered in isolation or as a substitute for comparable measures prepared in accordance with GAAP. Constant-currency results have no standardized meaning prescribed by GAAP, are not prepared under any comprehensive set of accounting rules or principles and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Constant-currency results have limitations in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact of purchases and sales of products in currency other than the functional currency.
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month period ended February 24, 2019:

	Three Months Ended
	February 24, 2019	February 25, 2018	% Increase
	(Dollars in millions)
	(Unaudited)
Total revenues
As reported	$1,434.5	$1,343.7	6.8%
Impact of foreign currency exchange rates	—	(47.8)	*
Constant-currency net revenues	$1,434.5	$1,295.9	10.7%

Americas
As reported	$717.3	$657.2	9.1%
Impact of foreign currency exchange rates	—	(5.5)	*
Constant-currency net revenues - Americas	$717.3	$651.7	10.1%

Europe
As reported	$464.7	$452.7	2.7%
Impact of foreign currency exchange rates	—	(30.3)	*
Constant-currency net revenues - Europe	$464.7	$422.4	10.0%

Asia
As reported	$252.5	$233.8	8.0%
Impact of foreign currency exchange rates	—	(12.0)	*
Constant-currency net revenues - Asia	$252.5	$221.8	13.8%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:

	Three Months Ended
	February 24, 2019	February 25, 2018	% Increase
	(Dollars in millions)
	(Unaudited)
Adjusted EBIT	$206.3	$180.3	14.4%
Impact of foreign currency exchange rates	—	(10.1)	*
Constant-currency Adjusted EBIT	$206.3	$170.2	21.2%
Constant-currency Adjusted EBIT margin (1)	14.4%	13.1%
_____________
(1) We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2018 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K, except for as follows:
On November 26, 2018 we adopted ASC 606 Revenue from Contracts with Customers using the modified retrospective approach and determined there is no impact to retained earnings upon adoption.
Net revenues are recognized when our performance obligations are satisfied upon transfer of control of promised goods. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product. This includes a present obligation to payment, the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.
Consideration promised in our contracts with customers includes a variable amount related to anticipated sales returns, discounts and miscellaneous claims from customers. Estimates of discretionary authorized returns, discounts and claims are based on (1) historical rates, (2) specific identification of outstanding returns not yet received from customers and outstanding discounts and claims and (3) expected returns, discounts and claims not yet finalized with customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from estimates recorded.
Refer to Note 1 and Note 9 for more information.
Recently Issued Accounting Standards
See Note 1 to our unaudited consolidated financial statements included in this Quarterly Report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report, including (without limitation) statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 25, 2018, and our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

•
the impact of the recently passed Tax Act in the United States, including related changes to our deferred tax assets and liabilities, tax obligations and effective tax rate in future periods, as well as the charge recorded in fiscal 2018;

•
changes in or application of trade and tax laws, potential increases in import tariffs or taxes and the potential withdrawal from or renegotiation or replacement of the North America Free Trade Agreement ("NAFTA"); and

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under “Risk Factors” and elsewhere in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report or to conform such statements to actual results or revised expectations, except as required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2018 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of February 24, 2019. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 24, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. This Quarterly Report also contains  forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in the Prospectus are set forth below and are unchanged substantively as of March 20, 2019, except for those risks designated by an asterisk (*).
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
Sales to our top ten wholesale customers accounted for 20% and 21% of our total net revenues for the quarters ended February 24, 2019 and February 25, 2018, respectively. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer-including bankruptcy or liquidation-could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Any of the foregoing could adversely affect our business and financial condition. For example, in October 2018, our wholesale customer, Sears Holdings Corporation and certain of its subsidiaries, including Kmart, filed for federal bankruptcy protection and announced plans to close unprofitable stores. These developments will likely adversely affect our sales to this customer, even if it continues operations.

The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. In particular, consumers have continued to transition away from traditional wholesale retailers to large online retailers, where our products are exposed to increased competition. Consolidation in the retail industry has typically resulted in store closures, centralized purchasing decisions and increased emphasis by retailers on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand by retailers of our products. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.
We may be unable to maintain or increase our sales through our primary distribution channels.
In the United States, chain retailers and department stores are the primary distribution channels for our Levi’s and Dockers products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores, and shop-in-shops have traditionally been our primary distribution channels. Levi’s and Dockers products are also sold through our brand-dedicated company-operated retail stores and eCommerce sites, as well as the eCommerce sites operated by certain of our key wholesale customers and other third parties. We distribute our Signature by Levi Strauss & Co. and Denizen brand products primarily through mass channel retailers in the Americas.
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•
the retailers in these channels maintain-and seek to grow-substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;

•
the retailers may change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;

•
other channels, including vertically-integrated specialty stores and eCommerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and

•	shrinking points of distribution, including fewer doors at our customer locations, or bankruptcy or financial difficulties of a customer.
Further success by retailer private-labels, vertically-integrated specialty stores and eCommerce sites may continue to adversely affect the sales of our products across all channels, as well as the profitability of our brand-dedicated stores. Additionally, our ability to secure or maintain retail floor space, product display prominence, market share and sales in these channels depends on our ability to offer differentiated products and to increase retailer profitability on our products, and such efforts could have an adverse impact on our margins.
We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products comes from sources outside the country of distribution. As a result, we are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including:

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
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The Trump Administration has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, including NAFTA, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which still needs to be ratified by the respective government of each of the three countries. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
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
Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act (the "Tax Act"), was enacted in the United States on December 22, 2017. The Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet through fiscal year 2018 and reflected the amounts in our financial statements. The Tax Act may have significant impacts in future periods.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and eCommerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages, labor disputes, earthquakes, floods, fires or other natural disasters affecting these distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.

Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is to become a world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and eCommerce sites, franchisee and other brand-dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a significant expansion in company-operated stores, a decline in sales or the closure of or poor performance of stores could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
If we are unable to effectively execute our eCommerce business, our reputation and operating results may be harmed.
While eCommerce still comprises a small portion of our net revenues, it has been our fastest growing business over the last several years. The success of our eCommerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to eCommerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their eCommerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly eCommerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales. In addition, as we continue to expand and increase the global presence of our eCommerce business, sales from our retail stores and wholesale channels of distribution in areas where eCommerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
We are also vulnerable to certain additional risks and uncertainties associated with our eCommerce sites, including:
•changes in required technology interfaces;
•website downtime and other technical failures;
•costs and technical issues from website software upgrades;
•data and system security;
•computer viruses; and
•changes in applicable federal and state regulations.
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other eCommerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. For example, it is possible that our plan to build out our online customization offering by giving consumers the ability to create men’s and women’s denim bottoms, leveraging our Project F.L.X. technology, will not provide a shopping experience that our consumers find compelling. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our eCommerce business, as well as damage our reputation and brands.
Additionally, the success of our eCommerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of eCommerce operations and any anticipated increased levels that may follow from the growth of our eCommerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down for any reason, including as a result of fire, other natural disaster or labor disruption, we could face shortages of inventory, resulting in “out of stock” conditions in the eCommerce sites we operate and those operated by our wholesale customers or other third parties, and we could incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers. Any of these issues could have an adverse effect on our business and harm our reputation.
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
We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, we plan to continue the process of implementing a new enterprise resource planning system across the company. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
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
We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our consumers, employees and others, including credit card information and personal information. As evidenced by the numerous companies who have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems.
A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursement of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation and diversion of management attention. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
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
In fiscal year 2018, we sourced approximately 99% of our products from independent contract manufacturers, who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, while we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations.
A contractor manufacturer’s failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive shipments due to factors such as port or transportation conditions, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices or reduce future orders, any of which could harm our sales and margins. If we need to replace any contract manufacturer, we may be unable to locate additional contract manufacturers on terms that are acceptable to us, or at all, or we may be unable to locate additional contract manufacturers with sufficient capacity to meet our requirements or to fill our orders in a timely manner.

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
In addition, regulatory developments such as reporting requirements on the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of suppliers who provide conflict free metals, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products we sell.
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
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in limited circumstances, websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.
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
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns and/or the market value of plan assets, can affect the funded status of our defined benefit pension, other postretirement and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.
Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Similar disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our consumers’ perception of our brands.
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
As of February 24, 2019, we had $1.04 billion of debt, all of which was unsecured, and we had $805.9 million of additional borrowing capacity under our credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
The newly enacted Tax Act places limitations on businesses abilities to deduct interest expenses. If our adjusted taxable income were to decrease, we may not be able to fully deduct our interest expenses.
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
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions, which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as their direct impact on us. These outcomes and behaviors have in the past, and may continue to in the future, adversely affect our business and financial condition.
Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of jeanswear, athleisure and casual apparel companies, and competition has increased over the years due to factors such as:

•	the international expansion and increased presence of vertically integrated specialty stores;

•	expansion into eCommerce by existing and new competitors;

•	the proliferation of private labels and exclusive brands offered by department stores, chain stores and mass channel retailers;

•	the introduction of lines of jeans, athleisure and casual apparel by well-known and successful athletic wear companies; and

•	the transition of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network.
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
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from consumer spending and towards “experiential” spending. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and eCommerce sites situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. Conversely, if we underestimate consumer demand for our products, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand loyalty. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense pricing pressure.
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent years. This pressure could have adverse effects on our business and financial condition, including:

•	reduced gross margins across our product lines and distribution channels;

•	increased retailer demands for allowances, incentives and other forms of economic support; and

•	increased pressure on us to reduce our production costs and operating expenses.
Increases in the price of raw materials or wage rates could increase our cost of goods and negatively impact our financial results.
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs or a global trade war.
We import both raw materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.
Substantially all of our import operations are subject to complex custom laws, regulations and tax requirements as well as trade regulations, such as tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 election in the United States and the Brexit vote in the United Kingdom have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the recently passed Tax Act in the United States, a withdrawal of the United States from, or a significant renegotiation or replacement of, NAFTA, the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
Recently, the Trump Administration announced tariffs on certain steel and aluminum products imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed $34 billion in tariffs on goods imported from China in connection with China’s intellectual property practices and has announced a potential additional $200 billion in tariffs on goods imported from China. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the USMCA, which still needs to be ratified by the respective government of each of the three countries. Approximately 15% to 20% of the products that we sell in the United States are manufactured in China and Mexico. If the Trump Administration follows through on its proposed China tariffs or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, Mexico or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may lose all or part of your investment.*
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenues or other operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•
any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

•
actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure;

•
additional shares of Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•	announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;

•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of general economic trends;

•	lawsuits threatened or filed against us, or events that negatively impact our reputation;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many retail companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the respective companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility.

If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a decline could occur even when we have met any previously publicly stated revenues or earnings forecasts that we may provide.
An active trading market for our Class A common stock may never develop or be sustained.
Our Class A common stock is currently listed on the New York Stock Exchange ("NYSE") under the symbol "LEVI." However, we cannot assure you that an active trading market for our Class A common stock will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Class A common stock will be maintained, the liquidity of any trading market, your ability to sell your shares of Class A common stock when desired or the prices that you may obtain for your shares.
Future sales of our Class A common stock by existing stockholders could cause our stock price to decline.*
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our Class A common stock could decline. Based on shares outstanding as of April 4, 2019 we had outstanding a total of 42,166,667 shares of Class A common stock and 350,332,920 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
We and our officers, directors and holders of substantially all of our outstanding shares have entered into lock-up agreements with the underwriters under which we and they have agreed, subject to certain exceptions, not to dispose of any shares, any options or warrants to purchase any shares or any securities convertible into or exchangeable for or that represent the right to receive shares through the date 180 days after March 20, 2019.
When the lock-up period in the lock-up agreements expires, we and our locked-up security holders will be able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC may release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon the expiration or early release of the securities subject to, the lock-up agreements, could cause our stock price to decline or make it more difficult for the holders of our Class A common stock to sell at a time and price that they deem appropriate.
Holders of more than 90% of our Class B common stock have contractual rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their Class B common stock, or to include such shares in registration statements that we may file.
Descendants of the family of Levi Strauss have the ability to control the outcome of matters submitted for stockholder approval, which will limit your ability to influence corporate matters.
Our Class B common stock, which is entitled to ten votes per share, is primarily owned by descendants of the family of our founder, Levi Strauss, and their relatives and trusts established for their behalf. Collectively, these persons have the ability to control the outcome of stockholder votes, including the election of our board of directors and the approval or rejection of a merger, change of control or other significant corporate transaction. In addition, so long as any shares of Class B common stock remain outstanding, the approval of the holders of a majority of our then-outstanding Class B common stock (or, in certain cases, a majority of our then-outstanding Class A common stock and Class B common stock, voting together as a single class) will be required in order for us to take certain actions.

We believe having a long-term-focused, committed and engaged stockholder base provides us with an important strategic advantage, particularly in our business, where our more than 165-year history contributes to the iconic reputations of our brands. However, the interests of these stockholders may not always be aligned with each other or with the interests of our other stockholders. By exercising their control, these stockholders could cause our company to take actions that are at odds with the investment goals or interests of institutional, short-term or other non-controlling investors, or that have a negative effect on our stock price. Further, because these stockholders control the majority of our Class B common stock, we might be a less attractive takeover target, which could adversely affect the market price of our Class A common stock.
We cannot predict the impact our dual class structure may have on our stock price or our business.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We have broad discretion in how we may use the net proceeds from our initial public offering, and we may not use them effectively.*
We cannot specify with any certainty the particular uses of the net proceeds that we have received from our IPO. Our management has broad discretion in applying the net proceeds we received from our IPO. We may use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. We may also use a portion of the net proceeds we received from our IPO for acquisitions or other strategic investments, although we do not currently have any plans to do so. We may also invest these proceeds in a way with which our stockholders disagree. If our management fails to use these funds effectively, our business could be seriously harmed. Pending their use, the net proceeds we received from our IPO may be invested in a way that does not produce income or that loses value.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, the trading price or trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.
Future securities issuances could result in significant dilution to our stockholders and impair the market price of our Class A common stock. *
Future issuances of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these issuances or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock. As a result, purchasers of Class A common stock bear the risk that future issuances of debt or equity securities may reduce the value of such shares and further dilute their ownership interest.
As of April 4, 2019, there were 350,332,920 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") granted under our 2016 Plan that may be settled in shares of our Class B common stock. All of the shares of Class A common stock issuable upon the conversion of shares of Class B common stock subject to outstanding options are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.

Holders of more than 90% of our Class B common stock will have contractual rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their Class B common stock, or to include such shares in registration statements that we may file.
The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.
Although we have made filings with the SEC for many years, as a public company we are subject to the additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. For example, we are required to file proxy statements under Section 14 of the Exchange Act. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
By disclosing information in the various filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.*
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our amended and restated certificate of incorporation and amended and restated bylaws:

•	establish a classified board of directors so that not all members are elected at one time;

•	permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•	restrict the forum for certain litigation against us to Delaware;

•	reflect the dual class structure of our common stock; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders.
Any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage lawsuits against us and our directors, officers and employees. If a court were to find this exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
On January 30, 2019, our board of directors approved an award of SARS (representing an aggregate of 974,070 shares of common stock), RSUs (representing an aggregate of 292,790 shares of common stock) and PRSUs (representing an aggregate of 585,650 shares of common stock at target performance levels and 1,171,300 shares of common stock at maximum performance levels) to certain of our executives.
The SARS and RSUs were granted with the following vesting schedule: 25% vests annually on the first, second, third and fourth anniversary of the date of grant. The PRSUs were granted with the following vesting schedule: (i) 50% vests to the extent we have achieved certain goals based on (a) our average earnings before interest and taxes, or Adjusted EBIT, excluding charitable contribution expense, margin percentage and (b) the compound annual growth rate, or CAGR, of our net revenues, each over fiscal years 2019, 2020 and 2021; and (ii) 50% vests based on our performance against a three-year market-related relative total stockholder return goal. Our board of directors will determine the extent to which these PRSU goals have been satisfied on or before March 1, 2022. On the vesting date of the RSUs and any earned PRSUs, the recipient is entitled to receive one share of common stock for every RSU and PRSU that vests.
On December 5, 2018, our board of directors approved an award of RSUs (representing an aggregate of 8,500 shares of common stock) to an executive. The RSUs will vest 100% on the third anniversary of the date of grant. On the vesting date of the RSUs, the recipient is entitled to receive one share of common stock for every RSU that vests.
We will not receive any proceeds from the issuance or vesting of RSUs. The RSUs were granted under Section 4(a)(2) of the Securities Act. Section 4(a)(2) generally provides an exemption from registration for transactions by an issuer not involving any public offering.
(b) Use of Proceeds from Registered Securities
The Registration Statement on Form S-1 (File No. 333-229630) for our IPO of our Class A common stock was declared effective by the SEC on March 20, 2019. The Registration Statement on Form S-1 registered an aggregate of 42,166,667 shares of our Class A common stock (27,206,110 of which were held by selling stockholders), including 5,500,000 shares registered to cover an option to purchase additional shares granted by us to the underwriters. On March 25, 2019, we closed our IPO, in which we sold 14,960,557 shares of our Class A common stock, including 5,500,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a public offering price of $17.00 per share for an aggregate offering price of approximately $254.3 million. The selling stockholders sold 27,206,110 shares of our Class A common stock at a public offering price of $17.00 per share for an aggregate offering price of approximately $462.5 million. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, our IPO terminated.
We received net proceeds from our IPO of $215.8 million after deducting underwriting discounts and commissions of $38.5 million (including $24.9 million in underwriting discounts and commissions paid by us on behalf of the selling stockholders) and before other offering expenses of approximately $7 million. The underwriters of our IPO were Goldman Sachs & Co., J.P. Morgan Securities, BofA Merrill Lynch, Morgan Stanley & Co., Evercore Group, BNP Paribas Securities, Citigroup, Guggenheim Securities, HSBC Securities USA, Drexel Hamilton, Telsey Advisory Group and The Williams Capital Group. We did not receive any proceeds from the sale of shares by the selling stockholders in our IPO. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
There has been no material change in the planned use of proceeds from our IPO as descried in the Prospectus.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 26, 2018 - December 30, 2018	—	—	—	—
December 31, 2018 - January 27, 2019	—	—	—	—
January 28, 2019 - February 24, 2019	207,630	$14.88	—	—
Total	207,630	$14.88	—	—
_____________
(1) We repurchased a total of 207,630 shares of our common stock during the quarter ended February 24, 2019 in connection with the exercise of call and put rights under our 2016 Equity Incentive Plan, as amended and restated to date; of the total shares repurchased during the quarter, all the shares were purchased in February.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
2019 Equity Incentive Plan
On January 24, 2019, our board of directors adopted the 2019 Plan, which was approved by our stockholders on February 12, 2019. The 2019 Plan became effective on March 20, 2019, the effective date of our IPO registration statement.
The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation. Additionally, the 2019 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.
The maximum number of shares of our Class A common stock that may be issued under the 2019 Plan is 40,000,000.

2019 Employee Stock Purchase Plan
On December 5, 2018, our board of directors adopted the 2019 ESPP, which was approved by our stockholders on February 12, 2019. The 2019 ESPP became effective on March 20, 2019, the effective date of our IPO registration statement.
Employees, including executive officers, and the employees of any of our designated affiliates will be eligible to participate in the 2019 ESPP, provided they may have to satisfy one or more service requirements before participating in the 2019 ESPP, as determined by the administrator. An employee may not be granted rights to purchase stock under the 2019 ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our common stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.
The 2019 ESPP authorizes the issuance of 12,000,000 shares of our Class A common stock and is subject to automatic annual increases.

Item 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-06631	3.2	3/25/2019
10.1	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.2	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.3	Form of Registrant Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.4	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 9, 2019		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)