Form 10-Q
period 2019-05-26
LEVI STRAUSS & CO
filed 2019-07-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 26, 2019
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
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_________________
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	LEVI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "Large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☑		Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of July 3, 2019, the registrant had 42,166,667 shares of Class A common stock, $0.001 par value per share and 350,332,920 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended:

•	our Investor Relations page (https://levistrauss.com/investors/financial-news);

•	our Twitter account (https://twitter.com/LeviStraussCo);

•	our company blog (https://www.levistrauss.com/unzipped-blog/);

•	our Facebook page (https://www.facebook.com/levistraussco/);

•	our LinkedIn page (https://www.linkedin.com/company/levi-strauss-&-co-);

•	our Instagram page (https://www.instagram.com/levistraussco/); and

•	our YouTube channel (https://www.youtube.com/user/levistraussvideo);.
The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 26, 2019	November 25, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$860,933	$713,120
Short-term investments in marketable securities	79,736	—
Trade receivables, net of allowance for doubtful accounts of $9,876 and $10,037	574,389	534,164
Inventories:
Raw materials	5,275	3,681
Work-in-process	2,933	2,977
Finished goods	887,111	877,115
Total inventories	895,319	883,773
Other current assets	196,769	157,002
Total current assets	2,607,146	2,288,059
Property, plant and equipment, net of accumulated depreciation of $1,014,365 and $974,206	480,515	460,613
Goodwill	235,688	236,246
Other intangible assets, net	42,808	42,835
Deferred tax assets, net	414,620	397,791
Other non-current assets	128,616	117,116
Total assets	$3,909,393	$3,542,660

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$11,481	$31,935
Accounts payable	339,497	351,329
Accrued salaries, wages and employee benefits	164,788	298,990
Accrued interest payable	5,787	6,089
Accrued income taxes	34,579	15,466
Accrued sales allowances (Note 1)	116,282	—
Other accrued liabilities	435,300	348,390
Total current liabilities	1,107,714	1,052,199
Long-term debt	1,011,119	1,020,219
Postretirement medical benefits	70,147	74,181
Pension liability	190,588	195,639
Long-term employee related benefits	79,517	107,556
Long-term income tax liabilities	11,339	9,805
Other long-term liabilities	117,716	116,462
Total liabilities	2,588,140	2,576,061
Commitments and contingencies
Temporary equity (Note 1)	—	299,140

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.001 par value; 1,200,000,000 Class A shares authorized, 42,166,667 shares and no shares issued and outstanding as of May 26, 2019 and November 25, 2018, respectively; and 422,000,000 Class B shares authorized, 350,332,920 shares and 376,028,430 shares issued and outstanding, as of May 26, 2019 and November 25, 2018, respectively	392	376
Additional paid-in capital (Note 1)	629,703	—
Accumulated other comprehensive loss	(411,256)	(424,584)
Retained earnings	1,094,666	1,084,321
Total Levi Strauss & Co. stockholders’ equity	1,313,505	660,113
Noncontrolling interest	7,748	7,346
Total stockholders’ equity	1,321,253	667,459
Total liabilities, temporary equity and stockholders’ equity	$3,909,393	$3,542,660
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,312,940	$1,245,742	$2,747,398	$2,589,427
Cost of goods sold	612,517	574,865	1,264,167	1,180,426
Gross profit	700,423	670,877	1,483,231	1,409,001
Selling, general and administrative expenses	637,525	593,595	1,219,421	1,156,797
Operating income	62,898	77,282	263,810	252,204
Interest expense	(15,126)	(14,465)	(32,670)	(29,962)
Underwriter commission paid on behalf of selling stockholders	(24,860)	—	(24,860)	—
Other income, net	3,166	12,895	1,520	2,495
Income before income taxes	26,078	75,712	207,800	224,737
Income tax (benefit) expense	(2,429)	(1,320)	32,842	166,334
Net income	28,507	77,032	174,958	58,403
Net income attributable to noncontrolling interest	(277)	(2,100)	(151)	(2,483)
Net income attributable to Levi Strauss & Co.	$28,230	$74,932	$174,807	$55,920
Earnings per common share attributable to common stockholders:
Basic	$0.07	$0.20	$0.46	$0.15
Diluted	$0.07	$0.19	$0.44	$0.14
Weighted-average common shares outstanding:
Basic	389,518,461	377,132,162	383,278,398	376,384,657
Diluted	409,332,997	387,764,580	401,405,411	387,130,124

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands) (Unaudited)
Net income	$28,507	$77,032	$174,958	$58,403
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,464	3,157	6,886	6,517
Derivative instruments	12,667	28,975	14,404	6,127
Foreign currency translation losses	(8,843)	(34,353)	(4,757)	(14,572)
Unrealized gains (losses) on marketable securities	329	(116)	1,219	174
Total other comprehensive income (loss), before related income taxes	7,617	(2,337)	17,752	(1,754)
Income taxes expense related to items of other comprehensive income	(2,432)	(7,229)	(4,173)	(2,383)
Comprehensive income, net of income taxes	33,692	67,466	188,537	54,266
Comprehensive income attributable to noncontrolling interest	(348)	(1,939)	(402)	(2,583)
Comprehensive income attributable to Levi Strauss & Co.	$33,344	$65,527	$188,135	$51,683

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands)
Balance at November 26, 2017	$375	$—	$1,100,916	$(404,381)	$5,478	$702,388
Net (loss) income	—	—	(19,012)	—	383	(18,629)
Other comprehensive income, net of tax	—	—	—	5,167	261	5,428
Stock-based compensation and dividends, net	2	5,254	—	—	—	5,256
Reclassification to temporary equity	—	9,590	(42,589)	—	—	(32,999)
Repurchase of common stock	—	(14,844)	—	—	—	(14,844)
Cash dividends declared ($0.24 per share)	—	—	(90,000)	—	—	(90,000)
Balance at February 25, 2018	377	—	949,315	(399,214)	6,122	556,600
Net income	—	—	74,932	—	2,100	77,032
Other comprehensive loss, net of tax	—	—	—	(9,405)	(161)	(9,566)
Stock-based compensation and dividends, net	—	5,566	—	—	—	5,566
Reclassification to temporary equity	—	(2,438)	(27,796)	—	—	(30,234)
Repurchase of common stock	—	(3,128)	(4,055)	—	—	(7,183)
Balance at May 27, 2018	$377	$—	$992,396	$(408,619)	$8,061	$592,215

Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459
Net income (loss)	—	—	146,577	—	(126)	146,451
Other comprehensive income, net of tax	—	—	—	8,214	180	8,394
Stock-based compensation and dividends, net	—	1,497	—	—	—	1,497
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(991)	(2,923)	—	—	(3,914)
Cash dividends declared ($0.29 per share)	—	—	(110,000)	—	—	(110,000)
Balance at February 24, 2019	376	—	1,094,636	(416,370)	7,400	686,042
Net income	—	—	28,230	—	277	28,507
Other comprehensive income, net of tax	—	—	—	5,114	71	5,185
Stock-based compensation and dividends, net	2	12,515	—	—	—	12,517
Repurchase of common stock	—	(24,696)	—	—	—	(24,696)
Reclassification from temporary equity in connection with initial public offering (Note 1)	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering (Note 1)	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering (Note 1)	—	56,130	—	—	—	56,130
Balance at May 26, 2019	$392	$629,703	$1,094,666	$(411,256)	$7,748	$1,321,253

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 26, 2019	May 27, 2018
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$174,958	$58,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,745	64,695
Unrealized foreign exchange losses (gains)	14,899	(10,678)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(7,134)	18,148
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	6,886	6,517
Stock-based compensation	14,014	10,822
Other, net	1,813	3,767
(Benefit from) provision for deferred income taxes	(19,937)	135,168
Change in operating assets and liabilities:
Trade receivables	119,916	135,739
Inventories	(32,628)	(95,690)
Other current assets	(22,546)	(1,580)
Other non-current assets	(5,198)	(7,435)
Accounts payable and other accrued liabilities	(47,137)	38,284
Restructuring liabilities	(126)	(254)
Income tax liabilities	20,675	(980)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(115,443)	(127,321)
Other long-term liabilities	56	(47)
Net cash provided by operating activities	161,813	227,558
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(76,961)	(61,153)
Proceeds (Payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	13,125	(18,148)
Payments to acquire short-term investments	(84,829)	—
Proceeds from sale, maturity and collection of short-term investments	5,481	—
Net cash used for investing activities	(143,184)	(79,301)
Cash Flows from Financing Activities:
Proceeds from short-term credit facilities	17,929	22,689
Repayments of short-term credit facilities	(27,866)	(20,673)
Other short-term borrowings, net	(9,422)	(14,537)
Proceeds from issuance of Class A common stock	254,329	—
Payments for underwriter commission and other offering costs	(19,746)	—
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(28,610)	(22,027)
Dividend to stockholders	(55,000)	(45,000)
Other financing, net	(565)	(644)
Net cash provided by (used for) financing activities	131,049	(80,192)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,913)	(3,424)
Net increase in cash and cash equivalents and restricted cash	147,765	64,641
Beginning cash and cash equivalents, and restricted cash	713,698	634,691
Ending cash and cash equivalents, and restricted cash	861,463	699,332
Less: Ending restricted cash	(530)	(608)
Ending cash and cash equivalents	$860,933	$698,724

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$14,775	$14,454
Property, plant and equipment additions due to build-to-suit lease transactions	10,861	1,822
Realized loss on foreign currency contracts not yet paid at end of period	5,990	—
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$26,849	$25,824
Cash paid for income taxes during the period, net of refunds	52,800	35,066

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 25, 2018, included in the Company's final prospectus related to its initial public offering ("IPO"), dated March 20, 2019 (File No. 333-229630) (the "Prospectus"), filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three and six months ended May 26, 2019 may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2019.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2019 and 2018 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Reclassification
Certain insignificant amounts on the consolidated statements of cash flows have been conformed to the May 26, 2019 presentation.
Stock Split
On February 12, 2019, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation (the "Amendment") to effect a ten-for-one stock split of shares of the Company’s outstanding common stock, such that each share of common stock, $0.01 par value, became ten shares of common stock, $0.001 par value per share. In addition, the Amendment increased the number of authorized shares of the Company's common stock by 930,000,000 to 1,200,000,000. The Amendment became effective on March 4, 2019 when filed with the Secretary of State of the State of Delaware. All share and per-share data in the unaudited consolidated financial statements and notes has been retroactively adjusted to reflect the stock split for all periods presented.
Initial Public Offering
In March 2019, the Company completed its IPO in which it issued and sold 14,960,557 shares of Class A common stock at a public offering price of $17.00 per share. The Company received net proceeds of $234.6 million after deducting underwriting discounts and commissions of $13.6 million and other direct and incremental offering expenses of $6.1 million. The Company agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and was recorded as non-operating expense in the second quarter of 2019. Additionally, the Company incurred $3.5 million of other costs associated with the IPO that were recorded in selling, general and administrative expenses ("SG&A").

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

In connection with the IPO, on March 19, 2019 the Company's Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units ("RSU's") and their concurrent replacement with similar equity-settled RSUs ("Replacement Awards"), pursuant to the Company's 2016 Equity Incentive Plan (the "2016 Plan"). RSUs for certain foreign affiliates will continue to be cash-settled. Other than the form of settlement, all other terms of the awards (including their vesting schedules) are the same. Prior to this modification, the cash-settled awards were classified as liabilities and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards was measured using the modification date fair value. As a result of the modification, accrued stock-based compensation expense of $45.8 million and $10.3 million were reclassified on the Company's consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital. Refer to Note 6 for more information.
Prior to the IPO, the holders of shares issued under the 2016 Plan could require the Company to repurchase such shares at the then-current market value pursuant to a contractual put right. Equity-classified stock-based awards that may be settled in cash at the option of the holder were presented on the Company's consolidated balance sheets outside of permanent equity. Accordingly, temporary equity on the Company's consolidated balance sheets includes the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the Company's common stock issued pursuant to the 2016 Plan. Upon the completion of the IPO in the second quarter of 2019, this contractual put right was terminated and these awards are no longer presented as temporary equity. As a result, the balance in temporary equity as of immediately prior to the IPO of $351.2 million was reclassified to additional paid in capital. Refer to Note 6 for more information.
On February 12, 2019, the Company’s stockholders also approved the adoption of an amended and restated certificate of incorporation (the "IPO Certificate") and amended and restated bylaws. The IPO Certificate provides for two classes of common stock: Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share. All common stock outstanding at the time of the IPO converted automatically into Class B common stock, each having ten votes per share. Shares of Class A common stock, each having one vote per share, were sold in the IPO. Shares of Class B common stock sold by selling stockholders in the IPO automatically converted into shares of Class A common stock in connection with such sale. Holders of Class B common stock can voluntarily convert their shares into Class A common stock if and when they wish to do so in order to sell their shares to the public.
On February 12, 2019, the Company’s stockholders approved the Company's 2019 Equity Incentive Plan (the "2019 Plan") and the Company's 2019 Employee Stock Purchase Plan (the "2019 ESPP"), each of which became effective on March 20, 2019, the effective date of the IPO registration statement. The maximum number of shares of the Company’s Class A common stock that may be issued under the 2019 Plan is 40,000,000. The 2019 ESPP authorizes the issuance of 12,000,000 shares of the Company’s Class A common stock and is subject to automatic annual increases.
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
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

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

The Company has identified certain changes in balance sheet classification under ASC 606. Allowances for estimated returns, discounts and retailer promotions and other similar incentives are presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns are included as other current assets rather than inventories. The Company adopted the standard as of November 26, 2018 using the modified retrospective approach and determined there is no impact to retained earnings upon adoption. Refer to Note 10 for more information.
The following table presents the related effect of the adoption of Topic 606 on the Consolidated Balance Sheets:

	May 26, 2019
	As Reported	Remove Effect of Adoption	Balances Without Adoption of Topic 606
	(Dollars in thousands)
Trade receivables, net of allowance for doubtful accounts	$574,389	$164,840	$409,549
Inventories: Finished goods	887,111	(17,827)	904,938
Other current assets	196,769	17,827	178,942
Total current assets	2,607,146	164,840	2,442,306
Total assets	3,909,393	164,840	3,744,553
Accrued sales allowances	116,282	116,282	—
Other accrued liabilities	435,300	48,558	386,742
Total current liabilities	1,107,714	164,840	942,874
Total liabilities, temporary equity and stockholders' equity	$3,909,393	$164,840	$3,744,553

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

•
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of net periodic benefit costs requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, expected return on plan assets, amortization of prior service costs or credits, curtailments and settlements, actuarial gains and losses, etc.). Accordingly, the Company determined this impacts the Company's Consolidated Statements of Income, as the service cost components of net periodic benefit costs are reported within operating income and the other components of net periodic benefit costs are reported in the Other Income, Net line item. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. A practical expedient is permitted under the guidance which allows the Company to use information previously disclosed in the pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements. As a result of the Company's adoption of this standard, other components of net periodic benefit

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

costs, primarily interest costs and investment earnings, of $4.0 million and $0.8 million for the three months ended May 26, 2019 and May 27, 2018, respectively, and $8.0 million and $1.6 million for the six months ended May 26, 2019 and May 27, 2018, respectively, were included in Other Income, Net line item rather than selling, general and administrative expenses in the Company's Consolidated Statements of Income. This reclassified amount will be $3.4 million for the year ended November 25, 2018.

•
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. This ASU creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. The Company adopted this standard during the first quarter of 2019 upon entering into foreign exchange risk contracts designated as hedges.

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Prospectus, except for the following:
First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company expects to elect the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. Given the significant number of leases, the Company anticipates the new guidance will have a material impact on the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
Beginning the first quarter of 2019, the Company invested in short-term investments. Changes in the fair value of these marketable securities are recognized in accumulated other comprehensive income or loss.
The following table presents the Company’s financial instruments that are carried at fair value:

	May 26, 2019			November 25, 2018
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$45,707	$45,707	$—	$34,385	$34,385	$—
Short-term investments in marketable securities	79,736	—	79,736	—	—	—
Derivative instruments(3)	21,914	—	21,914	18,372	—	18,372
Total	$147,357	$45,707	$101,650	$52,757	$34,385	$18,372
Financial liabilities carried at fair value
Derivative instruments(3)	12,226	—	12,226	4,447	—	4,447
Total	$12,226	$—	$12,226	$4,447	$—	$4,447
_____________

(1)
Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

(2)
Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly, and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. Short-term investments in marketable securities consist of fixed income securities. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.

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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 26, 2019		November 25, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$488,323	$501,704	$487,272	$478,774
3.375% senior notes due 2027(1)	528,104	554,331	538,219	546,238
Short-term borrowings	11,719	11,719	32,470	32,470
Total	$1,028,146	$1,067,754	$1,057,961	$1,057,482
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

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
Cash Flow Hedges
The Company's cash flow hedges are recorded in "Other comprehensive loss" and are not reclassified to earnings until the related net investment position has been liquidated. As a result of ASU 2017-12, for foreign exchange forward contracts accounted for as cash flow hedges, the ineffective portion (if any) will not be separately recorded. The classification of effective hedge results on the Company's consolidated statements of income (loss) is the same as that of the underlying exposure. For foreign exchange risk cash flow hedges, forward points are excluded from the assessment of hedge effectiveness and are recognized in "Net Revenues" or "Costs of goods sold" on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in "Other comprehensive income".
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other income, net" in the Company's consolidated statements of income. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
No Hedging Designation
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. For derivatives not designated for hedge accounting, changes in the fair value are recorded in "Other income, net" in the Company’s consolidated statements of income.
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
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euro functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated inventory purchases and in Net Revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income. There was no hedge ineffectiveness for the six months ended May 26, 2019.
Net Investment Hedges
The Company has designated a portion of its outstanding Euro-denominated senior notes as a net investment hedge to manage foreign currency exposures in its foreign operations.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other income, net" in the Company’s consolidated statements of income.
As of May 26, 2019, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $1.1 billion were contracts to buy and $606.6 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2020. The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 26, 2019			November 25, 2018
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$8,340	$—	$8,340	$—	$—	$—
Foreign exchange risk cash flow hedges(2)	—	(2,576)	(2,576)	—	—	—
Total	$8,340	$(2,576)		$—	$—
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	21,912	(8,338)	13,574	18,372	—	18,372
Forward foreign exchange contracts(2)	2,569	(12,219)	(9,650)	—	(4,447)	(4,447)
Total	$24,481	$(20,557)		$18,372	$(4,447)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(531,050)		$—	$(541,500)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

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

	May 26, 2019			November 25, 2018
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$30,234	$(10,194)	$20,040	$16,417	$(1,756)	$14,661
Financial liabilities	(21,318)	10,194	(11,124)	(2,181)	1,756	(425)
Total			$8,916			$14,236
Embedded derivative contracts
Financial assets	$2,587	$—	$2,587	$1,955	$—	$1,955
Financial liabilities	(1,815)	—	(1,815)	(2,266)	—	(2,266)
Total			$772			$(311)

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of	As of	Three Months Ended		Six Months Ended
	May 26, 2019	November 25, 2018	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands)
Foreign exchange risk contracts	$3,954	$—	$(163)	$—	$717	$—
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(43,966)	(54,416)	—	—	—	—
Cumulative income taxes	26,564	29,703	—	—	—	—
Total	$(28,622)	$(39,887)
_____________
(1) Amounts reclassified from AOCI were classified as net revenues and costs of goods sold on the consolidated statements of income.
(2) Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCI and are not reclassified to earnings until the related net investment position has been liquidated.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

Within the next 12 months, $3.8 million of cash flow hedges are expected to be reclassified from AOCI into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated Statements of Income for the three and six months ended May 26, 2019:

	May 26, 2019
	Three Months Ended	Six Months Ended
Amount of Gain (Loss) on Cash Flow Hedge Activity:	(Dollars in thousands)
Revenues	$(1,985)	$(2,444)
Cost of Goods Sold	$1,822	$3,161
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other income, net" in the Company's consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands)
Realized gain (loss)	$3,147	$(7,845)	$7,760	$(18,148)
Unrealized gain (loss)	1,115	21,556	(9,637)	15,772
Total	$4,262	$13,711	$(1,877)	$(2,376)

NOTE 4: DEBT
The following table presents the Company's debt:

	May 26, 2019	November 25, 2018
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$486,587	$485,605
3.375% senior notes due 2027	524,532	534,614
Total long-term debt	$1,011,119	$1,020,219
Short-term debt
Short-term borrowings	$11,481	$31,935
Total debt	$1,022,600	$1,052,154
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility was $805.6 million at May 26, 2019, as the Company's total availability of $837.0 million was reduced by $31.4 million of letters of credit and other credit usage allocated under the credit facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 26, 2019 was 5.32% and 5.27%, respectively, as compared to 5.19% and 5.00%, respectively, during the same periods of 2018.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands)
Net periodic benefit cost:
Pension benefits	$4,016	$766	$7,993	$1,615
Postretirement benefits	893	926	1,786	1,852
Net periodic benefit cost	$4,909	$1,692	$9,779	$3,467
NOTE 6: STOCK-BASED INCENTIVE COMPENSATION PLANS
Equity Awards
Service and performance RSU activity during the six months ended May 26, 2019 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 25, 2018	1,030	$8.17	1.7	1,744	$8.08	1.4
Granted	310	14.25		586	15.84
Vested	(109)	8.80		—	—
Granted Replacement Awards	6,542	16.67		2,083	22.71
Forfeited	(68)	16.67		(37)	22.23
Outstanding at May 26, 2019	7,705	$15.49	2.1	4,376	$16.10	1.5

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

Liability Awards
Liability award activity during the six months ended May 26, 2019 was as follows:

	Phantom Service RSUs			Phantom Performance RSUs
	Units	Weighted-Average Fair Value	Fair Value At Period End	Units	Weighted-Average Fair Value	Fair Value At Period End
	(Units in thousands)
Outstanding at November 25, 2018	9,100	$7.59	$14.60	1,710	$8.22	$14.60
Granted	1,793	14.88		504	14.88
Vested	(3,542)	6.79		—	—
Canceled	(6,542)	9.81		(2,083)	9.69
Forfeited	(215)	8.59		(64)	9.45
Outstanding at May 26, 2019	594	$9.57	$22.06	67	$11.63	$22.06
Expected to vest at May 26, 2019	546	$9.47	$22.06	57	$11.47	$22.06
NOTE 7: COMMITMENTS AND CONTINGENCIES
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
NOTE 8: DIVIDEND
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	May 26, 2019	November 25, 2018	May 27, 2018
	(Dollars in thousands)
Pension and postretirement benefits	$(223,860)	$(229,023)	$(227,464)
Derivative instruments	(28,622)	(39,887)	(51,114)
Foreign currency translation losses	(153,103)	(149,318)	(124,578)
Unrealized gains on marketable securities	3,885	2,948	4,175
Accumulated other comprehensive loss	(401,700)	(415,280)	(398,981)
Accumulated other comprehensive income attributable to noncontrolling interest	9,556	9,304	9,638
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(411,256)	$(424,584)	$(408,619)

Refer to Note 3 for insignificant amounts reclassified out of "Accumulated other comprehensive loss" into net income related to the Company's derivative instruments. Other insignificant amounts that pertain to the Company's pension and postretirement benefit plans were also reclassified out of "Accumulated other comprehensive loss" into "Other Income, net" in the Company's consolidated statements of income.
NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended May 26, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$487,958	$207,980	$115,736	$811,674
Direct-to-consumer	204,740	190,389	106,137	501,266
Total net revenues	$692,698	$398,369	$221,873	$1,312,940

	Six Months Ended May 26, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$971,759	$460,913	$248,311	$1,680,983
Direct-to-consumer	438,203	402,132	226,080	1,066,415
Total net revenues	$1,409,962	$863,045	$474,391	$2,747,398

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

	Three Months Ended May 27, 2018
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$480,680	$196,581	$108,693	$785,954
Direct-to-consumer	189,111	170,255	100,422	459,788
Total net revenues	$669,791	$366,836	$209,115	$1,245,742

	Six Months Ended May 27, 2018
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$929,422	$456,446	$228,326	$1,614,194
Direct-to-consumer	397,566	363,112	214,555	975,233
Total net revenues	$1,326,988	$819,558	$442,881	$2,589,427

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
Licensing revenues are included in the Company's wholesale channel and represent approximately 2% of total revenues which are recognized over time based on the contractual term with variable amounts recognized only when royalties exceed contractual minimum royalty guarantees.
Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required after shipment or receipt by the wholesale customer. Payment is due at the time of sale for retail store and e-commerce transactions.
At May 26, 2019, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

The Company treats all shipping to the Company's customers, handling and certain other distribution activities as a fulfillment cost and recognizes these costs as SG&A.
Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the consolidated statements of income.
NOTE 11: OTHER INCOME, NET
The following table summarizes significant components of "Other income, net":

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$4,261	$13,711	$(1,877)	$(2,376)
Foreign currency transaction (losses) gains	(5,584)	(2,698)	(2,963)	619
Interest income	3,647	1,401	7,658	3,830
Investment income	6	—	1,013	428
Other, net(2)	836	481	(2,311)	(6)
Total other income, net(2)	$3,166	$12,895	$1,520	$2,495
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Gains in the three months ended May 26, 2019 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro. Gains in the three months ended May 27, 2018 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro, Mexican Peso and British Pound. Beginning in the first quarter of 2019, the Company designated certain derivative instruments as cash flow hedges and as a a result, gains and losses for the effective portions of these hedges are recorded in "Accumulated other comprehensive loss". Refer to Note 3 for more information.

(2)
The amounts in Other income, net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

NOTE 12: INCOME TAXES
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
The Company's effective income tax rate was 15.8% for the six months ended May 26, 2019, compared to 74.0% for the same prior-year period. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a 61% one-time tax charge in 2018 related to the impact of the Tax Act. Of the impact, 44% is due to remeasurement of deferred tax assets and liabilities and 17% is related to transition charges on undistributed foreign earnings.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

NOTE 13: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic earnings per share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted-average number of common shares outstanding for the potentially dilutive impact of RSUs and stock appreciation rights using the treasury stock method. The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Levi Strauss & Co.	$28,230	$74,932	$174,807	$55,920
Denominator:
Weighted-average common shares outstanding - basic	389,518,461	377,132,162	383,278,398	376,384,657
Dilutive effect of stock awards	19,814,536	10,632,418	18,127,013	10,745,467
Weighted-average common shares outstanding - diluted	409,332,997	387,764,580	401,405,411	387,130,124
Earnings per common share attributable to common stockholders:
Basic	$0.07	$0.20	$0.46	$0.15
Diluted	$0.07	$0.19	$0.44	$0.14
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	—	2,817,830	—	7,564,301

NOTE 14: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company, and Marc Rosen, Executive Vice President and President of Direct-to-Consumer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and six months ended May 26, 2019, the Company donated $0.4 million and $8.9 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $6.9 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2019

NOTE 15: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in thousands)
Net revenues:
Americas	$692,698	$669,791	$1,409,962	$1,326,988
Europe	398,369	366,836	863,045	819,558
Asia	221,873	209,115	474,391	442,881
Total net revenues	$1,312,940	$1,245,742	$2,747,398	$2,589,427
Operating income:
Americas	$101,631	$97,212	$225,287	$208,457
Europe	58,709	53,173	180,333	168,459
Asia	17,063	16,410	60,028	57,119
Regional operating income	177,403	166,795	465,648	434,035
Corporate expenses(1)	114,505	89,513	201,838	181,831
Total operating income	62,898	77,282	263,810	252,204
Interest expense	(15,126)	(14,465)	(32,670)	(29,962)
Underwriter commission paid on behalf of selling stockholders	(24,860)	—	(24,860)	—
Other income, net(1)	3,166	12,895	1,520	2,495
Income before income taxes	$26,078	$75,712	$207,800	$224,737
_____________

(1)
The amounts in Corporate expenses and Other income, net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report, our audited financial statements and related notes thereto for the year ended November 25, 2018, included in the final prospectus related to our initial public offering ("IPO"), dated March 20, 2019 (File No. 333-229630) (the "Prospectus"), filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Securities Act"), on March 21, 2019, and our other filings with the SEC. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. See "-Financial Information Presentation - Fiscal Year."
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (direct-to-consumer or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 26, 2019, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of May 26, 2019, we had 854 company-operated stores located in 32 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Our Europe and Asia businesses, collectively, contributed 49% of our net revenues and 52% of our regional operating income in the first six months of both 2019 and 2018. Sales of Levi’s brand products represented 87% of our total net sales in the first six months of both 2019 and 2018.
Our wholesale channel generated 61% and 62% of our net revenues in the first six months of 2019 and 2018, respectively. Our DTC channel generated 39% and 38% of our net revenues in the first six months of 2019 and 2018, respectively, with our company operated e-commerce representing 14% and 13% of DTC channel net revenues and 6% and 5% of total net revenues in the first six months of 2019 and 2018, respectively.
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

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. The current domestic and international political environment, including changes to other U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations. In addition, the United States enacted new tax legislation in fiscal year 2018, which is intended to stimulate economic growth and capital investments in the United States by, among other provisions, lowering tax rates for both corporations and individuals.

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
Recent Developments
In connection with the IPO, on March 19, 2019 our board of directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units ("RSUs") and their concurrent replacement with similar equity-settled RSUs, pursuant to our 2016 Equity Incentive Plan, as amended and restated to date ("2016 Plan"). RSUs for certain foreign affiliates will continue to be cash-settled. Other than the form of settlement, all other terms of the awards (including their vesting schedules) are the same. Prior to this modification, the cash-settled awards were classified as liabilities and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards was measured using the modification date fair value. Additionally, $45.8 million and $10.3 million were reclassified on our consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital.
As part of the IPO, we agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and was recorded as non-operating expense in the second quarter of 2019.
Our Second Quarter 2019 Results

•
Net revenues. Consolidated net revenues increased 5% on a reported basis and 9% on a constant-currency basis compared to the second quarter of 2018. This increase was driven by broad-based growth across all three regions.

•
Operating income. Compared to the second quarter of 2018, consolidated operating income decreased 19% and operating margin decreased to 4.8%, as higher net revenues were more than offset by higher selling, general and administrative expenses ("SG&A") associated with higher advertising and promotion expense driven by more media spend in the second quarter of 2019 in comparison to 2018.

•
Net income. Compared to the second quarter of 2018, consolidated net income decreased 63%, primarily due to a $24.9 million underwriter commission paid by us on behalf of selling stockholders in connection with our IPO.

•	Adjusted Net Income. Compared to the second quarter of 2018, adjusted net income decreased due to lower operating income and decreased net gains on our foreign exchange derivatives.

•	Earnings per share. Compared to the second quarter of 2018, diluted earnings per share decreased from $0.19 to $0.07 due to lower net income.
Our Year-to-Date 2019 Results

•
Net revenues. Consolidated net revenues increased 6% on a reported basis and 10% on a constant-currency basis compared to the first six months of 2018. This increase was driven by growth across all three regions and all channels.

•
Operating income. Compared to the first six months of 2018, consolidated operating income increased 5% and operating margin decreased slightly to 9.6%, as higher net revenues was partially offset by higher SG&A associated with higher selling expense to support store growth.

•
Net income. Compared to the first six months of 2018, consolidated net income increased to $175 million from $58 million, primarily due to the prior period $137 million charge from the transitional impact from the 2017 Tax Cuts and Jobs Act (the "Tax Act").

•	Earnings per share. Compared to the first six months of 2018, diluted earnings per share increased from $0.14 to $0.44 due to higher net income.

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the last Sunday of the last month of that quarter. Each quarter of fiscal years 2019 and 2018 consists of 13 weeks.
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

•
SG&A and Other Income, net in the period ended May 27, 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

Results of Operations for Three and Six Months Ended May 26, 2019, as Compared to Same Periods in 2018
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 26, 2019	May 27, 2018	% Increase (Decrease)	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018	% Increase (Decrease)	May 26, 2019	May 27, 2018
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Net revenues	$1,312.9	$1,245.7	5.4%	100.0%	100.0%	$2,747.4	$2,589.4	6.1%	100.0%	100.0%
Cost of goods sold	612.5	574.8	6.6%	46.7%	46.1%	1,264.2	1,180.4	7.1%	46.0%	45.6%
Gross profit	700.4	670.9	4.4%	53.3%	53.9%	1,483.2	1,409.0	5.3%	54.0%	54.4%
Selling, general and administrative expenses	637.5	593.6	7.4%	48.6%	47.7%	1,219.4	1,156.8	5.4%	44.4%	44.7%
Operating income	62.9	77.3	(18.6)%	4.8%	6.2%	263.8	252.2	4.6%	9.6%	9.7%
Interest expense	(15.2)	(14.5)	4.8%	(1.2)%	(1.2)%	(32.7)	(30.0)	9.0%	(1.2)%	(1.2)%
Underwriter commission paid on behalf of selling stockholders	(24.9)	—	*	(1.9)%	—%	(24.9)	—	*	(0.9)%	—%
Other income, net	3.2	12.9	(75.2)%	0.2%	1.0%	1.6	2.5	(36.0)%	0.1%	0.1%
Income before income taxes	26.0	75.7	(65.7)%	2.0%	6.1%	207.8	224.7	(7.5)%	7.6%	8.7%
Income tax (benefit) expense	(2.5)	(1.3)	92.3%	(0.2)%	(0.1)%	32.8	166.3	(80.3)%	1.2%	6.4%
Net income	28.5	77.0	(63.0)%	2.2%	6.2%	175.0	58.4	199.7%	6.4%	2.3%
Net income attributable to noncontrolling interest	(0.3)	(2.1)	(85.7)%	—	(0.2)%	(0.2)	(2.5)	(92.0)%	—	(0.1)%
Net income attributable to Levi Strauss & Co.	$28.2	$74.9	(62.3)%	2.1%	6.0%	$174.8	$55.9	212.7%	6.4%	2.2%
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase				% Increase
	May 26, 2019	May 27, 2018	As Reported	Constant Currency	May 26, 2019	May 27, 2018	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$692.7	$669.7	3.4%	4.0%	$1,410.0	$1,326.9	6.3%	7.0%
Europe	398.3	366.9	8.6%	17.8%	863.0	819.6	5.3%	13.5%
Asia	221.9	209.1	6.1%	12.2%	474.4	442.9	7.1%	13.1%
Total net revenues	$1,312.9	$1,245.7	5.4%	9.2%	$2,747.4	$2,589.4	6.1%	10.0%
Total net revenues increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 26, 2019, as compared to the same prior-year periods.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region increased for the three-month and six-month periods ended May 26, 2019. Currency translation had an unfavorable impact on net revenues of approximately $4 million and $9 million for the three-month and six-month periods ended May 26, 2019.
Excluding the effects of currency, the increase in net revenues for both the three-month and six-month periods ended May 26, 2019 was due to growth in both channels in the region. Wholesale revenues grew in the three-month period, primarily as a result of increased sales in Mexico, partially offset by a decline in Levi's men's products in the U.S. In the six-month period, higher sales of Levi's woman's and Signature products to both traditional and off-price retailers also contributed to the increase in wholesale revenues. DTC revenues grew in both periods as a result of expansion within our company-operated retail network in the region, with 20 more stores in operation at the end of the second quarter of 2019 than the second quarter of 2018. The performance of our company-operated retail outlet and e-commerce businesses also contributed to our DTC growth in the six-month period.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 26, 2019, with currency translation affecting net revenues unfavorably by approximately $29 million and $59 million, respectively.
Constant-currency net revenues increased for the three-month and six-month periods ended May 26, 2019 as a result of growth across both DTC and wholesale channels driven by continued performance of Levi's women's and men's products. Additionally, growth in DTC was driven by our company-operated retail network, primarily strong performance in owned and operated outlets, as well as 29 more stores in operation at the end of the second quarter of 2019 than the second quarter of 2018.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 26, 2019, with currency affecting net revenues unfavorably by approximately $11 million and $23 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three-month and six-month periods ended May 26, 2019 was primarily due to increased net revenues in our wholesale business, particularly in India, as well as store expansion and strong performance of our company-operated retail network. Our company-operated retail network benefited from 29 more stores at the end of the second quarter of 2019 than the second quarter of 2018.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 26, 2019	May 27, 2018	% Increase	May 26, 2019	May 27, 2018	% Increase
	(Dollars in millions)
Net revenues	$1,312.9	$1,245.7	5.4%	$2,747.4	$2,589.4	6.1%
Cost of goods sold	612.5	574.8	6.6%	1,264.2	1,180.4	7.1%
Gross profit	$700.4	$670.9	4.4%	$1,483.2	$1,409.0	5.3%
Gross margin	53.3%	53.9%		54.0%	54.4%
Currency translation unfavorably impacted gross profit by approximately $25 million and $52 million for the three-month and six-month periods ended May 26, 2019, respectively. For the three-month and six-month periods, gross margin decreased primarily due to unfavorable transactional currency impacts as well as higher product costs due to increased investment in comparison to prior periods. These unfavorable impacts were partially offset by revenue growth in our company-operated retail network.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 26, 2019	May 27, 2018	% Increase (Decrease)	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018	% Increase (Decrease)	May 26, 2019	May 27, 2018
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$269.1	$254.2	5.9%	20.5%	20.4%	$547.5	$508.2	7.7%	19.9%	19.6%
Advertising and promotion	114.5	96.9	18.2%	8.7%	7.8%	187.0	173.1	8.0%	6.8%	6.7%
Administration	111.8	113.3	(1.3)%	8.5%	9.1%	206.2	221.1	(6.7)%	7.5%	8.5%
Other	142.1	129.2	10.0%	10.8%	10.4%	278.7	254.4	9.6%	10.1%	9.8%
Total SG&A	$637.5	$593.6	7.4%	48.6%	47.7%	$1,219.4	$1,156.8	5.4%	44.4%	44.7%

Currency impacted SG&A favorably by approximately $19 million and $35 million for the three-month and six-month periods ended May 26, 2019, respectively.
Selling.  Currency impacted selling expenses favorably by approximately $11 million and $21 million for the three-month and six-month periods ended May 26, 2019, respectively. Higher selling expenses primarily reflected costs associated with the expansion and performance of our DTC business, including increased investment in new and existing company-operated stores. We had 78 more company-operated stores at the end of the second quarter of 2019 than we did at the end of the second quarter of 2018.
Advertising and promotion.   Currency impacted advertising and promotion expenses favorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 26, 2019, respectively. Advertising and promotion expenses increased due to more media spend in the second quarter of 2019. The investment in advertising increased slightly in comparison to the same six-month period in 2018.
Administration.   Administration expenses include functional administrative and organization costs. Currency impacted administration expenses favorably by approximately $2 million and $4 million for the three-month and six-month periods ended May 26, 2019, respectively. Administration costs decreased reflecting lower incentive compensation as compared to the same periods in prior year.

Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency impacted SG&A other costs favorably by approximately $2 million and $5 million for the three-month and six-month periods ended May 26, 2019, respectively. The increase in SG&A other costs for the three-month and six-month periods ended May 26, 2019 was primarily due to a $4.7 million and $10.7 million increase in distribution costs to support higher wholesale volume, respectively.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 26, 2019	May 27, 2018	% Increase (Decrease)	May 26, 2019		May 27, 2018		May 26, 2019	May 27, 2018	% Increase	May 26, 2019		May 27, 2018
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$101.6	$97.2	4.5%	14.7%		14.5%		$225.3	$208.4	8.1%	16.0%		15.7%
Europe	58.7	53.2	10.3%	14.7%		14.5%		180.3	168.5	7.0%	20.9%		20.6%
Asia	17.0	16.4	3.7%	7.7%		7.8%		60.0	57.1	5.1%	12.6%		12.9%
Total regional operating income	177.3	166.8	6.3%	13.5%	*	13.4%	*	465.6	434.0	7.3%	16.9%	*	16.8%	*
Corporate expenses	114.4	89.5	27.8%	8.7%	*	7.2%	*	201.8	181.8	11.0%	7.3%	*	7.0%	*
Total operating income	$62.9	$77.3	(18.6)%	4.8%	*	6.2%	*	$263.8	$252.2	4.6%	9.6%	*	9.7%	*
Operating margin	4.8%	6.2%						9.6%	9.7%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $6 million and $17 million for the three-month and six-month periods ended May 26, 2019, respectively.
Regional operating income.

•
Americas. Currency translation did not have a significant impact for the three-month and six-month periods ended May 26, 2019. The increase in operating income was primarily due to higher net revenues as a result of strong performance of our wholesale and DTC businesses. This was partially offset by higher SG&A expense to support store growth as well as higher advertising and promotion expense.

•
Europe. Currency translation had an unfavorable impact of approximately $5 million and $13 million for the three-month and six-month periods ended May 26, 2019, respectively. The increase in operating income was due to higher net revenues across all channels, partially offset by higher selling costs to support store expansion and increased investment in advertising and promotion.

•
Asia. Currency translation had an unfavorable impact of approximately $2 million and $4 million for the three-month and six-month periods ended May 26, 2019, respectively. The increase in operating income was due to higher wholesale and DTC revenues, partially offset by higher SG&A expense to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization. Currency translation did not have a significant impact on corporate expenses for the three-month and six-month periods ended May 26, 2019. The increase in the corporate expenses for the three-month and six-month periods ended May 26, 2019 was primarily due to an increase in foreign currency transaction losses related to our global sourcing organizations procurement of inventory on behalf of our foreign subsidiaries.

Interest expense
Interest expense was $15.2 million and $32.7 million for the three-month and six-month periods ended May 26, 2019, respectively, as compared to $14.5 million and $30.0 million for the same prior-year periods.
Our weighted-average interest rate on average borrowings outstanding during the three and six months ended May 26, 2019 was 5.32% and 5.27%, respectively, as compared to 5.19% and 5.00% during the same periods in 2018.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month and six-month periods ended May 26, 2019, we recorded income of $3.2 million and $1.6 million, respectively, as compared to income of $12.9 million and $2.5 million for the same prior-year periods. The income in the three-month period ended May 27, 2018 primarily reflected net gains on our foreign exchange derivatives.
Underwriter commission paid on behalf of selling stockholders
For the three-month period ended May 26, 2019, we recorded an expense of $24.9 million for underwriting discounts and commissions paid by us on behalf of the selling stockholders in connection with our IPO.
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
The effective income tax rate was 15.8% for the six months ended May 26, 2019, compared to 74.0% for the same prior-year period. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a 61% one-time tax charge in 2018 related to the impact of the Tax Act. Of the impact, 44% is due to remeasurement of deferred tax assets and liabilities and 17% is related to transition charges on undistributed foreign earnings.

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
In March 2019, we completed our IPO in which we issued and sold 14,960,557 shares of Class A common stock at a public offering price of $17.00 per share. We received net proceeds of $234.6 million after deducting underwriting discounts and commissions of $13.6 million and other direct and incremental offering expenses of $6.1 million. We agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and was recorded as non-operating expense in the second quarter of 2019. Additionally, we incurred $3.5 million of other costs associated with the IPO that were recorded in SG&A.
As of May 26, 2019, we did not have any borrowings under the credit facility, unused availability under the credit facility was $805.6 million, and our total availability of $837 million, based on collateral levels as defined by the agreement, was reduced by $31.4 million of other credit-related instruments.
As of May 26, 2019, we had cash and cash equivalents totaling approximately $860.9 million and short-term investments of 79.7 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.7 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2016 Plan and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements. Upon completion of our IPO in March 2019 (discussed in Note 1), our 2016 Plan was replaced with our 2019 Equity Incentive Plan ("2019 Plan"). Under the 2016 Plan, holders of shares could require us to repurchase such shares at the then-current market value pursuant to a contractual put right. Under the 2019 Plan and as a result of the IPO, this contractual put right was terminated. However, upon vesting or exercise of an award, we will continue to net settle shares in order to pay withholding taxes on behalf of our employees.
There have been no material changes to our estimated cash requirements for 2019 from those disclosed in our 2018 Annual Report on Form 10-K.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 26, 2019	May 27, 2018
	(Dollars in millions)
Cash provided by operating activities	$161.8	$227.6
Cash used for investing activities	(143.2)	(79.3)
Cash provided by (used for) financing activities	131.0	(80.2)
Cash and cash equivalents at period end	860.9	698.7
Cash flows from operating activities
Cash provided by operating activities was $161.8 million for the six-month period in 2019, as compared to $227.6 million for the same period in 2018. The decrease primarily reflects higher payments for inventory and SG&A expenses to support our growth, higher payments for employee incentive compensation, and a payment made for underwriting commissions on behalf of selling stockholders in connection with our IPO in March 2019. This was partially offset by an increase in cash received from customers as well as less contributions to our pension plans.
Cash flows from investing activities
Cash used for investing activities was $143.2 million for the six-month period in 2019, as compared to $79.3 million for the same period in 2018. The increase in cash used for investing activities primarily reflects net payments to acquire short-term investments and an increase in capital expenditures during 2019, partially offset by proceeds from settlement of forward foreign exchange contracts.
Cash flows from financing activities
Cash provided by financing activities was $131.0 million for the six-month period in 2019, as compared to cash used of $80.2 million for the same period in 2018. Cash provided in 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payment of a $55.0 million cash dividend, payments of $19.7 million for underwriting commissions and other direct and incremental offering costs, and payments made for equity award exercises. Cash used in 2018 primarily reflects the payment of a $45.0 million cash dividend and payments made for equity award exercises.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.02 billion as of May 26, 2019, we had fixed-rate debt of $1.02 billion (99.6% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $3.9 million (0.4% of total debt). As of May 26, 2019, our required aggregate debt principal payments on our unsecured long-term debt were $1.02 billion in years after 2023. Short-term borrowings of $11.5 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in material compliance with all of these covenants as of May 26, 2019.
Non-GAAP Financial Measures
Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Margin
We define Adjusted EBIT, a non-GAAP financial measure, as net income excluding income tax (benefit) expense, interest expense, other income, net, underwriter commission paid on behalf of selling stockholders, costs associated with the initial public offering, impact of changes in fair value on cash-settled stock-based compensation, and restructuring and related charges, severance and other, net. We define Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues. We define Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense. We define adjusted net income, a non-GAAP financial measure, as net income excluding impact of underwriter commission paid on behalf of selling stockholders, costs associated with the initial public offering, impact of changes in fair value on cash-settled stock-based compensation, restructuring and related charges, severance and other, net, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Act, adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense divided by our income before income taxes, each as reflected in our statement of operations for the relevant period, except that during the first six months of 2018 we excluded from income tax expense the effect of the $99.1 million re-measurement described above. We define adjusted net income margin as adjusted net income as a percentage of net revenues. We believe Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income and adjusted net income margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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

•	all of these non-GAAP financial measures exclude underwriter commission paid on behalf of selling stockholders in connection with our IPO that reduces cash available to us;

•	all of these non-GAAP financial measures exclude other costs associated with our IPO;

•
all of these non-GAAP financial measures exclude the expense resulting from the impact of changes in fair value on our cash-settled stock-based compensation awards, even though, prior to March 2019, such awards were required to be settled in cash;

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
Adjusted EBIT and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$28.5	$77.0	$175.0	$58.4

Non-GAAP measure:
Net income	28.5	77.0	175.0	58.4
Income tax (benefit) expense	(2.5)	(1.3)	32.8	166.3
Interest expense	15.2	14.5	32.7	30.0
Other income, net(1)	(3.2)	(12.9)	(1.6)	(2.5)
Underwriter commission paid on behalf of selling stockholders	24.9	—	24.9	—
Other costs associated with the initial public offering	3.5	—	3.5	—
Impact of changes in fair value on cash-settled stock-based compensation	15.0	7.2	20.3	12.2
Restructuring and related charges, severance and other, net	0.2	0.8	0.3	1.1
Adjusted EBIT	$81.6	$85.3	$287.9	$265.5
Depreciation and amortization	30.1	31.9	58.7	64.7
Adjusted EBITDA	$111.7	$117.2	$346.6	$330.2
Adjusted EBIT margin	6.2%	6.8%	10.5%	10.3%
_____________
(1) Other income, net in the periods ended May 27, 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income for each of the periods presented.
Adjusted Net Income:

	Three Months Ended		Six Months Ended
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$28.5	$77.0	$175.0	$58.4

Non-GAAP measure:
Net income	28.5	77.0	175.0	58.4
Underwriter commission paid on behalf of selling stockholders	24.9	—	24.9	—
Other costs associated with the initial public offering	3.5	—	3.5	—
Impact of changes in fair value on cash-settled stock-based compensation	15.0	7.2	20.3	12.2
Restructuring and related charges, severance and other, net	0.2	0.8	0.3	1.1
Remeasurement of deferred tax assets and liabilities	—	—	—	99.1
Tax impact of adjustments	(2.8)	(1.6)	(3.8)	(4.0)
Adjusted net income	$69.3	$83.4	$220.2	$166.8
Adjusted net income margin	5.3%	6.7%	8.0%	6.4%
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

	May 26, 2019	November 25, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,022.6	$1,052.2

Non-GAAP measure:
Total debt, excluding capital leases	$1,022.6	$1,052.2
Cash and cash equivalents	(860.9)	(713.1)
Short-term investments in marketable securities	(79.7)	—
Net debt	$82.0	$339.1

Adjusted Free Cash Flow:
We define adjusted free cash flow, a non-GAAP financial measure, as net cash flow from operating activities plus underwriter commission paid on behalf of selling stockholders, less purchases of property, plant and equipment, plus proceeds (less payments) on settlement of forward foreign exchange contracts not designated for hedge accounting, less repurchases of common stock, including shares surrendered for tax withholdings on equity award exercises, and cash dividends to stockholders. We believe adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
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

	Six Months Ended
	May 26, 2019	May 27, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$161.8	$227.6

Non-GAAP measure:
Net cash provided by operating activities	$161.8	$227.6
Underwriter commission paid on behalf of selling stockholders	24.9	—
Purchases of property, plant and equipment	(77.0)	(61.2)
Proceeds (Payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	13.1	(18.1)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(28.6)	(22.0)
Dividend to stockholders	(55.0)	(45.0)
Adjusted free cash flow	$39.2	$81.3
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
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and six-month periods ended May 26, 2019:

	Three Months Ended			Six Months Ended
	May 26, 2019	May 27, 2018	% Increase	May 26, 2019	May 27, 2018	% Increase
	(Dollars in millions)
	(Unaudited)
Total revenues
As reported	$1,312.9	$1,245.7	5.4%	$2,747.4	$2,589.4	6.1%
Impact of foreign currency exchange rates	—	(43.7)	*	—	(91.5)	*
Constant-currency net revenues	$1,312.9	$1,202.0	9.2%	$2,747.4	$2,497.9	10.0%

Americas
As reported	$692.7	$669.7	3.4%	$1,410.0	$1,326.9	6.3%
Impact of foreign currency exchange rates	—	(3.7)	*	—	(9.2)	*
Constant-currency net revenues - Americas	$692.7	$666.0	4.0%	$1,410.0	$1,317.7	7.0%

Europe
As reported	$398.3	$366.9	8.6%	$863.0	$819.6	5.3%
Impact of foreign currency exchange rates	—	(28.7)	*	—	(59.0)	*
Constant-currency net revenues - Europe	$398.3	$338.2	17.8%	$863.0	$760.6	13.5%

Asia
As reported	$221.9	$209.1	6.1%	$474.4	$442.9	7.1%
Impact of foreign currency exchange rates	—	(11.3)	*	—	(23.3)	*
Constant-currency net revenues - Asia	$221.9	$197.8	12.2%	$474.4	$419.6	13.1%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:

	Three Months Ended			Six Months Ended
	May 26, 2019	May 27, 2018	% Increase (Decrease)	May 26, 2019	May 27, 2018	% Increase
	(Dollars in millions)
	(Unaudited)
Adjusted EBIT	$81.6	$85.3	(4.3)%	$287.9	$265.5	8.4%
Impact of foreign currency exchange rates	—	(6.0)	*	—	(17.0)	*
Constant-currency Adjusted EBIT	$81.6	$79.3	2.9%	$287.9	$248.5	15.9%

Constant-currency Adjusted EBIT margin (1)	6.2%	6.6%		10.5%	9.9%
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
Revenue recognition. On November 26, 2018 we adopted ASC 606 Revenue from Contracts with Customers using the modified retrospective approach and determined there is no impact to retained earnings upon adoption.
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
Refer to Note 1 and Note 10 for more information.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in Part II, Item 1A on this Quarterly Report and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of May 26, 2019. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 26, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during the quarter ended May 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales to our top ten wholesale customers accounted for 22% of our total net revenues for the quarters ended May 26, 2019 and May 27, 2018. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer-including bankruptcy or liquidation-could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Any of the foregoing could adversely affect our business and financial condition. For example, in October 2018, our wholesale customer, Sears Holdings Corporation and certain of its subsidiaries, including Kmart, filed for federal bankruptcy protection and announced plans to close unprofitable stores. These developments will likely adversely affect our sales to this customer, even if it continues operations.
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

•
other channels, including vertically-integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and

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
Changes to trade policy, including tariff and import/export regulations, may have a material adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The Trump Administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, including NAFTA, the imposition of higher tariffs on U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which still needs to be ratified. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
As a result of recent policy changes and proposals of the Trump Administration, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down for any reason, including as a result of fire, other natural disaster or labor disruption, we could face shortages of inventory, resulting in “out of stock” conditions in the e-commerce sites we operate and those operated by our wholesale customers or other third parties, and we could incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers. Any of these issues could have an adverse effect on our business and harm our reputation.
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
As of May 26, 2019, we had $1.02 billion of debt, all of which was unsecured, and we had $805.6 million of additional borrowing capacity under our credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
We import materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.
Substantially all of our import operations are subject to complex custom laws, regulations and tax requirements as well as trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 election in the United States and the Brexit vote in the United Kingdom have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as a withdrawal of the United States from, or a significant renegotiation or replacement of, NAFTA, the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
In 2018, the Trump Administration announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed tariffs on goods imported from China in connection with China’s intellectual property practices. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the USMCA, which still needs to be ratified. Currently, of the products that we sell in the United States, approximately 8% are manufactured in Mexico and less than 8% are manufactured in China. If the Trump Administration follows through on its proposed China tariffs or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, Mexico or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may lose all or part of your investment.
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
Future sales of our Class A common stock by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of July 3, 2019 we had outstanding a total of 42,166,667 shares of Class A common stock and 350,332,920 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
We have broad discretion in how we may use the net proceeds from our initial public offering, and we may not use them effectively.
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
As of July 3, 2019, there were 350,332,920 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") granted under our 2016 Plan that may be settled in shares of our Class B common stock. All of the shares of Class A common stock issuable upon the conversion of shares of Class B common stock subject to outstanding options are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
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
(a) Recent Sales of Unregistered Securities
On March 19, 2019, our board of directors approved the cancellation of the majority of the outstanding unvested cash-settled RSUs held by certain of our employees and their concurrent replacement with similar equity-settled RSUs. Other than the form of settlement, all terms of the awards (including their vesting schedules) are the same. The RSUs represent 6,541,910 shares of Class B common stock. The PRSUs represent 2,082,560 shares of Class B common stock at target levels of performance and 4,165,120 shares of Class B common stock at maximum levels of performance. The awards were made under our 2016 Plan.
The PRSUs were granted with the following vesting schedule (in each case, at target levels of performance): (a) 879,280 vest on February 1, 2020; (b) 734,930 vest on January 30, 2021; and (c) 468,350 vest on January 30, 2022. The RSUs were granted with the following vesting schedule: (a) 2,641,540 vest on February 1, 2020; (b) 240,630 vest on July 19, 2020; (c) 5,200 vest on January 30, 2021; (d) 6,620 vest on July 18, 2020; (e) 75,290 vest on September 15, 2020; (f) 1,732,130 vest in equal 33% installments on January 30, 2020, 2021 and 2022; (g) 18,220 vest in equal 50% installments on January 30, 2020 and 2021; (h) 1,668,990 vest in equal 25% installments on January 30, 2020, 2021, 2022 and 2023; (i) 96,020 vest in equal 33% installments on July 18, 2020, 2021 and 2022; and (j) 57,270 vest in equal 33% installments on September 14, 2020, 2021 and 2022.
(b) Use of Proceeds from Registered Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 25, 2019 - March 24, 2019	—	—	—	—
March 25, 2019 - April 21, 2019	—	—	—	—
April 22, 2019 - May 26, 2019	—	$—	—	—
Total	—	$—	—	—
_____________
(1) No shares of common stock were purchased during the quarter ended May 26, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
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
The 2019 ESPP authorizes the issuance of 12,000,000 shares of our Class A common stock and is subject to automatic annual increases.

Item 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-06631	3.2	3/25/2019
10.1	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.2	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.4	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.5	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 9, 2019		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)