Form 10-Q
period 2019-08-25
LEVI STRAUSS & CO
filed 2019-10-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 25, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of October 3, 2019, the registrant had 46,786,600 shares of Class A common stock, $0.001 par value per share and 345,929,590 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 25, 2019	November 25, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$863,773	$713,120
Short-term investments in marketable securities	80,220	—
Trade receivables, net of allowance for doubtful accounts of $9,438 and $10,037	722,001	534,164
Inventories:
Raw materials	5,560	3,681
Work-in-process	2,754	2,977
Finished goods	927,243	877,115
Total inventories	935,557	883,773
Other current assets	212,116	157,002
Total current assets	2,813,667	2,288,059
Property, plant and equipment, net of accumulated depreciation of $1,033,729 and $974,206	498,938	460,613
Goodwill	235,630	236,246
Other intangible assets, net	42,794	42,835
Deferred tax assets, net	413,256	397,791
Other non-current assets	134,712	117,116
Total assets	$4,138,997	$3,542,660

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$27,554	$31,935
Accounts payable	357,747	351,329
Accrued salaries, wages and employee benefits	194,291	298,990
Accrued interest payable	16,263	6,089
Accrued income taxes	47,370	15,466
Accrued sales allowances (Note 1)	125,456	—
Other accrued liabilities	417,342	348,390
Total current liabilities	1,186,023	1,052,199
Long-term debt	1,007,008	1,020,219
Postretirement medical benefits	68,783	74,181
Pension liability	187,793	195,639
Long-term employee related benefits	80,406	107,556
Long-term income tax liabilities	11,716	9,805
Other long-term liabilities	128,923	116,462
Total liabilities	2,670,652	2,576,061
Commitments and contingencies
Temporary equity (Note 1)	—	299,140

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.001 par value; 1,200,000,000 Class A shares authorized, 43,028,267 shares and no shares issued and outstanding as of August 25, 2019 and November 25, 2018, respectively; and 422,000,000 Class B shares authorized, 349,644,520 shares and 376,028,430 shares issued and outstanding, as of August 25, 2019 and November 25, 2018, respectively	393	376
Additional paid-in capital (Note 1)	647,633	—
Accumulated other comprehensive loss	(406,450)	(424,584)
Retained earnings	1,219,089	1,084,321
Total Levi Strauss & Co. stockholders’ equity	1,460,665	660,113
Noncontrolling interest	7,680	7,346
Total stockholders’ equity	1,468,345	667,459
Total liabilities, temporary equity and stockholders’ equity	$4,138,997	$3,542,660
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,447,081	$1,394,153	$4,194,479	$3,983,580
Cost of goods sold	680,335	652,591	1,944,502	1,833,017
Gross profit	766,746	741,562	2,249,977	2,150,563
Selling, general and administrative expenses	595,528	582,146	1,814,949	1,738,943
Operating income	171,218	159,416	435,028	411,620
Interest expense	(15,292)	(15,697)	(47,962)	(45,659)
Underwriter commission paid on behalf of selling stockholders	—	—	(24,860)	—
Other expense, net	(4,369)	(3,839)	(2,849)	(1,344)
Income before income taxes	151,557	139,880	359,357	364,617
Income tax expense	27,340	10,299	60,182	176,633
Net income	124,217	129,581	299,175	187,984
Net loss (income) attributable to noncontrolling interest	292	543	141	(1,940)
Net income attributable to Levi Strauss & Co.	$124,509	$130,124	$299,316	$186,044
Earnings per common share attributable to common stockholders:
Basic	$0.32	$0.34	$0.77	$0.49
Diluted	$0.30	$0.33	$0.73	$0.48
Weighted-average common shares outstanding:
Basic	394,169,688	377,742,492	387,289,913	377,171,010
Diluted	413,639,749	390,586,032	407,844,136	387,849,263

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands) (Unaudited)
Net income	$124,217	$129,581	$299,175	$187,984
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,431	3,347	10,317	9,864
Derivative instruments	9,215	8,645	23,619	14,772
Foreign currency translation losses	(6,523)	(15,483)	(11,280)	(30,055)
Unrealized gains on marketable securities	475	282	1,694	456
Total other comprehensive income (loss), before related income taxes	6,598	(3,209)	24,350	(4,963)
Income taxes expense related to items of other comprehensive income	(1,568)	(2,050)	(5,741)	(4,433)
Comprehensive income, net of income taxes	129,247	124,322	317,784	178,588
Comprehensive loss (income) attributable to noncontrolling interest	68	700	(334)	(1,883)
Comprehensive income attributable to Levi Strauss & Co.	$129,315	$125,022	$317,450	$176,705

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands) (Unaudited)
Balance at November 26, 2017	$375	$—	$1,100,916	$(404,381)	$5,478	$702,388
Net (loss) income	—	—	(19,012)	—	383	(18,629)
Other comprehensive income, net of tax	—	—	—	5,167	261	5,428
Stock-based compensation and dividends, net	2	5,254	—	—	—	5,256
Reclassification to temporary equity	—	9,590	(42,589)	—	—	(32,999)
Repurchase of common stock	—	(14,844)	—	—	—	(14,844)
Cash dividends declared ($0.24 per share)	—	—	(90,000)	—	—	(90,000)
Balance at February 25, 2018	377	—	949,315	(399,214)	6,122	556,600
Net income	—	—	74,932	—	2,100	77,032
Other comprehensive loss, net of tax	—	—	—	(9,405)	(161)	(9,566)
Stock-based compensation and dividends, net	—	5,566	—	—	—	5,566
Reclassification to temporary equity	—	(2,438)	(27,796)	—	—	(30,234)
Repurchase of common stock	—	(3,128)	(4,055)	—	—	(7,183)
Balance at May 27, 2018	377	—	992,396	(408,619)	8,061	592,215
Net income	—	—	130,124	—	(543)	129,581
Other comprehensive loss, net of tax	—	—	—	(5,102)	(157)	(5,259)
Stock-based compensation and dividends, net	1	4,266	(64)	—	—	4,203
Reclassification to temporary equity	—	7,230	(42,052)	—	—	(34,822)
Repurchase of common stock	(2)	(11,496)	(20,246)	—	—	(31,744)
Balance at August 26, 2018	$376	$—	$1,060,158	$(413,721)	$7,361	$654,174

Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459
Net income (loss)	—	—	146,577	—	(126)	146,451
Other comprehensive income, net of tax	—	—	—	8,214	180	8,394
Stock-based compensation and dividends, net	—	1,497	—	—	—	1,497
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(991)	(2,923)	—	—	(3,914)
Cash dividends declared ($0.29 per share)	—	—	(110,000)	—	—	(110,000)
Balance at February 24, 2019	376	—	1,094,636	(416,370)	7,400	686,042
Net income	—	—	28,230	—	277	28,507
Other comprehensive income, net of tax	—	—	—	5,114	71	5,185
Stock-based compensation and dividends, net	2	12,515	—	—	—	12,517
Repurchase of common stock	—	(24,696)	—	—	—	(24,696)
Reclassification from temporary equity in connection with initial public offering (Note 1)	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering (Note 1)	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering (Note 1)	—	56,130	—	—	—	56,130
Balance at May 26, 2019	392	629,703	1,094,666	(411,256)	7,748	1,321,253
Net income	—	—	124,509	—	(292)	124,217
Other comprehensive income, net of tax	—	—	—	4,806	224	5,030
Stock-based compensation and dividends, net	1	17,930	(86)	—	—	17,845
Balance at August 25, 2019	$393	$647,633	$1,219,089	$(406,450)	$7,680	$1,468,345
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 25, 2019	August 26, 2018
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$299,175	$187,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,305	92,130
Unrealized foreign exchange losses (gains)	19,625	(13,827)
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(9,309)	20,446
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	10,317	9,865
Stock-based compensation	31,859	15,025
Other, net	3,380	3,678
(Benefit from) provision for deferred income taxes	(20,352)	127,626
Change in operating assets and liabilities:
Trade receivables	(21,387)	(11,692)
Inventories	(79,355)	(202,822)
Other current assets	(40,926)	(36,122)
Other non-current assets	(7,070)	(6,045)
Accounts payable and other accrued liabilities	(26,293)	111,164
Restructuring liabilities	(248)	(306)
Income tax liabilities	34,918	11,479
Accrued salaries, wages and employee benefits and long-term employee related benefits	(88,817)	(101,758)
Other long-term liabilities	9,715	(2,066)
Net cash provided by operating activities	205,537	204,759
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(128,041)	(99,260)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	9,309	(20,446)
Payments to acquire short-term investments	(94,702)	—
Proceeds from sale, maturity and collection of short-term investments	15,057	—
Net cash used for investing activities	(198,377)	(119,706)
Cash Flows from Financing Activities:
Proceeds from short-term credit facilities	25,259	27,737
Repayments of short-term credit facilities	(38,280)	(24,196)
Other short-term borrowings, net	9,486	49
Proceeds from issuance of Class A common stock	254,329	—
Payments for underwriter commission and other offering costs	(19,746)	—
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(28,610)	(53,773)
Dividend to stockholders	(55,000)	(45,000)
Other financing, net	(643)	(989)
Net cash provided by (used for) financing activities	146,795	(96,172)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,357)	(10,512)
Net increase (decrease) in cash and cash equivalents and restricted cash	150,598	(21,631)
Beginning cash and cash equivalents, and restricted cash	713,698	634,691
Ending cash and cash equivalents, and restricted cash	864,296	613,060
Less: Ending restricted cash	(523)	(554)
Ending cash and cash equivalents	$863,773	$612,506

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$21,573	$13,093
Property, plant and equipment additions due to build-to-suit lease transactions	10,861	2,750
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$29,621	$27,511
Cash paid for income taxes during the period, net of refunds	80,159	67,221

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three and nine months ended August 25, 2019 may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2019.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2019 and 2018 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Reclassification
Certain insignificant amounts on the consolidated statements of cash flows have been conformed to the August 25, 2019 presentation.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

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
Prior to the IPO, the holders of shares issued under the 2016 Plan could require the Company to repurchase such shares at the then-current market value pursuant to a contractual put right. Equity-classified stock-based awards that may be settled in cash at the option of the holder were presented on the Company's consolidated balance sheets outside of permanent equity. Accordingly, temporary equity on the Company's consolidated balance sheets included the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the Company's common stock issued pursuant to the 2016 Plan. Upon the completion of the IPO in the second quarter of 2019, this contractual put right was terminated and these awards are no longer presented as temporary equity. As a result, the balance in temporary equity as of immediately prior to the IPO of $351.2 million was reclassified to additional paid in capital. Refer to Note 6 for more information.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

Changes in Accounting Principles

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
The following table presents the related effect of the adoption of Topic 606 on the Consolidated Balance Sheets:

	August 25, 2019
	As Reported	Remove Effect of Adoption	Balances Without Adoption of Topic 606
	(Dollars in thousands)
Trade receivables, net of allowance for doubtful accounts	$722,001	$176,740	$545,261
Inventories: Finished goods	927,243	(17,352)	944,595
Other current assets	212,116	17,352	194,764
Total current assets	2,813,667	176,740	2,636,927
Total assets	4,138,997	176,740	3,962,257
Accrued sales allowances	125,456	125,456	—
Other accrued liabilities	417,342	51,284	366,058
Total current liabilities	1,186,023	176,740	1,009,283
Total liabilities, temporary equity and stockholders' equity	$4,138,997	$176,740	$3,962,257

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

•
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of net periodic benefit costs requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, expected return on plan assets, amortization of prior service costs or credits, curtailments and settlements, actuarial gains and losses, etc.). Accordingly, the Company determined this impacts the Company's Consolidated Statements of Income, as the service cost components of net periodic benefit costs are reported within operating income and the other components of net periodic benefit costs are reported in the Other Expense, Net line item. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. A practical expedient is permitted under the guidance which allows the Company to use information previously disclosed in the pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements. As a result of the Company's adoption of this standard, other components of net periodic benefit

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

costs, primarily interest costs and investment earnings, of $4.0 million and $0.8 million for the three months ended August 25, 2019 and August 26, 2018, respectively, and $12.0 million and $2.4 million for the nine months ended August 25, 2019 and August 26, 2018, respectively, were included in Other Expense, Net line item rather than SG&A expenses in the Company's Consolidated Statements of Income. This reclassified amount is $3.4 million for the year ended November 25, 2018.

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
First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company expects to elect the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. The Company plans to elect the practical expedient to not separate lease components from nonlease components for all leases. Additionally, the Company plans to make an accounting policy election to keep leases with an initial 12-month term or less off of the balance sheet and recognize these lease payments within the consolidated statements of income on a straight-line basis over the term of the lease. The Company continues to assess whether to elect the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Given the significant number of leases, the Company anticipates the new guidance will have a material impact on the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
Beginning the first quarter of 2019, the Company invested in short-term investments. Changes in the fair value of these marketable securities are recognized in accumulated other comprehensive loss.
The following table presents the Company’s financial instruments that are carried at fair value:

	August 25, 2019			November 25, 2018
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$46,477	$46,477	$—	$34,385	$34,385	$—
Short-term investments in marketable securities	80,220	—	80,220	—	—	—
Derivative instruments(3)	21,448	—	21,448	18,372	—	18,372
Total	$148,145	$46,477	$101,668	$52,757	$34,385	$18,372
Financial liabilities carried at fair value
Derivative instruments(3)	7,135	—	7,135	4,447	—	4,447
Total	$7,135	$—	$7,135	$4,447	$—	$4,447
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 25, 2019		November 25, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$495,073	$515,165	$487,272	$478,774
3.375% senior notes due 2027(1)	527,938	567,582	538,219	546,238
Short-term borrowings	27,556	27,556	32,470	32,470
Total	$1,050,567	$1,110,303	$1,057,961	$1,057,482
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

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
Cash Flow Hedges
The Company's cash flow hedges are recorded in "Other comprehensive income" and are not reclassified to earnings until the related net investment position has been liquidated. As a result of ASU 2017-12, for foreign exchange forward contracts accounted for as cash flow hedges, the ineffective portion (if any) will not be separately recorded. The classification of effective hedge results on the Company's consolidated statements of income is the same as that of the underlying exposure. For foreign exchange risk cash flow hedges, forward points are excluded from the assessment of hedge effectiveness and are recognized in "Net Revenues" or "Costs of goods sold" on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in "Other comprehensive income".
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other expense, net" in the Company's consolidated statements of income. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
No Hedging Designation
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. For derivatives not designated for hedge accounting, changes in the fair value are recorded in "Other expense, net" in the Company’s consolidated statements of income.
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
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euro functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated inventory purchases and in Net Revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income. There was no hedge ineffectiveness for the nine months ended August 25, 2019.
Net Investment Hedges
The Company has designated a portion of its outstanding Euro-denominated senior notes as a net investment hedge to manage foreign currency exposures in its foreign operations.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other expense, net" in the Company’s consolidated statements of income.
As of August 25, 2019, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $1.0 billion were contracts to buy and $444.1 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2021. The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 25, 2019			November 25, 2018
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$10,228	$—	$10,228	$—	$—	$—
Foreign exchange risk cash flow hedges(2)	—	(358)	(358)	—	—	—
Total	$10,228	$(358)		$—	$—
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	21,448	(10,228)	11,220	18,372	—	18,372
Forward foreign exchange contracts(2)	358	(7,135)	(6,777)	—	(4,447)	(4,447)
Total	$21,806	$(17,363)		$18,372	$(4,447)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(526,253)		$—	$(541,500)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

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

	August 25, 2019			November 25, 2018
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$29,675	$(4,516)	$25,159	$16,417	$(1,756)	$14,661
Financial liabilities	(15,958)	4,516	(11,442)	(2,181)	1,756	(425)
Total			$13,717			$14,236
Embedded derivative contracts
Financial assets	$2,359	$—	$2,359	$1,955	$—	$1,955
Financial liabilities	(1,763)	—	(1,763)	(2,266)	—	(2,266)
Total			$596			$(311)

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of	As of	Three Months Ended		Nine Months Ended
	August 25, 2019	November 25, 2018	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands)
Foreign exchange risk contracts	$8,372	$—	$869	$—	$1,586	$—
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(39,169)	(54,416)	—	—	—	—
Cumulative income taxes	24,266	29,703	—	—	—	—
Total	$(21,705)	$(39,887)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

Within the next 12 months, a $7.3 million gain from cash flow hedges is expected to be reclassified from AOCI into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated Statements of Income for the three and nine months ended August 25, 2019:

	August 25, 2019
	Three Months Ended	Nine Months Ended
Amount of Gain (Loss) on Cash Flow Hedge Activity:	(Dollars in thousands)
Revenues	$(812)	$(3,257)
Cost of Goods Sold	$1,681	$4,843
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other expense, net" in the Company's consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands)
Realized gain (loss)	$979	$(2,298)	$8,739	$(20,446)
Unrealized gain (loss)	535	6,835	(9,102)	22,607
Total	$1,514	$4,537	$(363)	$2,161

NOTE 4: DEBT
The following table presents the Company's debt:

	August 25, 2019	November 25, 2018
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$487,086	$485,605
3.375% senior notes due 2027	519,922	534,614
Total long-term debt	$1,007,008	$1,020,219
Short-term debt
Short-term borrowings	$27,554	$31,935
Total debt	$1,034,562	$1,052,154
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility was $734.7 million at August 25, 2019, as the Company's total availability of $765.3 million was reduced by $30.6 million of letters of credit and other credit usage allocated under the credit facility.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 25, 2019 was 5.30% and 5.28%, respectively, as compared to 5.04% and 5.00%, respectively, during the same periods of 2018.
NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands)
Net periodic benefit cost:
Pension benefits	$3,975	$819	$11,968	$2,434
Postretirement benefits	893	925	2,679	2,777
Net periodic benefit cost	$4,868	$1,744	$14,647	$5,211
NOTE 6: STOCK-BASED INCENTIVE COMPENSATION PLANS
Equity Awards
Service and performance RSU activity during the nine months ended August 25, 2019 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 25, 2018	1,030	$8.17	1.7	1,744	$8.08	1.4
Granted	425	16.31		594	15.93
Vested	(109)	8.80		—	—
Granted Replacement Awards	6,542	16.67		2,083	22.71
Forfeited	(201)	16.65		(59)	22.55
Outstanding at August 25, 2019	7,687	$15.57	1.8	4,362	$16.08	1.3

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

Liability Awards
Liability award activity during the nine months ended August 25, 2019 was as follows:

	Phantom Service RSUs			Phantom Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Fair Value At Period End	Units	Weighted-Average Grant Date Fair Value	Fair Value At Period End
	(Units in thousands)
Outstanding at November 25, 2018	9,100	$7.59	$14.60	1,710	$8.22	$14.60
Granted	1,810	14.95		504	14.88
Vested	(3,595)	6.84		—	—
Canceled	(6,542)	9.81		(2,083)	9.69
Forfeited	(215)	8.59		(64)	9.45
Outstanding at August 25, 2019	558	$9.90	$16.66	67	$11.66	$16.66
Expected to vest at August 25, 2019	519	$9.75	$16.66	59	$11.50	$16.66
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its operating regions and as such, is subject to numerous countries complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. While the Company is vigorously defending its position and does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
NOTE 8: DIVIDEND
In January 2019, the Company's Board of Directors declared two cash dividends of $55 million each. The first dividend was paid in the first quarter of 2019. Subsequent to the Company's third quarter ended August 25, 2019, the Company's Board of Directors increased the second dividend to a fixed amount of $0.15 per share for a total dividend payment of approximately $59 million, payable in the fourth quarter of 2019 to the holders of record of the Company's Class A common stock and Class B common stock at the close of business on October 5, 2019. The increased second dividend will be recorded in "Other accrued liabilities" in the Company's consolidated balance sheets in the fourth quarter of 2019.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	August 25, 2019	November 25, 2018	August 26, 2018
	(Dollars in thousands)
Pension and postretirement benefits	$(221,278)	$(229,023)	$(225,013)
Derivative instruments	(21,705)	(39,887)	(44,759)
Foreign currency translation losses	(157,980)	(149,318)	(138,850)
Unrealized gains on marketable securities	4,291	2,948	4,383
Accumulated other comprehensive loss	(396,672)	(415,280)	(404,239)
Accumulated other comprehensive income attributable to noncontrolling interest	9,778	9,304	9,482
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(406,450)	$(424,584)	$(413,721)

Refer to Note 3 for insignificant amounts reclassified out of "Accumulated other comprehensive loss" into net income related to the Company's derivative instruments. Other insignificant amounts that pertain to the Company's pension and postretirement benefit plans were also reclassified out of "Accumulated other comprehensive loss" into "Other Expense, net" in the Company's consolidated statements of income.
NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended August 25, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$548,214	$272,484	$122,114	$942,812
Direct-to-consumer	222,603	190,774	90,892	504,269
Total net revenues	$770,817	$463,258	$213,006	$1,447,081

	Nine Months Ended August 25, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,519,973	$733,397	$370,425	$2,623,795
Direct-to-consumer	660,806	592,906	316,972	1,570,684
Total net revenues	$2,180,779	$1,326,303	$687,397	$4,194,479

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

	Three Months Ended August 26, 2018
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$588,683	$237,920	$107,509	$934,112
Direct-to-consumer	204,149	167,817	88,075	460,041
Total net revenues	$792,832	$405,737	$195,584	$1,394,153

	Nine Months Ended August 26, 2018
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,518,105	$694,366	$335,835	$2,548,306
Direct-to-consumer	601,715	530,929	302,630	1,435,274
Total net revenues	$2,119,820	$1,225,295	$638,465	$3,983,580

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
At August 25, 2019, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

The Company treats all shipping to the Company's customers, handling and certain other distribution activities as a fulfillment cost and recognizes these costs as SG&A.
Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the consolidated statements of income.
NOTE 11: OTHER EXPENSE, NET
The following table summarizes significant components of "Other expense, net":

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands)
Foreign exchange management gains (losses)	$1,514	$4,537	$(363)	$2,161
Foreign currency transaction losses(1)	(6,671)	(11,147)	(9,634)	(10,528)
Interest income	4,986	2,672	12,644	6,502
Investment income	493	306	1,506	734
Other, net(2)	(4,691)	(207)	(7,002)	(213)
Total other expense, net(2)	$(4,369)	$(3,839)	$(2,849)	$(1,344)
_____________

(1)
Foreign currency transaction losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month and nine-month periods ended August 25, 2019 were primarily due to the weakening of the Euro against the US dollar. Losses in the three-month and nine-month periods ended August 26, 2018 were primarily due to the weakening of the Euro and Brazilian Real against the US dollar.

(2)
The amounts in Other expense, net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

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
The effective income tax rate was 18.0% for the three months ended August 25, 2019, compared to 7.4% for the same prior-year period. The increase in the effective tax rate was driven by less discrete tax benefits in 2019 as compared to 2018, including 4.8% ($6.5 million) from a less favorable true-up of book-tax adjustments upon finalization of the U.S. tax return, and a 5.1% ($7.1 million) in 2018 mostly from the re-measurement of the Company's deferred tax assets and liabilities subject to the Tax Act rate reduction. There was also a 3.4% ($4.7 million) tax benefit in the prior year period attributable to exercising stock-based equity awards.
The Company's effective income tax rate was 16.7% for the nine months ended August 25, 2019, compared to 48.4% for the same prior-year period. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a 36% ($129.6 million) one-time tax charge in 2018 related to the impact of the Tax Act. Of the impact, 25% ($91.5 million) was due to remeasurement of deferred tax assets and liabilities and 11% ($38.1 million) was related to transition charges on undistributed foreign earnings.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

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

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Levi Strauss & Co.	$124,509	$130,124	$299,316	$186,044
Denominator:
Weighted-average common shares outstanding - basic	394,169,688	377,742,492	387,289,913	377,171,010
Dilutive effect of stock awards	19,470,061	12,843,540	20,554,223	10,678,253
Weighted-average common shares outstanding - diluted	413,639,749	390,586,032	407,844,136	387,849,263
Earnings per common share attributable to common stockholders:
Basic	$0.32	$0.34	$0.77	$0.49
Diluted	$0.30	$0.33	$0.73	$0.48
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	—	—	—	1,379,464

NOTE 14: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company who retired in September 2019, and Marc Rosen, Executive Vice President and President of Direct-to-Consumer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and nine months ended August 25, 2019, the Company donated $0.4 million and $9.3 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $7.3 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2019

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in thousands)
Net revenues:
Americas	$770,817	$792,832	$2,180,779	$2,119,820
Europe	463,258	405,737	1,326,303	1,225,295
Asia	213,006	195,584	687,397	638,465
Total net revenues	$1,447,081	$1,394,153	$4,194,479	$3,983,580
Operating income:
Americas	$151,558	$162,469	$376,845	$370,926
Europe	102,911	76,848	283,244	245,307
Asia	17,410	14,720	77,438	71,839
Regional operating income	271,879	254,037	737,527	688,072
Corporate expenses(1)	100,661	94,621	302,499	276,452
Total operating income	171,218	159,416	435,028	411,620
Interest expense	(15,292)	(15,697)	(47,962)	(45,659)
Underwriter commission paid on behalf of selling stockholders	—	—	(24,860)	—
Other expense, net(1)	(4,369)	(3,839)	(2,849)	(1,344)
Income before income taxes	$151,557	$139,880	$359,357	$364,617
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (direct-to-consumer or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 25, 2019, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of August 25, 2019, we had 888 company-operated stores located in 32 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Our Europe and Asia businesses, collectively, contributed 48% of our net revenues and 49% of our regional operating income in the first nine months of 2019, as compared to 47% of our net revenues and 46% of our regional operating income in the same period in 2018. Sales of Levi’s brand products represented 87% of our total net sales in the first nine months of 2019 and 86% in the same period in 2018.
Our wholesale channel generated 63% and 64% of our net revenues in the first nine months of 2019 and 2018, respectively. Our DTC channel generated 37% and 36% of our net revenues in the first nine months of 2019 and 2018, respectively, with our company operated e-commerce representing 13% and 12% of DTC channel net revenues and 5% and 4% of total net revenues in the first nine months of 2019 and 2018, respectively.
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
Our Third Quarter 2019 Results

•
Net revenues. Consolidated net revenues increased 4% on a reported basis and 5% on a constant-currency basis compared to the third quarter of 2018. This increase was driven by broad-based growth in our Europe and Asia regions, partially offset by a decline in the Americas reflecting the continued softening of the retail environment impacting our wholesale channel.

•
Operating income. Compared to the third quarter of 2018, consolidated operating income increased 8% and operating margin increased to 12%, as higher net revenues were partially offset by higher selling, general and administrative expenses ("SG&A") associated with the expansion of our company-operated retail network.

•
Net income. Compared to the third quarter of 2018, consolidated net income decreased to $124.2 million from $129.6 million, primarily due to the $7.1 million tax benefit recorded in the third quarter of 2018 mostly related to provisional amounts on re-measurement of deferred tax assets and liabilities due to finalization of the U.S. tax return, which was more than offset by higher operating income earned in the current year.

•
Adjusted Net Income. Compared to the third quarter of 2018, adjusted net income decreased 4% due to higher operating income in the current year which was more than offset by an increase in tax expense.

•
Earnings per share. Compared to the third quarter of 2018, diluted earnings per share decreased from $0.33 to $0.30 due to an increase in shares outstanding as a result of our IPO and lower net income.

•
Adjusted diluted earnings per share. Compared to the third quarter of 2018, adjusted diluted earnings per share decreased from $0.34 to $0.31 due to an increase in shares outstanding as a result of our IPO and lower adjusted net income.

Our Year-to-Date 2019 Results

•
Net revenues. Consolidated net revenues increased 5% on a reported basis and 8% on a constant-currency basis compared to the first nine months of 2018. This increase was driven by growth across all three regions and across both wholesale and DTC channels.

•
Operating income. Compared to the first nine months of 2018, consolidated operating income increased 6% and operating margin increased slightly to 10%, as higher net revenues was partially offset by higher SG&A associated with higher selling expenses to support store growth.

•
Net income. Compared to the first nine months of 2018, consolidated net income increased to $299.2 million from $188.0 million due to higher operating income in the current year and a prior period $129.6 million charge from the transitional impact from the 2017 Tax Act.

•
Adjusted Net Income. Compared to the first nine months of 2018, adjusted net income increased 16% due to higher operating income in the current year, and a $38.1 million charge in the prior year from the one-time U.S. transition tax on undistributed foreign earnings as a result of the Tax Act.

•
Earnings per share. Compared to the first nine months of 2018, diluted earnings per share increased from $0.48 to $0.73 due to higher net income, partially offset by an increase in shares outstanding as a result of our IPO.

•
Adjusted diluted earnings per share. Compared to the first nine months of 2018, adjusted diluted earnings per share increased from $0.77 to $0.85 as a result of higher adjusted net income, partially offset by increased shares outstanding as a result of our IPO.

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
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•
Net revenues comprise of net sales and licensing revenues. Net sales include sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores and shop-in-shops located within department stores and other third-party locations, as well as company-operated e-commerce sites. Net revenues include discounts, allowances for estimated returns and incentives. Licensing revenues, which include revenues from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees, are earned and recognized as products are sold by licensees based on royalty rates as set forth in the applicable licensing agreements.

•
Cost of goods sold primarily comprises of product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers and the cost of operating our remaining manufacturing facilities, including the related depreciation expense. On both a reported and constant-currency basis, cost of goods sold reflects the transactional currency impact resulting from the purchase of products in a currency other than the functional currency.

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

•
SG&A and Other Expense, net in the period ended August 26, 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

Results of Operations for Three and Nine Months Ended August 25, 2019, as Compared to Same Periods in 2018
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 25, 2019	August 26, 2018	% Increase (Decrease)	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018	% Increase (Decrease)	August 25, 2019	August 26, 2018
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,447.1	$1,394.2	3.8%	100.0%	100.0%	$4,194.5	$3,983.6	5.3%	100.0%	100.0%
Cost of goods sold	680.3	652.6	4.2%	47.0%	46.8%	1,944.5	1,833.0	6.1%	46.4%	46.0%
Gross profit	766.8	741.6	3.4%	53.0%	53.2%	2,250.0	2,150.6	4.6%	53.6%	54.0%
Selling, general and administrative expenses	595.5	582.2	2.3%	41.2%	41.8%	1,814.9	1,739.0	4.4%	43.3%	43.7%
Operating income	171.3	159.4	7.5%	11.8%	11.4%	435.1	411.6	5.7%	10.4%	10.3%
Interest expense	(15.3)	(15.6)	(1.9)%	(1.1)%	(1.1)%	(48.0)	(45.6)	5.3%	(1.1)%	(1.1)%
Underwriter commission paid on behalf of selling stockholders	—	—	—	—	—	(24.9)	—	*	(0.6)%	—
Other expense, net	(4.4)	(3.9)	12.8%	(0.3)%	(0.3)%	(2.8)	(1.4)	100.0%	(0.1)%	—
Income before income taxes	151.6	139.9	8.4%	10.5%	10.0%	359.4	364.6	(1.4)%	8.6%	9.2%
Income tax expense	27.4	10.3	166.0%	1.9%	0.7%	60.2	176.6	(65.9)%	1.4%	4.4%
Net income	124.2	129.6	(4.2)%	8.6%	9.3%	299.2	188.0	59.1%	7.1%	4.7%
Net loss (income) attributable to noncontrolling interest	0.3	0.5	(40.0)%	—	—	0.1	(2.0)	(105.0)%	—	(0.1)%
Net income attributable to Levi Strauss & Co.	$124.5	$130.1	(4.3)%	8.6%	9.3%	$299.3	$186.0	60.9%	7.1%	4.7%
Earnings per common share attributable to common stockholders:
Basic	$0.32	$0.34	(5.9)%	*	*	$0.77	$0.49	57.1%	*	*
Diluted	$0.30	$0.33	(9.1)%	*	*	$0.73	$0.48	52.1%	*	*
Weighted-average common shares outstanding:
Basic	394.2	377.7	4.4%	*	*	387.3	377.2	2.7%	*	*
Diluted	413.6	390.6	5.9%	*	*	407.8	387.8	5.2%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase
	August 25, 2019	August 26, 2018	As Reported	Constant Currency	August 25, 2019	August 26, 2018	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$770.8	$792.9	(2.8)%	(2.8)%	$2,180.8	$2,119.8	2.9%	3.3%
Europe	463.3	405.7	14.2%	18.1%	1,326.3	1,225.3	8.2%	15.1%
Asia	213.0	195.6	8.9%	11.9%	687.4	638.5	7.7%	12.7%
Total net revenues	$1,447.1	$1,394.2	3.8%	5.2%	$4,194.5	$3,983.6	5.3%	8.3%
Total net revenues increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 25, 2019, as compared to the same prior-year periods.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region decreased for the three-month period and increased for the nine-month period ended August 25, 2019. Currency translation did not have a significant impact on net revenues for the three-month period and had an unfavorable impact of approximately $9 million for the nine months ended August 25, 2019.
The decrease in net revenues for the three-month period ended August 25, 2019 was due to a decline in wholesale revenue, primarily driven by lower sales of Levi's and Docker's products in the U.S., as a result of the continued softening of the overall wholesale environment, including the impact of financially troubled retailers and increased door closures since a year ago. The decline in Docker's is mostly due to the relaunch of our Docker's Signature Khaki, as we stocked our customers' floors with the new product, driving increased sales in the third quarter of 2018. Wholesale revenue also declined due to reduced sales to a South American distributor in anticipation of the acquisition in fiscal 2020, partially offset from increased DTC revenue, particularly within our U.S. outlets.
For the nine-month period ended August 25, 2019, net revenues increased due to higher DTC revenues coupled with slightly higher wholesale revenues. DTC revenues increased primarily due to the addition of new stores to our company-operated retail network, as well as increased traffic to our e-commerce site. At the end of the third quarter of 2019, there were 16 more stores in operation versus the third quarter of 2018. Wholesale revenues were up, primarily driven by increased sales of women's products in the U.S., as well as increased sales of Signature products and products sold within Canada and Mexico.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 25, 2019, with currency translation affecting net revenues unfavorably by approximately $14 million and $73 million, respectively.
Constant-currency net revenues increased for the three-month and nine-month periods ended August 25, 2019 as a result of strong performance across both DTC and wholesale channels. Revenue growth was broad-based across genders, channels, and product categories. Additionally, growth in DTC was driven by our company-operated retail network, primarily strong performance in owned and operated outlets, as well as 29 more stores in operation at the end of the third quarter of 2019 versus the third quarter of 2018.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 25, 2019, with currency affecting net revenues unfavorably by approximately $5 million and $29 million, respectively.
Excluding the effects of currency, the increase in net revenues for the three-month and nine-month periods ended August 25, 2019 was primarily due to growth in our wholesale business, particularly in India, as well as store expansion of our company-operated retail network. The growth in India is partially due to the earlier timing of seasonal product shipments in comparison to prior year. Net revenues for the nine months ended August 25, 2019 also grew due to strong performance from our DTC business. Our company-operated retail network benefited from 45 more stores at the end of the third quarter of 2019 versus the third quarter of 2018.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 25, 2019	August 26, 2018	% Increase	August 25, 2019	August 26, 2018	% Increase
	(Dollars in millions)
Net revenues	$1,447.1	$1,394.2	3.8%	$4,194.5	$3,983.6	5.3%
Cost of goods sold	680.3	652.6	4.2%	1,944.5	1,833.0	6.1%
Gross profit	$766.8	$741.6	3.4%	$2,250.0	$2,150.6	4.6%
Gross margin	53.0%	53.2%		53.6%	54.0%
Currency translation unfavorably impacted gross profit by approximately $11 million and $63 million for the three-month and nine-month periods ended August 25, 2019, respectively. For the three-month and nine-month periods gross margin decreased due to unfavorable transactional currency impacts, partially offset by revenue growth in our company-operated retail network.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 25, 2019	August 26, 2018	% Increase (Decrease)	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018	% Increase (Decrease)	August 25, 2019	August 26, 2018
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$268.3	$251.9	6.5%	18.5%	18.1%	$815.8	$760.1	7.3%	19.4%	19.1%
Advertising and promotion	80.3	78.6	2.2%	5.5%	5.6%	267.3	251.7	6.2%	6.4%	6.3%
Administration	101.7	122.1	(16.7)%	7.0%	8.8%	307.9	343.2	(10.3)%	7.3%	8.6%
Other	145.2	129.6	12.0%	10.0%	9.3%	423.9	384.0	10.4%	10.1%	9.6%
Total SG&A	$595.5	$582.2	2.3%	41.2%	41.8%	$1,814.9	$1,739.0	4.4%	43.3%	43.7%

Currency impacted SG&A favorably by approximately $8 million and $42 million for the three-month and nine-month periods ended August 25, 2019, respectively.
Selling.  Currency translation impacted selling expenses favorably by approximately $5 million and $26 million for the three-month and nine-month periods ended August 25, 2019, respectively. Higher selling expenses primarily reflected costs associated with the expansion of our DTC business, including increased investment in new and existing company-operated stores. We had 90 more company-operated stores at the end of the third quarter of 2019 than we did at the end of the third quarter of 2018.
Advertising and promotion.   Currency translation did not have a significant impact on advertising and promotion expenses for the three-month period and had a favorable impact of approximately $6 million for the nine-month period ended August 25, 2019. In comparison to the same nine-month period in 2018, advertising and promotion expenses increased due to more media spend in 2019.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the three-month period and had a favorable impact of approximately $5 million for the nine-month period ended August 25, 2019. Administration costs decreased reflecting lower incentive compensation as compared to the same periods in prior year.
Other.   Other SG&A includes distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on SG&A other costs for the three-month period and had a favorable impact of approximately $6 million for the nine-month period ended August 25, 2019. For the three-month and nine-month periods ended August 25, 2019 the increase in other costs was primarily due to an increase in information technology expenses due to additional costs to support technology infrastructure, and an increase in distribution costs as a result of higher volume.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 25, 2019	August 26, 2018	% Increase (Decrease)	August 25, 2019		August 26, 2018		August 25, 2019	August 26, 2018	% Increase	August 25, 2019		August 26, 2018
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$151.6	$162.5	(6.7)%	19.7%		20.5%		$376.9	$370.9	1.6%	17.3%		17.5%
Europe	102.9	76.8	34.0%	22.2%		18.9%		283.2	245.3	15.5%	21.4%		20.0%
Asia	17.4	14.7	18.4%	8.2%		7.5%		77.4	71.8	7.8%	11.3%		11.2%
Total regional operating income	271.9	254.0	7.0%	18.8%	*	18.2%	*	737.5	688.0	7.2%	17.6%	*	17.3%	*
Corporate expenses	100.6	94.6	6.3%	7.0%	*	6.8%	*	302.4	276.4	9.4%	7.2%	*	6.9%	*
Total operating income	$171.3	$159.4	7.5%	11.8%	*	11.4%	*	$435.1	$411.6	5.7%	10.4%	*	10.3%	*
Operating margin	11.8%	11.4%						10.4%	10.3%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $3 million and $21 million for the three-month and nine-month periods ended August 25, 2019, respectively.
Regional operating income.

•
Americas. Currency translation did not have a significant impact for the three-month period and had an unfavorable impact of approximately $2 million for the nine-month period ended August 25, 2019. The decrease in operating income for the three-month period ended August 25, 2019 was primarily due to lower wholesale revenue in the U.S. The increase in operating income for the nine-month period was primarily due to higher net revenues as a result of expansion of our DTC business, partially offset by higher SG&A expense to support store growth. The decrease in operating income as a percent of revenue is primarily due to the wholesale business, as sales were slightly up in the first nine months, but were more than offset with higher SG&A expenses.

•
Europe. Currency translation had an unfavorable impact of approximately $3 million and $15 million for the three-month and nine-month periods ended August 25, 2019, respectively. The increase in operating income was due to higher net revenues across all channels, partially offset by higher selling costs to support store expansion. In the nine-month period higher net revenues were also partially offset by increased investment in advertising and promotion expense and higher distribution costs.

•
Asia. Currency translation did not have a significant impact for the three-month period and had an unfavorable impact of approximately $5 million for the nine-month period ended August 25, 2019. The increase in operating income was due to higher wholesale and DTC revenues, partially offset by higher SG&A expense to support retail expansion.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month and nine-month periods ended August 25, 2019. The increase in the corporate expenses for the three-month and nine-month periods ended August 25, 2019 was primarily due to an increase in foreign currency transaction losses and higher purchasing costs related to our global sourcing organizations procurement of inventory on behalf of our foreign subsidiaries.
Interest expense
Interest expense was $15.3 million and $48.0 million for the three-month and nine-month periods ended August 25, 2019, respectively, as compared to $15.6 million and $45.6 million for the same prior-year periods.
Our weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 25, 2019 was 5.30% and 5.28%, respectively, as compared to 5.04% and 5.00% during the same periods in 2018.

Other expense, net
Other expense, net, primarily consists of foreign exchange management activities and transactions. For the three-month and nine-month periods ended August 25, 2019, we recorded expense of $4.4 million and $2.8 million, respectively, as compared to $3.9 million and $1.4 million for the same prior-year periods. The expense in the three-month period ended August 25, 2019 primarily reflected net losses on our foreign currency denominated balances partially offset by interest income generated from money market funds. The expense in the nine-month period ended August 25, 2019 primarily reflected interest income generated from money market funds which were offset by the net losses on our foreign currency denominated balances.
Underwriter commission paid on behalf of selling stockholders
For the nine-month period ended August 25, 2019, we recorded an expense of $24.9 million for underwriting discounts and commissions paid by us on behalf of the selling stockholders in connection with our IPO.
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
The effective income tax rate was 18.0% for the three months ended August 25, 2019, compared to 7.4% for the same prior-year period. The increase in the effective tax rate was driven by less discrete tax benefits in 2019 as compared to2018, including 4.8% ($6.5 million) from a less favorable true-up of book-tax adjustments upon finalization of the U.S. tax return, and a 5.1% ($7.1 million) in 2018 mostly from the re-measurement of the our deferred tax assets and liabilities subject to the Tax Act rate reduction. There was also a 3.4% ($4.7 million) tax benefit in prior year attributable to exercising stock-based equity awards.
The effective income tax rate was 16.7% for the nine months ended August 25, 2019, compared to 48.4% for the same prior-year period. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a 36% ($129.6 million) one-time tax charge in 2018 related to the impact of the Tax Act. Of the impact, 25% ($91.5 million) was due to remeasurement of deferred tax assets and liabilities and 11% ($38.1 million) was related to transition charges on undistributed foreign earnings.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. Our capital allocation priorities are (1) to invest in opportunities and initiatives to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, which we target to be equal to or greater than our most recent annual dividend of approximately $114 million on an annual basis, as well as to potentially offset dilution from our equity incentive programs through stock repurchases, and (3) to pursue acquisitions that support our current strategies. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
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
As of August 25, 2019, we did not have any borrowings under the credit facility, unused availability under the credit facility was $734.7 million, and our total availability of $765.3 million, based on collateral levels as defined by the agreement, was reduced by $30.6 million of other credit-related instruments.
As of August 25, 2019, we had cash and cash equivalents totaling approximately $863.8 million and short-term investments of 80.2 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.7 billion.
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
In September 2019, the Company entered into a definitive agreement to acquire all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), LS&Co's distributor in Chile, Peru and Bolivia, for approximately $35 million, plus transaction costs. This includes approximately 80 Levi’s® and Dockers® retail stores, distribution with the region’s leading multi-brand retailers, and the logistical operations in these markets. This acquisition is expected to close by the first quarter of 2020.
There have been no material changes to our estimated cash requirements for 2019 from those disclosed in our 2018 Annual Report on Form 10-K.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 25, 2019	August 26, 2018
	(Dollars in millions)
Cash provided by operating activities	$205.5	$204.8
Cash used for investing activities	(198.4)	(119.7)
Cash provided by (used for) financing activities	146.8	(96.2)
Cash and cash equivalents at period end	863.8	612.5
Cash flows from operating activities
Cash provided by operating activities was $205.5 million for the nine-month period in 2019, as compared to $204.8 million for the same period in 2018. Operating cash flows remained relatively flat. This primarily reflects an increase in cash received from customers as well as less contributions to our pension plans, partially offset by higher payments for inventory and SG&A expenses to support our growth, higher payments for employee incentive compensation, and a payment made for underwriting commissions on behalf of selling stockholders in connection with our IPO in March 2019.
Cash flows from investing activities
Cash used for investing activities was $198.4 million for the nine-month period in 2019, as compared to $119.7 million for the same period in 2018. The increase in cash used for investing activities is due to higher net payments to acquire short-term investments and an increase in payments for capital expenditures, partially offset by proceeds from settlement of forward foreign exchange contracts during 2019.
Cash flows from financing activities
Cash provided by financing activities was $146.8 million for the nine-month period in 2019, as compared to cash used of $96.2 million for the same period in 2018. Cash provided in 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payment of a $55.0 million cash dividend, payments of $19.7 million for underwriting commissions and other direct and incremental offering costs, and payments made for equity award exercises. Cash used in 2018 primarily reflects payments of $53.8 million made for equity award exercises and the payment of a $45.0 million cash dividend.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.03 billion as of August 25, 2019, we had fixed-rate debt of $1.01 billion (98.1% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $19.7 million (1.9% of total debt). As of August 25, 2019, our required aggregate debt principal payments on our unsecured long-term debt were $1.02 billion in years after 2023. Short-term borrowings of $27.6 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in material compliance with all of these covenants as of August 25, 2019.
Non-GAAP Financial Measures
Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
We define Adjusted EBIT, a non-GAAP financial measure, as net income excluding income tax expense, interest expense, other expense, net, underwriter commission paid on behalf of selling stockholders, costs associated with the IPO, impact of changes in fair value on cash-settled stock-based compensation, and restructuring and related charges, severance and other, net. We define Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues. We define Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense. We define adjusted net income, a non-GAAP financial measure, as net income excluding impact of underwriter commission paid on behalf of selling stockholders, costs associated with the IPO, impact of changes in fair value on cash-settled stock-based compensation, restructuring and related charges, severance and other, net, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Act, adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense divided by our income before income taxes, each as reflected in our statement of operations for the relevant period, except that during the first nine months of 2018 we excluded from income tax expense the effect of the $91.5 million re-measurement described above. We define adjusted net income margin as adjusted net income as a percentage of net revenues. We define adjusted diluted earnings per share as adjusted net income per weighted-average number of diluted common shares outstanding. We believe Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income, adjusted net income margin and adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income, adjusted net income margin and adjusted diluted earnings per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:

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

•	Adjusted net income, adjusted net income margin and adjusted diluted earnings per share do not include all of the effects of income taxes and changes in income taxes reflected in net income.
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
Adjusted EBIT and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$124.2	$129.6	$299.2	$188.0

Non-GAAP measure:
Net income	124.2	129.6	299.2	188.0
Income tax expense	27.4	10.3	60.2	176.6
Interest expense	15.3	15.6	48.0	45.6
Other expense, net(1)	4.4	3.9	2.8	1.4
Underwriter commission paid on behalf of selling stockholders	—	—	24.9	—
Other costs associated with the IPO	—	—	3.5	—
Impact of changes in fair value on cash-settled stock-based compensation	5.1	11.0	25.4	23.2
Restructuring and related charges, severance and other, net	—	2.9	0.3	4.0
Adjusted EBIT	$176.4	$173.3	$464.3	$438.8
Depreciation and amortization	31.6	27.4	90.3	92.1
Adjusted EBITDA	$208.0	$200.7	$554.6	$530.9
Adjusted EBIT margin	12.2%	12.4%	11.1%	11.0%
_____________
(1) Other expense, net in the periods ended August 26, 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income for each of the periods presented and the calculation of adjusted diluted earnings per share for each of the periods presented.
Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
	(Dollars in millions, except per share amounts) (Unaudited)
Most comparable GAAP measure:
Net income	$124.2	$129.6	$299.2	$188.0

Non-GAAP measure:
Net income	124.2	129.6	299.2	188.0
Underwriter commission paid on behalf of selling stockholders	—	—	24.9	—
Other costs associated with the IPO	—	—	3.5	—
Impact of changes in fair value on cash-settled stock-based compensation	5.1	11.0	25.4	23.2
Restructuring and related charges, severance and other, net	—	2.9	0.3	4.0
Remeasurement of deferred tax assets and liabilities	—	(7.6)	—	91.5
Tax impact of adjustments	(1.1)	(2.3)	(4.9)	(6.3)
Adjusted net income	$128.2	$133.6	$348.4	$300.4

Adjusted net income margin	8.9%	9.6%	8.3%	7.5%
Adjusted diluted earnings per share	$0.31	$0.34	$0.85	$0.77
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

	August 25, 2019	November 25, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,034.6	$1,052.2

Non-GAAP measure:
Total debt, excluding capital leases	$1,034.6	$1,052.2
Cash and cash equivalents	(863.8)	(713.1)
Short-term investments in marketable securities	(80.2)	—
Net debt	$90.6	$339.1

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

	Nine Months Ended
	August 25, 2019	August 26, 2018
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$205.5	$204.8

Non-GAAP measure:
Net cash provided by operating activities	$205.5	$204.8
Underwriter commission paid on behalf of selling stockholders	24.9	—
Purchases of property, plant and equipment	(128.0)	(99.3)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	9.3	(20.4)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(28.6)	(53.8)
Dividend to stockholders	(55.0)	(45.0)
Adjusted free cash flow	$28.1	$(13.7)
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
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 25, 2019:

	Three Months Ended			Nine Months Ended
	August 25, 2019	August 26, 2018	% Increase (Decrease)	August 25, 2019	August 26, 2018	% Increase
	(Dollars in millions)
	(Unaudited)
Total revenues
As reported	$1,447.1	$1,394.2	3.8%	$4,194.5	$3,983.6	5.3%
Impact of foreign currency exchange rates	—	(18.6)	*	—	(110.1)	*
Constant-currency net revenues	$1,447.1	$1,375.6	5.2%	$4,194.5	$3,873.5	8.3%

Americas
As reported	$770.8	$792.9	(2.8)%	$2,180.8	$2,119.8	2.9%
Impact of foreign currency exchange rates	—	0.2	*	—	(9.0)	*
Constant-currency net revenues - Americas	$770.8	$793.1	(2.8)%	$2,180.8	$2,110.8	3.3%

Europe
As reported	$463.3	$405.7	14.2%	$1,326.3	$1,225.3	8.2%
Impact of foreign currency exchange rates	—	(13.5)	*	—	(72.5)	*
Constant-currency net revenues - Europe	$463.3	$392.2	18.1%	$1,326.3	$1,152.8	15.1%

Asia
As reported	$213.0	$195.6	8.9%	$687.4	$638.5	7.7%
Impact of foreign currency exchange rates	—	(5.3)	*	—	(28.6)	*
Constant-currency net revenues - Asia	$213.0	$190.3	11.9%	$687.4	$609.9	12.7%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:

	Three Months Ended			Nine Months Ended
	August 25, 2019	August 26, 2018	% Increase	August 25, 2019	August 26, 2018	% Increase
	(Dollars in millions)
	(Unaudited)
Adjusted EBIT (1)	$176.4	$173.3	1.8%	$464.3	$438.8	5.8%
Impact of foreign currency exchange rates	—	(3.0)	*	—	(21.0)	*
Constant-currency Adjusted EBIT	$176.4	$170.3	3.6%	$464.3	$417.8	11.1%

Constant-currency Adjusted EBIT margin (2)	12.2%	12.4%		11.1%	10.8%
_____________
(1)    Adjusted EBIT is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)    We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
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
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of August 25, 2019. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 25, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during the quarter ended August 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity and culture. Negative claims or publicity involving us or our products, or the production methods of any of our suppliers or contract manufacturers, could seriously damage our reputation and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we or our senior executives may from time to time take positions on social issues that may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Adverse publicity could undermine consumer confidence in our brands and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brands and reputation could adversely affect our business and financial condition.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 25% of our total net revenues for the quarters ended August 25, 2019 and 27% for the quarter ended August 26, 2018. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. In addition, a decline in the performance or financial condition of a major wholesale customer-including bankruptcy or liquidation-could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Any of the foregoing could adversely affect our business and financial condition. For example, in October 2018, our wholesale customer, Sears Holdings Corporation and certain of its subsidiaries, including Kmart, filed for federal bankruptcy protection and announced plans to close unprofitable stores. These developments will likely adversely affect our sales to this customer, even if it continues operations.

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
Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Act, was enacted in the United States on December 22, 2017. The Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet through fiscal year 2018 and reflected the amounts in our financial statements. The Tax Act may have significant impacts in future periods.
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
As of August 25, 2019, we had $1.03 billion of debt, all of which was unsecured, and we had $734.7 million of additional borrowing capacity under our credit facility. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of October 3, 2019 we had outstanding a total of 46,786,600 shares of Class A common stock and 345,929,590 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
Sales of a substantial number of such shares, or the perception that such sales may occur, upon the expiration of the securities subject to the lock-up agreements, could cause our stock price to decline or make it more difficult for the holders of our Class A common stock to sell at a time and price that they deem appropriate.
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
We have broad discretion in how we may use the net proceeds from our IPO, and we may not use them effectively.
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
As of October 3, 2019, there were 46,786,600 shares of Class A common stock and 345,929,590 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") granted under our 2016 Plan that may be settled in shares of our Class B common stock. All of the shares of Class A common stock issuable upon the conversion of shares of Class B common stock subject to outstanding options are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from the IPO
The Registration Statement on Form S-1 (File No. 333-229630) for our IPO of our Class A common stock was declared effective by the SEC on March 20, 2019. There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on March 21, 2019 pursuant to Rule 424(b)(4) of the Securities Act. The proceeds from our IPO have been used for general corporate purposes, including working capital, operating expenses and capital expenditures. We have broad discretion over the uses of the net proceeds and may use a portion for acquisitions or other strategic investments, although we do not currently have any plans to do so.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
May 27, 2019 - June 23, 2019	—	—	—	—
June 24, 2019 - July 21, 2019	—	—	—	—
July 22, 2019 - August 25, 2019	—	$—	—	—
Total	—	$—	—	—
_____________
(1) No shares of common stock were purchased during the quarter ended August 25, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Shareholder Proposals and Director Nominations
The 2020 annual meeting of shareholders is scheduled to be held on April 8, 2020 (the “2020 Annual Meeting of Shareholders”). As a result, shareholders wishing to present a proposal for inclusion in our proxy materials for such meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, must submit their proposals so that they are received by us at our principal executive offices no later than the close of business on October 31, 2019 and must otherwise comply with the requirements of Rule 14a-8 in order to be considered for inclusion in our proxy materials for the 2020 Annual Meeting of Shareholders.
As previously disclosed in our proxy materials for the 2019 Annual Meeting of Shareholders, filed with the SEC on June 5, 2019, shareholders wishing to nominate a candidate for election to our board of directors or propose other business at an annual meeting other than pursuant to Rule 14a-8 of the Exchange Act must submit a written notice so that it is received by us at our principal executive offices no earlier than the close of business on December 10, 2019 nor later than the close of business on January 9, 2020.
Nominations or proposals should be sent in writing to our Corporate Secretary at 1155 Battery Street, San Francisco, CA 94111. You are advised to review our amended and restated bylaws, which contain additional requirements about advance notice of director nominations and shareholder proposals. A complete copy of our amended and restated bylaws is available under the “Governance” tab of our website at https://investors.levistrauss.com. Information contained on, or that can be accessed through, our website is not intended to be incorporated by reference into this Quarterly Report and references to our website addressed in this Quarterly Report are inactive textual references only.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-06631	3.2	3/25/2019
10.1	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 8, 2019		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)