Form 10-K
period 2019-11-24
LEVI STRAUSS & CO
filed 2020-01-30
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)                 _____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 24, 2019
Commission file number: 001-06631
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
  Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "Large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of May 24, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $930,196,674, based on the closing price reported for such date on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of January 24, 2020, the registrant had 57,367,130 shares of Class A common stock, $0.001 par value per share and 336,748,994 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 24, 2019

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
Our Global Reach
Our products are sold in more than 110 countries, grouped into three geographic regions that comprise our three operating segments: the Americas, Europe and Asia (which includes the Middle East and Africa). We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically "American," we derive approximately half of our net revenues from outside the United States. A summary of financial information for each regional operating segment is found in Note 21 to our audited consolidated financial statements included in this report. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. See "Item 1A – Risk Factors", specifically "Risks Relating to Our Industry – Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs or a global trade war" and "Risks Relating to Our Business – We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks."
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
We were founded in San Francisco, California in 1853 and were incorporated in Delaware in 1970. We conduct our operations outside the United States through foreign subsidiaries. We have headquarters in San Francisco, Brussels and Singapore. Our primary corporate office is located at Levi's Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.
Our website – www.levistrauss.com – contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at levistrauss.com/investors/financial-news.
We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Levi Strauss and other issuers that file electronically with the SEC.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Our Competitive Strengths
The apparel industry is experiencing significant changes in how and where consumers shop for products, impacting the entire apparel value chain. We believe we are well-positioned to succeed in this environment due to the following strengths:
Iconic brands with deep heritage, superior product quality and a culture of innovation.
With a rich history spanning over 165 years, we offer products of exceptional quality at accessible prices. Levi’s is one of the most recognizable consumer brands in the world and the #1 brand globally in jeanswear (measured by total retail sales). Levi’s is an authentic and original lifestyle brand that has expanded beyond men’s jeans into women’s jeans and multiple product categories. Consumers around the world instantly recognize the distinctive traits of Levi’s jeans-the double arc stitching on the back pocket, known as the Arcuate Stitching Design, and the red fabric tab stitched into the right back pocket, known as the Red Tab Device. Building upon this rich history, we continue to innovate our product offerings to meet the evolving tastes of today’s consumers. Our Eureka Innovation Lab, an in-house creative space in San Francisco, California dedicated to research, design, creative development and advanced product prototypes, is responsible for delivering cutting-edge advancements for our company and the industry, with an emphasis on fit, finish and fabric. For example, the 4-way stretch fabric underpinning our 2015 Levi’s women’s jeans relaunch was developed at Eureka.
In our Levi’s men’s jeans business, we retain our commitment to innovating within our core fits, such as our iconic 501 jean, while introducing new fits to address changing consumer preferences. For example, our men’s 511 slim fit has been our top selling men’s jean for the last five fiscal years. In fiscal year 2017, we increased our focus on newer tapered men’s fits and have seen growth and momentum in sales of these fits as a result. We relaunched our Levi’s women’s jeans business in fiscal year 2015, resulting in a number of new styles, and from fiscal year 2015 to fiscal year 2019, our women’s jeans net revenues grew at a CAGR of 13%. We continue to refine our styles, fits and fabrics and explore new silhouettes that resonate with our consumer.

Unique connection with our consumers.
Over the last few years, we have increased the level of marketing support for our brands. In fiscal year 2019, our spending on advertising and promotions was $399.3 million, and 6.9% of net revenues. This disciplined investment in brand-building is a key driver of the inflection in our financial performance that occurred in fiscal year 2017. In 2014, we launched a global brand campaign called “Live in Levi’s,” reflecting that many of our consumers’ greatest moments take place while they are wearing their favorite pair of Levi’s. As part of this ongoing campaign, our “Circles” TV and online ad continues to be viewed on YouTube with over 26 million views to date. “Circles” also won the 2017 Cannes Lions Silver award, one of the most prestigious brand communication awards worldwide.
We also maintain a leading presence at significant cultural events around the world such as music festivals and sporting events, which have put the Levi’s brand back at the center of culture. In 2013, we secured the naming rights to the new stadium for the San Francisco 49ers, allowing us to connect with sports and music fans across the world. In February 2016, Super Bowl 50 at Levi’s Stadium was one of the most-watched programs in TV history. In April 2018, our Levi’s cutoff shorts, worn by Beyoncé during her headline performance at the Coachella music festival, were deemed the “ultimate Coachella clothing item” by People magazine, with Coachella generating approximately 5.8 billion global impressions for the Levi’s brand. In 2019, we again dominated Coachella as the go-to uniform for festival season with Levi's 501 cutoff shorts, generating a 50% increase in impressions versus the prior year.
We are also leading the way in customization and personalization, with a focus on delivering a leading world-class omni-channel environment, areas that we believe are increasingly important to today’s consumers. We developed an experiential in-store Tailor Shop concept in which, in select stores, consumers can alter or customize their own jeans and trucker jackets by adding personalized stitching and patches. We now include these Tailor Shops in select stores across the world, providing an added reason for an in-person visit. Several of our stores also include Print Bars where consumers can design and print personalized T-shirts on the spot. We continued our investment in digital innovation by launching Future Finish, an online customization experience on Levi.com that leverages our FLX technology, which makes it easy to create a custom pair of Levi’s and puts the power of personalization directly into the consumers’ hands.
In addition, we generate exposure through selective collaborations with iconic partners, including Disney's Star Wars, Hello Kitty and Stranger Things. In 2019, we collaborated again with Nike, this time with a focus on customization; the exclusive co-branded sneakers were available in select Levi's stores and sold out in 3 days. We also introduced the next iteration of our Trucker Jacket with Jacquard by Google which uses advanced technology and patented conductive fibers, woven into the fabric of the jacket, to seamlessly and wirelessly connect our Trucker to any smartphone.
Robust, diversified business model across multiple regions, channels and categories.
We have a diversified business model that spans our three regions, a robust presence across both our wholesale and direct-to-consumer ("DTC") channels and an established market share position in jeans, non-jeans bottoms and tops for both men and women. In fiscal year 2019, 21% of our net revenues were from tops, 72% of our net revenues were from bottoms, and 7% of our net revenues were from footwear and accessories.
We have demonstrated strong net revenues growth in all three of our geographic regions. Net revenues in our Americas segment increased 1% and 10% year-over-year in fiscal year 2019 and in fiscal year 2018, respectively, with growth since 2015 at a CAGR of 3%, within which the U.S. marketplace has grown at a CAGR of 1%. Net revenues in our Europe segment increased

7% and 25% year-over- year in fiscal year 2019 and in fiscal year 2018, respectively. Net revenues in our Asia segment increased 6% and 8% year-over-year in fiscal year 2019 and in fiscal year 2018, respectively. Our Europe and Asia segments represented 31% and 16% of our net revenues, respectively, in fiscal year 2019, as compared to 23% and 17% of our net revenues, respectively, in fiscal year 2015, with growth at CAGRs of 15% and 6%, respectively. Our Europe and Asia segments represented 45% of our total regional operating income in fiscal year 2019, as compared to 31% of our total regional operating income in fiscal year 2015, demonstrating the geographical diversification of our business.
We sell our products worldwide through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchisees who operate brand-dedicated stores. Our wholesale channels, excluding franchise stores, generated 56% and 62% of our net revenues in fiscal years 2019 and 2015, respectively. Franchise stores (which are part of our wholesale channels) generated 7% and 8% of our net revenues in fiscal years 2019 and 2015, respectively. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. The strength of our brands as a driver of retail traffic at our key wholesale partners allows us to maintain preferred floor space and presentation formats. Our wholesale channels net revenues increased 2% and 11% year-over-year in fiscal year 2019 and in fiscal year 2018, respectively, with growth since 2015 at a CAGR of 4%, demonstrating strong growth despite a challenging channel environment and becoming a smaller percentage of our overall net revenues. Sales to our top ten wholesale customers accounted for 26% and 27% of our net revenues in fiscal year 2019 and in fiscal year 2018, respectively. No single customer represented 10% or more of our net revenues in either of these years.
We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops located in department stores and other third-party retail locations. Sales through our DTC channel have increased from 29% of our net revenues in fiscal year 2015 to 36% of our net revenues in fiscal year 2019, with growth at a CAGR of 12%. Our DTC channel also experienced 6% year-over-year net revenues growth from fiscal year 2018 to fiscal year 2019. Of sales through our DTC channel: sales from our company-operated mainline and outlet stores represented 27% of our net revenues in fiscal year 2019, as compared to 22% of our net revenues in fiscal year 2015; sales from our shop-in-shops represented 5% of our net revenues in fiscal year 2019, as compared to 4% of our net revenues in fiscal year 2015; and sales from our company-operated e-commerce sites represented 5% of our net revenues in fiscal year 2019, as compared to 3% of our net revenues in fiscal year 2015.
We are dedicated to expanding product category offerings that are underdeveloped for us today and that we believe can continue to drive organic business growth. For example, our tops category has increased from 11% of our net revenues in fiscal year 2015 to 21% of our net revenues in fiscal year 2019, with growth at a CAGR of 25%, and our women’s sales increased from 20% of our net revenues in fiscal year 2015 to 31% of our net revenues in fiscal year 2019, with growth at a CAGR of 18%, driven by our women’s jeans relaunch and product category diversification efforts. Net revenues from men’s sales grew at a CAGR of 3% over the same period.
Strong global operating infrastructure.
Our presence in more than 110 countries enables us to leverage our global scale for product development and sourcing while using our local expertise to tailor products and retail experiences to individual markets. In addition, our integrated production development and distribution platform enables us to achieve operating efficiencies and deliver superior quality products. In fiscal year 2018, we announced Project F.L.X., an approach that uses lasers to digitize denim finish design and reduce finishing time improving inventory management, eliminate thousands of chemical formulations and reduces lead time. In fiscal year 2019, we sourced apparel from independent contractors located in approximately 23 countries around the world, including the United States, with no single country accounting for more than 20% of our sourcing by unit volume. By leveraging our flexible supply chain and global operating infrastructure, we are able to more quickly respond to consumer and customer demands, scale operations across diverse geographies and sales channels, shorten product development cycles and adapt to changing economic and political conditions, including new trade policies.
Values-driven company with an unwavering commitment to corporate citizenship.
Throughout our long history, we have upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. The Levi Strauss Foundation, founded in 1952, is our main philanthropic arm. Its mission is to advance the human rights and well-being of underserved people in places where we have a business presence. We contribute to this foundation on an ongoing basis from the profits we generate. Across all aspects of our business, we engage in a “profits through principles” business approach and constantly strive to set higher standards for ourselves and the industry. In 2017 and 2018, we were named to Fortune magazine’s “Change the World” list as a result of our initiatives to improve worker well-being and reduce the use of chemicals in our finishing process, respectively. Also in 2018, we announced an industry-leading climate action strategy, which includes ambitious science-based targets for reducing carbon emissions in our owned-and-operated facilities and across our global supply chain. And in 2019, we pioneered a contextual approach to water use that prioritizes saving water in areas that need it most, pledging to halve our water use in manufacturing in areas of high and medium water stress by 2025. Over the years, our milestone initiatives include: integrating our factories prior to the enactment of the Civil Rights Act of 1964; developing a comprehensive supplier code of conduct that requires safe and healthy working conditions before such codes of conduct became commonplace among multinational apparel companies; and offering benefits to same-sex partners in the 1990s, long before most other companies.
Management team with a track record of success.
Over the last several years, our leadership team has built upon the strong foundation of our business, guiding our transformation into a more global, diversified lifestyle apparel company, driving strong financial results and improving our balance sheet. Our distinct culture and track record of success have enabled us to become a leading destination for top talent. Our Chief Executive Officer and Chief Financial Officer have been with the company for eight and seven years, respectively, and most of our other key executives have worked together at the company for the last six years. Additionally, we have senior leadership in each of our operating segments to execute our growth strategy across our markets with the benefit of local knowledge and relationships.
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

•
Expand and strengthen our established wholesale customer base. Our established wholesale customer base represents our largest distribution channel and will continue to represent a significant opportunity for growth. We are deepening key wholesale relationships through more targeted product assortments and a broader lifestyle offering. We are expanding our wholesale relationships, with a focus in the United States on growing premium accounts such as Nordstrom and Bloomingdale's. We are also growing our core business through wholesale e-commerce sites, including Amazon, where we have expanded our core product offering and established a Levi’s-branded storefront that offers consumers a curated experience similar to the one they enjoy when they visit our company-operated e-commerce sites.

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

•
Expand presence in underpenetrated international markets. We believe we have a significant opportunity to deepen our presence in key emerging markets, such as China and India, to drive long-term growth. We believe our management team in China can significantly expand our business in China as we leverage a localized go-to-market strategy to open new stores and build affinity among Chinese consumers. In the fall of 2019, and in collaboration with a franchise partner, we opened a new 7,000 square foot door in Wuhan. This is now our largest store to-date in China, allowing us to showcase a broader assortment, including super-premium products, and early consumer response has been very strong. In India, to support further growth, we have opened three company-operated stores since December 2017 and launched a company-operated e-commerce platform for the country in January 2018.

•
Opportunistically pursue acquisitions. We expect to opportunistically pursue acquisitions to supplement our strong organic growth profile and drive further brand and category diversification. We will evaluate potential acquisition opportunities with a focus on strategic acquisitions that will enhance our portfolio of brands, bolster our product category expertise or add a new operating capability while fitting well with our corporate culture and providing an attractive financial return. We assess on a regular basis the potential acquisition of franchise partners, distributors and the product categories we have under license, to enhance the consumer experience and to accelerate distribution of our brands. We believe we are well-positioned and have the financial flexibility to pursue attractive acquisition opportunities as they arise. Just recently in December 2019, we acquired the assets of one of our distributors within Latin America in order to take direct control of our Levi's® and Docker's® brands within the Americas region and accelerate growth.

Strengthen Position as a Leading World-Class Omni-Channel Retailer. We are focused on growing our DTC channel in order to better control our brands and drive meaningful connections with our consumers globally.

•
Continue to expand our retail presence and improve our sales productivity in existing stores. We continue to add new, profitable retail locations in the United States and across the globe. We had 81 more company-operated stores on November 24, 2019 than we did on November 25, 2018. We are focused on creating a shopping experience that excites today’s consumers with enhanced customization and personalization through our Tailor Shops and Print Bars. Additionally, we are continuing to implement integrated omni-channel and digital capabilities across our store fleet. We have updated our systems to enable customers to return products in-store that they purchased through our websites and allow our sales associates to place orders in store when desired fits or sizes are not available. We have continued rolling out our RFID inventory management system to improve operations and help us test the effectiveness of different store layouts and assortments. We have also started updating the POS terminals in our stores so we can deliver a seamless experience across all touchpoints to our customers and continue working toward our strategy of becoming a leading world-class omni-channel retailer.

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

•
Improve flexibility and ability to respond to changing fashion and consumer trends. We are taking steps to shorten our time to market in order to better meet the rapidly evolving needs of our customers and consumers. For example, Project F.L.X. increases operational agility in our men’s and women’s bottoms businesses and facilitates improved inventory management by enabling us to make final decisions on the mix of styles for our denim products closer to the time of sale. We have also added shorter go-to-market processes in categories such as tops in order to forecast and buy inventory more effectively, leading to higher sell through rates and less marked down product.

Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented 65%, 68% and 72% of our total units sold in fiscal years 2019, 2018 and 2017, respectively. Men's products generated 67%, 69% and 72% of our total net sales in fiscal years 2019, 2018 and 2017, respectively.
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
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net sales in all three of our regions in fiscal years 2019, 2018 and 2017. We also offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 87% of our total net sales in fiscal year 2019, and 86% in fiscal year 2018 and 2017, approximately half of which were generated in our Americas region.
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
Our Dockers® brand products accounted for 6%, 7% and 8% of our total net sales in fiscal years 2019, 2018 and 2017, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products were sold in more than 50 countries.
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
Our Signature by Levi Strauss & Co.™ and Denizen® brand products accounted for 7%, 7% and 6% of our total net sales in fiscal years 2019, 2018 and 2017, respectively.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for 2% of our total net revenues in each of fiscal years 2019, 2018 and 2017.

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
Sales, Distribution and Customers
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e- commerce sites and select shop-in-shops located in department stores and other third-party retail locations.
Multi-brand Retailers
We seek to make our products available where consumers shop, including offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers accounted for 26%, 27% and 28% of our net revenues in fiscal years 2019, 2018 and 2017, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 500 of these shop-in-shops as of November 24, 2019.
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
Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 27%, 26% and 25% of our net revenues in fiscal years 2019, 2018 and 2017, respectively. As of November 24, 2019, we had 905 company-operated stores, predominantly Levi's® stores, located in 32 countries across our three regions. We had 282 of these stores in the Americas, 324 stores in Europe and 299 stores in Asia. During 2019, we added 121 company-operated stores and closed 40 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,400 of these stores as of November 24, 2019, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 250 of these shop-in-shops were operated by third parties as of November 24, 2019.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com and www.dockers.com, that sell products directly to consumers across multiple markets around the world. These sites represented 5%, 4% and 4% of overall net revenues in fiscal years 2019, 2018 and 2017; and 14%, 13% and 13% of DTC channel net revenues in fiscal years 2019, 2018 and 2017.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2019, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 25% and 27%, respectively, of our total net revenues for the year. In fiscal year 2018, our net revenues in the first, second, third and fourth quarters represented 24%, 22%, 25% and 29%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year-end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Each of fiscal years 2018 and 2017 included one Black Friday. Fiscal year 2019 did not have a Black Friday, while fiscal year 2020 will have two Black Fridays.

We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal years 2019, 2018 and 2017 were 52-week years, ending on November 24, 2019, November 25, 2018 and November 26, 2017, respectively. Each quarter of fiscal years 2019, 2018 and 2017 consisted of 13 weeks. The fourth quarter of 2020 will consist of 14 weeks.
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
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand and the Dockers® brand as the definitive khaki. We continually strengthen our portfolio of brands and our positioning at the center of popular culture with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, and selective collaborations with key influencers, integrating ourselves with significant cultural events, and on-the-ground efforts such as street-level events and similar targeted "viral" marketing activities. We also connect with sport and music fans across the world, including through the naming rights to the stadium for the San Francisco 49ers, which we secured in 2013.
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
We also use our websites, including www.levi.com and www.dockers.com in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products. Information contained on, or that can be accessed through, these websites is not intended to be incorporated by reference into this Annual Report and references to our website addressed in this Annual Report are inactive textual references only.
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

In fiscal year 2019, we sourced products from independent contract manufacturers located in approximately 23 countries around the world, including United States. We sourced products in North and South Asia, the Americas, Europe and Africa. No single country accounted for more than 20% of our sourcing in fiscal year 2019.
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

Intellectual Property
We have more than 5,400 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co. We regard our trademarks as our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing over 250 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of November 24, 2019, we had nine issued U.S. patents and 19 U.S. patent applications pending. Our patents expire between 2025 and 2038. We also have 15 international and foreign patent applications pending. In addition, as we develop technologies that we believe are innovative, such as Project F.L.X., we intend to continually assess the patentability of new intellectual property.
Employees
As of November 24, 2019, we employed approximately 15,800 people, approximately 7,300 of whom were located in the Americas, 4,600 in Europe, and 3,900 in Asia. Approximately 1,800 of our employees were associated with the manufacturing and procurement of our products, 8,500 worked in retail, including seasonal employees, 1,500 worked in distribution and 4,000 were other non-production employees. As of November 24, 2019, approximately 3,700 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Today, descendants of the family of Levi Strauss continue to be actively involved in our company. Our Class B common stock is primarily owned by these descendants and their relatives and trusts established for their behalf. In order to facilitate a forum for frequent, open and constructive dialogue between us and these stockholders, the family members have organized a family council, which engages with us on topics of mutual interest, such as our industry, governance, ownership and philanthropy. Management shares information and interacts with the family members, including the family council, in a manner consistent with all applicable laws and regulations.
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
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Relating to Our Business
Our success depends on our ability to maintain the value and reputation of our brands.
Our success depends in large part on the value and reputation of our brands, which are integral to our business and the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brands and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high- quality products acceptable to our customers and consumers or if we face or mishandle a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our corporate integrity and culture. Negative claims or publicity involving us or our products, or the production methods of any of our suppliers or contract manufacturers, could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we or our senior executives may from time to time take positions on social issues that may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Adverse publicity could undermine consumer confidence in our brands and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brands and reputation could adversely affect our business and financial condition.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 26%, 27% and 28% of our total net revenues in fiscal years 2019, 2018 and 2017, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such actions could adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer – including bankruptcy or liquidation – could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Any of the foregoing could adversely affect our business and financial condition. For example, our wholesale customer, Sears Holdings Corporation and certain of its subsidiaries, including Kmart, is currently undergoing bankruptcy proceedings and has closed stores and implemented layoffs in 2019. Continuing developments will likely adversely affect our sales to this customer.
The retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. Consolidation in the retail industry has typically resulted in store closures, centralized purchasing decisions, and increased emphasis by retailers on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand by retailers of our products. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Furthermore, consolidation may be partly due to consumers continuing to transition away from traditional wholesale retailers to large online retailers, which in turn exposes our products to increased competition. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.

We may be unable to maintain or increase our sales through our primary distribution channels.
In addition to our brand-dedicated company-operated retail stores and e-commerce sites, our primary distribution channels include department stores, specialty retailers, mass channel retailers, franchised or other brand-dedicated stores, and shop-in-shops.
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
Further success by retailer private-labels, vertically-integrated specialty stores and e-commerce sites may continue to adversely affect the sales of our products across all channels, as well as the profitability of our brand-dedicated stores. Additionally, our ability to secure or maintain retail floor space, product display prominence, market share and sales in these channels depends on our ability to offer differentiated products, to increase retailer profitability on our products and the strength of our brands, and such efforts could have an adverse impact on our margins.
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
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products comes from sources outside the country of distribution. As a result, we are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including:

•	currency fluctuations, which have impacted our results of operations significantly in recent years;

•	political, economic and social instability;

•	changes in tariffs and taxes;

•	regulatory restrictions on our ability to operate in our preferred manner;

•	rapidly changing regulatory restrictions and requirements, for example in the area of data privacy; and

•	less protective foreign laws relating to intellectual property.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Changes in foreign currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, privacy, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have an adverse effect on our business.
We also are subject to the impacts of political, economic and social instability. For example, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." A withdrawal could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition. Brexit has also contributed to significant volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur.
Changes to trade policy, including tariff and customs regulations, may have a material adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The Trump Administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which still needs to be ratified by Canada before going into force.
As a result of recent policy changes and proposals of the Trump Administration, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs, and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could materially impact our financial position and results of operations.
Legislation or other changes in US and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22, 2017. The Tax Act had a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduced the U.S. corporate statutory tax rate, eliminated or limited the deduction of several expenses that were previously deductible, imposed a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet through fiscal year-end 2019, and reflected the amounts in our financial statements. The Tax Act, as well as regulations and legal decisions interpreting and applying the Tax Act, may have significant impacts in future periods.
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
One of our key strategic priorities is to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, franchisee and other brand-dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a significant expansion in company-operated stores, a decline in sales or the closure of or poor performance of stores could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for traffic, square footage, demographics, and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
In addition, our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate. One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our customer, digital, and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our operating results would be adversely affected.
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
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not succeed in increasing sales or attracting consumers. For example, it is possible that consumers may not sign up for our loyalty program at anticipated rates if they do not find the features and benefits compelling, and that we may not realize the benefits that we anticipate from these programs. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our e-commerce business, as well as damage our reputation and brands.
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
Unexpected obstacles in new markets and that arise in connection with growth in our existing markets may limit our expansion opportunities and cause our business and growth to suffer.
Our future growth depends in part on our continued expansion efforts in existing markets and in new markets where we may have limited familiarity and experience with regulatory environments and market practices. We may not be able to expand or successfully operate in those markets as a result of such unfamiliarity or other unexpected barriers to expansion or entry. In connection with our efforts, we may encounter obstacles, including cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, economic or governmental instability, difficulties in keeping abreast of market, business and technical developments and foreign consumers’ tastes and preferences. Our failure to develop our business in new markets or disappointing growth in existing markets that we may experience could harm our business and results of operations.
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
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to Wipro Limited. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. In addition, we could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house. We may outsource other functions in the future, which would increase our reliance on third parties.

We face cybersecurity, privacy and data protection risks and may incur increasing costs in an effort to minimize those risks.
We utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our consumers, employees, and others, including credit card information and personal information. As evidenced by the numerous companies who have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a failure by us or our employees, such as failing to follow policies, procedures or training, or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or personal information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures and to comply with laws relating to privacy and data protection, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems.
A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursement of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation and diversion of management attention and also further inquiries and increased scrutiny from regulatory entities. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act. Several foreign countries and governmental bodies, including the European Union, also have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data referred to as personal information. The definition of personal information, which includes data that identifies or may be used to identify an individual, directly or indirectly, such as names or email addresses and, in some jurisdictions, any unique identifier such as an internet protocol addresses, has been continually revised in a way that puts larger amounts of information within scope of the laws. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation, which became effective in May 2018 and replaced the 1995 European Union Data Protection Directive and superseded applicable European Union member state legislation, imposes significant new requirements on how companies collect, process and transfer personal data, as well as significant fines for noncompliance. The increased complexity in these laws and the inherent conflicts between jurisdictions may result in an inability for the company to comply with all applicable requirements in the jurisdictions where we do business despite our best efforts.
Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business. Our efforts to implement evolving global detailed legal requirements relating to protection of personal information creates uncertainty in our ability to anticipate the volume of consumer inquiries, to timely respond, and to predict consumer understanding of our business practices which may all unintentionally create confusion about our practices and cause loss of trust and damage to our reputation.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation.
In fiscal year 2019, we sourced approximately 99% of our products from independent contract manufacturers who purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. Finally, while we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations.
A contract manufacturer's failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive shipments due to factors such as port or transportation conditions or security incidents, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins. If we need to replace any contract manufacturer, we may be unable to locate additional contract manufacturers on terms that are acceptable to us, or at all, or we may be unable to locate additional contract manufacturers with sufficient capacity to meet our requirements or to fill our orders in a timely manner.
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
Our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing.
Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by the increasing costs or availability of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition.
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
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in certain circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores or websites in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.
Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. In addition to our trademarks and other intellectual property rights, as we develop technologies, such as Project F.L.X., that we believe are innovative, we intend to continually assess the patentability and other protectability of new intellectual property. However, the patents that we own and those that may be issued in the future may not adequately protect our intellectual property, survive legal challenges or provide us with competitive advantages, and our patent applications may not be granted. Our efforts to establish and protect our proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to claim ownership or seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks, patented technologies or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our consumers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other intellectual property, including through civil and/or criminal prosecution. We may not be able to successfully resolve those claims, which may result in financial liability and criminal penalties, and defending or pursuing such claims may create significant financial burdens. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
We have substantial liabilities and cash requirements associated with our postretirement benefits, pension and deferred compensation plans.
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have generated, and will generate, substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns and/or the market value of plan assets, can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in store closures and a decrease in consumer traffic in China. At this point, the extent to which the coronavirus may impact our results is uncertain.
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
Climate change may adversely impact our business.
Rising global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (e.g., floods, droughts and severe storms) could, among other things, adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, disrupt retail operations and traffic in consumer markets, increase our product costs and impact the types of apparel products that consumers purchase. As a result, the effects of climate change could have short- and long-term impacts on our business and operations.
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
As of November 24, 2019, we had $1.0 billion of debt, all of which was unsecured, and we had $819.5 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
In addition, certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.
The Tax Act also places limitations on businesses abilities to deduct interest expenses. If our adjusted taxable income were to decrease, we may not be able to fully deduct our interest expenses.
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
We conduct our international operations through foreign subsidiaries and we only receive the cash that remains after our foreign subsidiaries satisfy their obligations. We may depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit cash to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to transfer the amount of cash that we need, we may be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations.
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

Risks Relating to Our Industry
Our revenues are influenced by economic conditions that impact consumer spending and consumer confidence.
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending and consumer confidence. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected, there is economic uncertainty or volatility or during recessionary periods. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or tax or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as direct sales. These outcomes and behaviors have in the past, and may continue to in the future, adversely affect our business and financial condition.

Intense competition in the global apparel industry could lead to reduced sales and prices.
We face a variety of competitive challenges in the global apparel industry from a variety of companies, and competition has increased over the years due to factors such as:

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
The success of our business depends upon our ability to forecast and respond timely to consumer demand and market conditions and offer on-trend and new and updated products at attractive price points.
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication, and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer spending and towards "experiential" spending and sustainable products. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity, and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast and respond timely to consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products, and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. Conversely, if we underestimate consumer demand for our products, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand loyalty. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense cost and pricing pressure.
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

Increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results.
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions.Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs or a global trade war.
We import materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes and work stoppages, political unrest, security incidents, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.
Substantially all of our import operations are subject to complex custom laws, regulations and tax requirements as well as trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with customs regulations or similar laws, could harm our business. In this regard, the results of the November 2016 election in the United States and the Brexit vote in the United Kingdom have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
In 2018, the Trump Administration announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the USMCA, which still needs to be ratified. Currently, of the products that we sell in the United States, approximately 8% are manufactured in Mexico and less than 8% are manufactured in China. If the Trump Administration follows through on its proposed China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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
An active trading market for our Class A common stock may not be sustained.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 24, 2020 we had outstanding a total of 57,367,130 shares of Class A common stock and 336,748,994 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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

The dual class structure of our common stock concentrates voting control with descendants of the family of Levi Strauss, who have the ability to control the outcome of matters submitted for stockholder approval, which will limit your ability to influence corporate matters and may depress the trading price of our Class A common stock.
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
This control may adversely affect the market price of our Class A common stock. In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.
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
As of November 24, 2019, there were 451,897 shares of Class A common stock and 24,806,706 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.

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
Although we have made filings with the SEC for many years, as a newly public company we are subject to the additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. For example, we are required to file proxy statements under Section 14 of the Exchange Act. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 24, 2019, we operated two manufacturing-related facilities abroad and seven distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our key operating properties in use as of November 24, 2019 is summarized in the following table:

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
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Diegem, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate two back-up data centers located in Carrollton and Westlake, Texas. As of November 24, 2019, we leased 80 administrative and sales offices in 46 countries, as well as leased 12 warehouses in seven countries.
In addition, as of November 24, 2019, we had 905 company-operated retail and outlet stores in leased premises in 32 countries: 282 stores in the Americas, 324 stores in Europe and 299 stores in Asia.

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
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “LEVI” since March 21, 2019. Prior to that date, there was no public trading market for our stock. Our Class B common stock is neither listed nor publicly traded.
Holders of Record
As of January 24, 2020, there were 46 holders of record of our Class A common stock and 239 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms.
Dividend Policy
We do not have an established annual dividend policy, but we aim to grow our annual cash dividends along with our earnings growth. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of the Board depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 6 to our audited consolidated financial statements included in this report.
Securities Authorized for Issuance Under Equity Incentive Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500, and the S&P 500 Apparel, Accessories and Luxury Goods. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through November 24, 2019. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at our fiscal year end of November 24, 2019:

(in dollars)	March 21, 2019	November 24, 2019
Levi Strauss & Co.	$100.00	$76.40
S&P 500	$100.00	$114.49
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$94.24
The information under “Cumulative Stock Performance Graph” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any filing of Levi Strauss & Co. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report and irrespective of any general incorporation language in those filings.
Use of Proceeds from Initial Public Offering of Class A Common Stock
On March 25, 2019, we closed our initial public offering of Class A common stock (our “IPO”), in which we sold 14,960,557 shares of our Class A common stock at a price to the public of $17.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares and excluding shares of common stock sold in our IPO by certain of our existing stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-229630), which was declared effective by the SEC on March 20, 2019.
We received net proceeds from our IPO of $234.6 million after deducting underwriting discounts and commissions of $13.6 million and other direct and incremental offering expenses of $6.1 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
There has been no material change in the planned use of our net IPO proceeds as described in the prospectus contained in such registration statement.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for fiscal years 2019, 2018, 2017, 2016 and 2015. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements for fiscal years 2019, 2018 and 2017 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 24, 2019	Year Ended November 25, 2018	Year Ended November 26, 2017	Year Ended November 27, 2016	Year Ended November 29, 2015
	(Dollars in thousands, except per share amounts)
Statements of Income Data:
Net revenues	$5,763,087	$5,575,440	$4,904,030	$4,552,739	$4,494,493
Cost of goods sold	2,661,714	2,577,465	2,341,301	2,223,727	2,225,512
Gross profit	3,101,373	2,997,975	2,562,729	2,329,012	2,268,981
Selling, general and administrative expenses(1)(2)	2,534,698	2,457,564	2,082,662	1,853,489	1,800,277
Restructuring, net	—	—	—	312	14,071
Operating income	566,675	540,411	480,067	475,211	454,633
Interest expense	(66,248)	(55,296)	(68,603)	(73,170)	(81,214)
Underwriter commission paid on behalf of selling stockholders	(24,860)	—	—	—	—
Loss on early extinguishment of debt	—	—	(22,793)	—	(14,002)
Other income (expense), net(2)	2,017	14,907	(39,890)	5,219	(49,019)
Income before taxes	477,584	500,022	348,781	407,260	310,398
Income tax expense	82,604	214,778	64,225	116,051	100,507
Net income	394,980	285,244	284,556	291,209	209,891
Net (income) loss attributable to noncontrolling interest	(368)	(2,102)	(3,153)	(157)	(455)
Net income attributable to Levi Strauss & Co.	$394,612	$283,142	$281,403	$291,052	$209,436
Earnings per common share attributable to common stockholders:
Basic	$1.01	$0.75	$0.75	$0.78	$0.56
Diluted	$0.97	$0.73	$0.73	$0.76	$0.55
Weighted-average common shares outstanding:
Basic	389,082,277	377,139,847	376,177,350	375,141,560	374,831,820
Diluted	408,365,902	388,607,361	384,338,330	382,852,950	384,122,020

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$412,188	$420,371	$525,941	$306,550	$218,332
Investing activities	(243,343)	(179,387)	(124,391)	(68,348)	(80,833)
Financing activities	55,018	(148,224)	(151,733)	(173,549)	(94,895)
Balance Sheet Data:
Cash and cash equivalents	$934,237	$713,120	$633,622	$375,563	$318,571
Working capital(3)(4)	1,702,982	1,235,860	1,118,157	942,019	681,982
Total assets(3)	4,232,418	3,542,660	3,357,838	2,995,470	2,884,395
Total debt, excluding capital leases	1,014,366	1,052,154	1,077,311	1,045,178	1,152,541
Temporary equity	—	299,140	127,035	79,346	68,783
Total Levi Strauss & Co. stockholders' equity	1,563,531	660,113	696,910	509,555	330,268
Other Financial Data:
Depreciation and amortization	$123,942	$120,205	$117,387	$103,878	$102,044
Capital expenditures	175,356	159,413	118,618	102,950	102,308
Cash dividends paid	113,914	90,000	70,000	60,000	50,000
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

(2)
The amounts in Selling, general and administrative expenses, and Other income (expense), net in fiscal years prior to 2019 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

(3)	Certain insignificant amounts on the balance sheets from fiscal 2017 and 2016 have been conformed to the November 25, 2018 and November 24, 2019 presentation.

(4)
Increase in working capital in fiscal year 2019 is partially attributable to our IPO in March 2019, as net proceeds of $234.6 million were received, and as a result of cash-settled stock-based compensation being replaced with stock-settled awards, $45.8 million of related liabilities were reclassified from accrued salaries, wages and employee benefits to additional paid in capital. Refer to Note 1 for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. See “—Financial Information Presentation—Fiscal Year.”
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the Unites States ("GAAP"), we use certain non-GAAP financial measures throughout this Annual Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (direct-to-consumer "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 24, 2019, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of November 24, 2019, we had 905 company-operated stores located in 32 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Our Europe and Asia businesses, collectively, contributed 47% of our net revenues and 45% of our regional operating income in 2019, as compared to 45% of our net revenues and 41% of our regional operating income in 2018. Sales of Levi’s® brand products represented approximately 87% of our total net sales in 2019, as compared to 86% in 2018. Pants represented 65% of our total units sold in 2019, as compared to 68% of our total units sold in 2018, and men's products generated 67% of our total net sales in 2019 as compared to 69% in 2018.
Our wholesale channel generated 64% and 65% of our net revenues in fiscal years 2019 and 2018, respectively. Our DTC channel generated 36% and 35% of our net revenues in fiscal years 2019 and 2018, respectively, with our company operated e-commerce representing 14% and 13% of DTC channel net revenues and 5% and 4% of total net revenues in fiscal years 2019 and 2018, respectively.
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

•
The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. The current domestic and international political environment, including changes to other U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs and, if not mitigated, could have a material adverse effect on our business and results of operations. In addition, the United States enacted tax legislation in fiscal year 2018, which is intended to stimulate economic growth and capital investments in the United States by, among other provisions, lowering tax rates for both corporations and individuals. For more information, see Note 18 of our audited consolidated financial statements included in this report.
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
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2019, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 25% and 27%, respectively, of our total net revenues for the year. In fiscal year 2018, our net revenues in the first, second, third and fourth quarters represented 24%, 22%, 25% and 29%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year-end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Each of fiscal years 2018 and 2017 included one Black Friday, fiscal year 2019 did not have a Black Friday, while fiscal year 2020 will have two Black Fridays.
The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fourth quarter selling season. Order backlog is not material to our business.
Effects of Inflation
We believe inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Our 2019 Results

•	Net revenues. Compared to 2018, consolidated net revenues increased 3.4% on a reported basis and 5.8% on a constant-currency basis driven by growth across all three regions.

•
Operating income.  Compared to 2018, consolidated operating income increased 4.8% and operating margin increased to 9.8% from 9.7%, primarily reflecting higher net revenues and lower selling, general and administrative ("SG&A") expenses as a percent of net revenues as higher selling expenses incurred to support DTC growth were more than offset by lower administration expenses.

•
Net income. Compared to 2018, consolidated net income increased to $395.0 million from $285.3 million due to higher operating income in the current year and a $143.4 million charge in the prior year from the transitional impact from the 2017 Tax Act, partially offset with a $24.9 million underwriter commission paid by us on behalf of selling stockholders in connection with our IPO.

•
Adjusted EBIT. Compared to 2018, adjusted EBIT of $610.6 million increased 4% on a reported basis and 8% on a constant-currency basis as a result of higher net revenues. Adjusted EBIT margin was 10.6%, flat compared to prior year on a reported basis, and 20 basis points higher than the prior year on a constant-currency basis. The lack of Black Friday sales in 2019 adversely impacted the adjusted EBIT margin comparison by approximately 25 basis points.

•
Adjusted net income. Compared to 2018, adjusted net income increased 9% due to higher operating income in the current year, and a $47.8 million charge in the prior year from a one-time U.S. transition tax on undistributed foreign earnings and foreign and state tax costs associated with future remittances of undistributed earnings from foreign subsidiaries, both resulting from the 2017 Tax Act.

•	Earnings per share. Compared to 2018, diluted earnings per share increased from $0.73 to $0.97 due to higher net income, partially offset by an increase in shares outstanding as a result of our IPO.

•
Adjusted diluted earnings per share. Compared to 2018, adjusted diluted earnings per share increased from $1.08 to $1.12 on a reported basis and increased from $1.03 to $1.12 on a constant-currency basis as a result of higher adjusted net income, partially offset by increased shares outstanding as a result of our IPO.

Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal years 2019, 2018 and 2017 were 52-week years ending on November 24, 2019, November 25, 2018 and November 26, 2017, respectively. Fiscal 2020 will be a 53-week year. Each quarter of fiscal years 2019, 2018 and 2017 consisted of 13 weeks. The fourth quarter of 2020 will consist of 14 weeks.
Segments.  We manage our business according to three operating segments: Americas, Europe and Asia.
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

•
SG&A and Other Income (Expense), net in the period ended November 25, 2018 and November 26, 2017 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

Results of Operations
2019 compared to 2018
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2019	November 25, 2018	% Increase (Decrease)	November 24, 2019	November 25, 2018
				% of Net Revenues	% of Net Revenues
	(Dollars in millions, except per share amounts)
Net revenues	$5,763.1	$5,575.4	3.4%	100.0%	100.0%
Cost of goods sold	2,661.7	2,577.4	3.3%	46.2%	46.2%
Gross profit	3,101.4	2,998.0	3.4%	53.8%	53.8%
Selling, general and administrative expenses	2,534.7	2,457.5	3.1%	44.0%	44.1%
Operating income	566.7	540.5	4.8%	9.8%	9.7%
Interest expense	(66.2)	(55.3)	19.7%	(1.1)%	(1.0)%
Underwriter commission paid on behalf of selling stockholders	(24.9)	—	*	(0.4)%	—%
Other income, net	2.0	14.9	(86.6)%	—%	0.3%
Income before income taxes	477.6	500.1	(4.5)%	8.3%	9.0%
Income tax expense	82.6	214.8	(61.5)%	1.4%	3.9%
Net income	395.0	285.3	38.5%	6.9%	5.1%
Net income attributable to noncontrolling interest	(0.4)	(2.1)	(81.0)%	—%	—%
Net income attributable to Levi Strauss & Co.	$394.6	$283.2	39.3%	6.8%	5.1%
Earnings per common share attributable to common stockholders:
Basic	$1.01	$0.75	34.7%	*	*
Diluted	$0.97	$0.73	32.9%	*	*
Weighted-average common shares outstanding:
Basic	389.1	377.1	3.2%	*	*
Diluted	408.4	388.6	5.1%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by regional operating segment for the periods indicated and the changes in net revenues by operating segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase
	November 24, 2019	November 25, 2018	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$3,057.0	$3,042.7	0.5%	0.8%
Europe	1,768.1	1,646.2	7.4%	13.3%
Asia	938.0	886.5	5.8%	9.5%
Total net revenues	$5,763.1	$5,575.4	3.4%	5.8%
As compared to the same period in the prior year, total net revenues were affected unfavorably by approximately $126 million in foreign currency exchange rates.
Americas.   On both a reported basis and constant-currency basis, net revenues in our Americas region increased slightly for 2019. Currency translation had an unfavorable impact on net revenues of approximately $10 million for the year.
Constant-currency net revenues increased as a result of higher DTC revenues, in the U.S. and international markets, specifically Mexico, despite lacking Black Friday sales due to the timing of our 2019 fiscal year-end. The increase in sales was due to the expansion of our company-operated retail network, as we had 14 more stores in operation as of November 24, 2019 as compared to November 25, 2018 and increased traffic to our e-commerce business. Total wholesale revenues were down, driven from a decline in U.S. wholesale revenues, as a result of the softening in the overall wholesale environment, including the impact of financially troubled retailers and increased door closures since a year ago. The decline was also due to the 2018 relaunch of our Docker's Signature Khaki, as we stocked our customers' floors with the new product, driving increased sales in the prior year.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $86 million.
Constant-currency net revenues increased for 2019 as a result of strong performance across both DTC and wholesale channels. The growth in DTC is mainly driven from strong performance within our company-operated retail network, particularly outlets, as well as expansion, as we had 24 more stores in operation as of November 24, 2019 as compared to November 25, 2018, despite lacking Black Friday sales due to the timing of our 2019 fiscal year-end. The growth in our wholesale channel is broad based, across all markets and product categories.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $30 million.
On a constant-currency basis, the increase in net revenues was due to growth across both wholesale and DTC channels. The growth in wholesale, which includes franchised stores was across multiple markets, in particular India. The growth in DTC was primarily due to store expansion, as there were 43 more stores as of November 24, 2019 as compared to November 25, 2018 as well as growth within our e-commerce business.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 24, 2019	November 25, 2018	% Increase
	(Dollars in millions)
Net revenues	$5,763.1	$5,575.4	3.4%
Cost of goods sold	2,661.7	2,577.4	3.3%
Gross profit	$3,101.4	$2,998.0	3.4%
Gross margin	53.8%	53.8%
Currency translation unfavorably impacted gross profit by approximately $72 million. Excluding the impact of currency translation, gross margin increased slightly due to sales in higher gross margin businesses offset primarily by transactional currency impact.
Selling, general and administrative expenses
The following table shows SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2019	November 25, 2018	% Increase (Decrease)	November 24, 2019	November 25, 2018
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$1,116.8	$1,043.0	7.1%	19.4%	18.7%
Advertising and promotion	399.3	400.3	(0.2)%	6.9%	7.2%
Administration	426.0	484.5	(12.1)%	7.4%	8.7%
Other	592.6	529.7	11.9%	10.3%	9.5%
Total SG&A expenses	$2,534.7	$2,457.5	3.1%	44.0%	44.1%
Currency translation affected SG&A expenses favorably by approximately $50 million as compared to the prior year.
Selling.  Currency translation impacted selling expenses favorably by approximately $29 million for the year ended November 24, 2019. Higher selling expenses primarily reflected costs associated with the expansion and performance of our DTC business, including increased investment in new and existing company-operated stores. We had 81 more company-operated stores as of November 24, 2019 than as of November 25, 2018.
Advertising and promotion.  Currency translation impacted advertising and promotion expense favorably by approximately $8 million for the year ended November 24, 2019. Advertising and promotion expenses as a percent of net revenues decreased due to planned reductions in advertising spend.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $6 million for the fiscal year 2019. Administration expenses decreased due to lower annual incentive compensation costs as well as lower stock-based compensation costs, which reflect the cancel of cash-settled awards and concurrent replacement with similar equity-settled awards in relation to the IPO, as well as lower overall stock price volatility for 2019.
Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. Currency translation impacted other SG&A expenses favorably by approximately $7 million for the fiscal year 2019. The increase in other SG&A costs was primarily due to an increase in information technology expenses, which reflect critical investments towards expanding our omni-channel capabilities as well as initial investments towards a new enterprise resource planning system. Distribution costs also increased to support increased volume, mainly within Europe and Asia.

Operating income
The following table shows operating income by regional operating segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding region net revenues:

	Year Ended
	November 24, 2019	November 25, 2018	% (Decrease) Increase	November 24, 2019		November 25, 2018
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$545.1	$551.4	(1.1)%	17.8%		18.1%
Europe	353.1	292.9	20.6%	20.0%		17.8%
Asia	85.8	86.6	(0.9)%	9.1%		9.8%
Total regional operating income	984.0	930.9	5.7%	17.1%	*	16.7%	*
Corporate expenses	417.3	390.4	6.9%	7.2%	*	7.0%	*
Total operating income	$566.7	$540.5	4.8%	9.8%	*	9.7%	*
Operating margin	9.8%	9.7%
______________
* Percentage of consolidated net revenues
Currency translation affected total operating income unfavorably by approximately $22 million as compared to the prior year.
Regional operating income.

•
Americas.  Currency translation did not have a significant impact on operating income in the region for fiscal year 2019. The decrease in operating income was primarily due to an increase in net revenues and gross margin offset by higher SG&A selling expense, mainly to support growth across our DTC channel.

•
Europe.  Currency translation unfavorably affected operating income in the region by approximately $17 million as compared to the prior year. Excluding the effects of currency, the increase in operating income was due to higher net revenues across all channels and increased gross margin, partially offset by higher SG&A selling, distribution, and advertising and promotion costs to support revenue growth.

•
Asia.  Currency translation unfavorably affected operating income in the region by approximately $5 million in the region for fiscal year 2019. Excluding the effects of currency, the increase in operating income for 2019 was due to higher net revenues across all channels, offset by higher SG&A selling expense to support growth across our retail channel.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments.
Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. The increase in corporate expenses for 2019 was primarily due to an increase in foreign currency transaction losses related to our global sourcing organizations procurement of inventory on behalf of our foreign subsidiaries.
Interest expense
Interest expense was $66.2 million for the year ended November 24, 2019, as compared to $55.3 million in the prior year. The increase in interest expense was primarily related to higher interest on deferred compensation as a result of changes in market conditions, and higher interest incurred on lease financing obligations for build to suit locations.
Our weighted-average interest rate on average borrowings outstanding for 2019 was 5.31%, as compared to 5.01% for 2018.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 24, 2019 and November 25, 2018, we recorded net other income of $2.0 million and $14.9 million, respectively. The income in 2019 primarily reflected investment interest generated from money market funds and short-term investments, partially offset by net periodic pension cost and net losses on our foreign currency denominated balances. The income in 2018 primarily reflected net gains on our foreign exchange derivatives and investment interest generated from money market funds, partially offset by net losses on our foreign currency denominated balances.
Underwriter commission paid on behalf of selling stockholders
For the year ended November 24, 2019, we recorded an expense of $24.9 million for underwriting discounts and commissions paid by us on behalf of the selling stockholders in connection with our IPO.
Income tax expense
On December 22, 2017, the U.S. enacted the Tax Act, which significantly changed U.S. tax law. The Tax Act lowered our U.S. statutory federal income tax rate from 35% to 21% effective on November 26, 2018. Beginning the first quarter of 2019, our effective tax rate reflected a provision to tax Global Intangible Low-Taxed Income ("GILTI") of foreign subsidiaries and a tax benefit for Foreign Derived Intangible Income ("FDII"). In accordance with U.S. GAAP, we made an accounting policy election to account for GILTI in the period in which it is incurred.
Income tax expense was $82.6 million for the year ended November 24, 2019, compared to $214.8 million for the prior year. Our effective income tax rate was 17.3% for the year ended November 24, 2019, compared to 43.0% for the prior year. The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a $143.4 million one-time tax charge in 2018 related to the enactment of the Tax Act. This charge was comprised of $95.6 million re-measurement of deferred tax assets and liabilities and $37.5 million one-time U.S. transition tax on undistributed foreign earnings and $10.3 million charge related to foreign and state tax costs associated with the future remittance of undistributed earnings of foreign subsidiaries.
We historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. We have reevaluated this historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries are no longer considered to be indefinitely reinvested as well as most of the additional undistributed earnings generated through November 2019. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $9.7 million. For the year ended November 24, 2019, management asserted indefinite reinvestment on a small portion of foreign earnings generated in fiscal year 2019. If such earnings were to repatriate back to the U.S., the related foreign withholding and state tax costs could be approximately $1 million.

2018 compared to 2017
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase (Decrease)	November 25, 2018	November 26, 2017
				% of Net Revenues	% of Net Revenues
	(Dollars in millions, except per share amounts)
Net revenues	$5,575.4	$4,904.0	13.7%	100.0%	100.0%
Cost of goods sold	2,577.4	2,341.3	10.1%	46.2%	47.7%
Gross profit	2,998.0	2,562.7	17.0%	53.8%	52.3%
Selling, general and administrative expenses(1)	2,457.5	2,082.6	18.0%	44.1%	42.5%
Operating income	540.5	480.1	12.6%	9.7%	9.8%
Interest expense	(55.3)	(68.6)	(19.4)%	(1.0)%	(1.4)%
Loss on early extinguishment of debt	—	(22.8)	*	—%	(0.5)%
Other income (expense), net(1)	14.9	(39.9)	(137.3)%	0.3%	(0.8)%
Income before income taxes	500.1	348.8	43.4%	9.0%	7.1%
Income tax expense	214.8	64.2	*	3.9%	1.3%
Net income	285.3	284.6	0.2%	5.1%	5.8%
Net income attributable to noncontrolling interest	(2.1)	(3.2)	(34.4)%	—%	(0.1)%
Net income attributable to Levi Strauss & Co.	$283.2	$281.4	0.6%	5.1%	5.7%
Earnings per common share attributable to common stockholders:
Basic	$0.75	$0.75	—%	*	*
Diluted	$0.73	$0.73	—%	*	*
Weighted-average common shares outstanding:
Basic	377.1	376.2	0.2%	*	*
Diluted	388.6	384.3	1.1%	*	*
_____________
* Not meaningful

(1)
The amounts in SG&A and Other income (expense), net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

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

	Year Ended
	November 25, 2018	November 26, 2017	% Increase	November 25, 2018	November 26, 2017
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$1,043.0	$888.2	17.4%	18.7%	18.1%
Advertising and promotion	400.3	323.3	23.8%	7.2%	6.6%
Administration	484.5	398.1	21.7%	8.7%	8.1%
Other	529.7	473.0	12.0%	9.5%	9.7%
Total SG&A expenses	$2,457.5	$2,082.6	18.0%	44.1%	42.5%
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

Operating income
The following table shows operating income by regional operating segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding region net revenues:

	Year Ended
	November 25, 2018	November 26, 2017	% Increase	November 25, 2018		November 26, 2017
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$551.4	$529.3	4.2%	18.1%		19.1%
Europe	292.9	198.7	47.4%	17.8%		15.1%
Asia	86.6	78.3	10.6%	9.8%		9.6%
Total regional operating income	930.9	806.3	15.5%	16.7%	*	16.4%	*
Corporate expenses	390.4	326.2	19.7%	7.0%	*	6.7%	*
Total operating income	$540.5	$480.1	12.6%	9.7%	*	9.8%	*
Operating margin	9.7%	9.8%
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
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 25, 2018, we recorded net other income of $14.9 million as compared to net other expense of $39.9 million for the prior year. The income in 2018 primarily reflected net gains on our foreign exchange derivatives and investment interest generated from money market funds, partially offset by net losses on our foreign currency denominated balances. The expense in 2017 primarily reflected net losses on foreign exchange derivatives, partially offset by net gains on our foreign currency denominated balances.
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

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. Our capital allocation priorities are (1) to invest in opportunities and initiatives to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, which we expect to be in the range of $130 million in 2020, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants, and (3) to pursue acquisitions that support our current strategies. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
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
In March 2019, we completed our IPO, in which we issued and sold 14,960,557 shares of Class A common stock at a public offering price of $17.00 per share. We received net proceeds of $234.6 million after deducting underwriting discounts and commissions of $13.6 million and other direct and incremental offering expenses of $6.1 million. We agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and was recorded as non-operating expense in the second quarter of 2019. Additionally, we incurred $3.5 million of other costs associated with the IPO that were recorded in SG&A.
As of November 24, 2019, we did not have any borrowings under the credit facility, unused availability under the facility was $819.5 million, and our total availability of $850.0 million, based on collateral levels as defined by the agreement, was reduced by $30.5 million of other credit-related instruments.
As of November 24, 2019, we had cash and cash equivalents totaling approximately $934.2 million and short-term investments of $80.7 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.8 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("EIP") and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements. Upon completion of our IPO in March 2019, our 2016 Plan was replaced with our 2019 Equity Incentive Plan ("2019 Plan"). Under the 2016 Plan, holders of shares could require us to repurchase such shares at the then-current market value pursuant to a contractual put right. Under the 2019 Plan and as a result of the IPO, this contractual put right was terminated. However, upon vesting or exercise of an award, we will continue to net settle shares in order to pay withholding taxes on behalf of our employees.
In December 2019, the Company completed an acquisition for all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), LS&Co's distributor in Chile, Peru and Bolivia, for $52 million, plus transaction costs. This includes 78 Levi’s® and Dockers® retail stores, distribution with the region’s leading multi-brand retailers, and the logistical operations in these markets.
In January 2020, the Board declared a cash dividend of $0.08 per share to holders of record of its Class A and Class B common stock at the close of business on February 12, 2020. Total dividends are expected to be in the range of $130 million for fiscal year 2020 and to be paid out quarterly.

The following table provides information about our significant cash contractual obligations and commitments as of November 24, 2019:

	Payments due or projected by fiscal period
	Total	2020	2021	2022	2023	2024	Thereafter
	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,025	$8	$—	$—	$—	$—	$1,017
Interest(1)	273	46	45	45	43	43	51
Future minimum payments(2)	1,147	234	203	175	140	111	284
Purchase obligations(3)	863	636	41	27	18	16	125
Postretirement obligations(4)	67	9	9	8	8	7	26
Pension obligations(5)	194	44	25	15	15	15	80
Long-term employee related benefits(6)	96	11	4	3	4	3	71
Total	$3,665	$988	$327	$273	$228	$195	$1,654
______________

(1)	Interest obligations are computed using constant interest rates until maturity.

(2)
Amounts reflect contractual obligations relating to our existing leased facilities as of November 24, 2019, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see "Item 2 – Properties."

(3)
Amounts reflect estimated commitments of $568 million for inventory purchases, $174 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $121 million for human resources, advertising, information technology and other professional services.

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

(5)
The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2020 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of our third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 8 to our audited consolidated financial statements included in this report.

(6)
Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 12 to our audited consolidated financial statements included in this report.

The above table does not include amounts related to our uncertain tax positions of $36.6 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. The table also does not include amounts related to potential cash settlement of stock appreciation rights ("SARs") put to the Company under the terms of our EIP. Based on the fair value of the Company's stock and the number of shares outstanding as of November 24, 2019, future payments under the terms of the EIP could range up to approximately $120 million, which could become payable in 2020. These payments are contingent on the Company's liquidity and the Board's discretion.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in millions)
Cash provided by operating activities	$412.2	$420.4	$525.9
Cash used for investing activities	(243.3)	(179.4)	(124.4)
Cash provided by (used for) financing activities	55.0	(148.6)	(151.8)
Cash and cash equivalents as of fiscal year end	934.2	713.1	633.6
2019 as compared to 2018
Cash flows from operating activities
Cash provided by operating activities was $412.2 million for 2019, as compared to $420.4 million for 2018. The decrease primarily reflects higher payments for SG&A expenses and inventory to support our growth, higher payments for employee stock-based incentive compensation, and a payment made for underwriting commissions on behalf of selling stockholders in connection with our IPO in March 2019, partially offset by an increase in cash received from customers as well as less contributions to our pension plans.
Cash flows from investing activities
Cash used for investing activities was $243.3 million for 2019, as compared to $179.4 million for 2018. The increase in cash used for investing activities is due to an increase in payments for capital expenditures and higher net payments to acquire short-term investments, partially offset by proceeds from settlement of forward foreign exchange contracts during 2019.
Cash flows from financing activities
Cash provided by financing activities was $55.0 million for 2019, as compared to cash used of $148.6 million for 2018. Cash provided in 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payments of $113.9 million for cash dividends, $44.0 million for equity award exercises, $23.3 million for net repayments of short-term credit facility and borrowings, and payments of $19.7 million for underwriting commissions and other direct and incremental offering costs. Cash used in 2018 primarily reflects the payment of $90.0 million for cash dividends and $56.0 million for equity award exercises.
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
Cash flows from financing activities
Cash used for financing activities was $148.6 million for 2018, as compared to $151.8 million for 2017. Cash used in 2018 primarily reflects the payments of $90.0 million for cash dividends and $56.0 million for equity award exercises. Cash used in 2017 primarily reflects the payment of a $70.0 million cash dividend as well as our refinancing activities and debt reduction, including debt extinguishment costs and debt issuance costs. Cash used in 2017 also reflects payments made for equity award exercises.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of November 24, 2019, 100% was fixed-rate debt, net of capitalized debt issuance costs, and no variable-rate debt. As of November 24, 2019, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion in years after 2024. Short-term borrowings of $7.6 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 24, 2019.
Non-GAAP Financial Measures
Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin, Adjusted Diluted Earnings per Share
We define adjusted SG&A, a non-GAAP financial measure, as SG&A excluding costs associated with the IPO, changes in fair value on cash-settled stock-based compensation, and restructuring and related charges, severance and other, net. We define Adjusted EBIT, a non-GAAP financial measure, as net income excluding income tax expense, interest expense, other (income) expense, net, underwriter commission paid on behalf of selling stockholders, loss on early extinguishment of debt, costs associated with the IPO, impact of changes in fair value on cash-settled stock-based compensation, and restructuring and related charges, severance and other, net. We define Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues. We define Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense. We define adjusted net income, a non-GAAP financial measure, as net income excluding impact of underwriter commission paid on behalf of selling stockholders, loss on early extinguishment of debt, costs associated with the IPO, impact of changes in fair value on cash-settled stock-based compensation, restructuring and related charges, severance and other, net, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Act, adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense divided by our income before income taxes, each as reflected in our statement of operations for the relevant period, except that during the year ended 2018 we excluded from income tax expense the effect of the $95.6 million re-measurement described above. We define adjusted net income margin as adjusted net income as a percentage of net revenues. We define adjusted diluted earnings per share as adjusted net income per weighted-average number of diluted common shares outstanding. We believe Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income, adjusted net income margin and adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, adjusted net income, adjusted net income margin and adjusted diluted earnings per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:

•	Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect income tax payments that reduce cash available to us;

•
Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;

•
Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other (income) expense net, which has primarily consisted of realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;

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

•
all of these non-GAAP financial measures exclude certain other SG&A items, which include severance, transaction and deal related costs, including acquisition and integration costs which can affect our current and future cash requirements;

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
Because of these limitations, all of these non-GAAP financial measures should be considered along with net income and other operating and financial performance measures prepared and presented in accordance with GAAP. The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.
Adjusted SG&A:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in millions)
Most comparable GAAP measure:
Selling, general and administrative expenses	$2,534.7	$2,457.5	$2,082.6

Non-GAAP measure:
Selling, general and administrative expenses	2,534.7	2,457.5	2,082.6
Other costs associated with the IPO	(3.5)	(0.1)	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	(34.1)	(44.0)	(8.2)
Restructuring and related charges, severance and other, net(2)	(6.3)	(5.1)	(13.4)
Adjusted SG&A	$2,490.8	$2,408.3	$2,061.0
_____________

(1)
Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)	Restructuring and related charges, severance and other, net include transaction and deal related costs, including acquisition and integration costs.

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.
Adjusted EBIT and Adjusted EBITDA:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in millions)
Most comparable GAAP measure:
Net income	$395.0	$285.3	$284.6

Non-GAAP measure:
Net income	395.0	285.3	284.6
Income tax expense	82.6	214.8	64.2
Interest expense	66.2	55.3	68.6
Other (income) expense, net(1)	(2.0)	(14.9)	39.9
Underwriter commission paid on behalf of selling stockholders	24.9	—	—
Loss on early extinguishment of debt	—	—	22.8
Other costs associated with the IPO	3.5	0.1	—
Impact of changes in fair value on cash-settled stock-based compensation(2)	34.1	44.0	8.2
Restructuring and related charges, severance and other, net(3)	6.3	5.1	13.4
Adjusted EBIT	$610.6	$589.7	$501.7
Depreciation and amortization	123.9	120.2	117.4
Adjusted EBITDA	$734.5	$709.9	$619.1
Adjusted EBIT margin	10.6%	10.6%	10.2%
_____________

(1)
Other (income) expense, net in the years ended November 25, 2018 and November 26, 2017 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost". Refer to Note 1 for more information.

(2)
Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(3)	Restructuring and related charges, severance and other, net include transaction and deal related costs, including acquisition and integration costs.

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted net income for each of the periods presented and the calculation of adjusted diluted earnings per share for each of the periods presented.
Adjusted Net Income and Adjusted Diluted Earnings per Share:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Net income	$395.0	$285.3	$284.6

Non-GAAP measure:
Net income	395.0	285.3	284.6
Underwriter commission paid on behalf of selling stockholders	24.9	—	—
Loss on early extinguishment of debt	—	—	22.8
Other costs associated with the IPO	3.5	0.1	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	34.1	44.0	8.2
Restructuring and related charges, severance and other, net(2)	6.3	5.1	13.4
Remeasurement of deferred tax assets and liabilities	—	95.6	—
Tax impact of adjustments	(7.6)	(11.7)	(8.2)
Adjusted net income	$456.2	$418.4	$320.8

Adjusted net income margin	7.9%	7.5%	6.5%
Adjusted diluted earnings per share	$1.12	$1.08	$0.83
_____________

(1)
Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)	Restructuring and related charges, severance and other, net include transaction and deal related costs, including acquisition and integration costs.

Net Debt and Leverage Ratio:
We define net debt, a non-GAAP financial measure, as total debt, excluding capital leases, less cash and cash equivalents. We define leverage ratio, a non-GAAP financial measure, as the ratio of total debt to the last 12 months Adjusted EBITDA. Our management believes that net debt and leverage ratio are important measures to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt and leverage ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net debt and leverage ratio should not be considered in isolation or as substitutes for an analysis of our results prepared and presented in accordance with GAAP.

The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	November 24, 2019	November 25, 2018
	(Dollars in millions)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,014.4	$1,052.2

Non-GAAP measure:
Total debt, excluding capital leases	$1,014.4	$1,052.2
Cash and cash equivalents	(934.2)	(713.1)
Short-term investments in marketable securities	(80.7)	—
Net debt	$(0.5)	$339.1
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	November 24, 2019	November 25, 2018
	(Dollars in millions)
Total debt, excluding capital leases	$1,014.4	$1,052.2
Last Twelve Months Adjusted EBITDA	$734.5	$709.9
Leverage ratio	1.4	1.5
Adjusted Free Cash Flow:
We define adjusted free cash flow, a non-GAAP financial measure, as net cash flow from operating activities plus underwriter commission paid on behalf of selling stockholders, less purchases of property, plant and equipment, plus proceeds (less payments) on settlement of forward foreign exchange contracts not designated for hedge accounting, less payment of debt extinguishment costs, less repurchases of common stock, including shares surrendered for tax withholdings on equity award exercises, and cash dividends to stockholders. We believe adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
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

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$412.2	$420.4	$525.9

Non-GAAP measure:
Net cash provided by operating activities	$412.2	$420.4	$525.9
Underwriter commission paid on behalf of selling stockholders	24.9	—	—
Purchases of property, plant and equipment	(175.4)	(159.4)	(118.6)
Proceeds (Payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	12.2	(20.0)	(5.8)
Payment of debt extinguishment costs	—	—	(21.9)
Repurchase of common stock, including shares surrendered for tax withholdings on equity award exercises	(44.0)	(56.0)	(25.1)
Dividend to stockholders	(113.9)	(90.0)	(70.0)
Adjusted free cash flow	$116.0	$95.0	$284.5
Constant-Currency:
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
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact, which primarily include the realized and unrealized gains and losses recognized from the measurement and remeasurement of purchases and sales of products in a currency other than the functional currency. Additionally, gross margin is impacted by gains and losses related to the procurement of inventory, primarily products sourced in EUR and USD, by our global sourcing organization on behalf of our foreign subsidiaries.

Constant-Currency Net Revenues:
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for each of the periods presented.

	Year Ended
	November 24, 2019	% Increase (Over Prior Year)	November 25, 2018	% Increase (Over Prior Year)	November 26, 2017
	(Dollars in millions)
Total revenues
As reported	$5,763.1	3.4%	$5,575.4	13.7%	$4,904.0
Impact of foreign currency exchange rates	—	*	(126.2)	*	44.0
Constant-currency net revenues	$5,763.1	5.8%	$5,449.2	12.7%	$4,948.0

Americas
As reported	$3,057.0	0.5%	$3,042.7	9.7%	$2,774.0
Impact of foreign currency exchange rates	—	*	(10.4)	*	(7.3)
Constant-currency net revenues - Americas	$3,057.0	0.8%	$3,032.3	10.0%	$2,766.7

Europe
As reported	$1,768.1	7.4%	$1,646.2	25.4%	$1,312.3
Impact of foreign currency exchange rates	—	*	(85.9)	*	49.9
Constant-currency net revenues - Europe	$1,768.1	13.3%	$1,560.3	20.8%	$1,362.2

Asia
As reported	$938.0	5.8%	$886.5	8.4%	$817.7
Impact of foreign currency exchange rates	—	*	(29.9)	*	1.4
Constant-currency net revenues - Asia	$938.0	9.5%	$856.6	8.2%	$819.1
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of adjusted EBIT on a constant-currency basis for each of the periods presented.

	Year Ended
	November 24, 2019	% Increase (Over Prior Year)	November 25, 2018	% Increase (Over Prior Year)	November 26, 2017
	(Dollars in millions)
Adjusted EBIT(1)	$610.6	3.5%	$589.7	17.5%	$501.7
Impact of foreign currency exchange rates	—	*	(21.6)	*	12.4
Constant-currency Adjusted EBIT	$610.6	7.5%	$568.1	14.7%	$514.1

Constant-currency Adjusted EBIT margin(2)	10.6%		10.4%		10.4%
_____________
(1)    Adjusted EBIT is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)    We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of adjusted net income and adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Year Ended
	November 24, 2019	% Increase (Over Prior Year)	November 25, 2018	% Increase (Over Prior Year)	November 26, 2017
	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$456.2	9.0%	$418.4	30.4%	$320.8
Impact of foreign currency exchange rates	—	*	(18.1)	*	11.5
Constant-currency Adjusted net income	$456.2	14.0%	$400.3	25.9%	$332.3

Constant-currency Adjusted net income margin(2)	7.9%		7.3%		6.7%

Adjusted diluted earnings per share	$1.12	3.7%	$1.08	30.1%	$0.83
Impact of foreign currency exchange rates	—	*	(0.05)	*	0.03
Constant-currency adjusted diluted earnings per share	$1.12	8.7%	$1.03	25.6%	$0.86
_____________
(1)    Adjusted net income is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)    We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

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
Revenue recognition.  Revenue transactions generally comprise of a single performance obligation which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. Net revenues are recognized when the Company's performance obligations are satisfied upon transfer of control of promised goods. A customer is deemed to have control once they are able to direct the use and receive substantially all of the benefits of the product. This includes a present obligation to payment, the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.
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
Impairment. We review our goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We qualitatively assess goodwill impairment and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During fiscal year 2019, we performed this analysis examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than its carrying amount. As such, no further analysis was required. If goodwill and other non-amortized intangible assets are not qualitatively assessed and it is determined that it is not more likely than not that the reporting unit's fair value is greater than its carrying amount, a two-step quantitative approach is utilized. In the first step, we compare the carrying value of the reporting unit or applicable asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying amount of the reporting unit or asset exceeds its estimated fair value, we perform the second step, and determine the impairment loss, if any, as the excess of the carrying value of the goodwill or intangible asset over its fair value. The assumptions used in such valuations are subject to volatility and may differ from actual results; however, based on the carrying value of our goodwill and other non-amortized intangible assets as of November 24, 2019, relative to their estimated fair values, we do not anticipate any material impairment charges in the near-term.
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
Net pension and postretirement benefit income or expense is generally determined using assumptions which include expected long-term rates of return on plan assets, discount rates, compensation rate increases and medical trend and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. For example, we utilized a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities to determine the appropriate discount rate to use for our U.S. benefit plans. Under this model, each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. We utilized country-specific third-party bond indices to determine appropriate discount rates to use for benefit plans of our foreign subsidiaries. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 24, 2019, a 25 basis point change in the discount rate would yield an approximately three percent change in the projected benefit obligation and no significant change in the annual service cost of our pension plans. A 25 basis point change in the discount rate would not have a significant impact on the postretirement benefit plan.
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
As of November 24, 2019, the fair value of the shares of our common stock has been determined on market prices. Prior to the IPO, the fair value of our common stock was determined by the Company's board of directors (the "Board"). As there was no public market for the Company’s common stock, the Board determined the fair value of the common stock on the stock option grant date by considering a number of objective and subjective factors, including third-party valuations of the common stock, comparisons of the Company's financial results against selected publicly-traded companies and application of a discount for the illiquidity of the stock to derive the fair value of the stock.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report, including (without limitation) statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in Part I, Item 1A on this Annual Report and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:

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

•	our ability to forecast and respond timely to price, innovation and other competitive pressures in the global apparel industry on and from our key customers and in our key markets;

•	our dependence on key distribution channels, customers and suppliers;

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

•	our ability to attract and retain key executives and other key employees;

•	our ability to protect our trademarks and other intellectual property;

•	the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;

•	ongoing or future litigation matters and disputes and regulatory developments;

•	political, social and economic instability, or natural disasters, in countries where we or our customers do business.
We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under “Risk Factors” and elsewhere in this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
The forward-looking statements made in this Annual Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report or to conform such statements to actual results or revised expectations, except as required by law.

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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 24, 2019, we had forward foreign exchange contracts not designated as hedges in qualifying hedging relationships, of which $1.1 billion were contracts to buy and $135.6 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2021.
As of November 25, 2018, we had forward foreign exchange contracts to buy $981.8 million and to sell $193.5 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2020.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 24, 2019 and November 25, 2018. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2021.

	As of November 24, 2019			As of November 25, 2018
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value
	(Dollars in thousands)
Currency
Australian Dollar	0.7	$29,447	$541	0.74	$29,371	$513
Brazilian Real	3.98	8,726	504	—	—	—
Canadian Dollar	1.32	103,938	809	1.3	86,242	626
Swiss Franc	0.99	(10,559)	36	1	(12,031)	169
Czech Koruna	23.12	(1,459)	8	22.78	(1,301)	8
Danish Krone	6.73	(1,114)	5	6.55	(2,376)	22
Euro	1.14	406,350	6,321	1.17	312,601	6,577
British Pound Sterling	1.25	167,793	(3,629)	1.31	207,799	3,083
Hong Kong Dollar	7.83	(5,005)	—	7.81	(5,226)	(3)
Hungarian Forint	301.73	(3,502)	25	283.7	(2,622)	40
Japanese Yen	105.76	85,154	990	108.16	64,081	1,207
South Korean Won	1,151.87	28,654	221	1,106.67	24,765	180
Mexican Peso	20.15	131,910	(947)	20.84	106,008	947
Norwegian Krone	9.14	(3,690)	5	8.44	(3,093)	(20)
New Zealand Dollar	0.63	(2,562)	32	0.68	(2,397)	17
Polish Zloty	3.88	(1,993)	1	3.79	(5,190)	47
Swedish Krona	9.28	25,642	644	8.48	24,724	1,034
Singapore Dollar	1.36	(5,703)	(22)	1.36	(34,528)	(85)
Turkish Lira	5.73	1,009	5	—	—	—
South African Rand	—	—	—	15.08	1,444	(126)
Total		$953,036	$5,549		$788,271	$14,236

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 24, 2019							As of November 25, 2018
	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Total
	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500,000	$500,000	$500,000
Average Interest Rate	—	—	—	—	—	5.00%	5.00%	5.00%
Fixed Rate (Euro 475 million)	—	—	—	—	—	525,255	525,255	541,500
Average Interest Rate	—	—	—	—	—	3.375%	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$—	$1,025,255	$1,025,255	$1,041,500
______________

(1)
Excluded from this table are other short-term borrowings of $7.6 million as of November 24, 2019, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. All of the $7.6 million was fixed-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 24, 2019 and November 25, 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended November 24, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 24, 2019 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 24, 2019 and November 25, 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 24, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the manner in which it presents net periodic benefit costs as of November 26, 2018.
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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 30, 2020

We have served as the Company's auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 24, 2019	November 25, 2018
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$934,237	$713,120
Short-term investments in marketable securities	80,741	—
Trade receivables, net of allowance for doubtful accounts of $6,172 and $10,037 (Note 1)	782,846	534,164
Inventories:
Raw materials	4,929	3,681
Work-in-process	3,319	2,977
Finished goods	875,944	877,115
Total inventories	884,192	883,773
Other current assets	188,170	157,002
Total current assets	2,870,186	2,288,059
Property, plant and equipment, net of accumulated depreciation of $1,054,267 and $974,206	529,558	460,613
Goodwill	235,788	236,246
Other intangible assets, net	42,782	42,835
Deferred tax assets, net	407,905	397,791
Other non-current assets	146,199	117,116
Total assets	$4,232,418	$3,542,660

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$7,621	$31,935
Accounts payable	360,324	351,329
Accrued salaries, wages and employee benefits	223,374	298,990
Accrued interest payable	5,350	6,089
Accrued income taxes	24,050	15,466
Accrued sales allowances (Note 1)	123,311	—
Other accrued liabilities	423,174	348,390
Total current liabilities	1,167,204	1,052,199
Long-term debt	1,006,745	1,020,219
Postretirement medical benefits	64,006	74,181
Pension liability	193,214	195,639
Long-term employee related benefits	84,957	107,556
Long-term income tax liabilities	10,486	9,805
Other long-term liabilities	134,249	116,462
Total liabilities	2,660,861	2,576,061

Commitments and contingencies
Temporary equity (Note 1)	—	299,140

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.001 par value; 1,200,000,000 Class A shares authorized; 53,079,235 shares and no shares issued and outstanding as of November 24, 2019 and November 25, 2018, respectively; and 422,000,000 Class B shares authorized, 340,674,741 shares and 376,028,430 shares issued and outstanding, as of November 24, 2019 and November 25, 2018, respectively	394	376
Additional paid-in capital (Note 1)	657,659	—
Accumulated other comprehensive loss	(404,986)	(424,584)
Retained earnings	1,310,464	1,084,321
Total Levi Strauss & Co. stockholders’ equity	1,563,531	660,113
Noncontrolling interest	8,026	7,346
Total stockholders’ equity	1,571,557	667,459
Total liabilities, temporary equity and stockholders’ equity	$4,232,418	$3,542,660
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands, except per share amounts)
Net revenues	$5,763,087	$5,575,440	$4,904,030
Cost of goods sold	2,661,714	2,577,465	2,341,301
Gross profit	3,101,373	2,997,975	2,562,729
Selling, general and administrative expenses	2,534,698	2,457,564	2,082,662
Operating income	566,675	540,411	480,067
Interest expense	(66,248)	(55,296)	(68,603)
Underwriter commission paid on behalf of selling stockholders (Note 1)	(24,860)	—	—
Loss on early extinguishment of debt	—	—	(22,793)
Other income (expense), net	2,017	14,907	(39,890)
Income before income taxes	477,584	500,022	348,781
Income tax expense	82,604	214,778	64,225
Net income	394,980	285,244	284,556
Net income attributable to noncontrolling interest	(368)	(2,102)	(3,153)
Net income attributable to Levi Strauss & Co.	$394,612	$283,142	$281,403
Earnings per common share attributable to common stockholders:
Basic	$1.01	$0.75	$0.75
Diluted	$0.97	$0.73	$0.73
Weighted-average common shares outstanding:
Basic	389,082,277	377,139,847	376,177,350
Diluted	408,365,902	388,607,361	384,338,330

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Net income	$394,980	$285,244	$284,556
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	10,248	4,336	30,125
Derivative Instruments	19,026	21,280	(59,945)
Foreign currency translation (losses) gains	(7,250)	(43,713)	40,256
Unrealized gains (losses) on marketable securities	4,362	(1,488)	3,379
Total other comprehensive income (loss), before related income taxes	26,386	(19,585)	13,815
Income tax (expense) benefit related to items of other comprehensive income (loss)	(6,476)	(852)	9,223
Comprehensive income, net of income taxes	414,890	264,807	307,594
Comprehensive income attributable to noncontrolling interest	(680)	(1,868)	(3,258)
Comprehensive income attributable to Levi Strauss & Co.	$414,210	$262,939	$304,336

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands)
Balance at November 27, 2016	$375	$1,445	$935,049	$(427,314)	$2,220	$511,775
Net income	—	—	281,403	—	3,153	284,556
Other comprehensive income, net of tax	—	—	—	22,933	105	23,038
Stock-based compensation and dividends, net	2	25,878	(70)	—	—	25,810
Reclassification to temporary equity	—	(13,575)	(34,114)	—	—	(47,689)
Repurchase of common stock	(2)	(13,748)	(11,352)	—	—	(25,102)
Cash dividends paid	—	—	(70,000)	—	—	(70,000)
Balance at November 26, 2017	375	—	1,100,916	(404,381)	5,478	702,388
Net income	—	—	283,142	—	2,102	285,244
Other comprehensive loss, net of tax	—	—	—	(20,203)	(234)	(20,437)
Stock-based compensation and dividends, net	3	18,471	(67)	—	—	18,407
Reclassification to temporary equity	—	11,232	(183,336)	—	—	(172,104)
Repurchase of common stock	(2)	(29,703)	(26,334)	—	—	(56,039)
Cash dividends paid	—	—	(90,000)	—	—	(90,000)
Balance at November 25, 2018	376	—	1,084,321	(424,584)	7,346	667,459
Net income	—	—	394,612	—	368	394,980
Other comprehensive income, net of tax	—	—	—	19,598	312	19,910
Stock-based compensation and dividends, net	4	55,278	(93)	—	—	55,189
Employee stock purchase plan	—	2,062	—	—	—	2,062
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(41,059)	(2,923)	—	—	(43,982)
Reclassification from temporary equity in connection with initial public offering (Note 1)	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering (Note 1)	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering (Note 1)	—	56,130	—	—	—	56,130
Cash dividends paid	—	—	(113,914)	—	—	(113,914)
Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$394,980	$285,244	$284,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,942	120,205	117,387
Unrealized foreign exchange losses (gains)	11,721	(30,804)	24,731
Realized (gain) loss on settlement of forward foreign exchange contracts not designated for hedge accounting	(12,166)	19,974	5,773
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement losses	10,248	4,336	30,125
Loss on extinguishment of debt, net of write-off of unamortized debt issuance costs	—	—	22,793
Stock-based compensation	55,188	18,407	25,809
(Benefit from) provision for deferred income taxes	(14,963)	134,258	(486)
Other, net	7,034	7,395	8,005
Change in operating assets and liabilities:
Trade receivables	(82,344)	(60,474)	3,981
Inventories	(22,434)	(147,389)	(14,409)
Other current assets	(22,102)	(30,870)	1,828
Other non-current assets	(21,662)	(3,189)	(6,862)
Accounts payable and other accrued liabilities	18,054	161,039	35,714
Restructuring liabilities	(256)	(420)	(4,274)
Income tax liabilities	9,352	(8,590)	2,478
Accrued salaries, wages and employee benefits and long-term employee related benefits	(55,363)	(44,887)	(9,408)
Other long-term liabilities	12,959	(3,864)	(1,800)
Net cash provided by operating activities	412,188	420,371	525,941
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(175,356)	(159,413)	(118,618)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	12,166	(19,974)	(5,773)
Payments to acquire short-term investments	(114,247)	—	—
Proceeds from sale, maturity and collection of short-term investments	34,094	—	—
Net cash used for investing activities	(243,343)	(179,387)	(124,391)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	502,835
Repayments of long-term debt	—	—	(525,000)
Proceeds from short-term credit facilities	39,175	31,929	35,333
Repayments of short-term credit facilities	(53,025)	(28,230)	(29,764)
Other short-term borrowings, net	(9,418)	(4,977)	(6,231)
Payment of debt extinguishment costs	—	—	(21,902)
Payment of debt issuance costs	—	—	(10,366)
Proceeds from issuance of Class A common stock	254,329	—	—
Payments for underwriter commission and other offering costs	(19,746)	—	—
Proceeds from purchases of stock under employee stock purchase plan	2,062	—	—
Repurchase of common stock, including shares surrendered for tax withholdings on equity exercises	(43,982)	(56,039)	(25,102)
Dividend to stockholders	(113,914)	(90,000)	(70,000)
Other financing, net	(463)	(1,316)	(1,632)
Net cash provided by (used for) financing activities	55,018	(148,633)	(151,829)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,808)	(13,344)	8,417
Net increase in cash and cash equivalents and restricted cash	221,055	79,007	258,138
Beginning cash and cash equivalents, and restricted cash	713,698	634,691	376,553
Ending cash and cash equivalents, and restricted cash	934,753	713,698	634,691
Less: Ending restricted cash	(516)	(578)	(1,069)
Ending cash and cash equivalents	$934,237	$713,120	$633,622

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$30,512	$23,099	$22,664
Property, plant and equipment additions due to build-to-suit lease transactions	10,861	2,750	19,888

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$54,000	$51,200	$52,097
Cash paid for income taxes during the period, net of refunds	96,540	96,277	54,602

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal years 2019, 2018 and 2017 were 52-week years, ending on November 24, 2019, November 25, 2018 and November 26, 2017, respectively. Each quarter of fiscal years 2019, 2018 and 2017 consisted of 13 weeks. All references to years relate to fiscal years rather than calendar years.
Out-of-period Adjustments
For the year ended November 26, 2017, the Company's results include an out-of-period adjustment, which increased selling, general and administrative expenses by $8.3 million and decreased net income by $5.1 million. Basic and diluted earnings per common share attributable to common stockholders both decreased by $0.01 per share. This item, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest in awards after retirement. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the 2017 period or the periods in which they originated, including quarterly reporting.
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
In connection with the IPO, on March 19, 2019 the Company's Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units ("RSU's") and their concurrent replacement with similar equity-settled RSUs ("Replacement Awards"), pursuant to the Company's 2016 Equity Incentive Plan (the "2016 Plan"). RSUs for certain foreign affiliates will continue to be cash-settled. Other than the form of settlement, all other terms of the awards (including their vesting schedules) are the same. Prior to this modification, the cash-settled awards were classified as liabilities

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards was measured using the modification date fair value. As a result of the modification, accrued stock-based compensation expense of $45.8 million and $10.3 million were reclassified on the Company's consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital. Refer to Note 11 for more information.
Prior to the IPO, the holders of shares issued under the 2016 Plan could require the Company to repurchase such shares at the then-current market value pursuant to a contractual put right. Equity-classified stock-based awards that may be settled in cash at the option of the holder were presented on the Company's consolidated balance sheets outside of permanent equity. Accordingly, temporary equity on the Company's consolidated balance sheets included the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the Company's common stock issued pursuant to the 2016 Plan. Upon the completion of the IPO in the second quarter of 2019, this contractual put right was terminated and these awards are no longer presented as temporary equity. As a result, the balance in temporary equity as of immediately prior to the IPO of $351.2 million was reclassified to additional paid in capital. Refer to Note 11 for more information.
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
Derivative Instruments and Hedging Activities
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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
Goodwill and Other Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company's 2009 acquisitions. Goodwill is not amortized. Intangible assets are comprised of owned trademarks with indefinite useful lives which are not amortized and acquired contractual rights.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Impairment
The Company reviews its goodwill and other non-amortized intangible assets for impairment annually in the fourth quarter of its fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company qualitatively assesses goodwill and non-amortized intangible assets to determine whether it is more likely than not that the fair value of a reporting unit or other non-amortized intangible asset is less than its carrying amount. During 2019, 2018 and 2017, the Company performed this analysis by examining key events and circumstances affecting fair value and determined it is more likely than not that the reporting unit's fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing of the Company’s goodwill or other non-amortized intangible asset for impairment.
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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 24, 2019 and November 25, 2018.
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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
As of November 24, 2019, the fair value of the shares of the Company's common stock has been determined on market prices. Prior to the IPO, on March 19, 2019, the fair value of the common stock was determined by the Company's board of directors (the "Board"). As there was no public market for the Company’s common stock, the Board determined the fair value of the common stock on the stock option grant date by considering a number of objective and subjective factors, including third-party valuations of the common stock, comparisons of the Company's financial results against selected publicly-traded companies and application of a discount for the illiquidity of the stock to derive the fair value of the stock.
For stock appreciation rights that are classified as equity, the Company uses the Black-Scholes valuation model to estimate the grant date fair value. The grant date fair value of equity-classified restricted stock units that are not subject to a market condition, is based on the fair value of the Company's common stock on the date of grant, adjusted to reflect the absence of dividends for those awards that are not entitled to dividend equivalents. For restricted stock units that include a market condition, the Company uses a Monte Carlo simulation valuation model to estimate the grant date fair value. For share-based awards that are classified as liabilities, the fair value of the awards is estimated using the intrinsic value method, which is based on the Company's common stock fair value on each measurement date.
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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
Noncontrolling Interest
Noncontrolling interest includes a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company's Japanese subsidiary ("LSJKK").
On January 9, 2020, the Company completed its all cash tender offer for the acquisition of the remaining 16.4% minority interest shares of Levi Strauss Japan common stock at a purchase price of ¥1,570 per share for a total purchase price of $13.6 million US dollars, plus transaction costs. As a result, Levi Strauss Japan has become a wholly owned subsidiary.
Revenue Recognition
Net sales includes sales within the wholesale and direct-to-consumer channels. Wholesale channel revenues includes sales to third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to the Company's brands. The Company also sells products directly to consumers, which are reflected in the direct-to-consumer ("DTC") channel, through a variety of formats, including company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops located in department stores and other third-party retail locations.
Revenue transactions generally comprise of a single performance obligation which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer. Within the Company's DTC channel, control generally transfers to the customer at the time of sale within company-operated retail stores and upon delivery to the customer with respect to e-commerce transactions.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
Net sales to the Company's ten largest customers totaled 26%, 27% and 28% of net revenues for 2019, 2018 and 2017, respectively. No customer represented 10% or more of net revenues in any of these years.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating the Company's remaining manufacturing facilities, including the related depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2019, 2018 and 2017, total advertising expense was $399.3 million, $400.3 million and $323.3 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $227.4 million, $208.8 million, and $173.4 million for 2019, 2018 and 2017, respectively.
Changes in Accounting Principles

•
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under the new standard and its related amendments (collectively known as Accounting Standards Codification 606 ("ASC 606"), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures are required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has identified certain changes in balance sheet classification under ASC 606. Allowances for estimated returns, discounts and retailer promotions and other similar incentives are presented as other accrued liabilities rather than netted within accounts receivable and the estimated cost of inventory associated with allowances for estimated returns are included as other current assets rather than inventories. The Company adopted the standard as of November 26, 2018 using the modified retrospective approach and determined there is no impact to retained earnings upon adoption. Refer to Note 16 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The following table presents the related effect of the adoption of Topic 606 on the Consolidated Balance Sheets:

	November 24, 2019
	As Reported	Remove Effect of Adoption	Balances Without Adoption of Topic 606
	(Dollars in thousands)
Trade receivables, net of allowance for doubtful accounts	$782,846	$171,113	$611,733
Inventories: Finished goods	875,944	(16,444)	892,388
Other current assets	188,170	16,444	171,726
Total current assets	2,870,186	171,113	2,699,073
Total assets	4,232,418	171,113	4,061,305
Accrued sales allowances	123,311	123,311	—
Other accrued liabilities	423,174	47,802	375,372
Total current liabilities	1,167,204	171,113	996,091
Total liabilities, temporary equity and stockholders' equity	$4,232,418	$171,113	$4,061,305

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

•
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of net periodic benefit costs requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, expected return on plan assets, amortization of prior service costs or credits, curtailments and settlements, actuarial gains and losses, etc.). Accordingly, the Company determined this impacts the Company's Consolidated Statements of Income, as the service cost components of net periodic benefit costs are reported within operating income and the other components of net periodic benefit costs are reported in the Other Income (Expense), Net line item. The presentation change in the Consolidated Statements of Income requires application on a retrospective basis. A practical expedient is permitted under the guidance which allows the Company to use information previously disclosed in the pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements. As a result of the Company's adoption of this standard, other components of net periodic benefit costs, primarily interest costs and investment earnings, of $15.9 million, $3.4 million and $12.9 million for the year ended November 24, 2019, November 25, 2018 and November 26, 2017, respectively, were included in Other Income (Expense), Net line item rather than SG&A expenses in the Company's Consolidated Statements of Income.

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

Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB Accounting Standards Updates ("ASU"), have been grouped by their required effective dates for the Company:

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

First Quarter of 2020

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company will elect the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. The Company will elect the practical expedient to not separate lease components from nonlease components for all leases. Additionally, the Company will make an accounting policy election to keep leases with an initial 12-month term or less off of the balance sheet and recognize these lease payments within the consolidated statements of income on a straight-line basis over the term of the lease. The Company will elect the package of transition practical expedients which would allow the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. Based on our preliminary assessment, the Company anticipates upon adoption to recognize $1.0 billion to $1.2 billion of total operating lease liabilities and $0.9 billion to $1.1 billion of operating lease right-of-use assets, as well as remove $50 million to $60 million of existing deferred rent liabilities, which will be recorded as an offset against the right-of-use assets. In addition, the Company expects to remove $40 million to $50 million and $50 million to $60 million of existing assets and liabilities related to build-to-suit lease arrangements, respectively. The difference of nil to $20 million is expected to be recognized as the cumulative effect in retained earnings as of the date of initial application of the new lease standard.

•
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Act enacted on December 22, 2017. The guidance will be effective for the Company in the first quarter of fiscal 2020. The Company estimates the accumulated adjustment to retained earnings will be $50 million to $60 million with an offsetting adjustment to accumulated other comprehensive income (loss) upon adoption.

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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

benefit pension or other postretirement plans. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new accounting standard will have on its related disclosures.
NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment ("PP&E") were as follows:

	November 24, 2019	November 25, 2018
	(Dollars in thousands)
Land	$8,254	$8,197
Buildings and leasehold improvements	516,239	466,256
Machinery and equipment	489,746	471,015
Capitalized internal-use software	511,927	453,943
Construction in progress	57,659	35,408
Subtotal	1,583,825	1,434,819
Accumulated depreciation	(1,054,267)	(974,206)
PP&E, net	$529,558	$460,613
Depreciation expense for the years ended November 24, 2019, November 25, 2018, and November 26, 2017, was $123.9 million, $120.2 million and $117.4 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 24, 2019 and November 25, 2018, were as follows:

	Americas	Europe	Asia	Total
	(Dollars in thousands)
Balance, November 26, 2017	$207,765	$28,324	$1,238	$237,327
Foreign currency fluctuation	(34)	(1,060)	13	(1,081)
Balance, November 25, 2018	207,731	27,264	1,251	236,246
Additions	—	—	321	321
Foreign currency fluctuation	18	(729)	(68)	(779)
Balance, November 24, 2019	$207,749	$26,535	$1,504	$235,788

Other intangible assets, net, were as follows:

	November 24, 2019			November 25, 2018
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Acquired contractual rights	448	(409)	39	462	(370)	92
Total	$43,191	$(409)	$42,782	$43,205	$(370)	$42,835
The amortization of these intangible assets in the years ended November 24, 2019, November 25, 2018 and November 26, 2017 is immaterial.
As of November 24, 2019, there was no impairment to the carrying value of the Company's goodwill or non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 24, 2019			November 25, 2018
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$49,207	$49,207	$—	$34,385	$34,385	$—
Short-term investments in marketable securities	80,741	—	80,741	—	—	—
Derivative instruments(3)	16,323	—	16,323	18,372	—	18,372
Total	$146,271	$49,207	$97,064	$52,757	$34,385	$18,372
Financial liabilities carried at fair value
Derivative instruments(3)	8,123	—	8,123	4,447	—	4,447
Total	$8,123	$—	$8,123	$4,447	$—	$4,447
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

(3)
The Company’s cash flow hedges are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Refer to Note 5 for more information.

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 24, 2019		November 25, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$489,299	$505,757	$487,272	$478,774
3.375% senior notes due 2027(1)	522,524	556,266	538,219	546,238
Short-term borrowings	7,621	7,621	32,470	32,470
Total	$1,019,444	$1,069,644	$1,057,961	$1,057,482
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euro functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated inventory purchases and in Net Revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income. There was no hedge ineffectiveness for the year ended November 24, 2019.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

As of November 24, 2019, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $1.1 billion were contracts to buy and $135.6 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2021.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 24, 2019			November 25, 2018
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$6,149	$—	$6,149	$—	$—	$—
Foreign exchange risk cash flow hedges(2)	—	(3,809)	(3,809)	—	—	—
Total	$6,149	$(3,809)		$—	$—
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$16,323	$(6,149)	$10,174	$18,372	$—	$18,372
Forward foreign exchange contracts(2)	3,813	(8,127)	(4,314)	—	(4,447)	(4,447)
Total	$20,136	$(14,276)		$18,372	$(4,447)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(525,255)		$—	$(541,500)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 24, 2019			November 25, 2018
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$21,839	$(10,142)	$11,697	$16,417	$(1,756)	$14,661
Financial liabilities	(16,290)	10,142	(6,148)	(2,181)	1,756	(425)
Total			$5,549			$14,236
Embedded derivative contracts
Financial assets	$4,446	$—	$4,446	$1,955	$—	$1,955
Financial liabilities	(1,795)	—	(1,795)	(2,266)	—	(2,266)
Total			$2,651			$(311)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of income:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of	As of	Year Ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Foreign exchange risk contracts	$2,781	$—	$3,418	$—	$—
Realized forward foreign exchange swaps(2)	4,637	4,637	$—	$—	$—
Yen-denominated Eurobonds	(19,811)	(19,811)	$—	$—	$—
Euro-denominated senior notes	(38,171)	(54,416)	$—	$—	$—
Cumulative income taxes	25,606	29,703	$—	$—	$—
Total	$(24,958)	$(39,887)
_____________
(1) Amounts reclassified from AOCI were classified as net revenues or costs of goods sold on the consolidated statements of income.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Within the next 12 months, a $2.3 million gain from cash flow hedges are expected to be reclassified from AOCI into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated Statements of Income for the year ended November 24, 2019:

Year ended
November 24, 2019
(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity:
Revenues	$(3,908)
Cost of Goods Sold	$7,326

The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in "Other income (expense), net" in the Company’s consolidated statements of income:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized gain (loss)(1)	$8,164	$(19,974)	$(5,773)
Unrealized (loss) gain (2)	(8,038)	31,141	(35,394)
Total	$126	$11,167	$(41,167)
_____________

(1)
The realized gain in 2019 is driven by gains on contracts to sell various currencies, mainly the Euro, as a result of the U.S. Dollar strengthening throughout the year against lower original contract rates.

(2)
The unrealized loss in 2019 is driven by losses on contracts to sell various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end. The gain in 2018 is primarily driven by gains on contracts to sell the Euro, the Mexican Peso and the British Pound, as a result of the U.S. Dollar strengthening at year end. The unrealized loss in 2017 is primarily driven by losses on contracts to sell the Mexican Peso, the Euro and the British Pound, as a result of the U.S. Dollar weakening at year end.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 6: DEBT
The following table presents the Company's debt:

	November 24, 2019	November 25, 2018
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$487,632	$485,605
3.375% senior notes due 2027	519,113	534,614
Total long-term debt	$1,006,745	$1,020,219
Short-term debt
Short-term borrowings	7,621	31,935
Total debt	$1,014,366	$1,052,154
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
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $819.5 million at November 24, 2019, as the Company’s total availability of $850.0 million, based on the collateral levels discussed above, was reduced by $28.0 million of stand-by letters of credit and by $2.5 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Company's credit facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
Principal Payments on Debt
The table below sets forth, as of November 24, 2019, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount):

(Dollars in thousands)
2020	$7,621
2021	—
2022	—
2023	—
2024	—
Thereafter	1,016,976
Total future debt principal payments	$1,024,597
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2019, 2018 and 2017 was 5.31%, 5.01% and 5.60%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 14. As of November 24, 2019, and at the time the dividends were paid, the Company met the requirements of its debt instruments.
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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
Covenants.  The Company's long-term debt agreements and the Second Amended and Restated Credit Agreement contain customary covenants restricting its activities as well as those of its subsidiaries, including limitations on its and its subsidiaries' ability to sell assets; engage in mergers; enter into capital leases or certain leases not in the ordinary course of business; enter into transactions involving related parties or derivatives; incur or prepay indebtedness or grant liens or negative pledges on its assets; make loans or other investments; pay dividends or repurchase stock or other securities; guaranty third-party obligations; make capital expenditures; and make changes in its corporate structure. For additional information, see Note 6. As of November 24, 2019, the Company was in compliance with all of these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,136,720	$1,243,852	$82,907	$98,675
Service cost	3,377	3,602	65	113
Interest cost	41,341	36,070	3,042	2,718
Plan participants' contribution	665	570	4,256	4,105
Actuarial loss (gain)(1)	146,562	(69,602)	(2,903)	(6,353)
Net curtailment loss	64	113	—	—
Impact of foreign currency changes	(2,210)	(6,983)	—	—
Plan settlements	(436)	(63)	—	—
Net benefits paid	(64,320)	(70,839)	(15,232)	(16,351)
Benefit obligation at end of year	$1,261,763	$1,136,720	$72,135	$82,907

Change in plan assets:
Fair value of plan assets at beginning of year	958,576	948,706	—	—
Actual return (loss) on plan assets(2)	182,309	(36,468)	—	—
Employer contribution(3)	15,062	122,492	10,976	12,246
Plan participants' contributions	665	570	4,256	4,105
Plan settlements	(436)	(63)	—	—
Impact of foreign currency changes	(694)	(5,822)	—	—
Net benefits paid	(64,320)	(70,839)	(15,232)	(16,351)
Fair value of plan assets at end of year	1,091,162	958,576	—	—
Unfunded status at end of year	$(170,601)	$(178,144)	$(72,135)	$(82,907)
_____________

(1)
2019 actuarial losses and 2018 actuarial gains in the Company's pension benefit plans resulted from changes in discount rate assumptions. Changes in financial markets during 2019 including a decrease in corporate bond yield indices, resulted in an increase in benefit obligations. Changes in financial markets during 2018 including an increase in corporate bond yield indices, resulted in a decrease in benefit obligations.

(2)	The increase in return on plan assets in the Company's pension benefit plans in 2019 was primarily due to better-than-expected asset performance of U.S. and international equity securities.

(3)	The decrease in employer contributions to the Company's pension benefit plans in 2019 is due to additional planned contributions for the U.S. plan made during the prior year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Amounts recognized in the Company's consolidated balance sheets as of November 24, 2019 and November 25, 2018, consist of the following:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
	(Dollars in thousands)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost	$27,704	$22,738	$—	$—
Accrued benefit liability – current portion	(9,480)	(9,390)	(8,129)	(8,725)
Accrued benefit liability – long-term portion	(188,825)	(191,491)	(64,006)	(74,182)
	$(170,601)	$(178,143)	$(72,135)	$(82,907)

Accumulated other comprehensive loss:
Net actuarial loss	$(358,484)	$(365,424)	$(11,284)	$(14,652)
Net prior service benefit	291	351	—	—
	$(358,193)	$(365,073)	$(11,284)	$(14,652)
The accumulated benefit obligation for all defined benefit plans was $1.2 billion and $1.1 billion at November 24, 2019 and November 25, 2018. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2019	2018
	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$1,093,503	$986,084
Aggregate fair value of plan assets	903,556	792,427

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$1,142,114	$1,028,074
Aggregate fair value of plan assets	943,810	827,193

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Net periodic benefit cost:
Service cost(1)	$3,377	$3,602	$3,427	$65	$113	$172
Interest cost	41,341	36,070	36,853	3,042	2,718	3,148
Expected return on plan assets(1)	(42,098)	(48,830)	(42,033)	—	—	—
Amortization of prior service benefit	(61)	(65)	(62)	—	—	—
Amortization of actuarial loss	13,306	12,650	13,489	465	872	1,271
Curtailment loss	13	38	106	—	—	—
Net settlement (gain) loss	(56)	(102)	126	—	—	—
Net periodic benefit cost	15,822	3,363	11,906	3,572	3,703	4,591
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)	6,309	15,373	(9,785)	(2,903)	(6,354)	(5,516)
Amortization of prior service benefit	61	65	62	—	—	—
Amortization of actuarial loss	(13,306)	(12,650)	(13,489)	(465)	(872)	(1,271)
Net settlement gain (loss)	56	102	(126)	—	—	—
Total recognized in accumulated other comprehensive loss	(6,880)	2,890	(23,338)	(3,368)	(7,226)	(6,787)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$8,942	$6,253	$(11,432)	$204	$(3,523)	$(2,196)
_____________

(1)
Classification of service cost and expected return on plan assets related to U.S. and U.K. pension plans for 2017 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" to the 2018 and 2019 presentation requirements.

The amounts that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2020 for the Company's defined benefit pension and postretirement benefit plans are expected to be $13.4 million and $0.3 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.1%	3.4%	3.8%	4.2%	3.4%	3.7%
Expected long-term rate of return on plan assets	4.6%	5.4%	5.8%
Rate of compensation increase	3.4%	3.4%	3.4%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.8%	4.1%	3.4%	2.8%	4.2%	3.4%
Rate of compensation increase	3.3%	3.4%	3.4%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				5.7%	5.9%	6.3%
Rate trend to which the cost trend is assumed to decline				4.4%	4.4%	4.4%
Year that rate reaches the ultimate trend rate				2037	2037	2037
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 24, 2019
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$4,427	$4,427	$—	$—
Equity securities(1)
U.S. large cap	93,019	—	93,019	—
U.S. small cap	13,307	—	13,307	—
International	115,607	—	115,607	—
Fixed income securities(2)	808,546	—	808,546	—
Other alternative investments
Real estate(3)	38,076	—	38,076	—
Private equity(4)	289	—	—	289
Hedge fund(5)	13,328	—	13,328	—
Other(6)	4,564	—	4,564	—
Total investments at fair value	$1,091,163	$4,427	$1,086,447	$289

	Year Ended November 25, 2018
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Cash and cash equivalents	$3,818	$3,818	$—	$—
Equity securities(1)
U.S. large cap	91,663	—	91,663	—
U.S. small cap	10,871	—	10,871	—
International	86,974	—	86,974	—
Fixed income securities(2)	714,034	—	714,034	—
Other alternative investments
Real estate(3)	35,265	—	35,265	—
Private equity(4)	383	—	—	383
Hedge fund(5)	11,389	—	11,389	—
Other(6)	4,179	—	4,179	—
Total investments at fair value	$958,576	$3,818	$954,375	$383
_____________

(1)	Primarily comprised of equity index funds that track various market indices.

(2)	Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.

(3)	Primarily comprised of investments in U.S. Real Estate Investment Trusts.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The fair value of plan assets are composed of U.S. plan assets of $903.6 million and non-U.S. plan assets of $187.6 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Total
	(Dollars in thousands)
2020	$68,838	$9,272	$78,110
2021	69,039	8,570	77,609
2022	69,622	8,131	77,753
2023	69,379	7,612	76,991
2024	70,185	6,966	77,151
2025-2028	350,538	26,067	376,605
At November 24, 2019, the Company's contributions to its pension plans in 2020 are estimated to be $44 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 9: EMPLOYEE INVESTMENT PLANS
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 24, 2019, November 25, 2018 and November 26, 2017, were $16.3 million, $14.9 million and $13.4 million, respectively.
NOTE 10: EMPLOYEE INCENTIVE COMPENSATION PLANS
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 24, 2019, November 25, 2018, and November 26, 2017 were $86.6 million, $114.3 million and $88.0 million, respectively. Total amounts accrued for this plan as of November 24, 2019, and November 25, 2018 were $87.7 million and $114.4 million, respectively.
Long-Term Incentive Plans
2016 Equity Incentive Plan ("2016 Plan"). In July 2006, the Board adopted, and the stockholders approved, the Company's 2016 Plan. The 2016 Plan was subsequently amended in 2011 and 2014 and then amended and restated by the Board and approved by the stockholders in April 2016. For more information on this plan, see Note 11.
2019 Equity Incentive Plan ("2019 Plan") and 2019 Employee Stock Purchase Plan (the "2019 ESPP"). In February 2019, the Company's stockholders approved the Company's 2019 Plan and the Company's 2019 ESPP, each of which became effective on March 20, 2019, the effective date of the IPO registration statement. For more information on these plans, see Note 11.
Cash Long-Term Incentive Plan ("LTIP").  The Company established a long-term cash incentive plan effective at the beginning of 2005. In 2017, this program was replaced by cash-settled phantom restricted stock units. Refer to Note 11 for more information. Executive officers are not participants in this plan. Performance is measured at the end of a three-year period based on the Company's performance against the following pre-established targets: (i) the target compound annual growth rate in the Company's net revenues over the three-year period; (ii) the Company's average margin of net earnings over the three-year period adjusted for certain items such as interest and taxes and total stockholder return over the three-year period relative to an expanded peer group. Awards will be paid out in the quarter following the end of the three-year period based on Company performance against the pre-established targets.
The Company recorded expense for the LTIP of $0.9 million, $4.1 million and $4.5 million for the years ended November 24, 2019, November 25, 2018 and November 26, 2017, respectively. As of November 24, 2019, all LTIP awards were fully paid. As at November 25, 2018, the Company had accrued a total $8.1 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $79.0 million, $89.8 million and $57.1 million, and related income tax benefits of $19.5 million, $22.3 million and $22.0 million, respectively, for the years ended November 24, 2019, November 25, 2018 and November 26, 2017, respectively. As of November 24, 2019, there was $68.6 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.10 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2016 Equity Incentive Plan
Prior to the IPO, the Company granted awards under the 2016 Equity Incentive Plan (the "2016 Plan") which provided for the granting of a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of common stock authorized for issuance under the 2016 Plan was 80.0 million shares. Upon completion of the IPO, shares that remained available for future grants under the 2016 Plan ceased to be available and the 2019 Equity Incentive Plan became effective. Awards granted before the IPO remain outstanding according to the plan’s terms. Outstanding awards under the 2016 Plan are issuable as Class B common stock and can be voluntarily converted to Class A common stock and sold to the public.
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the grant of a variety of stock awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At November 24, 2019, the number of shares available for future grants under the 2019 Plan is 39.4 million shares.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At November 24, 2019, the number of shares available for issuance under the 2019 ESPP is 11.9 million shares. ESPP did not have a material impact on the consolidated financial statements in fiscal 2019.
Shares of common stock associated with the above plans will be issued from the Company's authorized but unissued shares and are subject to the Stockholders' Agreement that governs all shares.
Under the 2016 Plan and 2019 Plan, stock awards have a maximum contractual term of ten years, and if applicable, must have an exercise price at least equal to the fair market value of the Company's common stock on the grant date. Awards generally vest according to terms determined at the time of grant, or as otherwise determined by the Board in its discretion.
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
Stock-settled RSUs which include service or performance conditions are issued to certain employees. Each stock-settled RSU is converted to a share of common stock upon vesting and do not have pre-vesting "dividend equivalent rights".
Non-employee members of the Board receive RSUs annually. The RSUs additionally have "dividend equivalent rights" of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives. SARs with service conditions ("Service SARs") vest from three-and-a-half to four years, and have maximum contractual lives of ten years. SARs with performance conditions ("Performance SARs") were granted prior to 2017 and are fully vested as of November 24, 2019. SARs activity during the year ended November 24, 2019 was as follows:

	Service SARs				Performance SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(Units and dollars in thousands, except weighted-average exercise price)
Outstanding at November 25, 2018(1)	17,871	$6.36	3.4		9,217	$6.05	3.1
Granted	1,009	14.93			—	—
Exercised	(4,763)	4.69			(2,462)	4.76
Forfeited	(45)	13.3			—	4.31
Performance adjustment	—	—			879	6.20
Outstanding at November 24, 2019	14,072	$7.51	3.3		7,634	$6.49	2.5
Vested and expected to vest at November 24, 2019	14,072	$7.51	3.3	$133,359	7,634	$6.49	2.5	$80,176
Exercisable at November 24, 2019	10,494	$6.74	2.5	$107,609	7,634	$6.49	2.5	$80,176
_____________

(1)	All share and per-share data retroactively adjusted to reflect the ten-for-one stock split approved by the Company's stockholders in February 2019. Refer to Note 1 for more information.
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Aggregate intrinsic value of Service SARs exercised during the year	$54,045	$53,398	$25,572
Aggregate intrinsic value of Performance SARs exercised during the year	$27,776	$6,777	$883
Unrecognized future compensation costs as of November 24, 2019 of $3.1 million for Service SARs are expected to be recognized over weighted-average periods of 2.11 years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2019	2018	2017
Weighted-average grant date fair value(1)	$4.49	$2.61	$1.61

Weighted-average assumptions:
Expected life (in years)	5.0	4.9	4.9
Expected volatility	37.5%	35.7%	32.5%
Risk-free interest rate	2.5%	2.5%	1.9%
Expected dividend	2.0%	2.5%	2.7%
_____________

(1)	All share and per-share data retroactively adjusted to reflect the ten-for-one stock split that was approved by the Company's stockholders in February 2019. Refer to Note 1 for more information.
RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. RSUs with service conditions ("Service RSUs") granted during 2019 and 2018 vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. Service RSUs granted in 2017 cliff vest in three years subject to continued employment. RSUs with performance conditions ("Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. There were no stock-settled RSUs granted to employees prior to 2017. Service and Performance RSU activity during the year ended November 24, 2019 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)
	(Units in thousands)
Outstanding at November 25, 2018(1)	1,030	$8.17	1.7	1,744	$8.08	1.4
Granted	685	16.12		643	16.16
Vested	(110)	8.80		—	—
Granted Replacement Awards(2)	6,542	16.67		2,083	22.71
Forfeited	(368)	16.51		(159)	14.93
Outstanding at November 24, 2019	7,779	$15.56	1.6	4,311	$16.24	1.0
_____________

(1)	All share and per-share data retroactively adjusted to reflect the ten-for-one stock split approved by the Company's stockholders in February 2019. Refer to Note 1 for more information.

(2)
In connection with the IPO, the Company’s Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled RSUs and their concurrent replacement with similar stock-settled RSUs. Other than the form of settlement, all other terms of the awards, including their vesting schedules are the same. Refer to Note 1 for more information.

The total fair value of Service RSU awards vested during 2019 was $1.6 million. Unrecognized future compensation cost as of November 24, 2019 of $44.7 million for Service RSUs and $16.6 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.36 years and 1.49 years, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2019, 2018 and 2017, the weighted-average grant date fair value for Service and Performance RSUs granted without a market condition were $15.56, $9.16 and $6.49, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted as Replacement Awards	Performance RSUs Granted
	2019	2019	2018	2017
Weighted-average grant date fair value(1)	$28.78	$17.95	$10.45	$8.23

Weighted-average assumptions:
Expected life (in years)	1.5	2.8	3.0	3.0
Expected volatility	36.3%	37.5%	37.2%	33.5%
Risk-free interest rate	2.5%	2.3%	2.3%	1.4%
Expected dividend	1.7%	1.9%	2.5%	2.7%
_____________

(1)	All share and per-share data retroactively adjusted to reflect the ten-for-one stock split approved by the Company's stockholders in February 2019. Refer to Note 1 for more information.
RSUs to the Board of Directors. The Company grants RSUs to certain members of its Board ("Board RSUs"). The total fair value of Board RSUs granted during the year ended November 24, 2019 of $2.1 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $10.2 million and $10.1 million as of November 24, 2019 and November 25, 2018, respectively.
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
Liability Awards
In connection with the IPO, on March 19, 2019 the Company's Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units ("RSU's") and their concurrent replacement with similar stock-settled RSUs ("Replacement Awards"), pursuant to the Company's 2016 Equity Incentive Plan (the "2016 Plan"). RSUs for certain foreign affiliates will continue to be cash-settled. Prior to the IPO, the Company granted cash settled phantom restricted stock units ("Phantom RSUs"), which included service or performance conditions, to select levels of the Company’s management. The Phantom RSUs are recorded as liabilities and their changes in fair value are recognized over the vesting period. Upon vesting of a phantom restricted stock unit, the participant will receive a cash payout in an amount equal to the vested units multiplied by the fair value of the Company’s common stock at the end of the service or performance period.
Phantom restricted stock units with service conditions ("Phantom Service RSUs") granted during 2019 and 2018 vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. The Phantom Service RSUs granted in 2017 cliff vest in three years subject to continued employment. Phantom restricted stock units with performance conditions ("Phantom Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on attainment of certain three-year cumulative performance goals and subject to continued employment. There were no Phantom Performance RSUs granted prior to 2017.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Liability award activity during the year ended November 24, 2019 was as follows:

	Phantom Service RSUs			Phantom Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Fair Value At Period End	Units	Weighted-Average Grant Date Fair Value	Fair Value At Period End
	(Units in thousands)
Outstanding at November 25, 2018(1)	9,100	$7.59	$14.60	1,710	$8.22	$14.60
Granted	1,821	14.95		504	14.88
Vested	(3,617)	6.87		—	—
Canceled(2)	(6,542)	9.81		(2,083)	9.69
Performance adjustment	—	—		4	6.90
Forfeited	(218)	8.57		(64)	9.45
Outstanding at November 24, 2019	544	$9.96	$16.99	71	$11.38	$16.99
Expected to vest at November 24, 2019	518	$9.84	$16.99	65	$11.23	$16.99
_____________

(1)	All share and per-share data retroactively adjusted to reflect the ten-for-one stock split approved by the Company's stockholders in February 2019. Refer to Note 1 for more information.

(2)
In connection with the IPO, the Company’s Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled RSUs and their concurrent replacement with similar stock-settled RSUs. Other than the form of settlement, all other terms of the awards, including their vesting schedules are the same. Refer to Note 1 for more information.

The total fair value of Phantom Service RSU awards vested during 2019, 2018 and 2017 was $52.9 million, $17.0 million and $9.2 million, respectively. The weighted-average fair value of Phantom Service RSUs at the grant date was estimated based on the fair value of the Company's common stock. The Company accrued for $6.9 million of Phantom Service RSUs and Phantom Performance RSUs as of November 24, 2019.
Unrecognized future compensation cost as of November 24, 2019 of $3.6 million for Phantom Service RSUs and $0.6 million for Phantom Performance RSUs are expected to be recognized over a weighted-average period of 1.61 years and 1.69 years, respectively.

NOTE 12: LONG-TERM EMPLOYEE RELATED BENEFITS
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003. The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 24, 2019 and November 25, 2018, these plan liabilities totaled $52.8 million and $34.2 million. The Company held funds of $49.2 million and $34.4 million in an irrevocable grantor's rabbi trust as of November 24, 2019 and November 25, 2018, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Deferred compensation plan for executives, prior to January 1, 2003. The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 24, 2019 and November 25, 2018, liabilities for this plan totaled $29.0 million and $28.4 million, respectively.
Interest earned by the participants in deferred compensation plans was $9.4 million, $0.7 million and $8.1 million for the years ended November 24, 2019, November 25, 2018 and November 26, 2017, respectively. The charges were included in "interest expense" in the Company's consolidated statements of income.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is obligated under operating leases and lease financing obligations for manufacturing, finishing and distribution facilities, office space, retail stores and equipment.
At November 24, 2019, future minimum payments under operating leases and lease financing obligations were as follows:

Future Minimum Payments
(Dollars in thousands)
2020	$234,092
2021	203,483
2022	174,536
2023	140,278
2024	111,176
Thereafter	284,114
Total future minimum lease payments	$1,147,679
In general, leases relating to real estate may include renewal options of various length. The San Francisco headquarters office lease contains multiple renewal options of up to 57 years. Rental expense for the years ended November 24, 2019, November 25, 2018 and November 26, 2017 was $270.2 million, $258.6 million and $220.2 million, respectively. At November 24, 2019, the lease financing obligation balance was $45.7 million, the majority of which is recorded in "Other long-term liabilities". The remaining minimum payments under the lease financing obligations are $61.6 million. The lease financing obligation balance at the end of the lease term will be approximately $34.0 million which approximates the net book value of the buildings to be relinquished to the lessor. As of November 24, 2019, and November 25, 2018, the gross carrying values of assets related to build-to-suit lease arrangements accounted for as lease financing obligations were $61.4 million and $44.6 million, respectively, with associated accumulated depreciation of $6.0 million and $3.1 million, respectively.
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
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

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
NOTE 14: DIVIDEND
The Company paid two cash dividends totaling $113.9 million on its common stock in 2019. The first dividend was $55.0 million paid in the first quarter and the second dividend was $58.9 million paid in the fourth quarter. In 2018, two cash dividends totaling $90.0 million were paid of $45.0 million each in the first and fourth quarters of the year. In 2017, two cash dividends totaling $70.0 million were paid of $35.0 million each in the first and fourth quarters of the year. Subsequent to the Company's year end, the Board declared a cash dividend of $0.08 per share to holders of record of its Class A and Class B common stock, at the close of business on February 12, 2020. Total dividends are expected to be in the range of $130 million for fiscal 2020 and to be paid out quarterly.
The Company does not have an established annual dividend policy. The Company will continue to review its ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of the Board depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income (loss) is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Foreign Currency Translation	Totals
	(Dollars in thousands)
Accumulated other comprehensive (loss) income at November 27, 2016	$(252,027)	$(18,757)	$(158,498)	$1,968	$(427,314)	$9,433	$(417,881)
Gross changes	30,125	(59,945)	40,151	3,379	13,710	105	13,815
Tax	(10,279)	23,084	(2,283)	(1,299)	9,223	—	9,223
Other comprehensive income (loss), net of tax	19,846	(36,861)	37,868	2,080	22,933	105	23,038
Accumulated other comprehensive (loss) income at November 26, 2017	(232,181)	(55,618)	(120,630)	4,048	(404,381)	9,538	(394,843)
Gross changes	4,336	21,280	(43,479)	(1,488)	(19,351)	(234)	(19,585)
Tax	(1,178)	(5,549)	5,487	388	(852)	—	(852)
Other comprehensive (loss) income, net of tax	3,158	15,731	(37,992)	(1,100)	(20,203)	(234)	(20,437)
Accumulated other comprehensive (loss) income at November 25, 2018	(229,023)	(39,887)	(158,622)	2,948	(424,584)	9,304	(415,280)
Gross changes	10,248	19,026	(7,562)	4,362	26,074	312	26,386
Tax	(2,084)	(4,097)	727	(1,022)	(6,476)	—	(6,476)
Other comprehensive (loss) income, net of tax	8,164	14,929	(6,835)	3,340	19,598	312	19,910
Accumulated other comprehensive (loss) income at November 24, 2019	$(220,859)	$(24,958)	$(165,457)	$6,288	$(404,986)	$9,616	$(395,370)
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. See Note 5 and Note 8 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 16: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended November 24, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$2,181,168	$981,308	$498,043	$3,660,519
Direct-to-consumer	875,856	786,748	439,964	2,102,568
Total net revenues	$3,057,024	$1,768,056	$938,007	$5,763,087

	Year Ended November 25, 2018
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$2,209,897	$925,317	$464,953	$3,600,167
Direct-to-consumer	832,767	720,919	421,587	1,975,273
Total net revenues	$3,042,664	$1,646,236	$886,540	$5,575,440

	Year Ended November 26, 2017
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$2,050,975	$730,039	$450,063	$3,231,077
Direct-to-consumer	723,075	582,237	367,641	1,672,953
Total net revenues	$2,774,050	$1,312,276	$817,704	$4,904,030
At November 24, 2019, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 17: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$126	$11,167	$(41,167)
Foreign currency transaction (losses) gains(2)	(6,231)	(7,498)	7,853
Interest income	17,190	9,400	3,380
Investment income	1,509	734	629
Other(3)	(10,577)	1,104	(10,585)
Total other income (expense), net(3)	$2,017	$14,907	$(39,890)
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

(3)
The amounts in Other income (expense), net have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information. The 2018 gain in Other is due to pension benefits yielding a higher expected return on assets and lower interest cost.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 18: INCOME TAXES
The Company's income tax expense was $82.6 million, $214.8 million and $64.2 million and the Company's effective income tax rate was 17.3%, 43.0% and 18.4% for the years ended November 24, 2019, November 25, 2018 and November 26, 2017, respectively.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective on November 26, 2018. Beginning the first quarter of 2019, the Company's effective tax rate reflected a provision to tax Global Intangible Low-Taxed Income ("GILTI") of foreign subsidiaries and a tax benefit for Foreign Derived Intangible Income ("FDII"). In accordance with U.S. GAAP, the Company made an accounting policy election to account for the GILTI provision in the period in which it is incurred.
The decrease in the effective tax rate in 2019 as compared to 2018 was primarily driven by a $143.4 million one-time tax charge in 2018 related to the enactment of the Tax Act. Included in the charge was $95.6 million related to re-measurement of deferred tax assets and liabilities, $37.5 million from a one-time U.S. transition tax on undistributed foreign earnings, and $10.3 million related to foreign and state tax costs associated with future remittances of undistributed earnings from foreign subsidiaries. The increase in the effective tax rate in 2018 as compared to 2017 was primarily driven by a one-time tax charge related to the impact of the Tax Act described above and proportionately less tax benefit from the lower tax cost of foreign operations, partially offset by the lower U.S. federal statutory tax rate.
The Company's income tax expense differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	November 24, 2019		November 25, 2018		November 26, 2017
	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$100,293	21.0%	$111,755	22.4%	$122,073	35.0%
State income taxes, net of U.S. federal impact	4,496	1.0%	11,102	2.2%	7,598	2.2%
Change in valuation allowance	(81)	—%	(9,239)	(1.9)%	(9,624)	(2.8)%
Impact of foreign operations(1)(2)	7,132	1.5%	(17,149)	(3.4)%	(43,806)	(12.6)%
Foreign-derived intangible income benefit ("FDII")	(11,918)	(2.5)%	—	—%	—	—%
Reassessment of tax liabilities	(6,480)	(1.4)%	(12,552)	(2.5)%	(5,553)	(1.6)%
Stock-based compensation(3)	(15,730)	(3.3)%	(10,715)	(2.1)%	(5,602)	(1.6)%
Other, including non-deductible expenses(1)	4,892	1.0%	(1,783)	(0.4)%	(861)	(0.2)%
Impact of US Tax Act	—	—%	143,359	28.7%	—	—%
Total	$82,604	17.3%	$214,778	43.0%	$64,225	18.4%
_____________

(1)	Foreign branches are included in the Impact of foreign operations. 2017 and 2018 have been conformed to the November 24, 2019 presentation.
(2) Included in the Impact of foreign operations are foreign rates differential, GILTI and tax impact on actual and deemed repatriation of foreign earnings.

(3)	Classification of stock-based compensation for 2017 has been conformed to the November 25, 2018 and November 24, 2019 presentation.
Impact of foreign operations. The tax rate benefit in 2019 decreased as compared to 2018 is primarily due to additional tax charges from foreign jurisdictions. Tax Act impacts (e.g. GILTI) and a lesser amount of excess tax benefit on actual and deemed repatriation of foreign earnings. The tax rate benefit in 2018 decreased as compared to 2017 primarily because the new U.S. federal income tax rate more closely aligns with the tax rates in our foreign jurisdictions.
Change in valuation allowance. The $9.2 million tax benefit in 2018 is primarily due to the release of valuation allowances on deferred tax assets of certain foreign subsidiaries, primarily in Japan where management concluded that it is more likely than not that such assets will be realized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Reassessment of tax liabilities. The $6.5 million tax benefit in 2019 is primarily attributable to finalization of state tax refund claims. The $12.6 million tax benefit in 2018 is primarily attributable to finalization of a foreign audit.
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Domestic	$120,692	$151,229	$67,407
Foreign	356,892	348,793	281,374
Total income before income taxes	$477,584	$500,022	$348,781
Income tax expense consisted of the following:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
U.S. Federal
Current	$13,182	$12,468	$7,936
Deferred	(22,319)	126,210	1,240
	$(9,137)	$138,678	$9,176
U.S. State
Current	$(2,939)	$6,447	$3,441
Deferred	1,002	4,655	4,157
	$(1,937)	$11,102	$7,598
Foreign
Current	$87,324	$61,605	$53,334
Deferred	6,354	3,393	(5,883)
	$93,678	$64,998	$47,451
Consolidated
Current	$97,567	$80,520	$64,711
Deferred	(14,963)	134,258	(486)
Total income tax expense	$82,604	$214,778	$64,225

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 24, 2019	November 25, 2018
	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$157,379	$133,620
State net operating loss carryforwards	10,070	9,708
Foreign net operating loss carryforwards	45,047	52,327
Employee compensation and benefit plans(1)	141,489	147,347
Advance royalties	15,213	22,366
Accrued liabilities(1)	24,648	26,167
Sales returns and allowances(1)	22,494	25,715
Inventory(1)	11,635	13,030
Property, plant and equipment(1)	12,266	11,823
Unrealized foreign exchange gains or losses	5,527	5,467
Other(1)	9,557	8,718
Total gross deferred tax assets	455,325	456,288
Less: Valuation allowance	(19,611)	(21,970)
Deferred tax assets, net of valuation allowance	435,714	434,318
Deferred tax liabilities
U.S. Branches(1)	(27,134)	(33,735)
Residual tax liability on unremitted foreign earnings	(5,672)	(5,737)
Total deferred tax liabilities	(32,806)	(39,472)
Total net deferred tax assets	$402,908	$394,846
_____________

(1)	Certain components of net deferred tax assets for 2018 have been conformed to reflect the adoption of Tax Act guidance updates issued subsequent to November 25, 2018.
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 24, 2019, are subject to expiration through 2029 if not utilized.
Foreign net operating loss carryforwards. As of November 24, 2019, the Company had a deferred tax asset of $44.2 million for foreign net operating loss carryforwards of $168.0 million. Of these operating losses $79.9 million are subject to expiration through 2028. The remaining $88.1 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 24, 2019:

	Valuation Allowance at November 25, 2018	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 24, 2019
	(Dollars in thousands)
U.S. state net operating loss carryforwards	$2,096	$(494)	$938	$2,540
Foreign net operating loss carryforwards and other foreign deferred tax assets	19,874	(1,784)	(1,019)	17,071
	$21,970	$(2,278)	$(81)	$19,611

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

At November 24, 2019, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards, which reduced such assets to the amount that will more likely than not be realized.
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company has reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through November 2019, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $9.7 million. For the year ended November 24, 2019, management asserted indefinite reinvestment on a small portion of foreign earnings generated in fiscal year 2019. If such earnings were to be distributed to the U.S., the related foreign withholding and state tax costs would be approximately $1 million.
Uncertain Income Tax Positions
As of November 24, 2019, the Company’s total gross amount of unrecognized tax benefits was $36.6 million, of which $33.1 million could impact the effective tax rate, if recognized, as compared to November 25, 2018, when the Company’s total gross amount of unrecognized tax benefits was $26.6 million, of which $24.2 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 24, 2019 and November 25, 2018:

	November 24, 2019	November 25, 2018
	(Dollars in thousands)
Unrecognized tax benefits beginning balance	$26,594	$33,786
Increases related to current year tax positions	2,432	3,657
Increases related to tax positions from prior years	3,696	5,686
Decreases related to tax positions from prior years	(3,222)	(13,731)
Settlement with tax authorities	7,119	—
Lapses of statutes of limitation	(45)	(1,811)
Other, including foreign currency translation	(15)	(993)
Unrecognized tax benefits ending balance	$36,559	$26,594
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits could decrease by as much as $2.2 million within the next twelve months.
As of November 24, 2019 and November 25, 2018, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $1.7 million and $2.7 million, respectively.
The Company files income tax returns in the United States and in various foreign (including Belgium, Hong Kong, India, Mexico and Russia), state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2008.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 19: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Levi Strauss & Co.	$394,612	$283,142	$281,403
Denominator:
Weighted-average common shares outstanding - basic	389,082,277	377,139,847	376,177,350
Dilutive effect of stock awards	19,283,625	11,467,514	8,160,980
Weighted-average common shares outstanding - diluted	408,365,902	388,607,361	384,338,330
Earnings per common share attributable to common stockholders:
Basic	$1.01	$0.75	$0.75
Diluted	$0.97	$0.73	$0.73
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	174,923	755,550	9,045,540

NOTE 20: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company who retired in September 2019, and Marc Rosen, Executive Vice President and President of Direct-to-Consumer, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During fiscal years 2019, 2018, and 2017, the Company donated $9.7 million, $7.5 million, and $7.3 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 21: BUSINESS SEGMENT INFORMATION
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
Business segment information for the Company is as follows:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Net revenues:
Americas	$3,057,024	$3,042,664	$2,774,050
Europe	1,768,056	1,646,236	1,312,276
Asia	938,007	886,540	817,704
Total net revenues	$5,763,087	$5,575,440	$4,904,030
Operating income:
Americas	$545,084	$551,380	$529,310
Europe	353,082	292,903	198,662
Asia	85,824	86,573	78,257
Regional operating income	983,990	930,856	806,229
Corporate expenses(1)(2)	417,315	390,445	326,162
Total operating income	566,675	540,411	480,067
Interest expense	(66,248)	(55,296)	(68,603)
Underwriter commission paid on behalf of selling stockholders	(24,860)	—	—
Loss on early extinguishment of debt	—	—	(22,793)
Other income (expense), net(2)	2,017	14,907	(39,890)
Income before income taxes	$477,584	$500,022	$348,781
____
(1) Included in Corporate expenses for the year ended November 26, 2017 is the recognition of $8.3 million of stock-based compensation expense related to prior periods, for the correction of the periods used for the recognition of expense associated with employees eligible to vest in awards after retirement. Refer to Note 1 for more information.

(2)
The amounts in Corporate expenses and Other income (expense), net prior to fiscal year 2019 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$45,884	$43,478	$37,802
Europe	23,595	22,658	17,479
Asia	12,110	10,750	9,836
Corporate	42,353	43,319	52,270
Total depreciation and amortization expense	$123,942	$120,205	$117,387

	November 24, 2019
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$457,979	$176,962	$130,073	$17,832	$782,846
Inventories	456,611	180,949	157,892	88,740	884,192
All other assets	—	—	—	2,565,380	2,565,380
Total assets					$4,232,418

	November 25, 2018
	Americas	Europe	Asia	Unallocated	Consolidated Total
	(Dollars in thousands)
Assets:
Trade receivables, net	$362,825	$102,989	$54,266	$14,084	$534,164
Inventories	468,258	188,430	148,335	78,750	883,773
All other assets	—	—	—	2,124,723	2,124,723
Total assets					$3,542,660

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Geographic information for the Company was as follows:

	Year Ended
	November 24, 2019	November 25, 2018	November 26, 2017
	(Dollars in thousands)
Net revenues:
United States	$2,525,325	$2,546,907	$2,347,860
Foreign countries	3,237,762	3,028,533	2,556,170
Total net revenues	$5,763,087	$5,575,440	$4,904,030

Net deferred tax assets:
United States	$327,980	$313,644	$450,270
Foreign countries	79,925	84,147	87,653
Total net deferred tax assets	$407,905	$397,791	$537,923

Long-lived assets:
United States	$376,883	$335,705	$312,656
Foreign countries	194,762	154,767	141,660
Total long-lived assets	$571,645	$490,472	$454,316

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2019 and 2018.

Year Ended November 24, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenues	$1,434,458	$1,312,940	$1,447,081	$1,568,608
Cost of goods sold	651,650	612,517	680,335	717,212
Gross profit	782,808	700,423	766,746	851,396
Selling, general and administrative expenses	581,896	637,525	595,528	719,749
Operating income	200,912	62,898	171,218	131,647
Interest expense	(17,544)	(15,126)	(15,292)	(18,286)
Underwriter commission paid on behalf of selling	—	(24,860)	—	—
Other (expense) income, net	(1,646)	3,166	(4,369)	4,866
Income before income taxes	181,722	26,078	151,557	118,227
Income tax expense (benefit)(1)	35,271	(2,429)	27,340	22,422
Net income	146,451	28,507	124,217	95,805
Net loss (income) attributable to noncontrolling interest	126	(277)	292	(509)
Net income attributable to Levi Strauss & Co.	$146,577	$28,230	$124,509	$95,296

Earnings per common share attributable to common stockholders(2):
Basic	$0.39	$0.07	$0.32	$0.24
Diluted	$0.37	$0.07	$0.30	$0.23
Weighted-average common shares outstanding - diluted
Basic	377,077,111	389,518,461	394,169,688	394,670,867
Diluted	393,234,825	409,332,997	413,639,749	411,984,817

Cash dividends declared per share	$0.29	$—	$—	$0.01
_____________

(1)	The Income tax benefit in the second quarter is due to lower income taxes from less operating income and an excess tax benefit recognized related to the exercise of employee stock-based compensation.

(2)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

Year Ended November 25, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenues	$1,343,685	$1,245,742	$1,394,153	$1,591,860
Cost of goods sold	605,561	574,865	652,591	744,448
Gross profit	738,124	670,877	741,562	847,412
Selling, general and administrative expenses(2)	563,202	593,595	582,146	718,621
Operating income	174,922	77,282	159,416	128,791
Interest expense	(15,497)	(14,465)	(15,697)	(9,637)
Other (expense) income, net(2)	(10,400)	12,895	(3,839)	16,251
Income before income taxes	149,025	75,712	139,880	135,405
Income tax expense (benefit)(3)	167,654	(1,320)	10,299	38,145
Net (loss) income	(18,629)	77,032	129,581	97,260
Net (income) loss attributable to noncontrolling interest	(383)	(2,100)	543	(162)
Net (loss) income attributable to Levi Strauss & Co.	$(19,012)	$74,932	$130,124	$97,098

Earnings per common share attributable to common stockholders(1):
Basic	$(0.05)	$0.20	$0.34	$0.26
Diluted	$(0.05)	$0.19	$0.33	$0.25
Weighted-average common shares outstanding - diluted
Basic	376,165,783	377,132,162	377,742,492	376,968,560
Diluted	376,165,783	387,764,580	390,586,032	391,088,937

Cash dividends declared per share	$0.24	$—	$—	$—
_____________

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

(2)
The amounts in Selling, general and administrative expenses and Other income (expense), net in 2018 have been conformed to reflect the adoption of ASU 2017-07, "Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost" and include non-service cost component of net periodic benefit costs. Refer to Note 1 for more information.

(3)
The Income tax expense in the first quarter is due to the one-time tax charge recorded in relation to the newly enacted Tax Act. The Income tax benefit in the second quarter is due to lower income taxes from less operating income and the release of tax reserves as tax audits were finalized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 24, 2019, NOVEMBER 25, 2018 AND NOVEMBER 26, 2017

NOTE 23: SUBSEQUENT EVENTS

The Jeans Company Acquisition
On December 17, 2019, the Company completed its acquisition of all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), LS&Co's distributor in Chile, Peru and Bolivia, for $52 million, plus transaction costs. The assets acquired included 78 Levi’s® and Dockers® retail stores, distribution with the region’s leading multi-brand retailers, and the logistical operations in these markets, which the Company anticipates will accelerate growth within the Americas region.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of November 24, 2019. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 24, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of November 24, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
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
On January 28, 2020, our Board adopted and approved a Senior Executive Severance Plan (the “Severance Plan”), effective January 28, 2020, for eligible executives who are direct reports to, and including, our President and Chief Executive Officer.  The Severance Plan supersedes our prior Severance Plan for our Worldwide Leadership Team (“WLT Severance Plan”). Except as noted below, the Severance Plan provides for the same benefits as the WLT Severance Plan, a summary of which is set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders, under the heading “Potential Payments Upon Termination, Change In Control or Corporate Transaction - Severance Plan”, which was filed with the Securities and Exchange Commission on June 5, 2019 and is subject to and qualified in its entirety by the WLT Severance Plan, a copy of which is attached hereto as Exhibit 10.18 and incorporated herein by reference.
The Severance Plan also provides that eligible employees who terminate employment without cause or for Good Reason are deemed to continue employment during the severance period for determining vesting with respect to performance-based long-term incentive awards, with such awards, if vested, being paid on a pro-rata basis measured from the beginning of the performance period through the employee’s actual date of separation. The Severance Plan also provides that “Good Reason” as defined under the plan would include a material reduction in the eligible employee’s target annual bonus, except to the extent such reduction applied to all eligible employees.
The above description is a summary of the terms of the Severance Plan and is subject to and qualified in its entirety by the Severance Plan, a copy of which is attached hereto as Exhibit 10.21 and incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2020 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2020 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2020 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2020 Proxy Statement.

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

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws	8-K	001-06631	3.2	3/25/2019
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 5.00% Senior Notes due 2025, dated April 27, 2015, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.2	2/13/2019
4.4	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.5	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.6	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.7	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.8	Description of Securities					X
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019

10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.9	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.10	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.11	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan					X
10.12	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan					X
10.13	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan					X
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020					X
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019
10.23*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019
10.24*	Employment Agreement, dated June 9, 2011, between the Registrant and Charles V. Bergh	S-1	333-229630	10.19	2/13/2019
10.25*	Amendment to Employment Agreement, effective May 8, 2012, between the Registrant and Charles V. Bergh	S-1	333-229630	10.20	2/13/2019
10.26*	Amendment to Employment Agreement, effective January 30, 2018, between the Registrant and Charles V. Bergh	S-1	333-229630	10.21	2/13/2019

10.27*	Employment Offer Letter, dated April 29, 2016, between the Registrant and Roy Bagattini	S-1	333-229630	10.22	2/13/2019
10.28*	Employment Offer Letter, dated July 18, 2013, and Extension of Assignment Letter, dated July 6, 2016, between the Registrant and Seth Ellison	S-1	333-229630	10.23	2/13/2019
10.29*	Employment Offer Letter, dated September 19, 2016, between the Registrant and David Love	S-1	333-229630	10.24	2/13/2019
10.30*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.31*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.32	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.33	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.34	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.35	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.36	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.37*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.38*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been redacted and filed separately with the Commission, pursuant to a request for confidential treatment granted by the Commission.

†
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K are not deemed filed with the Commission and are not to be incorporated by reference into any filing of Levi Strauss & Co. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2019	$10,037	$(978)	$2,887	$6,172
November 25, 2018	$11,726	$2,284	$3,973	$10,037
November 26, 2017	$11,974	$1,645	$1,893	$11,726

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2019(2)	$53,684	$259,866	$313,550	$—
November 25, 2018	$47,401	$245,665	$239,382	$53,684
November 26, 2017	$36,457	$211,741	$200,797	$47,401

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period
	(Dollars in thousands)
November 24, 2019(2)	$120,704	$351,686	$470,634	$1,756
November 25, 2018	$135,139	$357,929	$372,364	$120,704
November 26, 2017	$105,477	$342,169	$312,507	$135,139

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/(Releases) to Tax Expense	(Additions) / Deductions	Balance at End of Period
	(Dollars in thousands)
November 24, 2019	$21,970	$(81)	$2,278	$19,611
November 25, 2018	$38,692	$(16,242)	$480	$21,970
November 26, 2017	$68,212	$(19,301)	$10,219	$38,692
_____________

(1)	The charges to the accounts are for the purposes for which the allowances were created.

(2)
In accordance with ASU 2014-09, “Revenue from Contracts with Customers”, adopted in 2019, allowances for estimated returns, discounts and retailer promotions and other similar incentives are presented as other accrued liabilities rather than netted within accounts receivable. Refer to Note 1 for more information.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 30, 2020		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles V. Bergh, Harmit Singh and Seth R. Jaffe, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ STEPHEN C. NEAL	Chairperson of the Board	Date:	January 30, 2020
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	January 30, 2020
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 30, 2020
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 30, 2020
Jill Beraud

/s/ ROBERT A. ECKERT	Director	Date:	January 30, 2020
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	January 30, 2020
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	January 30, 2020
David A. Friedman

/s/ YAEL GARTEN	Director	Date:	January 30, 2020
Yael Garten

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 30, 2020
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 30, 2020
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	January 30, 2020
Patricia Salas Pineda

/s/ JOSHUA E. PRIME	Director	Date:	January 30, 2020
Joshua E. Prime

/s/ GAVIN BROCKETT	Senior Vice President and Global Controller	Date:	January 30, 2020
Gavin Brockett	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial Officer	Date:	January 30, 2020
Harmit Singh	(Principal Financial Officer)