Form 10-Q
period 2020-02-23
LEVI STRAUSS & CO
filed 2020-04-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 23, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 1, 2020, the registrant had 61,718,601 shares of Class A common stock, $0.001 par value per share and 334,475,655 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended:

•	our Investor Relations page (https://levistrauss.com/investors/financial-news);

•	our Twitter account (https://twitter.com/LeviStraussCo);

•	our company blog (https://www.levistrauss.com/unzipped-blog/);

•	our Facebook page (https://www.facebook.com/levistraussco/);

•	our LinkedIn page (https://www.linkedin.com/company/levi-strauss-&-co-);

•	our Instagram page (https://www.instagram.com/levistraussco/); and

•	our YouTube channel (https://www.youtube.com/user/levistraussvideo).
The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 23, 2020	November 24, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$873,564	$934,237
Short-term investments in marketable securities	83,978	80,741
Trade receivables, net of allowance for doubtful accounts of $5,835 and $6,172	709,989	782,846
Inventories:
Raw materials	5,152	4,929
Work-in-process	3,683	3,319
Finished goods	845,866	875,944
Total inventories	854,701	884,192
Other current assets	222,767	188,170
Total current assets	2,744,999	2,870,186
Property, plant and equipment, net of accumulated depreciation of $1,073,020 and $1,054,267	460,679	529,558
Goodwill	259,534	235,788
Other intangible assets, net	50,761	42,782
Deferred tax assets, net	416,390	407,905
Operating lease right-of-use assets, net (Note 1)	1,026,486	—
Other non-current assets	156,394	146,199
Total assets	$5,115,243	$4,232,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$19,341	$7,621
Accounts payable	304,207	360,324
Accrued salaries, wages and employee benefits	186,233	223,374
Accrued interest payable	15,911	5,350
Accrued income taxes	32,994	24,050
Accrued sales returns and allowances (Note 1)	185,830	171,113
Short-term operating lease liability (Note 1)	212,504	—
Other accrued liabilities (Note 1)	334,491	375,372
Total current liabilities	1,291,511	1,167,204
Long-term debt	994,392	1,006,745
Postretirement medical benefits	62,178	64,006
Pension liability	179,965	193,214
Long-term employee related benefits	94,597	84,957
Long-term income tax liabilities	10,823	10,486
Long-term operating lease liability (Note 1)	850,429	—
Other long-term liabilities	36,519	134,249
Total liabilities	3,520,414	2,660,861
Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.001 par value; 1,200,000,000 Class A shares authorized, 63,991,842 shares and 53,079,235 shares issued and outstanding as of February 23, 2020 and November 24, 2019, respectively; and 422,000,000 Class B shares authorized, 335,136,502 shares and 340,674,741 shares issued and outstanding, as of February 23, 2020 and November 24, 2019, respectively	399	394
Additional paid-in capital	601,976	657,659
Accumulated other comprehensive loss	(452,734)	(404,986)
Retained earnings	1,445,188	1,310,464
Total Levi Strauss & Co. stockholders’ equity	1,594,829	1,563,531
Noncontrolling interest	—	8,026
Total stockholders’ equity	1,594,829	1,571,557
Total liabilities and stockholders’ equity	$5,115,243	$4,232,418

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,506,126	$1,434,458
Cost of goods sold	666,799	651,650
Gross profit	839,327	782,808
Selling, general and administrative expenses	660,545	581,896
Operating income	178,782	200,912
Interest expense	(16,654)	(17,544)
Other income (expense), net	2,700	(1,646)
Income before income taxes	164,828	181,722
Income tax expense	12,139	35,271
Net income	152,689	146,451
Net loss attributable to noncontrolling interest	—	126
Net income attributable to Levi Strauss & Co.	$152,689	$146,577
Earnings per common share attributable to common stockholders:
Basic	$0.39	$0.39
Diluted	$0.37	$0.37
Weighted-average common shares outstanding:
Basic	396,216,057	377,077,111
Diluted	410,068,373	393,234,825

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands) (Unaudited)
Net income	$152,689	$146,451
Other comprehensive income, before related income taxes:
Pension and postretirement benefits	3,591	3,422
Derivative instruments	15,405	1,737
Foreign currency translation losses	(8,133)	4,086
Unrealized gains on marketable securities	1,556	890
Total other comprehensive income, before related income taxes	12,419	10,135
Income taxes expense related to items of other comprehensive income	(5,723)	(1,741)
Comprehensive income, net of income taxes	159,385	154,845
Comprehensive loss (income) attributable to noncontrolling interest	—	(54)
Comprehensive income attributable to Levi Strauss & Co.	$159,385	$154,791

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands) (Unaudited)
Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459
Net income (loss)	—	—	146,577	—	(126)	146,451
Other comprehensive income, net of tax	—	—	—	8,214	180	8,394
Stock-based compensation and dividends, net	—	1,497	—	—	—	1,497
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(165)	(2,923)	—	—	(3,088)
Shares surrendered for tax withholdings on equity award exercises	—	(826)	—	—	—	(826)
Cash dividends declared ($0.29 per share)	—	—	(110,000)	—	—	(110,000)
Balance at February 24, 2019	$376	$—	$1,094,636	$(416,370)	$7,400	$686,042

Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557
Net income (loss)	—	—	152,689	—	—	152,689
Other comprehensive income, net of tax	—	—	—	6,696	—	6,696
Stock-based compensation and dividends, net	5	17,530	—	—	—	17,535
Employee stock purchase plan	—	2,030	—	—	—	2,030
Repurchase of common stock	—	—	(37,071)	—	—	(37,071)
Shares surrendered for tax withholdings on equity award exercises	—	(75,243)	—	—	—	(75,243)
Changes in ownership of noncontrolling interest	—	—	(8,672)	—	(8,026)	(16,698)
Cumulative effect of the adoption of new accounting standards	—	—	59,708	(54,444)	—	5,264
Cash dividends declared ($0.08 per share)	—	—	(31,930)	—	—	(31,930)
Balance at February 23, 2020	$399	$601,976	$1,445,188	$(452,734)	$—	$1,594,829

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$152,689	$146,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,974	28,559
Unrealized foreign exchange (gains) losses	(2,629)	9,046
Realized loss (gain) on settlement of forward foreign exchange contracts not designated for hedge accounting	1,988	(4,618)
Employee benefit plans’ amortization from accumulated other comprehensive loss and settlement loss	3,591	3,422
Stock-based compensation	17,535	1,497
Other, net	2,320	(413)
(Benefit from) provision for deferred income taxes	(15,818)	(795)
Change in operating assets and liabilities, net of effect of acquisition:
Trade receivables	67,767	69,672
Inventories	41,247	(48,120)
Other current assets	(9,688)	(6,162)
Other non-current assets	(9,108)	(2,251)
Accounts payable, accrued liabilities, and operating leases, net of right-of-use assets	(51,290)	(48,045)
Income tax liabilities	9,115	19,496
Accrued salaries, wages and employee benefits and long-term employee related benefits	(40,527)	(110,338)
Other long-term liabilities	(5,283)	(1,579)
Net cash provided by operating activities	197,883	55,822
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(44,424)	(36,149)
Payments for business acquisition	(52,201)	—
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(19,326)	55,818
Payments to acquire short-term investments	(30,121)	(99,880)
Proceeds from sale, maturity and collection of short-term investments	26,791	—
Net cash used for investing activities	(119,281)	(80,211)
Cash Flows from Financing Activities:
Proceeds from short-term credit facilities	3,419	13,442
Repayments of short-term credit facilities	(3,878)	(12,556)
Other short-term borrowings, net	12,480	(9,422)
Proceeds from employee stock purchase plan	2,030	—
Repurchase of common stock	(30,074)	(3,088)
Repurchase of shares surrendered for tax withholdings on equity award exercises	(75,242)	(826)
Payments to noncontrolling interests	(14,825)	—
Dividend to stockholders	(31,930)	(55,000)
Other financing, net	—	(296)
Net cash used for financing activities	(138,020)	(67,746)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,270)	952
Net decrease in cash and cash equivalents and restricted cash	(60,688)	(91,183)
Beginning cash and cash equivalents, and restricted cash	934,753	713,698
Ending cash and cash equivalents, and restricted cash	874,065	622,515
Less: Ending restricted cash	(501)	(581)
Ending cash and cash equivalents	$873,564	$621,934

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$12,089	$10,513
Property, plant and equipment additions due to build-to-suit lease transactions	—	7,842
Realized (gain) loss on foreign currency contracts not yet settled at end of period	(17,338)	51,200
Repurchase of common stock not yet settled at end of period	6,997	—
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$818	$2,778
Cash paid for income taxes during the period, net of refunds	19,636	17,157
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020
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
In March 2019, the Company completed an initial public offering ("IPO") of its Class A common stock, as a result of which its Class A common stock began trading on the New York Stock Exchange under the symbol "LEVI".
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 24, 2019, included in the Company's 2019 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three months ended February 23, 2020 may not be indicative of the results to be expected for any other interim period or the year ending November 24, 2019.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2020 and 2019 consists of 13 weeks, with the exception of the fourth quarter of 2020, which will consist of 14 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the February 23, 2020 presentation.
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
The Jeans Company Acquisition
In December 2019, the Company completed an acquisition of all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), LS&Co's distributor in Chile, Peru and Bolivia, for $52.2 million in cash, plus transaction costs. This includes 78 Levi’s® and Dockers® retail stores and one e-commerce site, distribution with the region’s leading multi-brand retailers, and the logistical operations within these markets.
The total fair value of assets acquired was $52.2 million and include goodwill, inventory, intangible and fixed assets. The goodwill and intangibles recognized as a result of the acquisition were $22.8 million and $9.2 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

Share Repurchases
In January 2020, the Company's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the three months ended February 23, 2020, 1.9 million shares were repurchased for $37.0 million, plus broker's commissions, in the open market.
The Company accounts for share repurchases by charging the excess of repurchase price over the repurchased Class A common stock's par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or limit the share repurchase program at any time.
Subsequent to February 23, 2020, the Company repurchased 1.1 million shares for $19.2 million, plus broker's commissions, in the open market, bringing year-to-date shares repurchased to 3.0 million for a total of $56.2 million, equating to an average repurchase price of approximately $18.73 per share.  The Company has suspended its share buyback program until further notice.
Noncontrolling Interest
Noncontrolling interest includes a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company's Japanese subsidiary.
On January 9, 2020, the Company completed an all cash tender offer for the acquisition of the remaining 16.4% minority interest shares of Levi Strauss Japan K.K.'s common stock for a total purchase price of $13.6 million, plus transaction costs. As a result, Levi Strauss Japan K.K. has become a wholly owned subsidiary.
Changes in Accounting Principles

•
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company elected the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. The Company elected the practical expedient to not separate lease components from nonlease components for all leases. Additionally, the Company made an accounting policy election to keep leases with an initial 12-month term or less off of the balance sheet and recognize these lease payments within the consolidated statements of income on a straight-line basis over the term of the lease. The Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. The Company adopted this standard in the first quarter of fiscal 2020. Upon adoption, the Company recognized $1.0 billion of total operating lease liabilities and $1.0 billion of operating lease ROU assets, as well as removed $61 million of existing deferred rent liabilities, which was recorded as an offset against the ROU assets. In addition, the Company removed $43 million and $53 million of existing assets and liabilities related to build-to-suit lease arrangements, respectively. The difference of $9 million was recognize in retained earnings as of the date of initial application. The adoption of the standard did not have a material impact on the Unaudited Consolidated Statements of Income or Unaudited Consolidated Statements of Cash Flows. Refer to Note 7 for more information on the Company's lease arrangements.

•
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Act enacted on December 22, 2017. The Company adopted this standard in the first quarter of fiscal 2020. As a result of the adoption, a $54.4 million adjustment was included in retained earnings with an offsetting adjustment to accumulated other comprehensive income (loss).

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2019 Annual Report on Form 10-K, except for the following:
First Quarter 2022

•
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

First Quarter 2023

•
In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 23, 2020			November 24, 2019
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$51,495	$51,495	$—	$49,207	$49,207	$—
Short-term investments in marketable securities	83,978		83,978	80,741	—	80,741
Derivative instruments(3)	22,293	—	22,293	16,323	—	16,323
Total	$157,766	$51,495	$106,271	$146,271	$49,207	$97,064
Financial liabilities carried at fair value
Derivative instruments(3)	10,848	—	10,848	8,123	—	8,123
Total	$10,848	$—	$10,848	$8,123	$—	$8,123
_____________

(1)
Fair values estimated using Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.

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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 23, 2020		November 24, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$495,999	$508,203	$489,299	$505,757
3.375% senior notes due 2027(1)	514,032	545,039	522,524	556,266
Short-term borrowings	19,371	19,371	7,621	7,621
Total	$1,029,402	$1,072,613	$1,019,444	$1,069,644
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euro functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated inventory purchases and in Net Revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income. There was no hedge ineffectiveness for the quarter ended February 23, 2020.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

As of February 23, 2020, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $865.5 million were contracts to buy and $93.1 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2021. The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	February 23, 2020			November 24, 2019
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$13,636	$—	$13,636	$6,149	$—	$6,149
Foreign exchange risk cash flow hedges(2)	—	(6,440)	(6,440)	—	(3,809)	(3,809)
Total	$13,636	$(6,440)		$6,149	$(3,809)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$22,293	$(13,636)	$8,657	$16,323	$(6,149)	$10,174
Forward foreign exchange contracts(2)	6,452	(10,860)	(4,408)	3,813	(8,127)	(4,314)
Total	$28,745	$(24,496)		$20,136	$(14,276)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(512,193)		$—	$(525,255)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

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

	February 23, 2020			November 24, 2019
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$42,382	$(10,685)	$31,697	$21,839	$(10,142)	$11,697
Financial liabilities	(30,937)	10,685	(20,252)	(16,290)	10,142	(6,148)
Total			$11,445			$5,549
Embedded derivative contracts
Financial assets	$—	$—	$—	$4,446	$—	$4,446
Financial liabilities	—	—	—	(1,795)	—	(1,795)
Total			$—			$2,651
The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of	As of	Three Months Ended
	February 23, 2020	November 24, 2019	February 23, 2020	February 24, 2019
	(Dollars in thousands)
Foreign exchange risk contracts	$5,124	$2,781	$3,065	$880
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—
Euro-denominated senior notes	(25,108)	(38,171)	—	—
Cumulative income taxes	14,335	25,606	—	—
Total	$(20,823)	$(24,958)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

Within the next 12 months, a $4.1 million gain from cash flow hedges is expected to be reclassified from AOCI into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated Statements of Income for the three months ended February 23, 2020:

	Three Months Ended
	February 23, 2020	February 24, 2019
Amount of (Loss) Gain on Cash Flow Hedge Activity:	(Dollars in thousands)
Revenues	$(1,245)	$(459)
Cost of goods sold	$4,310	$1,339
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other expense, net" in the Company's consolidated statements of income:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands)
Realized (loss) gain	$(3,433)	$4,618
Unrealized gain (loss)	1,712	(10,756)
Total	$(1,721)	$(6,138)

NOTE 4: DEBT
The following table presents the Company's debt:

	February 23, 2020	November 24, 2019
	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$488,152	$487,632
3.375% senior notes due 2027	506,240	519,113
Total long-term debt	$994,392	$1,006,745
Short-term debt
Short-term borrowings	$19,341	$7,621
Total debt	$1,013,733	$1,014,366
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility (the "Credit Facility") was $819.5 million at February 23, 2020, as the Company's total availability of $850.0 million was reduced by $30.5 million of letters of credit and other credit usage allocated under the Credit Facility.
In early April, 2020, the Company drew down $300 million on its Credit Facility, leaving it with unused availability of approximately $520 million. As detailed in the Credit Facility, additional draws from the Credit Facility, to the extent they exceed certain levels based on the Company’s borrowing base, could create additional restrictions on the Company, including limitations on (i) certain investment activities, (ii) payment of dividends and (iii) prepayment of certain other indebtedness, in each case without the prior written consent of the lenders.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 23, 2020 was 4.88%, as compared to 5.22% during the same period of 2019.
NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands)
Net periodic benefit cost:
Pension benefits	$1,704	$3,977
Postretirement benefits	509	893
Net periodic benefit cost	$2,213	$4,870

For the three months ended February 23, 2020, total pension plan contributions were $10.5 million.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

NOTE 7: LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date on which the Company takes possession of or controls the physical use of the asset. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rates, which are based on the information available at commencement date, are used to determine the present value of future lease payments unless the implicit rate is readily determinable. As of and for the three months ended February 23, 2020, finance leases were not a material component of the Company's lease portfolio. Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. Right-of-use assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation.
Lease expense is recognized in Selling, general and administrative expenses within the Company's consolidated statements of income, based on the underlying nature of the leased asset. For the three months ended February 23, 2020, lease expense primarily consisted of operating lease costs of $87.1 million, including $21.8 million primarily related to variable lease costs and an immaterial amount of short-term lease costs.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Company's consolidated balance sheets.

February 23, 2020(1)
(Dollars in thousands)
2020	$188,290
2021	216,259
2022	183,395
2023	147,155
2024	118,315
Thereafter	284,609
Total undiscounted future cash flows related to lease payments	1,138,023
Less: Interest	75,090
Present value of lease liabilities	$1,062,933
_____________
(1) Excludes $5.5 million of future operating lease payments for lease agreements signed but not yet commenced.
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

February 23, 2020
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	2.38%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

The table below includes supplemental cash and non-cash information related to operating leases:

February 23, 2020
Cash paid for amounts included in the measurement of lease liabilities:	(Dollars in thousands)
Operating cash outflows from operating leases	$53,378
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	$25,368
_____________
(1) Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.
Amounts of minimum future annual commitments under non-cancelable operating leases and lease financing obligations in accordance with Topic 840 were as follows:

November 24, 2019
(Dollars in thousands)
2020	$234,092
2021	203,483
2022	174,536
2023	140,278
2024	111,176
Thereafter	284,114
Total undiscounted future cash flows related to lease payments	$1,147,679
NOTE 8: DIVIDEND
In January 2020, the Company's Board of Directors declared a cash dividend of $0.08 per share to holders of record of its Class A and Class B common stock, at the close of business of February 12, 2020. The first dividend of $31.9 million in total was paid in the first quarter of 2020.
In April 2020, the Company's Board of Directors declared a cash dividend of $0.08 per share to holders of record of its Class A and Class B common stock, at the close of business on April 24, 2020, which is payable on or about May 8, 2020.
The Company does not have an established dividend policy. The Company will continue to review its ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of the Company's Board of Directors depending upon, among other factors, the Company's financial condition and compliance with the terms of the Company's debt agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	February 23, 2020	November 24, 2019	February 24, 2019
	(Dollars in thousands)
Pension and postretirement benefits	$(265,433)	$(220,859)	$(226,480)
Derivative instruments	(20,823)	(24,958)	(38,271)
Foreign currency translation losses	(174,810)	(155,841)	(145,752)
Unrealized gains on marketable securities	8,332	6,288	3,617
Accumulated other comprehensive loss	(452,734)	(395,370)	(406,886)
Accumulated other comprehensive income attributable to noncontrolling interest(1)	—	9,616	9,484
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(452,734)	$(404,986)	$(416,370)

_____________

(1)	On January 9, 2020, Company completed an all cash tender offer for the acquisition of the remaining minority interest shares of Levi Strauss Japan K.K. Refer to Note 1 for additional information.
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. Refer to Note 3 and Note 5 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended February 23, 2020
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$460,866	$276,955	$138,503	$876,324
Direct-to-consumer	284,714	235,988	109,100	629,802
Total net revenues	$745,580	$512,943	$247,603	$1,506,126

	Three Months Ended February 24, 2019
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$483,801	$252,933	$132,575	$869,309
Direct-to-consumer	233,463	211,743	119,943	565,149
Total net revenues	$717,264	$464,676	$252,518	$1,434,458
The Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets as of February 23, 2020 and November 24, 2019.
NOTE 11: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands)
Foreign exchange management losses(1)	$(1,721)	$(6,138)
Foreign currency transaction gains	694	2,621
Interest income	4,211	4,011
Investment income	741	1,007
Other, net	(1,225)	(3,147)
Total other income (expense), net	$2,700	$(1,646)
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Losses in the three-month periods ended February 23, 2020 and February 24, 2019 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

NOTE 12: INCOME TAXES
The effective income tax rate was 7.4% for the three months ended February 23, 2020, compared to 19.4% for the same prior-year period. The decrease in the effective tax rate was primarily driven by 12.8% ($21.0 million) in discrete tax benefits attributable to employees exercising stock-based equity awards in 2020.
NOTE 13: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Levi Strauss & Co.	$152,689	$146,577
Denominator:
Weighted-average common shares outstanding - basic	396,216,057	377,077,111
Dilutive effect of stock awards	13,852,316	16,157,714
Weighted-average common shares outstanding - diluted	410,068,373	393,234,825
Earnings per common share attributable to common stockholders:
Basic	$0.39	$0.39
Diluted	$0.37	$0.37
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	787,917	974,070
NOTE 14: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, and Marc Rosen, Executive Vice President and President of Levi Strauss Americas, are members of the Board of Directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three months ended February 23, 2020, the Company donated $8.7 million to the Levi Strauss Foundation as compared to $8.5 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 2020

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
Business segment information for the Company is as follows:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in thousands)
Net revenues:
Americas	$745,580	$717,264
Europe	512,943	464,676
Asia	247,603	252,518
Total net revenues	$1,506,126	$1,434,458
Operating income:
Americas	$124,039	$123,656
Europe	132,436	121,624
Asia	32,668	42,965
Regional operating income	289,143	288,245
Corporate expenses	110,361	87,333
Total operating income	178,782	200,912
Interest expense	(16,654)	(17,544)
Other income (expense), net	2,700	(1,646)
Income before income taxes	$164,828	$181,722
NOTE 16: SUBSEQUENT EVENTS
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, many of our company-operated, shop in shops, and franchise stores globally have been impacted by temporary closures, reduced store hours or reduced traffic. While this is expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on the Company's business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. As a result, the Company could experience material impacts including, but not limited to, charges from potential adjustments of the carrying amount of inventory and receivables, asset impairment charges, deferred tax valuation allowances and changes in the effectiveness of the Company’s hedging instruments. The Company anticipates this may have a material impact on the business, results of operations and cash flows in 2020.
In April, 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company drew down $300 million on its senior secured revolving credit facility. The proceeds will be available to be used for working capital, general corporate or other purposes. In addition, the Company is reducing discretionary spending, revisiting investment strategies, suspending the share buyback program until further notice, and reducing payroll costs, including through employee furloughs and pay cuts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 24, 2019, filed with the Securities and Exchange Commission on January 30, 2020. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. See "-Financial Information Presentation - Fiscal Year."
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we use certain non-GAAP financial measures throughout this Quarterly Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of February 23, 2020, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of February 23, 2020, we had 977 company-operated stores located in 34 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Our Europe and Asia businesses, collectively, contributed 50% of our net revenues and 57% of our regional operating income in the first three months of both 2020 and 2019. Sales of Levi’s brand products represented 88% of our total net sales in the first three months of both 2020 and 2019.

Our wholesale channel generated 58% and 61% of our net revenues in the first three months of 2020 and 2019, respectively. Our DTC channel generated 42% and 39% of our net revenues in the first three months of 2020 and 2019, respectively, with sales through our company operated e-commerce sites representing 16% of DTC channel net revenues in the first three months of both 2020 and 2019 and 7% and 6% of total net revenues in the first three months of 2020 and 2019, respectively.
Impact of COVID-19 on Our Business
Our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause operational results to suffer. The recent COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of 2020 as described in more detail under “Results of Operations for Three Months Ended February 23, 2020, as Compared to Comparable Period in 2019” below, in particular due to decreased foot traffic and mid-quarter store closures in mainland China. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our results of operations, due to further spread of the disease in other regions and potential disruption from any supply chain impacts. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will be materially adversely impacted for at least the balance of 2020, including as a result of:

•	Temporary closure of a significant number of our owned and operated retail stores, which started in mainland China midway through the first fiscal quarter, and which has expanded globally;

•	Decreased foot traffic in retail stores;

•
Consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels;

•	Decreased discretionary DTC channel spending independent of store closures;

•	Decreased wholesale channel spending and increased likelihood of wholesale customer failure;

•	Possible disruption to the supply chain caused by distribution and other logistical issues;

•	Decreased productivity due to travel ban, work-from-home policies or shelter-in-place orders;

•	A slowdown in the U.S. economy, and uncertain global economic outlook or a credit crisis.
We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Such actions include, but are not limited to, reducing our discretionary spending, revisiting our investment strategies, suspending our share buyback program until further notice, and reducing payroll costs, including through employee furloughs and pay cuts.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic, that are impacting our business include the following:

•
Other factors that impact consumer discretionary spending continue to create a complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and convenience with the off-price retail channel remaining strong and increased expectations for real-time delivery.

•
The diversification of our business model across regions, channels, brands and categories affects our gross margin. For example, if our sales in higher gross margin business regions, channels, brands and categories grow at a faster rate than in our lower gross margin business regions, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in Europe is generally higher than in our other two regional operating segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new products categories, may also impact our future gross margin.

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
Our First Quarter 2020 Results

•
Net revenues. Consolidated net revenues increased 5.0% on a reported basis and 5.8% on a constant-currency basis compared to the first quarter of 2019. The increase was primarily driven by an increase in DTC net revenues; as the benefit of a Black Friday week was included in the first quarter of 2020, and expansion and performance of the retail network and e-commerce, drove further growth. Revenue growth was partially offset by an estimated $20.0 million adverse impact from store closures and reduced traffic resulting from the COVID-19 outbreak in Asia.

•
Operating income. Compared to the first quarter of 2019, consolidated operating income decreased 11.0% and operating margin decreased to 11.9%, as higher net revenues and gross margin expansion were offset by higher selling, general and administrative expenses ("SG&A") associated with expansion of our company-operated retail network, higher advertising and other administration expenses.

•
Net income. Compared to the first quarter of 2019, consolidated net income increased to $152.7 million from $146.5 million, primarily due to a decrease in income tax expense driven by a $21.0 million discrete tax benefit attributable to employees exercising stock-based equity awards in 2020, offset by the decrease in operating income described above.

•
Adjusted EBIT. Compared to the first quarter of 2019, adjusted EBIT decreased 8.2% as a result of higher SG&A expenses in the 2020 quarter associated with expansion of our company-operated retail network. As a result, adjusted EBIT margin was 12.6%, 180 basis points lower than the first quarter of 2019 on a reported basis, and 170 basis points lower than the first quarter of 2019 on a constant-currency basis.

•
Adjusted Net Income. Compared to the first quarter of 2019, adjusted net income increased 7.6%, primarily due to a decrease in income tax expense driven by a $21.0 million discrete tax benefit attributable to employees exercising stock-based equity awards in 2020, offset by the decrease in operating income described above.

•
Diluted earnings per share. Compared to the first quarter of 2019, diluted earnings per share were flat at $0.37 as higher net income was offset by an increase in shares outstanding that was primarily a result of our initial public offering of Class A common stock in March 2019 (our "IPO").

•
Adjusted diluted earnings per share. Compared to the first quarter of 2019, adjusted diluted earnings per share increased from $0.38 to $0.40 due to an increase in adjusted net income partially offset by an increase in shares outstanding that was primarily a result of our IPO.

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the last Sunday of the last month of that quarter. Each quarter of fiscal years 2020 and 2019 consists of 13 weeks, with the exception of the fourth quarter of 2020, which consists of 14 weeks.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia. Our Asia segment includes the Middle East and Africa.
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

Results of Operations for Three Months Ended February 23, 2020, as Compared to Comparable Period in 2019
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase (Decrease)	February 23, 2020	February 24, 2019
				% of Net Revenues	% of Net Revenues
	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,506.1	$1,434.5	5.0%	100.0%	100.0%
Cost of goods sold	666.8	651.7	2.3%	44.3%	45.4%
Gross profit	839.3	782.8	7.2%	55.7%	54.6%
Selling, general and administrative expenses	660.5	581.9	13.5%	43.9%	40.6%
Operating income	178.8	200.9	(11.0)%	11.9%	14.0%
Interest expense	(16.7)	(17.5)	(4.6)%	(1.1)%	(1.2)%
Other income (expense), net	2.7	(1.6)	*	0.2%	(0.1)%
Income before income taxes	164.8	181.8	(9.4)%	10.9%	12.7%
Income tax expense	12.1	35.3	(65.7)%	0.8%	2.5%
Net income	152.7	146.5	4.2%	10.1%	10.2%
Net loss attributable to noncontrolling interest	—	0.1	(100.0)%	—	—
Net income attributable to Levi Strauss & Co.	$152.7	$146.6	4.2%	10.1%	10.2%
Earnings per common share attributable to common stockholders:
Basic	$0.39	$0.39	—%	*	*
Diluted	$0.37	$0.37	—%	*	*
Weighted-average common shares outstanding:
Basic	396.2	377.1	5.1%	*	*
Diluted	410.1	393.2	4.3%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 23, 2020	February 24, 2019	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$745.6	$717.3	3.9%	3.7%
Europe	512.9	464.7	10.4%	12.9%
Asia	247.6	252.5	(1.9)%	(1.2)%
Total net revenues	$1,506.1	$1,434.5	5.0%	5.8%
Total net revenues increased on both a reported and constant-currency basis for the three-month period ended February 23, 2020, as compared to the same period in 2019.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region increased for the three-month period ended February 23, 2020, with currency translation affecting net revenues favorably by approximately $2 million.
The increase in net revenues for the three-month period ended February 23, 2020 was primarily driven by the inclusion of non-comparable Black Friday week results in the 2020 period and revenues from our newly acquired South American distributor. DTC net revenues, which includes both same store and new store sales, grew as compared to the 2019 period, as we benefited from 78 more stores at the end of the first quarter of 2020 versus the first quarter of 2019. This growth was more than offset by a decline in wholesale revenue, primarily within the U.S. and across our Levi's and Docker's brands, as a result of the continued softening of the overall wholesale environment, including the impact of financially troubled retailers and increased door closures since a year ago.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month period ended February 23, 2020, with currency translation affecting net revenues unfavorably by approximately $10 million.
Constant-currency net revenues increased for the three-month period ended February 23, 2020 due to growth in net revenues in both the DTC and wholesale channels. Revenue growth was broad-based across genders and product categories. Additionally, growth in DTC revenue was driven by growth and expansion of our retail network and outlets, including the benefit of a Black Friday week, as we benefited from 25 more stores in operation at the end of the first quarter of 2020 versus the first quarter of 2019.
Asia.    Net revenues in Asia decreased on both a reported and constant-currency basis for the three-month period ended February 23, 2020, with currency affecting net revenues unfavorably by approximately $2 million.
Excluding the effects of currency, the decrease in net revenues for the three-month periods ended February 23, 2020 was due to an estimated $20.0 million adverse impact of the recent COVID-19 outbreak that impacted our China business as well as neighboring countries, as we had to temporarily close many of our stores midway through the quarter. This more than offset growth in our wholesale business as well as the expansion within our company-operated retail network, as we benefited from 42 more stores at the end of the first quarter of 2020 versus the first quarter of 2019.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase
	(Dollars in millions)
Net revenues	$1,506.1	$1,434.5	5.0%
Cost of goods sold	666.8	651.7	2.3%
Gross profit	$839.3	$782.8	7.2%
Gross margin	55.7%	54.6%
Currency translation unfavorably impacted gross profit by approximately $6 million for the three-month period ended February 23, 2020. For the three-month period ended February 23, 2020, gross margin increased primarily due to price increases implemented in the second half of the prior year across all three regions and both channels coupled with revenue growth within our company-operated retail network, including the benefit of a Black Friday week in the current year.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase	February 23, 2020	February 24, 2019
				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$307.7	$278.4	10.5%	20.4%	19.4%
Advertising and promotion	89.1	72.5	22.9%	5.9%	5.1%
Administration	115.7	94.4	22.6%	7.7%	6.6%
Other	148.0	136.6	8.3%	9.8%	9.5%
Total SG&A	$660.5	$581.9	13.5%	43.9%	40.6%

Currency impacted SG&A favorably by approximately $3 million for the three-month period ended February 23, 2020.
Selling.  Currency translation impacted selling expenses favorably by approximately $2 million for the three-month period ended February 23, 2020. Higher selling expenses primarily reflected costs associated with the growth and expansion of our DTC business, including increased investment in new company-operated stores. We had 145 more company-operated stores at the end of the first quarter of 2020 than we did at the end of the first quarter of 2019.
Advertising and promotion.   Currency translation did not have a significant impact on advertising and promotion expenses for the three-month period ended February 23, 2020. Advertising and promotion expenses increased due to more media spend in the first quarter of 2020 to support growth as well as from bringing spend forward into the first part of the year in an effort to smooth out advertising spend.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the three-month period ended February 23, 2020. Administration costs increased primarily reflecting higher stock-based incentive compensation including the change in timing for recording employer payroll taxes for new equity-settled awards as compared to the same three-month period in the prior year.
Other.   Other costs includes distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on other costs for the three-month period ended February 23, 2020. For the three-month period ended February 23, 2020 the increase in other costs was primarily due to an increase in information technology expenses, which reflect critical investments towards expanding our omni-channel capabilities as well as initial investments in a new enterprise resource planning system.

Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase (Decrease)	February 23, 2020		February 24, 2019
				% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income:
Americas	$124.0	$123.7	0.2%	16.6%		17.2%
Europe	132.4	121.6	8.9%	25.8%		26.2%
Asia	32.7	43.0	(24.0)%	13.2%		17.0%
Total regional operating income	289.1	288.3	0.3%	19.2%	*	20.1%	*
Corporate expenses	110.3	87.4	26.2%	7.3%	*	6.1%	*
Total operating income	$178.8	$200.9	(11.0)%	11.9%	*	14.0%	*
Operating margin	11.9%	14.0%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $3 million for the three-month period ended February 23, 2020.
Regional operating income.

•
Americas. Currency translation did not have a significant impact for the three-month period ended February 23, 2020. Operating income for the three-month period ended February 23, 2020 was flat as compared to the comparable period in the prior year primarily due to an increase in net revenues and gross margin offset by higher SG&A, mainly to support growth across our DTC channel. The decrease in operating income as a percent of net revenues is due to increased spending on advertising and promotion during the quarter.

•
Europe. Currency translation had an unfavorable impact of approximately $4 million for the three-month period ended February 23, 2020. The increase in operating income was due to higher net revenues across all channels, partially offset by higher selling costs to support store expansion.

•
Asia. Currency translation did not have a significant impact for the three-month period ended February 23, 2020. The decrease in operating income was primarily due to an approximate $10.0 million adverse impact from store closures and reduced traffic resulting from the recent COVID-19 outbreak as well as higher selling expenses incurred to support retail expansion and phasing of advertising and promotion spend versus the prior year.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 23, 2020. The increase in the corporate expenses for the three-month period ended February 23, 2020 was primarily due to an increase in administration expenses related primarily to stock-based compensation as well as an increase in information technology expenses to expand and support our technology infrastructure.
Interest expense
Interest expense was $16.7 million for the three-month periods ended February 23, 2020, as compared to $17.5 million for the same prior-year period. The decrease in interest expense was primarily related to a reduction in short-term borrowings.
Our weighted-average interest rate on average borrowings outstanding during the three months ended February 23, 2020 was 4.88%, as compared to 5.22% during the comparable period in 2019.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month periods ended February 23, 2020, we recorded income of $2.7 million, as compared to expense of $1.6 million for the same prior-year period. The income in the three-month period ended February 23, 2020 is primarily from investment interest generated from money market funds and short term investments.
Income tax expense
The effective income tax rate was 7.4% for the three months ended February 23, 2020, compared to 19.4% for the same prior-year period. The decrease in the effective tax rate was primarily driven by a 12.8% ($21.0 million) discrete tax benefit attributable to employees exercising stock-based equity awards in 2020.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of February 23, 2020, we had cash and cash equivalents totaling approximately $873.6 million, short-term investments of $84.0 million and unused availability under the credit facility of $819.5 million, resulting in a total liquidity position of approximately $1.8 billion. We are also taking preemptive action to preserve our liquidity and manage our cash flow, such as reducing our discretionary spending, revisiting our investment strategies, suspending our share buyback program until further notice, and reducing payroll costs, including through employee furloughs and pay cuts.
In April, 2020, as a precautionary measure to maximize our liquidity and to increase our available cash on hand, we drew down $300 million on our senior secured revolving credit facility. The proceeds will be available to be used for working capital, general corporate or other purposes.
While the impact and duration of COVID-19 on our business is currently uncertain, the situation is expected to be temporary. In the longer term, we remain committed to increasing total shareholder returns through our three capital allocation priorities: (1) to invest in opportunities and initiatives to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants; and (3) to pursue acquisitions that support our current strategies. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
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
As of February 23, 2020, we did not have any borrowings under the credit facility, unused availability under the credit facility was $819.5 million, and our total availability of $850 million, based on collateral levels as defined by the agreement, was reduced by $30.5 million of other credit-related instruments.
As of February 23, 2020, we had cash and cash equivalents totaling approximately $873.6 million and short-term investments of $84.0 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.8 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our equity incentive plans and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
In December 2019, we completed an acquisition for all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), our distributor in Chile, Peru and Bolivia, for $52 million, plus transaction costs. This includes 78 Levi’s® and Dockers® retail stores and one e-commerce site, distribution with the region’s leading multi-brand retailers, and the logistical operations in these markets.
In January 2020, our board of directors declared a cash dividend of $0.08 per share to holders of record of our Class A and Class B common stock at the close of business on February 12, 2020 and approved a share repurchase program that authorizes the repurchase of up to $100 million of our Class A common stock. During the three months ended February 23, 2020, a $31.9 million dividend was paid to shareholders and 1.9 million shares were repurchased for $37.0 million, plus broker's commissions, in the open market.

Subsequent to February 23, 2020, the Company repurchased 1.1 million shares for $19.2 million, plus broker's commissions, in the open market, bringing year-to-date shares repurchased to 3.0 million for a total of $56.2 million, equating to an average repurchase price of approximately $18.73 per share.  The Company has suspended its share buyback program until further notice.
In April 2020, our board of directors declared a cash dividend of $0.08 per share to holders of record of our Class A and Class B common stock at the close of business on April 24, 2020, which is expected to be paid on or about May 8, 2020.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in millions)
Cash provided by operating activities	$197.9	$55.8
Cash used for investing activities	(119.3)	(80.2)
Cash used for financing activities	(138.0)	(67.7)
Cash and cash equivalents at period end	873.6	621.9
Cash flows from operating activities
Cash provided by operating activities was $197.9 million for the three-month period ended February 23, 2020, as compared to $55.8 million for the comparable period in 2019. The increase primarily reflects higher cash received from customers as well as lower payments for employee incentive compensation, partially offset by higher payments for SG&A expenses to support our growth.
Cash flows from investing activities
Cash used for investing activities was $119.3 million for the three-month period ended February 23, 2020, as compared to $80.2 million for the comparable period in 2019. The increase in cash used for investing activities is due to an acquisition of operating assets in Chile, Peru and Bolivia, the timing of foreign currency contract settlements, and an increase in payments for capital expenditures, partially offset by a decrease in short-term investment activities as 2019 included the initial acquisitions of short-term investments.
Cash flows from financing activities
Cash used for financing activities was $138.0 million for the three-month period in 2020, as compared to $67.7 million for the comparable period in 2019. Cash used in 2020 primarily reflects payments of $30.1 million for common stock repurchases, $75.2 million for withholding tax on cashless equity award exercises, payment of a $31.9 million cash dividend and payments of $14.8 million for noncontrolling interest buyback. Cash used in 2019 primarily reflects the payment of a $55.0 million cash dividend.
Indebtedness
Of our total debt of $1.0 billion as of February 23, 2020, we had fixed-rate debt of $1.0 billion (98.8% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $12.5 million (1.2% of total debt). As of February 23, 2020, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion in years after 2024. Short-term borrowings of $19.3 million at various foreign subsidiaries were expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 23, 2020.
Non-GAAP Financial Measures
Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three months ended February 23, 2020 and the comparable period in 2019, we define the following non-GAAP financial measures as follows:

•	Adjusted SG&A, as SG&A less changes in fair value on cash-settled stock-based compensation, and restructuring and related charges, severance and other, net;

•
Adjusted EBIT, as net income excluding income tax expense, interest expense, other (income) expense, net, impact of changes in fair value on cash-settled stock-based compensation, and restructuring and related charges, severance and other, net, and Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;

•	Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;

•
Adjusted net income, as net income excluding impact of changes in fair value on cash-settled stock-based compensation and restructuring and related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our income tax expense divided by our income before income taxes, each as reflected in our statement of operations for the relevant period;

•	Adjusted net income margin as Adjusted net income as a percentage of net revenues;

•	Adjusted diluted earnings per share as Adjusted net income per weighted-average number of diluted common shares outstanding.
For the 12 months ended February 23, 2020 and the comparable period in 2019, Adjusted EBIT also excludes underwriter commission paid on behalf of selling stockholders and other costs incurred in connection with our IPO.
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

Adjusted SG&A:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$660.5	$581.9

Non-GAAP measure:
Selling, general and administrative expenses	$660.5	$581.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	(4.9)	(5.3)
Restructuring and related charges, severance and other, net(2)	(5.6)	(0.1)
Adjusted SG&A	$650.0	$576.5
_____________

(1)
Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)
Restructuring and related charges, severance and other, net include transaction and deal related costs, including initial acquisition and integration costs and amortization of acquired intangible assets.

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.
Adjusted EBIT and Adjusted EBITDA:

	Three Months Ended		Twelve Months Ended
	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$152.7	$146.5	$401.2	$450.4

Non-GAAP measure:
Net income	$152.7	$146.5	$401.2	$450.4
Income tax expense	12.1	35.3	59.4	82.5
Interest expense	16.7	17.5	65.4	57.3
Other (income) expense, net	(2.7)	1.6	(6.3)	(23.7)
Underwriter commission paid on behalf of selling stockholders	—	—	24.9	—
Charges related to the transition to being a public company	—	—	3.5	0.1
Impact of changes in fair value on cash-settled stock-based compensation(1)	4.9	5.3	33.7	44.3
Restructuring and related charges, severance and other, net(2)	5.6	0.1	11.8	4.9
Adjusted EBIT	$189.3	$206.3	$593.6	$615.8
Depreciation and amortization(3)	34.7	28.6	130.0	116.0
Adjusted EBITDA	$224.0	$234.9	$723.6	$731.8
Adjusted EBIT margin	12.6%	14.4%
_____________

(1)
Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)
Restructuring and related charges, severance and other, net include transaction and deal related costs, including initial acquisition and integration costs and amortization of acquired intangible assets.

(3)	Depreciation and amortization amount net of amortization of acquired intangible assets included in Restructuring and related charges, severance and other, net.
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings per share for each of the periods presented.
Adjusted Net Income and Adjusted Diluted Earnings per Share:

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in millions, except per share amounts) (Unaudited)
Most comparable GAAP measure:
Net income	$152.7	$146.5

Non-GAAP measure:
Net income	$152.7	$146.5
Impact of changes in fair value on cash-settled stock-based compensation(1)	4.9	5.3
Restructuring and related charges, severance and other, net(2)	5.6	0.1
Tax impact of adjustments	(0.8)	(1.0)
Adjusted net income	$162.4	$150.9

Adjusted net income margin	10.8%	10.5%
Adjusted diluted earnings per share	$0.40	$0.38
_____________

(1)
Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)
Restructuring and related charges, severance and other, net include transaction and deal related costs, including initial acquisition and integration costs and amortization of acquired intangible assets.

Net Debt and Leverage Ratio:
We define net debt, a non-GAAP financial measure, as total debt, excluding capital leases, less cash and cash equivalents and short-term investments in marketable securities. We define leverage ratio, a non-GAAP financial measure, as the ratio of total debt to the last 12 months Adjusted EBITDA. Our management believes net debt and leverage ratio are important measures to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt and leverage ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net debt and leverage ratio should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP.

The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	February 23, 2020	November 24, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,013.7	$1,014.4

Non-GAAP measure:
Total debt, excluding capital leases	$1,013.7	$1,014.4
Cash and cash equivalents	(873.6)	(934.2)
Short-term investments in marketable securities	(84.0)	(80.7)
Net debt	$56.1	$(0.5)
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	February 23, 2020	February 24, 2019
	(Dollars in millions)
	(Unaudited)
Total debt, excluding capital leases	$1,013.7	$1,041.1
Last Twelve Months Adjusted EBITDA(1)	$723.6	$731.8
Leverage ratio	1.4	1.4
_____________
(1)    Last Twelve Months Adjusted EBITDA is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
Adjusted Free Cash Flow:
We define Adjusted free cash flow, a non-GAAP financial measure, as net cash flow from operating activities less purchases of property, plant and equipment, plus proceeds (less payments) on settlement of forward foreign exchange contracts not designated for hedge accounting, less repurchases of common stock, including shares surrendered for tax withholdings on equity award exercises, and cash dividends to stockholders. We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe Adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
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

The following table presents a reconciliation of net cash flow from operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted free cash flow for each of the period presented.

	Three Months Ended
	February 23, 2020	February 24, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$197.9	$55.8

Non-GAAP measure:
Net cash provided by operating activities	$197.9	$55.8
Purchases of property, plant and equipment	(44.4)	(36.1)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(19.3)	55.8
Repurchase of common stock	(30.1)	(3.1)
Repurchase of shares surrendered for tax withholdings on equity award exercises	(75.2)	(0.8)
Dividend to stockholders	(31.9)	(55.0)
Adjusted free cash flow	$(3.0)	$16.6
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

The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison period applicable to the three-month period ended February 23, 2020:

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase (Decrease)
	(Dollars in millions)
	(Unaudited)
Total revenues
As reported	$1,506.1	$1,434.5	5.0%
Impact of foreign currency exchange rates	—	(10.9)	*
Constant-currency net revenues	$1,506.1	$1,423.6	5.8%

Americas
As reported	$745.6	$717.3	3.9%
Impact of foreign currency exchange rates	—	1.5	*
Constant-currency net revenues - Americas	$745.6	$718.8	3.7%

Europe
As reported	$512.9	$464.7	10.4%
Impact of foreign currency exchange rates	—	(10.4)	*
Constant-currency net revenues - Europe	$512.9	$454.3	12.9%

Asia
As reported	$247.6	$252.5	(1.9)%
Impact of foreign currency exchange rates	—	(2.0)	*
Constant-currency net revenues - Asia	$247.6	$250.5	(1.2)%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month period ended February 23, 2020.

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase
	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$189.3	$206.3	(8.2)%
Impact of foreign currency exchange rates	—	(2.9)	*
Constant-currency Adjusted EBIT	$189.3	$203.4	(6.9)%

Constant-currency Adjusted EBIT margin(2)	12.6%	14.3%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for comparison period applicable to the three-month period ended February 23, 2020.

	Three Months Ended
	February 23, 2020	February 24, 2019	% Increase
	(Dollars in millions, except per share amounts) (Unaudited)
Adjusted net income(1)	$162.4	$150.9	7.6%
Impact of foreign currency exchange rates	—	(2.6)	*
Constant-currency Adjusted net income	$162.4	$148.3	9.5%

Constant-currency Adjusted net income margin(2)	10.8%	10.4%

Adjusted diluted earnings per share	$0.40	$0.38	5.3%
Impact of foreign currency exchange rates	—	(0.01)	*
Constant-currency Adjusted diluted earnings per share	$0.40	$0.37	8.1%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2019 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K, except for changes related to the adoption of the FASB issued ASU 2016-02, Leases (Topic 842), as described in Note 1 and Note 7.
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

•
the potential impact of COVID-19 on both our projected customer demand and supply chain, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020;

•	the impact of the United Kingdom’s withdrawal from the European Union;

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
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2019 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 23, 2020. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 23, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter of 2020, we implemented controls related to the adoption of Topic 842 and the related financial statement reporting. There were no other changes in our internal control over financial reporting that occurred during our first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Relating to Our Business
The novel coronavirus disease (or COVID-19) pandemic is expected to have a material adverse effect on our business and results of operations
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we have temporarily closed a significant number of our stores globally. We may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, which will adversely impact our revenues from these customers and franchisees. As a result, we expect our financial results to be materially adversely impacted.
In addition, consumer fears about becoming ill with the disease may continue, which will adversely affect traffic to our and our customers' stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Any significant reduction in consumer visits to, or spending at, our and our customers' stores, caused by COVID-19, and any decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects.
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products.
As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have recently closed many of our corporate office and other facilities, including our corporate headquarters in San Francisco, and have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business.
Our success depends on our ability to maintain the value and reputation of our brands.
Our success depends in large part on the value and reputation of our brands, which are integral to our business and the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality products. Our brands and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high-quality products acceptable to our customers and consumers or if we face or mishandle a product recall.
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
Sales to our top ten wholesale customers accounted for 22% of our total net revenues for the quarters ended February 23, 2020 and 20% for the quarter ended February 24, 2019. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer-including bankruptcy or liquidation-could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation and certain of its subsidiaries, including Kmart, is currently undergoing bankruptcy proceedings and has closed stores and implemented layoffs in 2019. Continuing developments will likely adversely affect our sales to this customer, even if it continues operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have a material adverse effect on our business and financial condition.
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

•
the retailers change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;

•
other channels, including vertically-integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and

•
shrinking points of distribution, including fewer doors at our customer locations, store closures and decreased foot traffic due the COVID-19 pandemic, or bankruptcy or financial difficulties of a customer.

Further success by retailer private-labels, vertically-integrated specialty stores and e-commerce sites may continue to adversely affect the sales of our products across all channels, as well as the profitability of our brand-dedicated stores. Additionally, our ability to secure or maintain retail floor space, product display prominence, market share and sales in these channels depends on our ability to offer differentiated products , to increase retailer profitability on our products and the strength of our brands, and such efforts could have an adverse impact on our margins.
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
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, privacy and anti-corruption, including but not limited to the Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have an adverse effect on our business.
We also are subject to the impacts of political, economic and social instability. For example, in January 2020, the United Kingdom withdrew from the European Union. The withdrawal (commonly referred to as "Brexit") could significantly disrupt the free movement of goods, services, and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The consequences of the United Kingdom's withdrawal could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition. Brexit has also contributed to significant volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur.

Changes to trade policy, including tariff and customs regulations, may have a material adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The Trump Administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which may go into force June 1, 2020.
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
Legislation or other changes in US and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act (the "Tax Act"), was enacted in the United States on December 22, 2017. The Tax Act had a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduced the U.S. corporate statutory tax rate, eliminated or limited the deduction of several expenses that were previously deductible, imposed a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet through fiscal year ended 2019 and reflected the amounts in our financial statements. The Tax Act, as well as regulations and legal decisions interpreting and applying the Tax Act, may have significant impacts in future periods.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages or disruption (including as a consequence of public health directives, quarantine policies or social distancing measures imposed by governments), labor disputes, pandemics (such as the COVID-19 pandemic), earthquakes, floods, fires or other natural disasters affecting these distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by work stoppages or disruption, labor disputes and pandemics. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, franchisee and other brand-dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including the closure of stores and decreased foot traffic resulting from the COVID-19 pandemic, could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.

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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, other natural disaster, labor disruption, or pandemic (including as a consequence of public health directives, quarantine policies or social distancing measures resulting from the COVID-19 pandemic), we could face shortages of inventory, resulting in “out of stock” conditions in the e-commerce sites we operate and those operated by our wholesale customers or other third parties, and we could experience disruption or delay, or incur significantly higher costs and longer lead times, associated with distributing our products to our consumers and experience dissatisfaction from our consumers. Any of these issues could have an adverse effect on our business and harm our reputation.
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
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to Wipro Limited. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of the COVID-19 pandemic. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on the cost and timing of receipt of inventory for future seasons. We may outsource other functions in the future, which would increase our reliance on third parties.
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
In fiscal year 2019, we sourced approximately 99% of our products from independent contract manufacturers, that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations.
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
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers, including raw material suppliers, have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
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
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also have entered into a second amended and restated credit agreement with several financial institutions that provides us with additional credit availability. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of the COVID-19 pandemic. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

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
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in certain circumstances, websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores or websites in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.
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
Natural disasters, public health crises, including the COVID-19 pandemic, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers, or consumers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, operating results and financial condition.
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
As of February 23, 2020, we had $1.0 billion of debt, all of which was unsecured, and we had $819.5 million of additional borrowing capacity under our credit facility. In April, 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company drew down $300 million on its senior secured revolving credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

•
increasing our vulnerability to general adverse economic and industry conditions, including any adverse economic and industry conditions resulting from the COVID-19 pandemic, such as store closures, decreased foot traffic and recession;

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
Our long-term debt is currently rated BB+ by S&P Global Ratings, Ba1 by Moody’s Investors Service, Inc and BB by Fitch Ratings, Inc. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. In addition, macroeconomic conditions such as increased volatility or disruption in the credit markets, including the recent volatility due, in part, to the COVID-19 pandemic, could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
Risks Relating to Our Industry
Our revenues are influenced by economic conditions that impact consumer spending and consumer confidence.
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending and consumer confidence. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected, there is economic uncertainty or volatility or during recessionary periods. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions, which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or tax or interest rates, housing market downturns, fear about and impact of pandemic illness (such as the impact of the COVID-19 pandemic, including reduced store traffic and widespread temporary store closures), and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as direct sales.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, related restrictions on travel and the related impact on consumer confidence and spending, and the extent of any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. For example, as the number of people affected by the COVID-19 pandemic continues to grow, consumer fear about becoming ill with the disease and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which will adversely affect traffic to our and our customer's stores. Any significant reduction in customer visits to, and spending at, our and our customer's stores caused by COVID-19 would result in a loss of sales and profits and other material adverse effects. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.
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
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication, and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer spending and towards “experiential” spending and sustainable products. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast and respond timely to consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. For example, if sales do not meet expectations because of unexpected effects on inventory supply and consumer demand caused by the COVID-19 pandemic, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. Conversely, if we underestimate consumer demand for our products, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand loyalty. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
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
Substantially all of our import operations are subject to complex custom laws, regulations and tax requirements as well as trade regulations, such as tariffs set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with customs regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States and the Brexit process between the United Kingdom and the European Union have introduced greater uncertainty with respect to future tax and trade regulations.
Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
In 2018, the Trump Administration announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the USMCA, which may go into force June 1, 2020. Currently, of the products that we sell in the United States, approximately 8% are manufactured in Mexico and less than 2% are manufactured in China. If the Trump Administration follows through on its proposed China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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

•	whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure;

•	additional shares of Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;

•	announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;

•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;

•	price and volume fluctuations in the overall stock market, including as a result of general economic trends;

•	lawsuits threatened or filed against us, or events that negatively impact our reputation;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), or responses to these events.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of April 1, 2020 we had outstanding a total of 61,718,601 shares of Class A common stock and 334,475,655 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our stock price to decline or make it more difficult for the holders of our Class A common stock to sell at a time and price that they deem appropriate.
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
As of February 23, 2020, there were 7,306,755 shares of Class A common stock and 13,166,993 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
(b) Use of Proceeds from Securities
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)(2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 25, 2019 - December 29, 2020	—	—	—	—
December 30, 2020 - January 26, 2020	—	—	—	—
January 27, 2020 - February 23, 2020	1,859,248	$19.92	1,859,248	$62,966,451
Total	1,859,248	$19.92	1,859,248	$62,966,451
_____________
(1) On January 28, 2020, the Board of Directors authorized a program to repurchase up to $100 million of our Class A common stock with no expiration date. Under the program, shares will be repurchased pursuant to a Rule 10b5-1 plan.
(2) The average price paid per share excludes any broker commissions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-06631	3.2	3/25/2019
10.1	Separation agreement dated as of February 16, 2020 between the Company and Roy Bagattini. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

†
The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Commission and is not to be incorporated by reference into any filing of Levi Strauss & Co. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 7, 2020		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)