Form 10-Q
period 2020-05-24
LEVI STRAUSS & CO
filed 2020-07-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 24, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of July 1, 2020, the registrant had 64,988,297 shares of Class A common stock, $0.001 par value per share and 331,591,158 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 24, 2020	November 24, 2019
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,448,235	$934,237
Short-term investments in marketable securities	76,078	80,741
Trade receivables, net of allowance for doubtful accounts of $26,344 and $6,172	333,599	782,846
Inventories:
Raw materials	3,657	4,929
Work-in-process	3,679	3,319
Finished goods	978,887	875,944
Total inventories	986,223	884,192
Other current assets	208,218	188,170
Total current assets	3,052,353	2,870,186
Property, plant and equipment, net of accumulated depreciation of $1,034,094 and $1,054,267	446,292	529,558
Goodwill	259,187	235,788
Other intangible assets, net	49,862	42,782
Deferred tax assets, net	504,121	407,905
Operating lease right-of-use assets, net (Note 1)	974,710	—
Other non-current assets	201,447	146,199
Total assets	$5,487,972	$4,232,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$307,912	$7,621
Accounts payable	284,354	360,324
Accrued salaries, wages and employee benefits	138,175	223,374
Restructuring liabilities (Note 6)	51,252	—
Accrued interest payable	7,065	5,350
Accrued income taxes	24,671	24,050
Accrued sales returns and allowances (Note 1)	172,782	171,113
Short-term operating lease liability (Note 1)	217,673	—
Other accrued liabilities (Note 1)	388,528	375,372
Total current liabilities	1,592,412	1,167,204
Long-term debt	1,498,984	1,006,745
Postretirement medical benefits	60,819	64,006
Pension liability	174,700	193,214
Long-term employee related benefits	89,980	84,957
Long-term income tax liabilities	9,886	10,486
Long-term operating lease liability (Note 1)	839,632	—
Other long-term liabilities	56,353	134,249
Total liabilities	4,322,766	2,660,861
Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $.001 par value; 1,200,000,000 Class A shares authorized, 63,216,618 shares and 53,079,235 shares issued and outstanding as of May 24, 2020 and November 24, 2019, respectively; and 422,000,000 Class B shares authorized, 333,147,968 shares and 340,674,741 shares issued and outstanding, as of May 24, 2020 and November 24, 2019, respectively	396	394
Additional paid-in capital	611,993	657,659
Accumulated other comprehensive loss	(477,696)	(404,986)
Retained earnings	1,030,513	1,310,464
Total Levi Strauss & Co. stockholders’ equity	1,165,206	1,563,531
Noncontrolling interest	—	8,026
Total stockholders’ equity	1,165,206	1,571,557
Total liabilities and stockholders’ equity	$5,487,972	$4,232,418

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$497,542	$1,312,940	$2,003,668	$2,747,398
Cost of goods sold	327,890	612,517	994,689	1,264,167
Gross profit	169,652	700,423	1,008,979	1,483,231
Selling, general and administrative expenses	550,525	637,525	1,211,070	1,219,421
Restructuring charges	67,371	—	67,371	—
Operating income (loss)	(448,244)	62,898	(269,462)	263,810
Interest expense	(11,246)	(15,126)	(27,900)	(32,670)
Underwriter commission paid on behalf of selling stockholders	—	(24,860)	—	(24,860)
Other income, net	1,305	3,166	4,005	1,520
Income (loss) before income taxes	(458,185)	26,078	(293,357)	207,800
Income tax (benefit) expense	(94,636)	(2,429)	(82,497)	32,842
Net income (loss)	(363,549)	28,507	(210,860)	174,958
Net income attributable to noncontrolling interest	—	(277)	—	(151)
Net income (loss) attributable to Levi Strauss & Co.	$(363,549)	$28,230	$(210,860)	$174,807
Earnings (loss) per common share attributable to common stockholders:
Basic	$(0.91)	$0.07	$(0.53)	$0.46
Diluted	$(0.91)	$0.07	$(0.53)	$0.44
Weighted-average common shares outstanding:
Basic	397,484,849	389,518,461	396,832,024	383,278,398
Diluted	397,484,849	409,332,997	396,832,024	401,405,411

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands) (Unaudited)
Net income (loss)	$(363,549)	$28,507	$(210,860)	$174,958
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	6,613	3,464	10,204	6,886
Derivative instruments	(2,202)	12,667	13,203	14,404
Foreign currency translation losses	(30,756)	(8,843)	(38,889)	(4,757)
Unrealized (losses) gains on marketable securities	(2,347)	329	(791)	1,219
Total other comprehensive income (loss), before related income taxes	(28,692)	7,617	(16,273)	17,752
Income taxes benefit (expense) related to items of other comprehensive income (loss)	3,730	(2,432)	(1,993)	(4,173)
Comprehensive income (loss), net of income taxes	(388,511)	33,692	(229,126)	188,537
Comprehensive income attributable to noncontrolling interest	—	(348)	—	(402)
Comprehensive income (loss) attributable to Levi Strauss & Co.	$(388,511)	$33,344	$(229,126)	$188,135

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended May 24, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands) (Unaudited)
Balance at February 23, 2020	$399	$601,976	$1,445,188	$(452,734)	$—	$1,594,829
Net loss	—	—	(363,549)	—	—	(363,549)
Other comprehensive loss, net of tax	—	—	—	(24,962)	—	(24,962)
Stock-based compensation and dividends, net	—	8,090	(27)	—	—	8,063
Employee stock purchase plan	—	2,252	—	—	—	2,252
Repurchase of common stock	(3)	—	(19,169)	—	—	(19,172)
Shares surrendered for tax withholdings on equity awards	—	(325)	—	—	—	(325)
Changes in ownership of noncontrolling interest	—	—	(137)	—	—	(137)
Cumulative effect of adoption of new accounting standards	—	—	(84)	—	—	(84)
Cash dividends declared ($0.08 per share)	—	—	(31,709)	—	—	(31,709)
Balance at May 24, 2020	$396	$611,993	$1,030,513	$(477,696)	$—	$1,165,206

	Six Months Ended May 24, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands) (Unaudited)
Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557
Net loss	—	—	(210,860)	—	—	(210,860)
Other comprehensive loss, net of tax	—	—	—	(18,266)	—	(18,266)
Stock-based compensation and dividends, net	5	25,620	(27)	—	—	25,598
Employee stock purchase plan	—	4,282	—	—	—	4,282
Repurchase of common stock	(3)	—	(56,240)	—	—	(56,243)
Shares surrendered for tax withholdings on equity awards	—	(75,568)	—	—	—	(75,568)
Changes in ownership of noncontrolling interest	—	—	(8,809)	—	(8,026)	(16,835)
Cumulative effect of adoption of new accounting standards	—	—	59,624	(54,444)	—	5,180
Cash dividends declared ($0.16 per share)	—	—	(63,639)	—	—	(63,639)
Balance at May 24, 2020	$396	$611,993	$1,030,513	$(477,696)	$—	$1,165,206

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

	Three Months Ended May 26, 2019
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands) (Unaudited)
Balance at February 24, 2019	$376	$—	$1,094,636	$(416,370)	$7,400	$686,042
Net income	—	—	28,230	—	277	28,507
Other comprehensive income, net of tax	—	—	—	5,114	71	5,185
Stock-based compensation and dividends, net	2	12,515	—	—	—	12,517
Shares surrendered for tax withholdings on equity awards	—	(24,696)	—	—	—	(24,696)
Reclassification from temporary equity in connection with initial public offering (Note 1)	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering	—	56,130	—	—	—	56,130
Balance at May 26, 2019	$392	$629,703	$1,094,666	$(411,256)	$7,748	$1,321,253

	Six Months Ended May 26, 2019
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Stockholders' Equity
	(Dollars in thousands) (Unaudited)
Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459
Net income	—	—	174,807	—	151	174,958
Other comprehensive income, net of tax	—	—	—	13,328	251	13,579
Stock-based compensation and dividends, net	2	14,012	—	—	—	14,014
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(165)	(2,923)	—	—	(3,088)
Shares surrendered for tax withholdings on equity awards	—	(25,522)	—	—	—	(25,522)
Reclassification from temporary equity in connection with initial public offering	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering	—	56,130	—	—	—	56,130
Cash dividends declared ($0.29 per share)	—	—	(110,000)	—	—	(110,000)
Balance at May 26, 2019	$392	$629,703	$1,094,666	$(411,256)	$7,748	$1,321,253

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 24, 2020	May 26, 2019
	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(210,860)	$174,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,005	58,745
Property, plant, equipment, and right-of-use asset impairments	61,157	556
Unrealized foreign exchange losses	3,146	14,899
Realized gains on settlement of forward foreign exchange contracts not designated for hedge accounting	(15,271)	(7,134)
Employee benefit plans’ amortization from accumulated other comprehensive loss and curtailment loss	10,204	6,886
Stock-based compensation	25,598	14,014
Allowance for doubtful accounts	20,935	790
Other, net	3,870	467
Benefit from deferred income taxes	(100,977)	(19,937)
Change in operating assets and liabilities, net of effect of acquisition:
Trade receivables	408,053	119,916
Inventories	(109,486)	(32,628)
Accounts payable, accrued liabilities, and operating leases, net of right-of-use assets	(34,287)	(47,263)
Restructuring liabilities	65,793	—
Income tax liabilities	15,382	20,675
Accrued salaries, wages and employee benefits and long-term employee related benefits	(100,567)	(115,443)
Other operating assets and liabilities, net	(72,331)	(27,688)
Net cash provided by operating activities	41,364	161,813
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(75,210)	(76,961)
Payments for business acquisition	(52,201)	—
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	15,114	13,125
Payments to acquire short-term investments	(44,847)	(84,829)
Proceeds from sale, maturity and collection of short-term investments	49,586	5,481
Net cash used for investing activities	(107,558)	(143,184)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	502,500	—
Proceeds from senior revolving credit facility	300,000	—
Proceeds from short-term credit facilities	6,003	17,929
Repayments of short-term credit facilities	(5,193)	(27,866)
Other short-term borrowings, net	—	(9,422)
Payment of debt issuance costs	(6,459)	—
Proceeds from issuance of Class A common stock	—	254,329
Payments for underwriter commission and other offering costs	—	(19,746)
Proceeds from employee stock purchase plan	4,283	—
Repurchase of common stock	(56,243)	(3,088)
Repurchase of shares surrendered for tax withholdings on equity awards	(75,568)	(25,522)
Payments to noncontrolling interests	(16,090)	—
Dividend to stockholders	(63,639)	(55,000)
Other financing, net	(3)	(565)
Net cash provided by financing activities	589,591	131,049
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9,113)	(1,913)
Net increase in cash and cash equivalents and restricted cash	514,284	147,765
Beginning cash and cash equivalents, and restricted cash	934,753	713,698
Ending cash and cash equivalents, and restricted cash	1,449,037	861,463
Less: Ending restricted cash	(802)	(530)
Ending cash and cash equivalents	$1,448,235	$860,933

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$21,462	$14,775
Property, plant and equipment additions due to build-to-suit lease transactions	—	10,861
Realized (gain) loss on foreign currency contracts not yet settled at end of period	—	5,990
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$36,856	$26,849
Cash paid for income taxes during the period, net of refunds	53,594	52,800
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three and six months ended May 24, 2020 may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2020.
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
COVID-19 Update
The COVID-19 pandemic has materially impacted the Company's business operations and results of operations for the three-month and six-month periods ended May 24, 2020. For the three-month period, consolidated net revenues decreased 62.1% compared to the second quarter of 2019, and the Company recognized a consolidated operating loss of $448.2 million, compared to operating income of $62.9 million in the second quarter of 2019, primarily due to adverse impacts from the COVID-19 pandemic on the business, as well as $242.0 million in incremental charges taken in connection with the pandemic. The $242.0 million comprising $67.4 million of restructuring charges, COVID-19 related inventory costs of $86.6 million and other charges for customer receivables and asset impairments of $88.0 million. For further information on the restructuring, see Note 6.
Substantially all company-operated retail stores were temporarily closed for varying periods of time throughout the second quarter, with some stores reopening at the end of the second quarter under reduced operating hours. The Company’s wholesale customers, including third-party retailers and franchise partners, also experienced significant business disruptions during the second quarter, including temporary store closures, which also resulted in a decrease in the Company’s net revenues.
Given the uncertainties surrounding the impacts of the COVID-19 pandemic on the Company's future financial condition and results of operations, the Company has taken certain actions to preserve its liquidity, manage cash flow and strengthen its financial flexibility. Such actions include, but are not limited to, reducing discretionary spending, reducing capital expenditures, suspending its share buyback program, not declaring a dividend in the third fiscal quarter, implementing restructuring plans that will lead to approximately $100 million in annualized savings, reducing payroll costs, including through employee furloughs and pay cuts, and working with vendors to extend credit terms. In April 2020, the Company drew down $300 million on its senior secured revolving credit facility and issued an additional $500 million in aggregate principal amount of 5.00% senior notes due 2025 to further strengthen its balance sheet. On June 30, 2020, subsequent to quarter end, the Company repaid the $300 million borrowing under the Credit Facility. Refer to Note 4 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the net operating loss carryback provision. Refer to Note 13 for more information.
The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, there is significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic and its resulting impact on global economic conditions. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be further materially impacted. See below for areas that required more judgments and estimates as a result of COVID-19.
Inventory Valuation and Adverse Purchase Commitments
The Company values inventory at the lower of cost or net realizable value. Net realizable value is determined by estimated expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences. During the three-month period ended May 24, 2020, the Company recorded $49.9 million of incremental inventory reserves directly related to the expected impact of COVID-19 on forecasted sales and expected selling prices.
The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled. As of May 24, 2020, the Company has recorded incremental charges of $35.9 million for adverse fabric purchase commitments, included in "Other accrued liabilities" on the Company’s consolidated balance sheets and reflected as costs of goods sold in the accompanying consolidated statement of operations.
Accounts Receivable
Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. During the second quarter of 2020, charges of $27.6 million were recorded related to customer receivables, including an incremental allowance for doubtful accounts of $15.1 million and other allowances as a result of changes in customers' financial condition, actual and anticipated bankruptcies and other associated claims.
Long-Lived Assets
The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Expected future cash flows decreased due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends. As a result, the Company recorded $60.4 million of non-cash impairment charges, of which $43.0 million and $11.1 million were related to the impairment of certain store right-of-use and other store assets, respectively. An additional $6.3 million was recognized related to other property and equipment. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods. As a result of uncertainty and frequently changing information regarding the COVID-19 pandemic and its impact on global economic conditions, estimates may change frequently and in the near term.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the May 24, 2020 presentation.
The Jeans Company Acquisition
In December 2019, the Company completed an acquisition of all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), the Company's distributor in Chile, Peru and Bolivia, for $52.2 million in cash, plus transaction costs. This includes 78 Levi’s® and Dockers® retail stores and one e-commerce site, distribution with the region’s leading multi-brand retailers, and the logistical operations within these markets.
The total fair value of assets acquired was $52.2 million and include goodwill, inventory, intangible and fixed assets. The goodwill and intangibles recognized as a result of the acquisition were $22.8 million and $9.2 million, respectively.
Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for recurring arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” in the Company’s consolidated balance sheets. See Note 6 for more information.
Share Repurchases
In January 2020, the Company's Board of Directors (the "Board") approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the three months and six months ended May 24, 2020, 1.1 million shares and 3.0 million shares were repurchased for $19.2 million and $56.2 million, plus broker's commissions, respectively in the open market. This equates to an average repurchase price of approximately $18.73 per share for the six months ended May 24, 2020.  The Company has suspended its share buyback program.
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
In January 2020, the Company completed an all cash tender offer for the acquisition of the remaining 16.4% minority interest shares of Levi Strauss Japan K.K.'s common stock for a total purchase price of $13.6 million, plus transaction costs. As a result, Levi Strauss Japan K.K. has become a wholly owned subsidiary.
Changes in Accounting Principles

•
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company elected the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. The Company elected the practical expedient to not separate lease components from nonlease components for all leases. Additionally, the Company made an accounting policy election to keep leases with an initial 12-month term or less off of the balance sheet and recognize these lease payments within the consolidated statements of operations on a straight-line basis over the term of the lease.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

The Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. The Company adopted this standard in the first quarter of fiscal 2020. Upon adoption, the Company recognized $1.0 billion of total operating lease liabilities and $1.0 billion of operating lease ROU assets, as well as removed $61 million of existing deferred rent liabilities, which was recorded as an offset against the ROU assets. In addition, the Company removed $43 million and $53 million of existing assets and liabilities related to build-to-suit lease arrangements, respectively. The difference of $10 million was recognize in retained earnings as of the date of initial application. The adoption of the standard did not have a material impact on the consolidated statements of operations or consolidated statements of cash flows. Refer to Note 8 for more information on the Company's lease arrangements.

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

•
Effective February 24, 2020, the Company early adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the FASB in January 2017, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The impact of the new standard will depend on the specific facts and circumstances of future individual goodwill impairments, if any.

Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2019 Annual Report on Form 10-K, except for the following:
First Quarter 2021

•
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 24, 2020			November 24, 2019
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)
	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$59,936	$59,936	$—	$49,207	$49,207	$—
Short-term investments in marketable securities	76,078		76,078	80,741	—	80,741
Derivative instruments(3)	26,171	—	26,171	16,323	—	16,323
Total	$162,185	$59,936	$102,249	$146,271	$49,207	$97,064
Financial liabilities carried at fair value
Derivative instruments(3)	1,810	—	1,810	8,123	—	8,123
Total	$1,810	$—	$1,810	$8,123	$—	$8,123
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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 24, 2020		November 24, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)(2)	$988,143	$1,002,915	$489,299	$505,757
3.375% senior notes due 2027(1)	517,496	516,211	522,524	556,266
Short-term borrowings	308,172	308,172	7,621	7,621
Total	$1,813,811	$1,827,298	$1,019,444	$1,069,644
_____________

(1)
Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

(2)	On April 17, 2020, the Company issued an additional $500 million in aggregate principal amount under the original indenture dated April 27, 2015. Refer to Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euro functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated inventory purchases and in Net Revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income (loss). There was no hedge ineffectiveness for the six months ended May 24, 2020.
Net Investment Hedges
The Company has designated a portion of its outstanding Euro-denominated senior notes as a net investment hedge to manage foreign currency exposures in its foreign operations.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other income (expense), net" in the Company’s consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

As of May 24, 2020, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $712.0 million were contracts to buy and $67.0 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2021. The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 24, 2020			November 24, 2019
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$12,021	$—	$12,021	$6,149	$—	$6,149
Foreign exchange risk cash flow hedges(2)	—	(680)	(680)	—	(3,809)	(3,809)
Total	$12,021	$(680)		$6,149	$(3,809)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$26,181	$(12,031)	$14,150	$16,323	$(6,149)	$10,174
Forward foreign exchange contracts(2)	682	(1,812)	(1,130)	3,813	(8,127)	(4,314)
Total	$26,863	$(13,843)		$20,136	$(14,276)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(519,935)		$—	$(525,255)
_____________

(1)	Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.

(2)	Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

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

	May 24, 2020			November 24, 2019
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$38,884	$(2,914)	$35,970	$21,839	$(10,142)	$11,697
Financial liabilities	(14,523)	2,914	(11,609)	(16,290)	10,142	(6,148)
Total			$24,361			$5,549
Embedded derivative contracts
Financial assets	$—	$—	$—	$4,446	$—	$4,446
Financial liabilities	—	—	—	(1,795)	—	(1,795)
Total			$—			$2,651
The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)(1)
	As of	As of	Three Months Ended		Six Months Ended
	May 24, 2020	November 24, 2019	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands)
Foreign exchange risk contracts	$10,664	$2,781	$2,358	$(163)	$5,423	$717
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(32,850)	(38,171)	—	—	—	—
Cumulative income taxes	14,145	25,606	—	—	—	—
Total	$(23,215)	$(24,958)
_____________

(1)	Amounts reclassified from AOCI were classified as net revenues and costs of goods sold on the consolidated statements of operations.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

Within the next 12 months, a $9.6 million gain from cash flow hedges is expected to be reclassified from AOCI into net income (loss).
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations for the three and six months ended May 24, 2020:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
Amount of (Loss) Gain on Cash Flow Hedge Activity:	(Dollars in thousands)
Revenues	$(350)	$(1,985)	$(1,595)	$(2,444)
Cost of goods sold	$2,708	$1,822	$7,018	$3,161
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other income, net" in the Company's consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands)
Realized gain	$14,521	$3,147	$11,088	$7,760
Unrealized gain (loss)	8,026	1,115	9,738	(9,637)
Total	$22,547	$4,262	$20,826	$(1,877)

NOTE 4: DEBT
The following table presents the Company's debt:

	May 24, 2020	November 24, 2019
	(Dollars in thousands)
Long-term debt
Unsecured:
5.00% senior notes due 2025	$984,810	$487,632
3.375% senior notes due 2027	514,174	519,113
Total long-term debt	$1,498,984	$1,006,745
Short-term debt
Secured:
Senior revolving credit facility	$300,000	$—
Unsecured:
Short-term borrowings	7,912	7,621
Total short-term debt	$307,912	$7,621
Total long-term and short-term debt	$1,806,896	$1,014,366
Senior Notes due 2025
On April 17, 2020, the Company issued an additional $500 million in aggregate principal amount of 5.00% senior notes under the indenture dated April 27, 2015 pursuant to which the Company previously issued $500 million in principal amount of

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

its 5.00% senior notes maturing May 1, 2025 (collectively, the "Senior Notes due 2025"). The Senior Notes due 2025 are treated as a single series and are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The additional notes were issued through an institutional private placement and holders will be able to exchange the additional notes for notes with the same principal amount and with substantially identical terms, except that the notes to be received in exchange will be registered under the Securities Act of 1933, as amended (the “Securities Act”). The additional notes were sold at an offering price equal to 100.50% of their principal amount. The net proceeds after initial purchaser discounts and commissions and offering expenses were approximately $496 million and will be used for general corporate purposes.
The Company may redeem some or all of the Senior Notes due 2025 prior to May 1, 2020, at a price equal to 100% of the principal amount, plus an applicable premium and accrued and unpaid interest, if any, to the date of redemption, and a “make-whole” premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption.
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility (the "Credit Facility") was $447.7 million at May 24, 2020, as the Company's total availability of $778.2 million was reduced by a $300.0 million borrowing made in April 2020 and $30.5 million of letters of credit and other credit usage allocated under the Credit Facility. As detailed in the Credit Facility, additional draws from the Credit Facility, to the extent they exceed certain levels based on the Company’s borrowing base, could create additional restrictions on the Company, including limitations on (i) certain investment activities, (ii) payment of dividends and (iii) prepayment of certain other indebtedness. On June 30, 2020, subsequent to quarter end, the Company repaid the $300 million borrowing under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 24, 2020 was 4.36% and 4.56%, respectively, as compared to 5.32% and 5.27%, respectively, during the same periods of 2019.
NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands)
Net periodic benefit cost:
Pension benefits	$1,652	$4,016	$3,356	$7,993
Postretirement benefits	510	893	1,019	1,786
Net periodic benefit cost	$2,162	$4,909	$4,375	$9,779

For the three and six months ended May 24, 2020, total pension plan contributions were $4.0 million and $14.5 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 6: RESTRUCTURING
In April 2020, the Board endorsed a restructuring initiative designed to reduce costs, streamline operations and support agility. The adverse impacts of the COVID-19 pandemic on the Company's business necessitated cost reduction actions while plans to streamline operations continue to be developed.
The initiative includes the elimination of approximately 15% of the Company's global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.
For the three and six months ended May 24, 2020, the Company recognized restructuring charges of $67.4 million, which were recorded on a separate line item in the Company's consolidated statements of operations; within the consolidated balance sheet the Company recorded $51.3 million and $14.5 million in restructuring liabilities and other long-term liabilities, respectively, and an immaterial amount of pension and postretirement curtailment losses was recorded in accumulated other comprehensive income. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. No payments were made during the three and six months ended May 24, 2020. The Company estimates that it will incur future additional charges related to this restructuring initiative.

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
Other Contingencies
Litigation. In the ordinary course of business, the Company has various claims, complaints and pending cases, including contractual matters, facility and employee-related matters, distribution matters, product liability matters, trademark infringement matters, bankruptcy preference matters, and tax and administrative matters. The Company establishes loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of May 24, 2020, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of these pending claims, complaints and legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
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
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled. As of May 24, 2020, the Company has recorded incremental charges of $35.9 million for adverse fabric purchase commitments, included in "Other accrued liabilities" on the Company’s consolidated balance sheets and reflected as costs of goods sold in the accompanying consolidated statement of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 8: LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date on which the Company takes possession of or controls the physical use of the asset. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rates, which are based on the information available at commencement date, are used to determine the present value of future lease payments unless the implicit rate is readily determinable. As of and for the three and six months ended May 24, 2020, finance leases were not a material component of the Company's lease portfolio. Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. Right-of-use assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation.
Lease expense is recognized in SG&A within the Company's consolidated statements of operations, based on the underlying nature of the leased asset. For the three and six months ended May 24, 2020, lease expense primarily consisted of operating lease costs of $71.3 million and $158.4 million, respectively, including $5.7 million and $27.5 million, respectively, primarily related to variable lease costs and an immaterial amount of short-term lease costs.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Company's consolidated balance sheets.

May 24, 2020
(Dollars in thousands)
2020	$127,984
2021	225,422
2022	191,968
2023	154,678
2024	125,629
Thereafter	304,856
Total undiscounted future cash flows related to lease payments	1,130,537
Less: Interest	73,232
Present value of lease liabilities	$1,057,305
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

May 24, 2020
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	2.30%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

The table below includes supplemental cash and non-cash information related to operating leases:

May 24, 2020
Cash paid for amounts included in the measurement of lease liabilities:	(Dollars in thousands)
Operating cash outflows from operating leases	$115,826
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	$70,335
_____________

(1)	Excludes the amount initially capitalized in conjunction with the adoption of Topic 842.
Amounts of minimum future annual commitments under non-cancelable operating leases and lease financing obligations in accordance with Topic 840 were as follows:

November 24, 2019
(Dollars in thousands)
2020	$234,092
2021	203,483
2022	174,536
2023	140,278
2024	111,176
Thereafter	284,114
Total undiscounted future cash flows related to lease payments	$1,147,679
NOTE 9: DIVIDEND
Dividends are declared at the discretion of the Board. In January and April 2020, the Company declared quarterly cash dividends of $0.08 per share to holders of record of its Class A and Class B common stock. Dividends in the amount of $31.7 million and $63.6 million were paid during the three and six months ended May 24, 2020, respectively. The Company determined not to declare dividends in the third fiscal quarter of 2020 and will reassess the declaration and payment of dividends in the fourth quarter of 2020.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	May 24, 2020	November 24, 2019	May 26, 2019
	(Dollars in thousands)
Pension and postretirement benefits	$(260,370)	$(220,859)	$(223,860)
Derivative instruments	(23,215)	(24,958)	(28,622)
Foreign currency translation losses	(200,723)	(155,841)	(153,103)
Unrealized gains on marketable securities	6,612	6,288	3,885
Accumulated other comprehensive loss	(477,696)	(395,370)	(401,700)
Accumulated other comprehensive income attributable to noncontrolling interest(1)	—	9,616	9,556
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(477,696)	$(404,986)	$(411,256)
_____________

(1)	On January 9, 2020, Company completed an all cash tender offer for the acquisition of the remaining minority interest shares of Levi Strauss Japan K.K. Refer to Note 1 for additional information.
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income (loss) other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. Refer to Note 3 and Note 5 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended May 24, 2020 (1)
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$206,440	$70,186	$24,100	$300,726
Direct-to-consumer	76,288	58,837	61,691	196,816
Total net revenues	$282,728	$129,023	$85,791	$497,542

	Six Months Ended May 24, 2020 (1)
	Americas	Europe	Asia	Total
	(Dollars in thousands)
Net revenues by channel:
Wholesale	$667,306	$347,141	$162,603	$1,177,050
Direct-to-consumer	361,002	294,825	170,791	826,618
Total net revenues	$1,028,308	$641,966	$333,394	$2,003,668
_____________

(1)
Net revenues were adversely impacted by the COVID-19 pandemic, including as a result of temporary store closures and reduced traffic and consumer spending trends. The Company’s wholesale customers also experienced significant business disruptions as a result of the pandemic, resulting in a significant decrease in the Company’s revenue from both channels. See Note 1 for more information.

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
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of May 24, 2020 and November 24, 2019.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 12: OTHER INCOME, NET
The following table summarizes significant components of "Other income, net":

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$22,547	$4,261	$20,826	$(1,877)
Foreign currency transaction losses(2)	(22,780)	(5,584)	(22,086)	(2,963)
Interest income	1,927	3,647	6,138	7,658
Investment income	2	6	743	1,013
Other, net	(391)	836	(1,616)	(2,311)
Total other income, net	$1,305	$3,166	$4,005	$1,520
_____________

(1)
Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Gains in the three-month and six-month periods ended May 24, 2020 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, Euro and Canadian Dollar.

(2)
Foreign currency transaction losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month and six-month periods ended May 24, 2020 were primarily due to the weakening of most major currencies against the US dollar.

NOTE 13: INCOME TAXES
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect income taxes, including temporary five-year net operating loss carryback provisions and a modification of interest deduction limitations.
The Company's effective income tax rate for the three months ended May 24, 2020 was 20.7% and reflects a $94.6 million income tax benefit recorded on $458.2 million of pre-tax losses. The effective income tax rate for three months ended May 26, 2019 was (9.3)% and reflects a $2.4 million income tax benefit recorded on $26.1 million of pre-tax income. The increase in the effective tax rate was primarily driven by $9.0 million in discrete tax benefits from a tax rate difference related to the expected carry back of net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act, offset by a $15.6 million tax charge for valuation allowances on deferred tax assets that are more likely than not to be realized. There was also an $11.1 million tax benefit in the same prior-year period attributable to employees exercising stock-based equity awards.
The effective income tax rate for the six months ended May 24, 2020 was 28.1% and reflects an $82.5 million income tax benefit recorded on $293.4 million of pre-tax losses. The effective income tax rate for the six months ended May 26, 2019 was 15.8% and reflects a $32.8 million income tax expense recorded on $207.8 million of pre-tax losses. The increase in the effective tax rate was primarily driven by discrete tax benefits of $21.0 million attributable to employees exercising stock-based equity awards in 2020 and $9.0 million related to net operating loss carryback provisions under the CARES Act. These were partially offset by valuation allowance charges in 2020 of $18.0 million on deferred tax assets that are more likely than not to be realized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 14: EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Levi Strauss & Co.	$(363,549)	$28,230	$(210,860)	$174,807
Denominator:
Weighted-average common shares outstanding - basic	397,484,849	389,518,461	396,832,024	383,278,398
Dilutive effect of stock awards	—	19,814,536	—	18,127,013
Weighted-average common shares outstanding - diluted	397,484,849	409,332,997	$396,832,024	$401,405,411
Earnings (loss) per common share attributable to common stockholders:
Basic	$(0.91)	$0.07	$(0.53)	$0.46
Diluted	$(0.91)	$0.07	$(0.53)	$0.44

Diluted net earnings (loss) per common share attributable to Levi Strauss & Co. for the three and six months ended May 24, 2020 excluded all potentially dilutive securities because there was a net loss for the periods and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were 26.8 million shares for the three and six months ended May 24, 2020.
NOTE 15: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, and Marc Rosen, Executive Vice President and President of Levi Strauss Americas, are members of the Board of Directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and six months ended May 24, 2020, the Company donated $0.4 million and $9.1 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $8.9 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 24, 2020

NOTE 16: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 24, 2020(1)	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in thousands)
Net revenues:
Americas	$282,728	$692,698	$1,028,308	$1,409,962
Europe	129,023	398,369	641,966	863,045
Asia	85,791	221,873	333,394	474,391
Total net revenues	$497,542	$1,312,940	$2,003,668	$2,747,398
Operating income (loss):
Americas	$(37,748)	$101,631	$86,291	$225,287
Europe	(67,757)	58,709	64,679	180,333
Asia	(28,499)	17,063	4,169	60,028
Regional operating income (loss)	(134,004)	177,403	155,139	465,648
Corporate:
Restructuring	67,371	—	67,371	—
Other corporate staff costs and expenses(2)	246,869	114,505	357,230	201,838
Corporate expenses	314,240	114,505	424,601	201,838
Total operating income (loss)	(448,244)	62,898	(269,462)	263,810
Interest expense	(11,246)	(15,126)	(27,900)	(32,670)
Underwriter commission paid on behalf of selling stockholders	—	(24,860)	—	(24,860)
Other income, net	1,305	3,166	4,005	1,520
Income (loss) before income taxes	$(458,185)	$26,078	$(293,357)	$207,800
_____________

(1)
The COVID-19 pandemic has materially impacted the Company's business operations and results of operations for the three-month and six-month periods ended May 24, 2020. Refer to Note 1 for more information.

(2)
Corporate staff costs and expenses for the three-month and six-month periods ended May 24, 2020 includes incremental COVID-19 related charges that management does not attribute to any of the regional segments in order to provide increased transparency and comparability of regional performance. The Company recognized $49.9 million of incremental inventory reserves, of which $28.8 million, $13.5 million and $7.6 million were related to the Americas, Europe and Asia regional segments, respectively. Incremental allowance for doubtful accounts of $15.1 million was recognized, of which $6.3 million, $8.5 million and $0.3 million, were related to the Americas, Europe and Asia regional segments, respectively. Additionally, we recognized $54.1 million in impairment of long-lived assets related to certain retail locations, of which $48.6 million, $3.7 million and $1.8 million, were related to the Americas, Europe and Asia regional segments, respectively. Refer to Note 1 for additional information.

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
Our business is operated through three geographic regions that comprise our three reporting segments: Americas, Europe and Asia (which includes the Middle East and Africa). We service consumers through our global infrastructure, developing, sourcing, and marketing our products around the world.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized, and original. This approach has enabled the Levi’s brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. The Signature by Levi Strauss & Co. and Denizen brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 24, 2020, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of May 24, 2020, we had 981 company-operated stores located in 34 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners. Due to the COVID-19 pandemic, substantially all of our company-operated stores were temporarily closed for varying periods of time throughout the second quarter of 2020. See “-Impact of COVID-19 on our Business” below.

Our Europe and Asia businesses, collectively, contributed 49% of our net revenues and 44% of our regional operating income in the first six months of 2020, as compared to 49% of our net revenues and 52% of our regional operating income in the same period in 2019. Sales of Levi’s brand products represented 87% of our total net sales in the first six months of both 2020 and 2019.
Our wholesale channel generated 59% and 61% of our net revenues in the first six months of 2020 and 2019, respectively. Our DTC channel generated 41% and 39% of our net revenues in the first six months of 2020 and 2019, respectively, with sales through our company operated e-commerce sites representing 21% and 14% of DTC channel net revenues in the first six months of 2020 and 2019 and 9% and 6% of total net revenues in the first six months of 2020 and 2019, respectively.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has materially impacted our business operations and results of operations for the three-month and six-month periods ended May 24, 2020. For the three-month period, consolidated net revenues decreased 62.1% and we recognized a consolidated operating loss of $448.3 million, compared to the recognition of operating income of $62.9 million in the second quarter of 2019, primarily due to adverse impacts of the COVID-19 pandemic on our business, as well as $242.0 million in incremental charges taken in connection with the pandemic. The $242.0 million comprised $67.4 million of restructuring charges COVID-19 related inventory costs of $86.6 million and other charges for customer receivables and asset impairments of $88.0 million. For more information on the restructuring charges and COVID-19 related inventory costs and other charges refer to Note 6 and Note 1, respectively, to the consolidated financial statements included in this report.
Substantially all of our company-operated stores were temporarily closed for varying periods of time throughout the second quarter of 2020. Substantially all of our wholesale customers, including third-party retailers and franchise partners, were also impacted by temporary store closures, resulting in decreased demand and revenue from this channel as well. Throughout the quarter, our e-commerce business remained open. Although it was initially adversely impacted by COVID-19 as customers began to work from home, shelter in place and otherwise experience disruption to their lives as a result of the pandemic, our e-commerce business began to recover mid-quarter. Beginning in early April and throughout May, some of our company-operated retail stores in Europe and Asia began to re-open, while most company-operated retail stores in the Americas remained closed. By the end of the quarter, about half of our company-operated retail stores were re-opened, mainly within our Asia and Europe regions, although most were still operating on reduced hours and occupancy. As of the date of this filing, approximately 90% of our retail stores have reopened globally, although with varying levels of performance due to reduced hours and occupancy levels as well as reduced traffic.
During this challenging economic environment, we are focused on continuing to take the necessary steps to strengthen our financial flexibility, preserve liquidity and manage our cash flow to continue to meet our short-term liquidity needs. Such actions include, but are not limited to, reducing our discretionary spending, reducing capital expenditures, suspending our share buyback program, not declaring a dividend during our third fiscal quarter, implementing restructuring plans, reducing payroll costs, including through employee furloughs and pay cuts and working with our vendors to extend credit terms. In early April 2020, as a preemptive measure to further strengthen our balance sheet, we drew down $300 million on our senior secured revolving credit facility and issued an additional $500 million in aggregate principal amount of 5.00% senior notes due 2025. On June 30, 2020, subsequent to our quarter end, we repaid the $300 million borrowing under the Credit Facility. We are also applying certain beneficial provisions of the CARES Act, including the net operating loss carryback provision. For more information on the credit facility and senior notes and application of CARES Act provisions, refer to Note 4 and Note 13, respectively, to our consolidated financial statements included in this report.

We expect the COVID-19 pandemic and its associated impact on global economic conditions to continue to have an adverse impact on our results of operations. Even as government restrictions are lifted and retail stores reopen, the ultimate impact of the COVID-19 pandemic remains highly uncertain, and we expect that our business operations and results of operations, including our net revenues, earnings and cash flows, will continue to be materially adversely impacted for at least the balance of 2020, including as a result of:

•
Temporary closure of a significant number of our owned and operated retail stores globally as well as the doors owned by substantially all of our wholesale customers, including third-party retailers and franchise partners;

•	Decreased foot traffic in retail stores;

•
Decreased consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;

•	Decreased wholesale channel sales and increased likelihood of wholesale customer failure;

•	Increased inventory, inventory write-downs and the sale of excess inventory at discounted prices;

•	Disruption to the supply chain caused by distribution and other logistical issues;

•	Decreased productivity due to travel bans, work-from-home policies or shelter-in-place orders; and

•	A slowdown in the U.S. or global economy and uncertain global economic outlook or a credit crisis.
2020 Restructuring
In April 2020, our Board of Directors ("the Board") endorsed a restructuring initiative designed to reduce costs, streamline operations and support agility. The adverse impacts of the COVID-19 pandemic on our business necessitated cost reduction actions while plans to streamline operations continue to be developed.
The initiative includes the elimination of approximately 15% of our global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings. Final estimates for headcount, timing and charges in certain areas of the international business are subject to completion of applicable local works council and other consultative processes.
For the three-month and six-month periods ended May 24, 2020, we recognized restructuring charges of $67.4 million, which were on a separate line item in our consolidated statements of operations; within the consolidated balance sheet, we recorded $51.3 million and $14.5 million in restructuring liabilities and other long-term liabilities, respectively, and an immaterial amount of pension and postretirement curtailment losses was recorded in accumulated other comprehensive income. These charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans, and consulting fees. No payments have been made during the three and six months ended May 24, 2020. We estimate that we will incur future additional charges related to this restructuring initiative.
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

•
The diversification of our business model across regions, channels, brands, and categories affects our gross margin. For example, if our sales in higher gross margin business regions, channels, brands and categories grow at a faster rate than in our lower gross margin business regions, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in Europe is generally higher than in our other two regional operating segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new products categories, may also impact our future gross margin.

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
Our Second Quarter 2020 Results

•
Net revenues. Consolidated net revenues decreased 62.1% on a reported basis and 60.9% on a constant-currency basis compared to the second quarter of 2019. The decrease was primarily due to the temporary closures of company-operated and third-party retail locations globally as a result of the COVID-19 pandemic.

•
Operating income (loss). We recognized a consolidated operating loss of $448.3 million, compared to operating income of $62.9 million in the second quarter of 2019, primarily due to adverse impacts of the COVID-19 pandemic, including the recognition of $67.4 million of restructuring charges and $174.6 million of COVID-19 related inventory costs and other charges.

•	Adjusted EBIT. Adjusted EBIT loss was $205.9 million compared to Adjusted EBIT of $81.6 million in the second quarter of 2019.

•	Diluted loss per share. Diluted loss per share was $0.91 compared to diluted earnings per share of $0.07 in the second quarter of 2019.

•	Adjusted diluted loss per share. Adjusted diluted loss per share was $0.48 compared to adjusted diluted earnings per share of $0.17 in the second quarter of 2019.
Our Year-to-Date 2020 Results

•
Net revenues. Consolidated net revenues decreased 27.1% on a reported basis and 25.7% on a constant-currency basis compared to the first six months of 2019. The decrease was primarily due to the temporary closures of company-operated and third-party retail locations globally as a result of the COVID-19 pandemic.

•
Operating income (loss). We recognized a consolidated operating loss of $269.5 million, compared to operating income of $263.8 million in the first six months of 2019, primarily due to adverse impacts of the COVID-19 pandemic, including the recognition of $67.4 million of restructuring charges and $174.6 million of COVID-19 related inventory costs and other charges.

•
Adjusted EBIT. Adjusted EBIT loss was $16.6 million for the first six month of 2020 compared to Adjusted EBIT of $287.9 million in for the first six months of 2019. The adverse impacts of the COVID-19 pandemic were partially offset by higher net revenues and gross margin expansion in the first quarter of 2020.

•	Diluted loss per share. Diluted loss per share was $0.53 compared to diluted earnings per share of $0.44 in the second quarter of 2019.

•	Adjusted diluted loss per share. Adjusted diluted loss per share was $0.07 compared to adjusted diluted earnings per share of $0.55 in the second quarter of 2019.
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
Due to the impact of the COVID-19 pandemic, our results of operations for the three-month period ended May 24, 2020 are not necessarily indicative of those for a full fiscal year.
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

Results of Operations for Three and Six Months Ended May 24, 2020, as Compared to Comparable Periods in 2019
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars and shares in millions, except per share amounts)
Net revenues	$497.6	$1,312.9	(62.1)%	100.0%	100.0%	$2,003.7	$2,747.4	(27.1)%	100.0%	100.0%
Cost of goods sold	327.9	612.5	(46.5)%	65.9%	46.7%	994.7	1,264.2	(21.3)%	49.6%	46.0%
Gross profit	169.7	700.4	(75.8)%	34.1%	53.3%	1,009.0	1,483.2	(32.0)%	50.4%	54.0%
Selling, general and administrative expenses	550.6	637.5	(13.6)%	110.7%	48.6%	1,211.1	1,219.4	(0.7)%	60.4%	44.4%
Restructuring	67.4	—	—	13.5%	—	67.4	—	—	3.4%	—
Operating income (loss)	(448.3)	62.9	*	(90.1)%	4.8%	(269.5)	263.8	(202.2)%	(13.5)%	9.6%
Interest expense	(11.2)	(15.2)	(26.3)%	(2.3)%	(1.2)%	(27.9)	(32.7)	(14.7)%	(1.4)%	(1.2)%
Underwriter commission paid on behalf of selling stockholders	—	(24.9)	(100.0)%	—	(1.9)%	—	(24.9)	(100.0)%	—%	(0.9)%
Other income, net	1.3	3.2	(59.4)%	0.3%	0.2%	4.0	1.6	150.0%	0.2%	0.1%
Income (loss) before income taxes	(458.2)	26.0	*	(92.1)%	2.0%	(293.4)	207.8	(241.2)%	(14.6)%	7.6%
Income tax (benefit) expense	(94.6)	(2.5)	*	(19.0)%	(0.2)%	(82.5)	32.8	(351.5)%	(4.1)%	1.2%
Net income (loss)	(363.6)	28.5	*	(73.1)%	2.2%	(210.9)	175.0	(220.5)%	(10.5)%	6.4%
Net income attributable to noncontrolling interest	—	(0.3)	(100.0)%	—	—	—	(0.2)	(100.0)%	—	—%
Net income (loss) attributable to Levi Strauss & Co.	$(363.6)	$28.2	*	(73.1)%	2.1%	$(210.9)	$174.8	(220.7)%	(10.5)%	6.4%
Earnings (loss) per common share attributable to common stockholders:
Basic	$(0.91)	$0.07	*	*	*	$(0.53)	$0.46	(215.2)%	*	*
Diluted	$(0.91)	$0.07	*	*	*	$(0.53)	$0.44	(220.5)%	*	*
Weighted-average common shares outstanding:
Basic	397.5	389.5	2.1%	*	*	396.8	383.3	3.5%	*	*
Diluted	397.5	409.3	(2.9)%	*	*	396.8	401.4	(1.1)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 24, 2020	May 26, 2019	As Reported	Constant Currency	May 24, 2020	May 26, 2019	As Reported	Constant Currency
	(Dollars in millions)
Net revenues:
Americas	$282.7	$692.7	(59.2)%	(58.1)%	$1,028.3	$1,410.0	(27.1)%	(26.2)%
Europe	129.1	398.3	(67.6)%	(66.4)%	642.0	863.0	(25.6)%	(23.5)%
Asia	85.8	221.9	(61.3)%	(59.8)%	333.4	474.4	(29.7)%	(28.1)%
Total net revenues	$497.6	$1,312.9	(62.1)%	(60.9)%	$2,003.7	$2,747.4	(27.1)%	(25.7)%
Total net revenues decreased on both a reported and constant-currency basis for the three-month and six-month periods ended May 24, 2020, as compared to the same prior-year periods.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region decreased for the three-month and six-month periods ended May 24, 2020, with currency translation affecting net revenues unfavorably by approximately $18 million and $17 million, respectively.
The decrease in net revenues for the three-month period ended May 24, 2020 was driven by decreased demand across channels and brands, due to the impacts of COVID-19 and the temporary closure of company-operated and wholesale customer retail locations across the region. The majority of these locations closed mid-March and remained closed through the second quarter ending May 24, 2020. The decrease in net revenues was slightly offset by an increase in e-commerce revenue as online traffic increased partway through the quarter, after an initial slowdown attributable to COVID-19, as customers began to work from home, shelter in place and otherwise experience disruption to their lives as a result of the pandemic. As of May 24, 2020, approximately 25% of our company-operated stores in the Americas region were open.
The decrease in net revenues for the six-month period ended May 24, 2020 was primarily due to the COVID-19 impacts in the second quarter which were partially offset by first quarter growth in DTC net revenues for the first half of the year and the inclusion of non-comparable net revenues from the week of Black Friday in the 2020 period.
Europe.    Net revenues in Europe decreased on both a reported and constant-currency basis for the three-month and six-month periods ended May 24, 2020, with currency translation affecting net revenues unfavorably by approximately $14 million and $24 million, respectively.
Net revenues decreased for the three-month period ended May 24, 2020 due to the impact of COVID-19. With the exception of our e-commerce business, which grew during the quarter after an initial slowdown attributable to COVID-19, as customers began to work from home, shelter in place and otherwise experience disruption to their lives as a result of the pandemic. The decline in revenue was across channels as company-operated and wholesale customer retail locations started closing mid-March with some markets reopening end of April and during the month of May. As of May 24, 2020, approximately 30% of our company-operated stores in the Europe region were open.
The decrease in net revenues for the six-month period ended May 24, 2020 was primarily due to the COVID-19 impacts in the second quarter which were partially offset by first quarter growth across channels driven by increased demand from our wholesale customers as well as expansion within our company-operated retail network and outlets, and the inclusion of non-comparable revenue from the week of Black Friday in the 2020 period.
Asia.    Net revenues in Asia decreased on both a reported and constant-currency basis for the three-month and six-month periods ended May 24, 2020, with currency affecting net revenues unfavorably by approximately $8 million and $10 million, respectively. As of May 24, 2020, approximately 85% of our company-operated stores in the Asia region were open.
The decrease in net revenues for the three-month period ended May 24, 2020 was driven by decreased demand across channels due to the impacts of COVID-19 and the temporary closures of company-operated and wholesale customer retail locations in the region. Retail locations in China and the neighboring countries which were impacted earlier by COVID-19, began to reopen their doors mid-March, and saw foot traffic increase sequentially during the quarter, whereas locations in the rest of the region closed mid-March and remained closed through the end of the second quarter. E-commerce revenue grew driven by increased traffic to the site.
The decrease in net revenues for the six-month period ended May 24, 2020 was primarily due to the COVID-19 impacts in the second quarter being partially offset by first quarter growth in our wholesale business.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019	% Increase (Decrease)
	(Dollars in millions)
Net revenues	$497.6	$1,312.9	(62.1)%	$2,003.7	$2,747.4	(27.1)%
Cost of goods sold	327.9	612.5	(46.5)%	994.7	1,264.2	(21.3)%
Gross profit	$169.7	$700.4	(75.8)%	$1,009.0	$1,483.2	(32.0)%
Gross margin	34.1%	53.3%		50.4%	54.0%
Currency translation unfavorably impacted gross profit by approximately $21 million and $27 million for the three-month and six-month periods ended May 24, 2020, respectively.
For the three-month period ended May 24, 2020, the decreases in gross profit and gross margin were primarily due to lower net revenues across our regions and inventory costs recorded in connection with COVID-19 related business disruptions. Incremental COVID-19 related inventory costs of $86.6 million were recognized, including the recognition of incremental inventory reserves of $49.9 million and adverse fabric purchase commitments of $35.9 million, directly related to the expected impact of COVID-19 on forecasted sales and expected selling prices. The sale of excess inventory at expected selling prices is expected to unfavorably impact gross margins for the remainder of the year relative to the prior year. Of the 19.2 percentage-point decrease in gross margin, 17.4 percentage points were  attributable to the COVID-19 related charges, and the remaining 1.8 percentage points were primarily due to a decline in Europe’s wholesale gross margin, reflecting a higher proportion of sales in lower-margin markets and channels.  Gross margins for global DTC as well as for the Americas region were in line with the same period in the prior year, and Asia’s wholesale margin rose due to the benefit of price increases and a higher proportion of sales in China.
The decrease in gross margin for the six-month period ended May 24, 2020 was primarily due to the COVID-19 impacts in the second quarter which decreased gross margin by 4.3 percentage points, partially offset by the impact of price increases implemented in the second half of the prior year across all three regions and both channels coupled with first quarter revenue growth within our company-operated retail network, including the benefit of a Black Friday week.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues
	(Dollars in millions)
Selling	$217.9	$269.1	(19.0)%	43.8%	20.5%	$525.6	$547.5	(4.0)%	26.2%	19.9%
Advertising and promotion	72.3	114.5	(36.9)%	14.5%	8.7%	161.4	187.0	(13.7)%	8.1%	6.8%
Administration	53.0	111.8	(52.6)%	10.7%	8.5%	168.7	206.2	(18.2)%	8.4%	7.5%
Other	119.4	142.1	(16.0)%	24.0%	10.8%	267.4	278.7	(4.1)%	13.3%	10.1%
COVID-19 related charges	88.0	—	—%	17.7%	—%	88.0	—	—%	4.4%	—%
Total SG&A	$550.6	$637.5	(13.6)%	110.7%	48.6%	$1,211.1	$1,219.4	(0.7)%	60.4%	44.4%

Currency translation impacted SG&A favorably by approximately $15 million and $18 million for the three-month and six-month periods ended May 24, 2020, respectively.
Selling.  Currency translation impacted selling expenses favorably by approximately $8 million and $10 million for the three-month and six-month periods ended May 24, 2020, respectively. For the three-month period ended May 24, 2020, lower selling expenses primarily reflected decreased costs associated with the temporary closure of our company-operated retail stores. For the three-month and six-month periods ended May 24, 2020, selling expenses as a percentage of net revenues increased due to the adverse impact of COVID-19 on revenues, offset in part by cost reductions implemented during the quarter.
Advertising and promotion.   Currency translation impacted advertising and promotion expenses favorably by approximately $3 million and $4 million for the three-month and six-month periods ended May 24, 2020, respectively. The decrease in advertising and promotion expenses for the three-month and six-month periods ended May 24, 2020 is due to our decision to reduce spending in response to COVID-19 in the channels most affected by the economic shutdown.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $2 million for the three-month and six-month periods ended May 24, 2020. Administration costs decreased largely due to lower employee incentive costs, primarily lower incentive compensation compared to the same three-month and six-month periods in the prior year.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted SG&A other costs favorably by approximately $2 million for the three-month and six-month periods ended May 24, 2020. For the three-month and six-month periods ended May 24, 2020 the decrease in other costs was primarily due to a decrease in distribution expenses attributable to reduced sales volume. In the six-month period ended May 24, 2020, the decrease in other costs was partially offset with information technology expenses, which reflect critical investments towards expanding our omni-channel capabilities as well as initial investments in a new enterprise resource planning system.
COVID-19 related charges.   COVID-19 related charges consist of incremental charges as a result of the COVID-19 business disruptions, including asset impairment and other charges. During the three-month period ended May 24, 2020, we recognized $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Additional charges of $27.6 million relate to customer receivables, including provisions and other allowances as a result of changes in their financial condition of $15.1 million and actual and anticipated bankruptcies and other associated claims of $12.5 million.
Restructuring
For the three-month and six-month periods ended May 24, 2020, we recognized restructuring charges of $67.4 million, consisting primarily of severance and other post-employment benefits. See “-Restructuring” above for more information.

Operating income (loss)
The following table shows operating income (loss) by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020		May 26, 2019		May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020		May 26, 2019
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues
	(Dollars in millions)
Operating income (loss):
Americas	$(37.7)	$101.6	(137.1)%	(13.3)%		14.7%		$86.3	$225.3	(61.7)%	8.4%		16.0%
Europe	(67.7)	58.7	(215.3)%	(52.4)%		14.7%		64.7	180.3	(64.1)%	10.1%		20.9%
Asia	(28.5)	17.0	(267.6)%	(33.2)%		7.7%		4.2	60.0	(93.0)%	1.3%		12.6%
Total regional operating income (loss)	(133.9)	177.3	(175.5)%	(26.9)%	*	13.5%	*	155.2	465.6	(66.7)%	7.7%	*	16.9%	*
Corporate:
Restructuring	67.4	—	—%	13.5%	*	—%	*	67.4	—	—%	3.4%	*	—%	*
Other corporate staff costs and expenses	247.0	114.4	115.9%	49.6%	*	8.7%	*	357.3	201.8	77.1%	17.8%	*	7.3%	*
Corporate expenses	314.4	114.4	174.8%	63.2%	*	8.7%	*	424.7	201.8	110.5%	21.2%	*	7.3%	*
Total operating income (loss)	$(448.3)	$62.9	*	(90.1)%	*	4.8%	*	$(269.5)	$263.8	(202.2)%	(13.5)%	*	9.6%	*
Operating margin	(90.1)%	4.8%						(13.5)%	9.6%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income (loss) by approximately $6 million and $9 million for the three-month and six-month periods ended May 24, 2020, respectively.
Regional operating income (loss).

•
Americas. Currency translation had an unfavorable impact of approximately $4 million and $3 million for the three-month and six-month periods ended May 24, 2020. The operating loss for the three-month period ended May 24, 2020 was due to the adverse impacts of COVID-19, including lower net revenues partially offset by reductions and elimination of discretionary and variable expenses.

In the six-month period ended May 24, 2020, the impact of COVID-19 was partially offset by increased net revenues and gross margin in the first quarter.

•
Europe. Currency translation had an unfavorable impact of approximately $2 million and $6 million for the three-month and six-month periods ended May 24, 2020, respectively. The operating loss for the three-month period ended May 24, 2020 was due to the adverse impacts of COVID-19, including lower net revenues partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.

In the six-month period ended May 24, 2020, the impact of COVID-19 was partially offset by higher net revenues across all channels, net of higher selling costs to support store expansion, in the first quarter.

•
Asia. Currency translation did not have a significant impact for the three-month and six-month periods ended May 24, 2020. The decrease in operating income (loss) three-month and six-month periods ended May 24, 2020 was primarily due to lower net revenues across both channels due to the adverse impacts of COVID-19. This was partially offset by lower SG&A expenses as discretionary and variable expenses were reduced in response to COVID-19.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 related inventory costs which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month and six-month periods ended May 24, 2020. The increase in the corporate expenses for the three-month and six-month periods ended May 24, 2020, reflected COVID-19 related inventory costs and other charges, partially offset by lower administration expenses primarily related to employee incentives.
Interest expense
Interest expense was $11.2 million and $27.9 million for the three-month and six-month periods ended May 24, 2020, as compared to $15.2 million and $32.7 million for the comparable prior-year periods. The decrease in interest expense was primarily related to a reduction in deferred compensation interest, partially offset by an increase related to additional borrowings from senior notes and credit facility.
Our weighted-average interest rate on average borrowings outstanding during the three and six months ended May 24, 2020 was 4.36% and 4.56%, respectively, as compared to 5.32% and 5.27% during the comparable periods in 2019.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the three-month and six-month periods ended May 24, 2020, we recorded income of $1.3 million and $4.0 million, respectively, as compared to income of $3.2 million and $1.6 million for the same prior-year periods. The income in the three-month and six-month periods ended May 24, 2020 is primarily from investment interest generated from money market funds and short-term investments.
Underwriter commission paid on behalf of selling stockholders
For the three-month and six-month periods ended May 26, 2019, we recorded an expense of  $24.9 million, for underwriting discounts and commissions paid by us on behalf of the selling stockholders in connection with our IPO.
Income tax expense
The effective income tax rate for the three months ended May 24, 2020 was 20.7% and reflects a $94.6 million income tax benefit recorded on $458.2 million of pre-tax losses. The effective income tax rate for three months ended May 26, 2019 was (9.3)% and reflects a $2.4 million income tax benefit recorded on $26.1 million of pre-tax income. The increase in the effective tax rate was primarily driven by $9.0 million in discrete tax benefits from a tax rate difference related to the expected carry back of net operating losses to tax years with a higher federal corporate tax rate as allowed under the CARES Act, offset by $15.6 million tax charge for valuation allowances on deferred tax assets that are more likely than not to be realized. There was an $11.1 million tax benefit in the same prior-year period attributable to employees exercising stock-based equity awards.
The effective income tax rate for the six months ended May 24, 2020 was 28.1% and reflects an $82.5 million income tax benefit recorded on $293.4 million of pre-tax losses. The effective income tax rate for the six months ended May 26, 2019 was 15.8% and reflects a $32.8 million income tax expense recorded on $207.8 million of pre-tax losses. The increase in the effective tax rate was primarily driven by discrete tax benefits of $21.0 million attributable to employees exercising stock-based equity awards in 2020 and $9.0 million related to net operating loss carryback provisions under the CARES Act. These were partially offset by valuation allowance charges in 2020 of $18.0 million on deferred tax assets that are more likely than not to be realized in 2020.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of May 24, 2020, we had cash and cash equivalents totaling approximately $1.4 billion, short-term investments of $76.1 million and unused availability under our credit facility of $447.7 million, resulting in a total liquidity position of approximately $2 billion.
As a result of the COVID-19 pandemic, we have taken and will continue to take action to reduce costs, preserve liquidity and manage our cash flow. Such actions include, but are not limited to reducing discretionary spending, reducing capital expenditures, suspending our share buyback program until further notice, not declaring a dividend in our third fiscal quarter, implementing restructuring plans that will lead to approximately $100 million in annualized savings, reducing payroll costs, including through employee furloughs and pay cuts and working with our vendors to extend credit terms. In an effort to further increase liquidity and strengthen our balance sheet, this quarter we drew down $300 million on our senior secured revolving credit facility and issued an additional $500 million in aggregate principal amount of 5.00% senior notes due 2025. The proceeds will be used for working capital, general corporate or other purposes. On June 30, 2020, subsequent to our quarter end, we repaid the $300 million borrowing under the Credit Facility.
While the impact and duration of COVID-19 on our business is currently uncertain, the situation is expected to be temporary. In the longer term, we remain committed to increasing total shareholder returns through our three capital allocation priorities: (1) to invest in opportunities and initiatives to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants; and (3) to pursue acquisitions that support our current strategies. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing economic conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our Board may deem relevant.
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
Our unused availability under our senior secured revolving credit facility (the "Credit Facility") was $447.7 million on May 24, 2020, as our total availability of $778.2 million, based on collateral levels as defined by the Credit Facility were reduced by a $300.0 million borrowing made in April 2020 and $30.5 million of letters of credit and other credit usage allocated under the Credit Facility. On June 30, 2020, subsequent to our quarter end, we repaid the $300 million borrowing under the Credit Facility.
As of May 24, 2020, we had cash and cash equivalents totaling approximately $1.4 billion and short-term investments of $76.1 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $2 billion.
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
In December 2019, we completed an acquisition for all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), our distributor in Chile, Peru and Bolivia, for $52.2 million, plus transaction costs. This includes 78 Levi’s® and Dockers® retail stores and one e-commerce site, distribution with the region’s leading multi-brand retailers, and the logistical operations in these markets.

In January 2020, our Board approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the three months and six months ended May 24, 2020, 1.1 million shares and 3.0 million shares were repurchased for $19.2 million and $56.2 million, plus broker's commissions, respectively in the open market. This equates to an average repurchase price of approximately $18.73 per share.  Our share buyback program has been suspended until further notice.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 24, 2020	May 26, 2019
	(Dollars in millions)
Cash provided by operating activities	$41.4	$161.8
Cash used for investing activities	(107.6)	(143.2)
Cash provided by financing activities	589.6	131.0
Cash and cash equivalents at period end	1,448.2	860.9
Cash flows from operating activities
Cash provided by operating activities was $41.4 million for the six-month period ended May 24, 2020, as compared to $161.8 million for the comparable period in 2019. The decrease in cash provided by operating activities is primarily due to less cash received on customer receivables, due in part to lower sales, partially offset by lower spending on inventory, and employee incentives and lower variable and discretionary expenditures. Our cash flows from operations in the second quarter of 2020 were significantly impacted by the widespread temporary store closures and other business disruptions caused by COVID-19 pandemic. In an effort to mitigate the impacts of the pandemic and preserve liquidity, we are focused on working capital management, in particular managing inventories, including reducing and canceling inventory commitments and redeploying basic inventory items to subsequent seasons, as well as negotiating extended payment terms with our suppliers.
Cash flows from investing activities
Cash used for investing activities was $107.6 million for the six-month period ended May 24, 2020, as compared to $143.2 million for the comparable period in 2019. The decrease in cash used for investing activities is due to a decrease in short-term investment activities as 2019 included the initial acquisitions of short-term investments, partially offset by an acquisition of operating assets in Chile, Peru and Bolivia, and the timing of foreign currency contract settlements.
Cash flows from financing activities
Cash provided by financing activities was $589.6 million for the six-month period in 2020, as compared to $131.0 million for the comparable period in 2019. Cash provided in 2020 primarily reflects proceeds from senior notes of $502.5 million and short-term credit facilities of $306.0 million, partially offset by payments of $56.2 million for common stock repurchases, $75.6 million for withholding tax on cashless equity award exercises, payment of a $63.6 million cash dividend and payments of $16.1 million for noncontrolling interest buyback. Cash provided in 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payment of a $55.0 million cash dividend, payments of $19.7 million for underwriting commissions and other direct and incremental offering costs, and payments made for equity award exercises.
Indebtedness
Of our total debt of $1.8 billion as of May 24, 2020, we had fixed-rate debt of $1.5 billion (83.4% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $300 million (16.6% of total debt). As of May 24, 2020, our required aggregate debt principal payments on our unsecured long-term debt were $1.5 billion in years after 2024. Short-term borrowings of $7.9 million at various foreign subsidiaries and $300.0 million under the Credit Facility are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 24, 2020.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin and Adjusted Diluted Earnings (Loss) per Share
For the three-month, six-month and twelve-month periods ended May 24, 2020 and the comparable periods in 2019, we define the following non-GAAP financial measures as follows:

•	Adjusted gross profit, as gross profit excluding COVID-19 related inventory costs.

•	Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;

•
Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, and restructuring and related charges, severance and other, net;

•
Adjusted EBIT, as net income (loss) excluding income tax (benefit) expense, interest expense, other (income) expense, net, underwriter commission paid on behalf of selling stockholders, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net, and Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;

•	Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;

•
Adjusted net income (loss), as net income (loss) excluding underwriter commission paid on behalf of selling stockholders, charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our income tax expense divided by our income before income taxes, each as reflected in our statement of operations for the relevant period;

•	Adjusted net income (loss) margin as Adjusted net income (loss) as a percentage of net revenues;

•	Adjusted diluted earnings (loss) per share as Adjusted net income (loss) per weighted-average number of diluted common shares outstanding.
We believe Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income (loss), Adjusted net income (loss) margin and Adjusted diluted earnings (loss) per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income (loss), Adjusted net income (loss) margin and Adjusted diluted earnings (loss) per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:

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

•
all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net which can affect our current and future cash requirements;

•
the expenses and other items that we exclude in our calculations of all of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from all of these non-GAAP financial measures or similarly titled measures;

•
Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and

•
Adjusted net income (loss), Adjusted net income (loss) margin and Adjusted diluted earnings (loss) per share do not include all of the effects of income taxes and changes in income taxes reflected in net income.

Because of these limitations, all of these non-GAAP financial measures should be considered along with net income and other operating and financial performance measures prepared and presented in accordance with GAAP.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Gross Profit for each of the periods presented.
Adjusted Gross Profit:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$169.7	$700.4	$1,009.0	$1,483.2

Non-GAAP measure:
Gross profit	$169.7	$700.4	$1,009.0	$1,483.2
COVID-19 related inventory costs (1)	86.6	—	86.6	—
Adjusted gross profit	$256.3	$700.4	$1,095.6	$1,483.2
Adjusted gross margin	51.5%	53.3%	54.7%	54.0%
_____________

(1)	Represents costs incurred in connection with COVID-19, including $49.9 million of incremental inventory reserves and the recognition of adverse fabric purchase commitments of $35.9 million.

The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.
Adjusted SG&A:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$550.6	$637.5	$1,211.1	$1,219.4

Non-GAAP measure:
Selling, general and administrative expenses	$550.6	$637.5	$1,211.1	$1,219.4
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.7	(15.0)	(4.2)	(20.3)
COVID-19 related charges(2)	(88.0)	—	(88.0)	—
Restructuring related charges, severance and other, net(3)	(1.1)	(3.7)	(6.7)	(3.8)
Adjusted SG&A	$462.2	$618.8	$1,112.2	$1,195.3
_____________

(1)
Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)
Represents costs incurred in connection with the COVID-19 pandemic, primarily consisting of $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, and $27.6 million of charges related to customer receivables.

(3)
Restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.
Adjusted EBIT and Adjusted EBITDA:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$(363.6)	$28.5	$(210.9)	$175.0	$9.1	$401.9

Non-GAAP measure:
Net income (loss)	$(363.6)	$28.5	$(210.9)	$175.0	$9.1	$401.9
Income tax (benefit) expense	(94.6)	(2.5)	(82.5)	32.8	(32.7)	81.3
Interest expense	11.2	15.2	27.9	32.7	61.4	58.0
Other (income) expense, net	(1.3)	(3.2)	(4.0)	(1.6)	(4.4)	(14.0)
Underwriter commission paid on behalf of selling stockholders	—	24.9	—	24.9	—	24.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	(0.7)	15.0	4.2	20.3	18.0	52.1
COVID-19 related inventory costs and other charges (2)	174.6	—	174.6	—	174.6	—
Restructuring and restructuring related charges, severance and other, net(3)	68.5	3.7	74.1	3.8	80.1	7.9
Adjusted EBIT	$(205.9)	$81.6	$(16.6)	$287.9	$306.1	$612.1
Depreciation and amortization(4)	33.7	30.1	68.4	58.7	133.6	114.2
Adjusted EBITDA	$(172.2)	$111.7	$51.8	$346.6	$439.7	$726.3
Adjusted EBIT margin	(41.4)%	6.2%	(0.8)%	10.5%
_____________

(1)
Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)
Represents inventory costs and other charges incurred in connection with the COVID-19 pandemic, primarily consisting $49.9 million of incremental inventory reserves, $35.9 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related, respectively, and $27.6 million of charges related to customer receivables.

(3)
Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.

(4)	Depreciation and amortization amount net of amortization of acquired intangible assets included in Restructuring and related charges, severance and other, net.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income (loss) for each of the periods presented and the calculation of Adjusted diluted earnings (loss) per share for each of the periods presented.
Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share:

	Three Months Ended		Six Months Ended
	May 24, 2020	May 26, 2019	May 24, 2020	May 26, 2019
	(Dollars in millions, except per share amounts) (Unaudited)
Most comparable GAAP measure:
Net income (loss)	$(363.6)	$28.5	$(210.9)	$175.0

Non-GAAP measure:
Net income (loss)	$(363.6)	$28.5	$(210.9)	$175.0
Underwriter commission paid on behalf of selling stockholders	—	24.9	—	24.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	(0.7)	15.0	4.2	20.3
COVID-19 related inventory costs and other charges(2)	174.6	—	174.6	—
Restructuring and restructuring related charges, severance and other, net(3)	68.5	3.7	74.1	3.8
Tax impact of adjustments	(70.3)	(2.8)	(71.1)	(3.8)
Adjusted net income (loss)	$(191.5)	$69.3	$(29.1)	$220.2

Adjusted net income (loss) margin	(38.5)%	5.3%	(1.5)%	8.0%
Weighted-average common shares outstanding - diluted	397.5	409.3	396.8	401.4
Adjusted diluted earnings (loss) per share	$(0.48)	$0.17	$(0.07)	$0.55
'
_____________

(1)
Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.

(2)
Represents inventory costs and other charges incurred in connection with the COVID-19 pandemic, primarily consisting $49.9 million of incremental inventory reserves, $35.9 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related, respectively, and $27.6 million of charges related to customer receivables.

(3)
Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.

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

	May 24, 2020	November 24, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,806.9	$1,014.4

Non-GAAP measure:
Total debt, excluding capital leases	$1,806.9	$1,014.4
Cash and cash equivalents	(1,448.2)	(934.2)
Short-term investments in marketable securities	(76.1)	(80.7)
Net debt	$282.6	$(0.5)
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	May 24, 2020	May 26, 2019
	(Dollars in millions)
	(Unaudited)
Total debt, excluding capital leases	$1,806.9	$1,022.6
Last Twelve Months Adjusted EBITDA(1)	$439.7	$726.3
Leverage ratio	4.1	1.4
_____________

(1)	Last Twelve Months Adjusted EBITDA is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
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

	Six Months Ended
	May 24, 2020	May 26, 2019
	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$41.4	$161.8

Non-GAAP measure:
Net cash provided by operating activities	$41.4	$161.8
Underwriter commission paid on behalf of selling stockholders	—	24.9
Purchases of property, plant and equipment	(75.2)	(77.0)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	15.1	13.1
Repurchase of common stock	(56.2)	(3.1)
Repurchase of shares surrendered for tax withholdings on equity awards	(75.6)	(25.5)
Dividend to stockholders	(63.6)	(55.0)
Adjusted free cash flow	$(214.1)	$39.2
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

The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and six-month periods ended May 24, 2020:

	Three Months Ended			Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019	% Increase (Decrease)
	(Dollars in millions)
	(Unaudited)
Total revenues
As reported	$497.6	$1,312.9	(62.1)%	$2,003.7	$2,747.4	(27.1)%
Impact of foreign currency exchange rates	—	(40.6)	*	—	(51.5)	*
Constant-currency net revenues	$497.6	$1,272.3	(60.9)%	$2,003.7	$2,695.9	(25.7)%

Americas
As reported	$282.7	$692.7	(59.2)%	$1,028.3	$1,410.0	(27.1)%
Impact of foreign currency exchange rates	—	(18.3)	*	—	(16.8)	*
Constant-currency net revenues - Americas	$282.7	$674.4	(58.1)%	$1,028.3	$1,393.2	(26.2)%

Europe
As reported	$129.1	$398.3	(67.6)%	$642.0	$863.0	(25.6)%
Impact of foreign currency exchange rates	—	(13.9)	*	—	(24.3)	*
Constant-currency net revenues - Europe	$129.1	$384.4	(66.4)%	$642.0	$838.7	(23.5)%

Asia
As reported	$85.8	$221.9	(61.3)%	$333.4	$474.4	(29.7)%
Impact of foreign currency exchange rates	—	(8.4)	*	—	(10.4)	*
Constant-currency net revenues - Asia	$85.8	$213.5	(59.8)%	$333.4	$464.0	(28.1)%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month and six-month periods ended May 24, 2020.

	Three Months Ended			Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019	% Increase (Decrease)
	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$(205.9)	$81.6	(352.3)%	$(16.6)	$287.9	(105.8)%
Impact of foreign currency exchange rates	—	(5.9)	*	—	(8.7)	*
Constant-currency Adjusted EBIT	$(205.9)	$75.7	(372.0)%	$(16.6)	$279.2	(105.9)%
Constant-currency Adjusted EBIT margin(2)	(41.4)%	5.9%		(0.8)%	10.4%
_____________

(1)	Adjusted EBIT is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.

(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful

Constant-Currency Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share:
The table below sets forth the calculation of Adjusted net income (loss) and Adjusted diluted earnings (loss) per share on a constant-currency basis for comparison periods applicable to the three-month and six-month periods ended May 24, 2020.

	Three Months Ended			Six Months Ended
	May 24, 2020	May 26, 2019	% Increase (Decrease)	May 24, 2020	May 26, 2019	% Increase (Decrease)
	(Dollars in millions, except per share amounts) (Unaudited)
Adjusted net income (loss) (1)	$(191.5)	$69.3	(376.3)%	$(29.1)	$220.2	(113.2)%
Impact of foreign currency exchange rates	—	(4.5)	*	—	(7.1)	*
Constant-currency Adjusted net income (loss)	$(191.5)	$64.8	(395.5)%	$(29.1)	$213.1	(113.7)%
Constant-currency Adjusted net income (loss) margin(2)	(38.5)%	5.1%		(1.5)%	7.9%

Adjusted diluted earnings (loss) per share	$(0.48)	$0.17	(382.4)%	$(0.07)	$0.55	(112.7)%
Impact of foreign currency exchange rates	—	(0.01)	*	—	(0.02)	*
Constant-currency Adjusted diluted earnings (loss) per share	$(0.48)	$0.16	(400.0)%	$(0.07)	$0.53	(113.2)%
_____________

(1)	Adjusted net income (loss) is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted net income (loss) table for more information.

(2)	We define constant-currency Adjusted net income (loss) margin as constant-currency Adjusted net income (loss) as a percentage of constant-currency net revenues.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of May 24, 2020, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2019 Annual Report on Form 10-K, except those changes resulting from borrowing $300 million under our senior secured revolving credit facility and issuing an additional $500 million in aggregate principal amount of 5.00% senior notes due 2025. See Note 4 to the consolidated financial statements included in this report for more information.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K, except for changes related to the adoption of the FASB issued ASU 2016-02, Leases (Topic 842), as described in Note 1 and Note 8 to the consolidated financial statements included in this report.
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

•	the risk of future non-cash asset impairment charges, including to goodwill, operating right-of-use assets and/or other store assets;

•	expected impact from benefits related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020;

•	the impact of the United Kingdom’s withdrawal from the European Union;

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

•
consequences of impacts to the businesses of our wholesale customers, including significant store closures or a significant decline in a wholesale customer's financial condition leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as inability to secure financing, decreased discretionary consumer spending, inconsistent foot and online traffic patterns and an increase in promotional activity as a result of decreased foot and online traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;

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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 24, 2020. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 24, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during the quarter ended May 24, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we have various claims, complaints and pending cases, including contractual matters, facility and employee-related matters, distribution matters, product liability matters, trademark infringement matters, bankruptcy preference matters, and tax and administrative matters. We do not believe any of these pending claims, complaints and legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

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
Risks Relating to Our Business
The novel coronavirus disease (or COVID-19) pandemic is expected to have a material adverse effect on our business and results of operations
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had a material adverse impact on our business and financial performance, and we expect this material adverse impact to continue. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and any resurgences of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While many of our stores are beginning to reopen, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In particular, if there is a resurgence in the COVID-19 pandemic, we may need to again close a significant number of our stores. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to be materially adversely impacted.
In addition, consumer fears about becoming ill with the disease may continue, which has and is likely to continue to adversely affect foot traffic to our and our customers' stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Furthermore, if sales do not meet expectations because of unexpected effects on inventory supply and consumer demand caused by the COVID-19 pandemic, too much inventory may cause excessive markdowns and, therefore, lower than planned gross margins. Any significant reduction in consumer visits to, or spending at, our and our customers' stores, caused by COVID-19, and any decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects.
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
Sales to our top ten wholesale customers accounted for 32% of our total net revenues for the quarter ended May 24, 2020 and 22% for the quarter ended May 26, 2019. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer-including bankruptcy or liquidation-could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation, including Kmart, and our wholesale customer, J.C. Penney are currently undergoing bankruptcy proceedings. Continuing developments will likely adversely affect our sales to these customers, even if they continue operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have a material adverse effect on our business and financial condition.
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

We may be unable to maintain or increase our sales through our third-party distribution channels.
In addition to our brand-dedicated company-operated retail stores and e-commerce sites, our third-party distribution channels include department stores, specialty retailers, mass channel retailers, franchised or other brand-dedicated stores, and shop-in-shops.
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
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. The Trump Administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which entered into force on July 1, 2020.
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
One of our key strategic priorities is to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, franchisee and other brand-dedicated store models. In many locations, we face major, established retail competitors who may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including the closure of stores and decreased foot traffic resulting from the COVID-19 pandemic, could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
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
We face risks arising from restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
We continuously assess opportunities to streamline operations and fuel long-term profitable growth. Future charges related to such actions may harm our profitability in the periods incurred.
On July 7, 2020, we announced that we plan to implement a reduction in workforce in response to the impacts of the COVID-19 pandemic. This action includes the elimination of approximately 15% of our global non-retail and non-manufacturing employee population.
We have incurred and expect to incur charges related to this reduction in workforce during the next 12 to 18 months, which may harm our profitability in the periods incurred.
Implementation of this reduction in workforce, or any similar future restructuring program actions, presents a number of significant risks, including:

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
Because of these and other factors, we cannot predict whether we will fully realize the purpose and anticipated operational benefits or cost savings of any global productivity actions and, if we do not, our business and results of operations may be adversely affected. Additionally, there may be a failure to achieve the anticipated levels of cost savings and efficiency as a result of the reduction in workforce, which could materially and adversely impact our business and results of operations. Furthermore, additional restructuring or reorganization activities may be required in the future.
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
Rising global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (e.g., floods, droughts and severe storms) could, among other things, adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, disrupt retail operations and foot traffic in consumer markets, increase our product costs and impact the types of apparel products that consumers purchase. As a result, the effects of climate change could have short- and long-term impacts on our business and operations.
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
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in our third and fourth fiscal quarters have slightly exceeded those in our first and second fiscal quarters. In addition, our customers and consumers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including the COVID-19 pandemic, general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.
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
As of May 24, 2020, we had $1.8 billion of debt, of which $1.5 billion was unsecured, and we had $447.7 million of additional borrowing capacity under our credit facility. In April 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company drew down $300 million on its senior secured revolving credit facility. The Company subsequently repaid this $300 million draw down in June 2020. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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
The Tax Act also places limitations on businesses' abilities to deduct interest expenses. If our adjusted taxable income were to decrease, we may not be able to fully deduct our interest expenses.
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
In 2018, the Trump Administration announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. The Trump Administration has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the USMCA, which entered into force July 1, 2020. Currently, of the products that we sell in the United States, approximately 7% are manufactured in Mexico and less than 2% are manufactured in China. If the Trump Administration follows through on its proposed China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of July 1, 2020 we had outstanding a total of 64,988,297 shares of Class A common stock and 331,591,158 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
As of May 24, 2020, there were 7,252,388 shares of Class A common stock and 9,710,244 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-

generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)(2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 24, 2020 - March 29, 2020	1,140,752	$16.79	1,140,752	$43,816,520
March 30, 2020 - April 26, 2020	—	—	—	—
April 27, 2020 - May 24, 2020	—	—	—	—
Total	1,140,752	$16.79	1,140,752	$43,816,520
_____________

(1)	In January 2020, our Board authorized a program to repurchase up to $100 million of our Class A common stock with no expiration date. We have suspended our share buyback program until further notice.

(2)	The average price paid per share excludes any broker commissions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-06631	3.2	3/25/2019
4.1	First Supplemental Indenture, dated as of April 17, 2020, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-06631	4.1	4/17/2020
4.2	Registration Rights Agreement, dated as of April 17, 2020, by and between Levi Strauss & Co. and BofA Securities, Inc.	8-K	001-06631	4.2	4/17/2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

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

Date:	July 7, 2020		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)