Form 10-Q
period 2020-08-23
LEVI STRAUSS & CO
filed 2020-10-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 23, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of September 30, 2020, the registrant had 66,461,001 shares of Class A common stock, $0.001 par value per share and 330,721,606 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended:
•our Investor Relations page (https://levistrauss.com/investors/financial-news);
•our Twitter account (https://twitter.com/LeviStraussCo);
•our company blog (https://www.levistrauss.com/unzipped-blog/);
•our Facebook page (https://www.facebook.com/levistraussco/);
•our LinkedIn page (https://www.linkedin.com/company/levi-strauss-&-co-);
•our Instagram page (https://www.instagram.com/levistraussco/); and
•our YouTube channel (https://www.youtube.com/user/levistraussvideo).
The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 23, 2020	November 24, 2019

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,353,042	$934,237
Short-term investments in marketable securities	72,279	80,741
Trade receivables, net of allowance for doubtful accounts of $17,437 and $6,172	543,257	782,846
Inventories:
Raw materials	3,932	4,929
Work-in-process	4,091	3,319
Finished goods	936,311	875,944
Total inventories	944,334	884,192
Other current assets	169,004	188,170
Total current assets	3,081,916	2,870,186
Property, plant and equipment, net of accumulated depreciation of $1,071,260 and $1,054,267	447,869	529,558
Goodwill	263,692	235,788
Other intangible assets, net	48,624	42,782
Deferred tax assets, net	500,701	407,905
Operating lease right-of-use assets, net (Note 1)	985,497	—
Other non-current assets	218,970	146,199
Total assets	$5,547,269	$4,232,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$23,941	$7,621
Accounts payable	461,501	360,324
Accrued salaries, wages and employee benefits	162,866	223,374
Restructuring liabilities (Note 6)	58,009	—
Accrued interest payable	23,832	5,350
Accrued income taxes	29,510	24,050
Accrued sales returns and allowances (Note 1)	172,149	171,113
Short-term operating lease liability (Note 1)	218,098	—
Other accrued liabilities (Note 1)	424,272	375,372
Total current liabilities	1,574,178	1,167,204
Long-term debt	1,543,302	1,006,745
Postretirement medical benefits	59,294	64,006
Pension liability	174,183	193,214
Long-term employee related benefits	93,783	84,957
Long-term income tax liabilities	7,049	10,486
Long-term operating lease liability (Note 1)	852,366	—
Other long-term liabilities	51,843	134,249
Total liabilities	4,355,998	2,660,861
Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 65,810,175 shares and 53,079,235 shares issued and outstanding as of August 23, 2020 and November 24, 2019, respectively; and 422,000,000 Class B shares authorized, 331,312,315 shares and 340,674,741 shares issued and outstanding, as of August 23, 2020 and November 24, 2019, respectively	397	394
Additional paid-in capital	621,432	657,659
Accumulated other comprehensive loss	(487,923)	(404,986)
Retained earnings	1,057,365	1,310,464
Total Levi Strauss & Co. stockholders’ equity	1,191,271	1,563,531
Noncontrolling interest	—	8,026
Total stockholders’ equity	1,191,271	1,571,557
Total liabilities and stockholders’ equity	$5,547,269	$4,232,418

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,063,085	$1,447,081	$3,066,753	$4,194,479
Cost of goods sold	485,687	680,335	1,480,376	1,944,502
Gross profit	577,398	766,746	1,586,377	2,249,977
Selling, general and administrative expenses	484,002	595,528	1,695,072	1,814,949
Restructuring charges, net	1,071	—	68,442	—
Operating income (loss)	92,325	171,218	(177,137)	435,028
Interest expense	(28,437)	(15,292)	(56,337)	(47,962)
Underwriter commission paid on behalf of selling stockholders	—	—	—	(24,860)
Other expense, net	(12,274)	(4,369)	(8,269)	(2,849)
Income (loss) before income taxes	51,614	151,557	(241,743)	359,357
Income tax (benefit) expense	24,565	27,340	(57,932)	60,182
Net income (loss)	27,049	124,217	(183,811)	299,175
Net loss attributable to noncontrolling interest	—	292	—	141
Net income (loss) attributable to Levi Strauss & Co.	$27,049	$124,509	$(183,811)	$299,316
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.07	$0.32	$(0.46)	$0.77
Diluted	$0.07	$0.30	$(0.46)	$0.73
Weighted-average common shares outstanding:
Basic	397,711,322	394,169,688	397,010,522	387,289,913
Diluted	407,677,385	413,639,749	397,010,522	407,844,136

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands) (Unaudited)
Net income (loss)	$27,049	$124,217	$(183,811)	$299,175
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	3,640	3,431	13,844	10,317
Derivative instruments	(63,271)	9,215	(50,068)	23,619
Foreign currency translation gains (losses)	36,915	(6,523)	(1,974)	(11,280)
Unrealized gains on marketable securities	6,104	475	5,313	1,694
Total other comprehensive income (loss), before related income taxes	(16,612)	6,598	(32,885)	24,350
Income taxes benefit (expense) related to items of other comprehensive income (loss)	6,385	(1,568)	4,392	(5,741)
Comprehensive income (loss), net of income taxes	16,822	129,247	(212,304)	317,784
Comprehensive loss (income) attributable to noncontrolling interest	—	68	—	(334)
Comprehensive income (loss) attributable to Levi Strauss & Co.	$16,822	$129,315	$(212,304)	$317,450

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended August 23, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at May 24, 2020	$396	$611,993	$1,030,513	$(477,696)	$—	$1,165,206
Net income	—	—	27,049	—	—	27,049
Other comprehensive loss, net of tax	—	—	—	(10,227)	—	(10,227)
Stock-based compensation and dividends, net	1	11,840	(197)	—	—	11,644
Employee stock purchase plan	—	1,889	—	—	—	1,889
Shares surrendered for tax withholdings on equity awards	—	(4,290)	—	—	—	(4,290)
Balance at August 23, 2020	$397	$621,432	$1,057,365	$(487,923)	$—	$1,191,271

	Nine Months Ended August 23, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557
Net loss	—	—	(183,811)	—	—	(183,811)
Other comprehensive loss, net of tax	—	—	—	(28,493)	—	(28,493)
Stock-based compensation and dividends, net	6	37,460	(224)	—	—	37,242
Employee stock purchase plan	—	6,171	—	—	—	6,171
Repurchase of common stock	(3)	—	(56,240)	—	—	(56,243)
Shares surrendered for tax withholdings on equity awards	—	(79,858)	—	—	—	(79,858)
Changes in ownership of noncontrolling interest	—	—	(8,809)	—	(8,026)	(16,835)
Cumulative effect of adoption of new accounting standards	—	—	59,624	(54,444)	—	5,180
Cash dividends declared ($0.16 per share)	—	—	(63,639)	—	—	(63,639)
Balance at August 23, 2020	$397	$621,432	$1,057,365	$(487,923)	$—	$1,191,271

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

	Three Months Ended August 25, 2019
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at May 26, 2019	$392	$629,703	$1,094,666	$(411,256)	$7,748	$1,321,253
Net income	—	—	124,509	—	(292)	124,217
Other comprehensive income, net of tax	—	—	—	4,806	224	5,030
Stock-based compensation and dividends, net	1	17,930	(86)	—	—	17,845
Balance at August 25, 2019	$393	$647,633	$1,219,089	$(406,450)	$7,680	$1,468,345

	Nine Months Ended August 25, 2019
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459
Net income	—	—	299,316	—	(141)	299,175
Other comprehensive income, net of tax	—	—	—	18,134	475	18,609
Stock-based compensation and dividends, net	3	31,942	(86)	—	—	31,859
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(165)	(2,923)	—	—	(3,088)
Shares surrendered for tax withholdings on equity awards	—	(25,522)	—	—	—	(25,522)
Reclassification from temporary equity in connection with initial public offering	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering	—	56,130	—	—	—	56,130
Cash dividends declared ($0.29 per share)	—	—	(110,000)	—	—	(110,000)
Balance at August 25, 2019	$393	$647,633	$1,219,089	$(406,450)	$7,680	$1,468,345

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 23, 2020	August 25, 2019

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(183,811)	$299,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,997	90,305
Property, plant, equipment, and right-of-use asset impairments	60,968	939
Unrealized foreign exchange losses	5,706	19,625
Realized gains on settlement of forward foreign exchange contracts not designated for hedge accounting	(17,636)	(9,309)
Employee benefit plans’ amortization from accumulated other comprehensive loss and curtailment loss	13,845	10,317
Stock-based compensation	37,242	31,859
Allowance for doubtful accounts	10,697	544
Other, net	6,120	1,897
Benefit from deferred income taxes	(87,871)	(20,352)
Change in operating assets and liabilities, net of effect of acquisition:
Trade receivables	219,779	(21,387)
Inventories	(47,289)	(79,355)
Accounts payable, accrued liabilities, and operating leases, net of right-of-use assets	199,393	(26,541)
Restructuring liabilities	57,762	—
Income tax liabilities	(9,466)	34,918
Accrued salaries, wages and employee benefits and long-term employee related benefits	(82,497)	(88,817)
Other operating assets and liabilities, net	(47,074)	(38,281)
Net cash provided by operating activities	240,865	205,537
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(89,487)	(128,041)
Payments for business acquisition	(54,282)	—
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	17,636	9,309
Payments to acquire short-term investments	(67,458)	(94,702)
Proceeds from sale, maturity and collection of short-term investments	75,863	15,057
Net cash used for investing activities	(117,728)	(198,377)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	502,500	—
Proceeds from senior revolving credit facility	300,000	—
Repayments of senior revolving credit facility	(300,000)	—
Proceeds from short-term credit facilities	8,936	25,259
Repayments of short-term credit facilities	(5,245)	(38,280)
Other short-term borrowings, net	12,980	9,486
Payment of debt issuance costs	(6,459)	—
Proceeds from issuance of Class A common stock	—	254,329
Payments for underwriter commission and other offering costs	—	(19,746)
Proceeds from employee stock purchase plan	6,173	—
Repurchase of common stock	(56,243)	(3,088)
Repurchase of shares surrendered for tax withholdings on equity awards	(79,857)	(25,522)
Payments to noncontrolling interests	(16,090)	—
Dividend to stockholders	(63,639)	(55,000)
Other financing, net	(535)	(643)
Net cash provided by financing activities	302,521	146,795
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,914)	(3,357)
Net increase in cash and cash equivalents and restricted cash	418,744	150,598
Beginning cash and cash equivalents, and restricted cash	934,753	713,698
Ending cash and cash equivalents, and restricted cash	1,353,497	864,296
Less: Ending restricted cash	(455)	(523)
Ending cash and cash equivalents	$1,353,042	$863,773

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$33,255	$21,573
Property, plant and equipment additions due to build-to-suit lease transactions	—	10,861
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38,036	$29,621
Cash paid for income taxes during the period, net of refunds	34,657	80,159
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three and nine months ended August 23, 2020 may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2020.
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
COVID-19 Update
The COVID-19 pandemic has materially impacted the Company's business and results of operations in 2020. Based on our initial estimates of the adverse impacts from the COVID-19 pandemic on the business, $242.0 million in incremental charges were recorded during the second quarter of fiscal 2020. During the three-month period ended August 23, 2020, $11.0 million of net reductions in the charges were recognized, consisting of $7.9 million in reductions of adverse fabric purchase commitments and inventory reserves and $6.6 million in recoveries of receivables previously estimated to be not collectible, offset by incremental restructuring and other costs incurred in response to the global pandemic. On a year-to-date basis, the net $231.0 million in charges consisted of $68.4 million of restructuring charges, COVID-19 related inventory costs of $77.9 million, and charges for customer receivables, asset impairments and other related charges of $84.7 million. For more information on the restructuring charges, refer to Note 6.
Substantially all of our company-operated stores were temporarily closed for varying periods of time throughout the second quarter. At the start of the third quarter, approximately half of our owned and operated retail stores were closed, with the majority reopened by mid-July but, in many cases, with reduced operating hours and occupancy levels. Our wholesale customers, including third-party retailers and franchise partners, have also experienced significant business disruptions, including lower traffic and consumer demand, resulting in decreased shipments to these customers.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

The Company also assessed the impacts of the pandemic on the estimates and assumptions used in preparing these consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, significant uncertainty remains about the duration and extent of the impact of the COVID-19 pandemic and its resulting impact on global economic conditions. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be further materially impacted. See below for areas that required more judgments and estimates as a result of COVID-19.
Inventory Valuation and Adverse Purchase Commitments
The Company values inventory at the lower of cost or net realizable value. Net realizable value is determined by estimating expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences. During the second quarter of 2020, an initial estimate of incremental inventory reserves directly related to the expected impact of COVID-19 on forecasted sales and expected selling prices was recorded. During the third quarter of fiscal 2020 and based on the actual selling prices of reserved products, the COVID-19 related impact on inventory valuation was reduced by $1.8 million. For the nine months ended August 23, 2020, the net COVID-19 related impact on inventory valuation, recognized within cost of goods sold, was $48.1 million.
The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and a charge for estimated adverse purchase commitments was recorded in the second quarter of fiscal 2020. During the third quarter, the Company recorded a net reduction of $6.1 million in its charge for inventory purchase commitments based on updated demand and actual claims received from suppliers. For the nine months ended August 23, 2020, the net charge of $29.8 million was reflected in cost of goods sold in the Company's consolidated statement of operations. As of August 23, 2020, adverse purchase commitments of $32.5 million, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. During the three-month period ended August 23, 2020, the Company recognized a reduction of $6.6 million in COVID-19 related charges, which were initially recorded in the second quarter, primarily due to recoveries of receivables previously estimated to be not collectible. For the nine months ended August 23, 2020, $21.0 million in total COVID-19 related charges were recorded related to accounts receivable including an incremental allowance for doubtful accounts of $8.5 million, and other allowances as a result of changes in customers' financial condition, actual and anticipated bankruptcies and other associated claims.
Long-Lived Assets
The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Expected future cash flows decreased due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends. As a result, during the second quarter of 2020, the Company recorded $54.1 million of non-cash impairment charges, of which $43.0 million and $11.1 million were related to the impairment of certain store right-of-use and other store assets, respectively. An additional $6.3 million was recognized related to other property and equipment. There were no additional impairment charges recorded in the three-month period ended August 23, 2020. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations for the nine-month period ended August 23, 2020.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

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
Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the August 23, 2020 presentation.
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
Share Repurchases
In January 2020, the Company's Board of Directors (the "Board") approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the six months ended May 24, 2020, 3 million shares were repurchased for $56.2 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.73 per share. As of the second quarter of fiscal 2020, the Company has suspended its share buyback program until further notice.
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
Noncontrolling Interest
In January 2020, the Company completed an all cash tender offer for the acquisition of the remaining 16.4% minority interest shares of Levi Strauss Japan K.K.'s common stock for a total purchase price of $13.6 million, plus transaction costs. As a result, Levi Strauss Japan K.K. has become a wholly owned subsidiary. Prior to this transaction, the noncontrolling interest included a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company's Japanese subsidiary.
Changes in Accounting Principles
•In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company elected the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. The Company elected the practical expedient to not separate lease components from nonlease components for all leases. Additionally, the Company made an accounting policy election to keep leases with an initial 12-month term or less off of the balance sheet and recognize these lease payments within the consolidated statements of operations on a straight-line basis over the term of the lease. The Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. The Company adopted this standard in the first quarter of fiscal 2020. Upon adoption, the Company recognized $1.0 billion of total operating lease liabilities and $1.0 billion of operating lease ROU assets, as well as removed $61 million of existing deferred rent liabilities, which was recorded as an offset against the ROU assets. In addition, the Company removed $43 million and $53 million of existing assets and liabilities related to build-to-suit lease arrangements, respectively. The difference of $10 million was recognize in retained earnings as of the date of initial application. The adoption of the standard did not have a material impact on the consolidated statements of operations or consolidated statements of cash flows. Refer to Note 8 for more information on the Company's lease arrangements.
•In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Act enacted on December 22, 2017. The Company adopted this standard in the first quarter of fiscal 2020. As a result of the adoption, a $54.4 million adjustment was included in retained earnings with an offsetting adjustment to accumulated other comprehensive income (loss).
•Effective February 24, 2020, the Company early adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the FASB in January 2017, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The impact of the new standard will depend on the specific facts and circumstances of future individual goodwill impairments, if any.
Recently Issued Accounting Standards
    There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2019 Annual Report on Form 10-K, except for the following:
First Quarter 2021
•In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
First Quarter 2022
•In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

First Quarter 2023
•In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following table presents the Company’s financial instruments that are carried at fair value:

	August 23, 2020			November 24, 2019
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$66,596	$66,596	$—	$49,207	$49,207	$—
Short-term investments in marketable securities	72,279		72,279	80,741	—	80,741
Derivative instruments(3)	6,266	—	6,266	16,323	—	16,323
Total	$145,141	$66,596	$78,545	$146,271	$49,207	$97,064
Financial liabilities carried at fair value
Derivative instruments(3)	9,981	—	9,981	8,123	—	8,123
Total	$9,981	$—	$9,981	$8,123	$—	$8,123
_____________
(1)Fair values estimated using Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities.
(2)Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly, and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. Short-term investments in marketable securities consist of fixed income securities. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.
(3)The Company’s cash flow hedges are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Refer to Note 3 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 23, 2020		November 24, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$1,001,245	$1,024,651	$489,299	$505,757
3.375% senior notes due 2027(1)	565,603	576,759	522,524	556,266
Short-term borrowings	23,954	23,954	7,621	7,621
Total	$1,590,802	$1,625,364	$1,019,444	$1,069,644
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with Euro functional currencies. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in Cost of goods sold for hedges of anticipated inventory purchases and in Net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income (loss). There was no hedge ineffectiveness for the nine months ended August 23, 2020.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

As of August 23, 2020, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $516.4 million were contracts to buy and $176.8 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2022. The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 23, 2020			November 24, 2019
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$2,955	$—	$2,955	$6,149	$—	$6,149
Foreign exchange risk cash flow hedges(2)	—	(8,062)	(8,062)	—	(3,809)	(3,809)
Total	$2,955	$(8,062)		$6,149	$(3,809)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$6,283	$(2,972)	$3,311	$16,323	$(6,149)	$10,174
Forward foreign exchange contracts(2)	8,062	(9,981)	(1,919)	3,813	(8,127)	(4,314)
Total	$14,345	$(12,953)		$20,136	$(14,276)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(563,350)		$—	$(525,255)
_____________
(1)     Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.
(2)    Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

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

	August 23, 2020			November 24, 2019
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$17,300	$(3,997)	$13,303	$21,839	$(10,142)	$11,697
Financial liabilities	(21,015)	3,997	(17,018)	(16,290)	10,142	(6,148)
Total			$(3,715)			$5,549
Embedded derivative contracts
Financial assets	$—	$—	$—	$4,446	$—	$4,446
Financial liabilities	—	—	—	(1,795)	—	(1,795)
Total			$—			$2,651
The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)(1)
	As of August 23, 2020	As of November 24, 2019	Three Months Ended		Nine Months Ended
			August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands)
Foreign exchange risk contracts	$(9,192)	$2,781	$4,446	$869	$9,869	$1,586
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(76,266)	(38,171)	—	—	—	—
Cumulative income taxes	28,212	25,606	—	—	—	—
Total	$(72,420)	$(24,958)
_____________
(1)    Amounts reclassified from AOCI were classified as net revenues and cost of goods sold on the consolidated statements of operations.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

Within the next 12 months, a $8.6 million loss from cash flow hedges is expected to be reclassified from AOCI into net income (loss).
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,325	$(812)	$(270)	$(3,257)
Cost of goods sold	$3,121	$1,681	$10,139	$4,843
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other income, net" in the Company's consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands)
Realized gain	$979	$979	$12,068	$8,739
Unrealized gain (loss)	(11,692)	535	(1,954)	(9,102)
Total	$(10,713)	$1,514	$10,114	$(363)

NOTE 4: DEBT
The following table presents the Company's debt:

	August 23, 2020	November 24, 2019

	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$985,519	$487,632
3.375% senior notes due 2027	557,783	519,113
Total long-term debt	$1,543,302	$1,006,745
Short-term debt
Short-term borrowings	23,941	7,621
Total long-term and short-term debt	$1,567,243	$1,014,366

Senior Notes due 2025
On April 17, 2020, the Company issued an additional $500 million in aggregate principal amount of 5.00% senior notes under the indenture dated April 27, 2015 pursuant to which the Company previously issued $500 million in principal amount of its 5.00% senior notes maturing May 1, 2025 (collectively, the "Senior Notes due 2025"). The Senior Notes due 2025 are treated as a single series and are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The additional notes were issued through an institutional private placement and holders

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

will be able to exchange the additional notes for notes with the same principal amount and with substantially identical terms, except that the notes to be received in exchange will be registered under the Securities Act of 1933, as amended (the “Securities Act”). The additional notes were sold at an offering price equal to 100.50% of their principal amount. The net proceeds after initial purchaser discounts and commissions and offering expenses were approximately $496 million and are being used towards general corporate purposes.
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
Senior Revolving Credit Facility
The Company's unused availability under its senior secured revolving credit facility (the "Credit Facility") was $608.0 million at August 23, 2020, as the Company's total availability of $638.5 million was reduced by $30.5 million of letters of credit and other credit usage allocated under the Credit Facility. In April 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand in response to the pandemic, the Company drew down $300 million on its senior secured revolving credit facility. In June 2020, the Company subsequently repaid this $300 million draw down in full. As detailed in the Credit Facility, additional draws from the Credit Facility, to the extent they exceed certain levels based on the Company’s borrowing base, could create additional restrictions on the Company, including limitations on (i) certain investment activities, (ii) payment of dividends and (iii) prepayment of certain other indebtedness.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 23, 2020 was 4.78% and 4.65%, respectively, as compared to 5.30% and 5.28%, respectively, during the same periods of 2019.
NOTE 5: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands)
Net periodic benefit cost:
Pension benefits	$1,830	$3,975	$5,186	$11,968
Postretirement benefits	509	893	1,528	2,679
Net periodic benefit cost	$2,339	$4,868	$6,714	$14,647

For the three and nine months ended August 23, 2020, total pension plan contributions were $3.2 million and $17.7 million, respectively.
In July 2020, a voluntary lump-sum, cash-out program was offered to vested deferred U.S. pension plan participants. The election window closed on September 4, 2020. Pension plan assets will be utilized to settle pension obligations for the participants that elect to participate in the program. The extent of the funding from the cash-out program exceeds the settlement accounting threshold, and as such, a settlement charge will be recognized when the lump-sum distributions are paid in November, representing the accelerated recognition of actuarial losses held in AOCI.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

NOTE 6: RESTRUCTURING
In April 2020, the Board endorsed a restructuring initiative designed to reduce costs, streamline operations and support agility. On July 7, 2020, the Company announced and began to implement the restructuring initiative, which the Company expects to substantially complete by the middle of fiscal year 2021. The adverse impacts of the COVID-19 pandemic on the Company's business necessitated cost reduction actions while plans to streamline operations continue to be developed.
The initiative includes the elimination of approximately 15% of the Company's global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the three and nine months ended August 23, 2020, the Company recognized restructuring charges of $1.1 million and $68.4 million, respectively, which were recorded on a separate line item in the Company's consolidated statements of operations. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. The Company estimates that it will incur future additional charges related to this restructuring initiative.
The following tables summarize the activities associated with restructuring liabilities for the three and nine months ended
August 23, 2020. In the tables below, "Charges" represents the initial charge related to the restructuring activity, "Payments" consists of cash payments for severance and employee-related benefits, and "Foreign Currency Fluctuations and Other Adjustments" includes foreign currency fluctuations as well as revisions of estimates related to severance and employee-related benefits. As of August 23, 2020, $58.0 million and $3.5 million were classified as restructuring liabilities and other long-term liabilities, respectively, within the Company's consolidated balance sheet.

	Three Months Ended August 23, 2020
	Liabilities(1)	Charges	Payments	Foreign Currency Fluctuations and Other Adjustments	Liabilities(1)
	May 24, 2020				August 23, 2020

	(Dollars in thousands)
Severance and employee-related benefits	$65,878	$550	$(5,138)	$182	$61,472
_____________
(1)    Excludes $1.6 million and $2.1 million, respectively, of pension and postretirement curtailment losses recorded in AOCI as of May 24, 2020 and August 23, 2020.

	Nine Months Ended August 23, 2020
	Liabilities	Charges	Payments	Foreign Currency Fluctuations and Other Adjustments	Liabilities(1)
	November 24, 2019				August 23, 2020

	(Dollars in thousands)
Severance and employee-related benefits	$—	$66,428	$(5,138)	$182	$61,472
_____________
(1)    Excludes $2.1 million of pension and postretirement curtailment losses recorded in AOCI as of August 23, 2020.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

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
Other Contingencies
Litigation. In the ordinary course of business, the Company has various claims, complaints and pending cases, including contractual matters, facility and employee-related matters, distribution matters, product liability matters, intellectual property matters, bankruptcy preference matters, and tax and administrative matters. The Company establishes loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of August 23, 2020, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of these pending claims, complaints and legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
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
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and a charge for estimated adverse purchase commitments was recorded in the second quarter of fiscal 2020. During the third quarter, the Company recorded a net reduction of $6.1 million in its charge for inventory purchase commitments based on updated demand and actual claims received from suppliers. For the nine months ended August 23, 2020, the net charge of $29.8 million was reflected in cost of goods sold in the Company's consolidated statement of operations. As of August 23, 2020, adverse purchase commitments of $32.5 million, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

NOTE 8: LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date on which the Company takes possession of or controls the physical use of the asset. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rates, which are based on the information available at commencement date, are used to determine the present value of future lease payments unless the implicit rate is readily determinable. As of and for the three and nine months ended August 23, 2020, finance leases were not a material component of the Company's lease portfolio. Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. Right-of-use assets are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation.
Lease expense is recognized in SG&A within the Company's consolidated statements of operations, based on the underlying nature of the leased asset. For the three and nine months ended August 23, 2020, lease expense primarily consisted of operating lease costs of $70.9 million and $229.3 million, respectively, including $4.0 million and $31.5 million, respectively, primarily related to variable lease costs and an immaterial amount of short-term lease costs.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Company's consolidated balance sheets.

August 23, 2020(1)

(Dollars in thousands)
2020	$67,251
2021	242,695
2022	207,118
2023	166,182
2024	134,646
Thereafter	324,909
Total undiscounted future cash flows related to lease payments	1,142,801
Less: Interest	72,337
Present value of lease liabilities	$1,070,464
_____________
(1)     Excludes $7.7 million of future operating lease payments for lease agreements signed but not yet commenced.
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

August 23, 2020
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	2.26%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

The table below includes supplemental cash and non-cash information related to operating leases:

August 23, 2020

(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$176,744
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	$111,151
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
NOTE 9: DIVIDEND
Dividends are declared at the discretion of the Board. In January and April 2020, the Company declared quarterly cash dividends of $0.08 per share to holders of record of its Class A and Class B common stock. Dividends in the amount of $63.6 million were paid during the nine months ended August 23, 2020. The Company determined not to declare dividends in the third and fourth fiscal quarters of 2020.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	August 23, 2020	November 24, 2019	August 25, 2019

	(Dollars in thousands)
Pension and postretirement benefits	$(257,676)	$(220,859)	$(221,278)
Derivative instruments	(72,420)	(24,958)	(21,705)
Foreign currency translation losses	(169,024)	(155,841)	(157,980)
Unrealized gains on marketable securities	11,197	6,288	4,291
Accumulated other comprehensive loss	(487,923)	(395,370)	(396,672)
Accumulated other comprehensive income attributable to noncontrolling interest(1)	—	9,616	9,778
Accumulated other comprehensive loss attributable to Levi Strauss & Co.	$(487,923)	$(404,986)	$(406,450)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended August 23, 2020 (1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$404,529	$222,777	$41,484	$668,790
Direct-to-consumer	145,269	167,596	81,430	394,295
Total net revenues	$549,798	$390,373	$122,914	$1,063,085

	Nine Months Ended August 23, 2020 (1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,071,835	$569,918	$204,087	$1,845,840
Direct-to-consumer	506,271	462,421	252,221	1,220,913
Total net revenues	$1,578,106	$1,032,339	$456,308	$3,066,753
_____________
(1)For the three-month and nine-month periods ended August 23, 2020, net revenues from both channels were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter when the majority of company-operated and wholesale customer doors were temporarily closed. See Note 1 for more information.

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
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 23, 2020 and November 24, 2019

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

NOTE 12: OTHER EXPENSE, NET
The following table summarizes significant components of "Other expense, net":

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$(10,712)	$1,514	$10,114	$(363)
Foreign currency transaction losses(2)	(3,052)	(6,671)	(25,138)	(9,634)
Interest income	1,547	4,986	7,685	12,644
Investment income	501	493	1,244	1,506
Other, net	(558)	(4,691)	(2,174)	(7,002)
Total other expense, net	$(12,274)	$(4,369)	$(8,269)	$(2,849)
_____________
(1)Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Losses in the three-month period ended August 23, 2020 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, Canadian Dollar and Australian Dollar. Gains in the nine-month period ended August 23, 2020 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and Mexican Peso, partially offset by unfavorable position on the British Pound.
(2)Foreign currency transaction losses reflect the impact of foreign currency fluctuations on the Company's foreign currency denominated balances. Losses in the three-month and nine-month periods ended August 23, 2020 were primarily due to the weakening of most major currencies against the US dollar. Losses in the three-month and nine-month periods ended August 25, 2019 were primarily due to the weakening of the Euro against the US dollar.
NOTE 13: INCOME TAXES
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect income taxes, including temporary five-year net operating loss carryback provisions and a modification of interest deduction limitations.
The Company's effective income tax rate for the three months ended August 23, 2020 was 47.6% and reflects a $24.6 million income tax expense recorded on $51.6 million of pre-tax income. The effective income tax rate for the three months ended August 25, 2019 was 18.0% and reflects a $27.3 million income tax expense recorded on $151.6 million of pre-tax income. The increase in the effective tax rate in the quarter was primarily the result of a decline in the annual effective tax rate which was driven by a $7.1 million reduction in the tax benefit for losses carried back under the CARES Act. The Company initially recorded a tax benefit related to the CARES Act in the second quarter and such amount was updated during the three months ended August 23, 2020.
The effective income tax rate for the nine months ended August 23, 2020 was 24.0% and reflects a $57.9 million income tax benefit recorded on $241.7 million of pre-tax losses. The effective income tax rate for the nine months ended August 25, 2019 was 16.7% and reflects a $60.2 million income tax expense recorded on $359.4 million of pre-tax income. The increase in the effective tax rate was primarily driven by discrete tax benefits of $22.0 million attributable to employees exercising stock-based equity awards in 2020 and $1.9 million related to net operating loss carryback provisions under the CARES Act. These were partially offset by valuation allowance charges in 2020 of $17.7 million on deferred tax assets that are not more likely than not to be realized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

NOTE 14: EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Levi Strauss & Co.	$27,049	$124,509	$(183,811)	$299,316
Denominator:
Weighted-average common shares outstanding - basic	397,711,322	394,169,688	397,010,522	387,289,913
Dilutive effect of stock awards	9,966,063	19,470,061	—	20,554,223
Weighted-average common shares outstanding - diluted	407,677,385	413,639,749	397,010,522	407,844,136
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.07	$0.32	$(0.46)	$0.77
Diluted	$0.07	$0.30	$(0.46)	$0.73
Anti-dilutive securities excluded from calculation of diluted earnings (loss) per share attributable to common stockholders	3,214,295	—	—	—
Diluted net earnings (loss) per common share attributable to Levi Strauss & Co. for the nine months ended August 23, 2020 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were 25.8 million shares for the nine months ended August 23, 2020.
NOTE 15: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, and Marc Rosen, Executive Vice President and President of Levi Strauss Americas, are members of the Board of Directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three-month and nine-month periods ended August 23, 2020, the Company donated $0.4 million and $9.5 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $9.3 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 23, 2020

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 23, 2020(1)	August 25, 2019	August 23, 2020(1)	August 25, 2019

	(Dollars in thousands)
Net revenues:
Americas	$549,798	$770,817	$1,578,106	$2,180,779
Europe	390,373	463,258	1,032,339	1,326,303
Asia	122,914	213,006	456,308	687,397
Total net revenues	$1,063,085	$1,447,081	$3,066,753	$4,194,479
Operating income (loss):
Americas	$92,294	$151,558	$178,585	$376,845
Europe	87,611	102,911	152,290	283,244
Asia	(23,301)	17,410	(19,132)	77,438
Regional operating income (loss)	156,604	271,879	311,743	737,527
Corporate:
Restructuring	1,071	—	68,442	—
Other corporate staff costs and expenses(2)	63,208	100,661	420,438	302,499
Corporate expenses	64,279	100,661	488,880	302,499
Total operating income (loss)	92,325	171,218	(177,137)	435,028
Interest expense	(28,437)	(15,292)	(56,337)	(47,962)
Underwriter commission paid on behalf of selling stockholders	—	—	—	(24,860)
Other income, net	(12,274)	(4,369)	(8,269)	(2,849)
Income (loss) before income taxes	$51,614	$151,557	$(241,743)	$359,357
_____________
(1)For the three-month and nine-month periods ended August 23, 2020, the Company's business and results of operations were impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter as most company-operated and wholesale customer doors were temporarily closed. Refer to Note 1 for more information.
(2)Corporate staff costs and expenses for the three-month and nine-month periods ended August 23, 2020 includes incremental COVID-19 related charges that management does not attribute to any of the regional segments in order to provide increased transparency and comparability of regional performance.
During the three-month period ended August 23, 2020, the Company recognized a $1.8 million reduction in incremental inventory reserves related to the Europe regional segment and charges for adverse fabric purchase commitments of $2.0 million related to the Asia regional segment. Recoveries of doubtful accounts of $6.6 million was recognized, of which $6.3 million and $0.3 million, were related to the Europe and Asia regional segments, respectively.
During the nine-month period ended August 23, 2020, the Company recognized $48.1 million of incremental inventory reserves of which $28.8 million, $11.7 million and $7.6 million were related to the Americas, Europe and Asia regional segments, respectively, and charges for adverse fabric purchase commitments of $2.0 million related to the Asia regional segment. Net charges related to incremental allowance for doubtful accounts of $8.5 million were recognized, of which $6.3 million and $2.2 million were related to the Americas and Europe regional segments, respectively. Additionally, the Company recognized $54.1 million in impairment of long-lived assets related to certain retail locations, of which $48.6 million, $3.7 million and $1.8 million, were related to the Americas, Europe and Asia regional segments, respectively. Refer to Note 1 for additional information.

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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 23, 2020, our products were sold in over 50,000 retail locations in more than 110 countries, including approximately 3,100 brand-dedicated stores and shop-in-shops. As of August 23, 2020, we had 1,024 company-operated stores located in 36 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners. Due to the COVID-19 pandemic, approximately half of our owned and operated retail stores were closed as of the beginning of the quarter, with the majority reopening by mid-July. See “Impact of COVID-19 on our Business” below.
Our Europe and Asia businesses, collectively, contributed 49% of our net revenues and 43% of our regional operating income in the first nine months of 2020, as compared to 48% of our net revenues and 49% of our regional operating income in the same period in 2019. Sales of Levi’s brand products represented 87% of our total net sales in the first nine months of both 2020 and 2019.
Our wholesale channel generated 60% and 63% of our net revenues in the first nine months of 2020 and 2019, respectively. Our DTC channel generated 40% and 37% of our net revenues in the first nine months of 2020 and 2019, respectively, with sales through our company operated e-commerce sites representing 22% and 13% of DTC channel net revenues in the first nine months of 2020 and 2019 and 9% and 5% of total net revenues in the first nine months of 2020 and 2019, respectively.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has materially impacted our business operations and results of operations in 2020. Based on our initial estimates of the adverse impacts from the COVID-19 pandemic on the business, $242.0 million in incremental charges were recorded in the second quarter of fiscal 2020. During the three-month period ended August 23, 2020, $11.0 million of net reductions in the charges were recognized, consisting of $7.9 million of reductions in adverse fabric purchase commitments and inventory reserves and $6.6 million in recoveries of receivables previously estimated to be not collectible, offset by incremental restructuring and other costs incurred in response to the global pandemic. On a year-to-date basis, the net $231.0 million consisted of $68.4 million of restructuring charges, COVID-19 related inventory costs of $77.9 million and other charges for customer receivables, asset impairments and other related charges of $84.7 million. For more information on the restructuring charges and COVID-19 related inventory costs and other charges refer to Note 6 and Note 1, respectively, to the consolidated financial statements included in this report.
Substantially all of our company-operated stores were temporarily closed for varying periods of time throughout the second quarter. At the start of the third quarter, approximately half of our owned and operated retail stores were closed, with the majority reopened by mid-July but, in many cases, with reduced operating hours and occupancy levels. Our wholesale customers, including third-party retailers and franchise partners, have also experienced significant business disruptions, including lower traffic and consumer demand, resulting in decreased shipments to these customers.
Our e-commerce business grew approximately 52% during the third quarter, as consumer spending continued to shift towards online shopping experiences due to the changing retail landscape as a result of the global pandemic. Our global digital business, which includes our e-commerce site as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only wholesalers) grew to represent approximately 24% of our total net revenues in the third quarter of fiscal 2020, versus approximately 12% of our net revenues in the third quarter of fiscal 2019.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. We have closed many of our corporate offices and other facilities, and have implemented a work from home policy for many of our corporate employees. As we reopen our company-operated retail stores, we follow internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, including continuous cleaning in our stores and limiting the number of shoppers to allow for social distancing.
While many retail stores have reopened and government restrictions have been removed or lightened, the ultimate impact of the COVID-19 pandemic remains highly uncertain, and our business operations and results of operations, including our net revenues, earnings and cash flows, could be adversely impacted for the balance of 2020, and beyond, including as a result of:
•Risk of future additional temporary closure of our owned and operated retail stores globally as well as the doors owned by our wholesale customers, including third-party retailers and franchise partners;
•Decreased foot traffic in retail stores;
•Decreased consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
•Decreased wholesale channel sales and increased likelihood of wholesale customer failure;
•Increased inventory, inventory write-downs and the sale of excess inventory at discounted prices;
•Disruption to the supply chain caused by distribution and other logistical issues;
•Decreased productivity due to travel bans, work-from-home policies or shelter-in-place orders; and
•A slowdown in the U.S. or global economy and uncertain global economic outlook or a credit crisis.

2020 Restructuring
In April 2020, our Board of Directors (the "Board") endorsed a restructuring initiative designed to reduce costs, streamline operations and support agility. On July 7, 2020, we announced and began to implement this restructuring initiative, which we expect to be substantially complete by the middle of fiscal year 2021. The adverse impacts of the COVID-19 pandemic on our business necessitated cost reduction actions while plans to streamline operations continue to be developed.
The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the three-month and nine-month periods ended August 23, 2020, we recognized restructuring charges of $1.1 million and $68.4 million, respectively, which are on a separate line item in our consolidated statements of operations. Within the consolidated balance sheet as of August 23, 2020, we had $58.0 million and $3.5 million in restructuring liabilities and other long-term liabilities, respectively, and an immaterial amount of pension and postretirement curtailment losses was recorded in accumulated other comprehensive income. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. During the three and nine months ended August 23, 2020, $5.1 million in payments were made and cash payments for charges recognized to date are expected to continue through 2021. We expect that we will incur future additional charges related to this restructuring initiative.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic, that are impacting our business include the following:
•A complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and convenience with the off-price retail channel remaining strong and increased expectations for real-time delivery.
•The diversification of our business model across regions, channels, brands, and categories affects our gross margin. For example, if our sales in higher gross margin business regions, channels, brands and categories grow at a faster rate than in our lower gross margin business regions, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in Europe is generally higher than in our other two regional operating segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new products categories, may also impact our future gross margin.
•More competitors are seeking growth globally, thereby increasing competition across regions. Some of these competitors are entering markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.
•Wholesaler/retailer dynamics and wholesale channels remain challenged by mixed growth prospects due to increased competition from e-commerce shopping, pricing transparency enabled by the proliferation of online technologies, and vertically-integrated specialty stores. Retailers, including our top customers, have in the past and may in the future decide to consolidate, undergo restructurings or rationalize their stores, which could result in a reduction in the number of stores that carry our products.
•Many apparel companies that have traditionally relied on wholesale distribution channels have invested in expanding their own retail store and e-commerce distribution and consumer-facing technologies, which has increased competition in the retail market.
•Competition for, and price volatility of, resources throughout the supply chain have increased, causing us and other apparel manufacturers to continue to seek alternative sourcing channels and create new efficiencies in our global supply chain. Trends affecting the supply chain include the proliferation of lower-cost sourcing alternatives, resulting in reduced barriers to entry for new competitors, and the impact of fluctuating prices of labor and raw materials as well as the consolidation of suppliers. Trends such as these can bring additional pressure on us and other wholesalers and retailers to shorten lead-times, reduce costs and raise product prices.

•Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, British Pound and Mexican Peso, will impact our financial results, affecting translation, revenue, operating margins and net income.
•The current environment has introduced greater uncertainty with respect to potential tax and trade regulations. The current domestic and international political environment, including changes to other U.S. policies related to global trade, tariffs and sanctions, have resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
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
Our Third Quarter 2020 Results

•Net revenues. Consolidated net revenues decreased 26.5% on a reported basis and 25.7% on a constant-currency basis compared to the third quarter of 2019. The decrease was primarily due to the impacts of the COVID-19 pandemic which included reduced traffic and ongoing closures of company-operated and third-party retail locations for portions of the quarter and in certain markets.
•Operating income. We recognized consolidated operating income of $92.3 million, compared to operating income of $171.3 million in the third quarter of 2019. The decrease was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses primarily reflecting the cost-reduction initiatives started in the second quarter.
•Adjusted EBIT. Adjusted EBIT was $84.2 million compared to Adjusted EBIT of $176.4 million in the third quarter of 2019, as a result of cost-reduction initiatives and higher gross margin.
•Diluted earnings per share. Diluted earnings per share were $0.07 compared to diluted earnings per share of $0.30 in the third quarter of 2019.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $0.08 compared to adjusted diluted earnings per share of $0.31 in the third quarter of 2019.
Our Year-to-Date 2020 Results
•Net revenues. Consolidated net revenues decreased 26.9% on a reported basis and 25.7% on a constant-currency basis compared to the first nine months of 2019. The decrease was primarily due to the impact of widespread temporary closures of our company-operated and third-party customer retail locations, particularly in the second quarter of 2020, as a result of the COVID-19 pandemic partially offset by higher net revenues in the first quarter of 2020 as compared to the first quarter of 2019.
•Operating loss. We recognized a consolidated operating loss of $177.1 million, compared to operating income of $435.1 million in the first nine months of 2019. The decrease was primarily due to adverse impacts of the COVID-19 pandemic, including the recognition of $68.4 million of net restructuring charges and $162.6 million of net COVID-19 related inventory costs and other charges.
•Adjusted EBIT. Adjusted EBIT was $67.7 million for the first nine months of 2020 compared to Adjusted EBIT of $464.3 million for the first nine months of 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic, partially offset by higher net revenues and gross margin expansion in the first quarter of 2020 as compared to the first quarter of 2019.
•Diluted loss per share. Diluted loss per share was $0.46 compared to diluted earnings per share of $0.73 in the third quarter of 2019.
•Adjusted diluted loss per share. Adjusted diluted loss per share was $0.01 compared to adjusted diluted earnings per share of $0.85 in the third quarter of 2019.

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters. Each quarter of fiscal years 2020 and 2019 consists of 13 weeks, with the exception of the fourth quarter of 2020, which consists of 14 weeks.
Due to the impact of the COVID-19 pandemic, our results of operations for the three-month and nine-month periods ended August 23, 2020 are not necessarily indicative of those for a full fiscal year.
Segments.    We manage our business according to three regional segments: the Americas, Europe and Asia. Our Asia segment includes the Middle East and Africa.
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•Net revenues comprise net sales and licensing revenues. Net sales include sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores and shop-in-shops located within department stores and other third-party locations, as well as company-operated e-commerce sites. Net revenues include discounts, allowances for estimated returns and incentives. Licensing revenues, which include revenues from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees, are earned and recognized as products are sold by licensees based on royalty rates as set forth in the applicable licensing agreements.
•Cost of goods sold primarily comprises product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers and the cost of operating our remaining manufacturing facilities, including the related depreciation expense. On both a reported and constant-currency basis, cost of goods sold reflects the transactional currency impact resulting from the purchase of products in a currency other than the functional currency.
•Selling expenses include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our e-commerce operations.
•We reflect substantially all distribution costs in SG&A, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

Results of Operations for Three and Nine Months Ended August 23, 2020, as Compared to Comparable Periods in 2019
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,063.1	$1,447.1	(26.5)%	100.0%	100.0%	$3,066.8	$4,194.5	(26.9)%	100.0%	100.0%
Cost of goods sold	485.7	680.3	(28.6)%	45.7%	47.0%	1,480.4	1,944.5	(23.9)%	48.3%	46.4%
Gross profit	577.4	766.8	(24.7)%	54.3%	53.0%	1,586.4	2,250.0	(29.5)%	51.7%	53.6%
Selling, general and administrative expenses	484.0	595.5	(18.7)%	45.5%	41.2%	1,695.1	1,814.9	(6.6)%	55.3%	43.3%
Restructuring charges, net	1.1	—	—	0.1%	—	68.4	—	—	2.2%	—
Operating income (loss)	92.3	171.3	(46.1)%	8.7%	11.8%	(177.1)	435.1	(140.7)%	(5.8)%	10.4%
Interest expense	(28.4)	(15.3)	85.6%	(2.7)%	(1.1)%	(56.3)	(48.0)	17.3%	(1.8)%	(1.1)%
Underwriter commission paid on behalf of selling stockholders	—	—	—	—	—	—	(24.9)	(100.0)%	—	(0.6)%
Other expense, net	(12.3)	(4.4)	179.6%	(1.2)%	(0.3)%	(8.3)	(2.8)	196.4%	(0.3)%	(0.1)%
Income (loss) before income taxes	51.6	151.6	(66.0)%	4.9%	10.5%	(241.7)	359.4	(167.3)%	(7.9)%	8.6%
Income tax (benefit) expense	24.6	27.4	(10.2)%	2.3%	1.9%	(57.9)	60.2	(196.2)%	(1.9)%	1.4%
Net income (loss)	27.0	124.2	(78.3)%	2.5%	8.6%	(183.8)	299.2	(161.4)%	(6.0)%	7.1%
Net loss attributable to noncontrolling interest	—	0.3	(100.0)%	—	—	—	0.1	(100.0)%	—	—
Net income (loss) attributable to Levi Strauss & Co.	$27.0	$124.5	(78.3)%	2.5%	8.6%	$(183.8)	$299.3	(161.4)%	(6.0)%	7.1%
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.07	$0.32	(78.1)%	*	*	$(0.46)	$0.77	(159.7)%	*	*
Diluted	$0.07	$0.30	(76.7)%	*	*	$(0.46)	$0.73	(163.0)%	*	*
Weighted-average common shares outstanding:
Basic	397.7	394.2	0.9%	*	*	397.0	387.3	2.5%	*	*
Diluted	407.7	413.6	(1.4)%	*	*	397.0	407.8	(2.6)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 23, 2020	August 25, 2019	As Reported	Constant Currency	August 23, 2020	August 25, 2019	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Americas	$549.8	$770.8	(28.7)%	(27.2)%	$1,578.1	$2,180.8	(27.6)%	(26.5)%
Europe	390.4	463.3	(15.7)%	(16.6)%	1,032.4	1,326.3	(22.2)%	(21.0)%
Asia	122.9	213.0	(42.3)%	(40.9)%	456.3	687.4	(33.6)%	(32.1)%
Total net revenues	$1,063.1	$1,447.1	(26.5)%	(25.7)%	$3,066.8	$4,194.5	(26.9)%	(25.7)%

Total net revenues decreased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 23, 2020, as compared to the same prior-year periods.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region decreased for the three-month and nine-month periods ended August 23, 2020, with currency translation affecting net revenues unfavorably by approximately $16 million and $33 million, respectively.
The decrease in net revenues for the three-month period ended August 23, 2020 was driven by lower revenues across both our wholesale and DTC channels, due to the continued adverse impact of the COVID-19 pandemic. The decrease in wholesale revenues was primarily due to the temporary closures of third-party retail locations, most of which were closed at the start of the quarter but began to reopen in June. These declines were partially offset by increases in Levi's and Signature products sold to traditional and digital wholesale customers that remained open, either through their retail locations, or e-commerce sites.
The decrease in our DTC channel was due to the temporary closures of our company-operated stores as approximately 25% of the store network were open at the beginning of the quarter, with most reopening by mid-July, although operating under reduced hours and occupancy levels. As of August 23, 2020, approximately 92% of our company-operated stores in the region were open and our store network had 73 more stores in operation versus the third quarter of 2019. The decrease in net revenues was partially offset by an increase in our e-commerce revenue due to increased traffic to our site, as consumer spending continued to shift towards online shopping.
The decrease in net revenues for the nine-month period ended August 23, 2020 was primarily due to the COVID-19 impacts in the second and third quarters partially offset by first quarter growth in DTC net revenues and the inclusion of non-comparable net revenues from the week of Black Friday in the 2020 period.
Europe.    Net revenues in Europe decreased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 23, 2020. Currency translation had a favorable impact on net revenues of approximately $5 million and an unfavorable impact of approximately $20 million for the three-month and nine-month periods ended August 23, 2020, respectively.
Net revenues decreased for the three-month period ended August 23, 2020 driven by lower revenue across both channels as a result of the continued adverse impact of COVID-19. Wholesale revenue declined due to the impact of the temporary closure of our wholesale customer's retail locations and lower traffic even after government lockdown measures ended, partially offset by significant growth in shipments to digital wholesale customers. The decrease in our DTC channel revenue was due to the impact of the temporary closures and lower traffic once our stores reopened under reduced operating hours and occupancy levels. At the beginning of the quarter, approximately 30% of our company-operated stores in the region were open, with the majority of stores reopening by mid to late June. As of August 23, 2020, approximately 99% of our company-operated stores in the region were open and our store network had 28 more stores in operation versus the end of the third quarter of 2019. E-commerce revenue had strong growth during the quarter as a result of increased traffic and higher conversion, as consumer spending continued to shift towards online shopping due to the global pandemic.
The decrease in net revenues for the nine-month period ended August 23, 2020 was primarily due to the COVID-19 impacts in the second and third quarters partially offset by first quarter growth across channels driven by increased demand from our wholesale customers as well as expansion within our company-operated retail network, and the inclusion of non-comparable revenue from the week of Black Friday in the 2020 period.
Asia.    Net revenues in Asia decreased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 23, 2020, with currency affecting net revenues unfavorably by approximately $5 million and $15 million, respectively.
The decrease in net revenues for the three-month period ended August 23, 2020 was driven by the continued adverse impact from the COVID-19 pandemic across both channels and most markets. Government imposed lockdowns continued to impact our wholesale customer retail locations across the region, particularly in India where several states remained in government mandated lockdown throughout the third quarter. As a result, our India market declined $51.1 million. Our DTC channel revenue decreased, despite approximately 85% of our company-operated stores being open at the start of the quarter, due to lower traffic and restrictions on operating hours and occupancy. The decline in DTC revenue was partially offset by growth in e-commerce revenue. As of August 23, 2020, approximately 97% of our company-operated stores in the region were open and our store network had 35 more stores in operation versus the third quarter of 2019.
The decrease in net revenues for the nine-month period ended August 23, 2020 was primarily due to the impact from the COVID-19 pandemic in the second and third quarters partially offset by first quarter growth in our wholesale business.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,063.1	$1,447.1	(26.5)%	$3,066.8	$4,194.5	(26.9)%
Cost of goods sold	485.7	680.3	(28.6)%	1,480.4	1,944.5	(23.9)%
Gross profit	$577.4	$766.8	(24.7)%	$1,586.4	$2,250.0	(29.5)%
Gross margin	54.3%	53.0%		51.7%	53.6%

Currency translation unfavorably impacted gross profit by approximately $6 million and $33 million for the three-month and nine-month periods ended August 23, 2020, respectively.
For the three-month period ended August 23, 2020, the increase in gross margin was primarily due to the $7.9 million in reductions in COVID-19 related inventory charges, largely related to reductions in our estimate of adverse fabric purchase commitments. Of the 1.3 percentage-point increase, 0.7 percentage-points were attributable to reduction in COVID-19 related charges, and the remaining 0.6 percentage-points were primarily due to price increases and a higher proportion of sales in our DTC channel, which has higher margins.
The decrease in gross margin for the nine-month period ended August 23, 2020 was primarily due to COVID-19 related charges, which included the recognition of incremental inventory reserves of $48.1 million and adverse fabric purchase commitments of $29.8 million which decreased gross margin by 2.5 percentage points. These adverse impacts were partially offset by price increases implemented in the second half of the prior year across all three regions and both channels coupled with first quarter revenue growth within our company-operated retail network, including the benefit of a Black Friday week.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$234.7	$268.3	(12.5)%	22.1%	18.5%	$760.3	$815.8	(6.8)%	24.8%	19.4%
Advertising and promotion	56.4	80.3	(29.8)%	5.3%	5.5%	217.8	267.3	(18.5)%	7.1%	6.4%
Administration	71.2	101.7	(30.0)%	6.7%	7.0%	239.9	307.9	(22.1)%	7.8%	7.3%
Other	125.8	145.2	(13.4)%	11.8%	10.0%	393.2	423.9	(7.2)%	12.8%	10.1%
COVID-19 related charges	(4.1)	—	—	(0.4)%	—	83.9	—	—	2.7%	—
Total SG&A	$484.0	$595.5	(18.7)%	45.5%	41.2%	$1,695.1	$1,814.9	(6.6)%	55.3%	43.3%

Currency translation impacted SG&A favorably by approximately $4 million and $22 million for the three-month and nine-month periods ended August 23, 2020, respectively.
Selling.   Currency translation impacted selling expenses favorably by approximately $2 million and $12 million for the three-month and nine-month periods ended August 23, 2020, respectively. For the three-month and nine-month periods ended August 23, 2020, lower selling expenses primarily reflected decreased costs due to the temporary closure of our company-operated retail stores as well as cost-savings actions. For the three-month and nine-month periods ended August 23, 2020, selling expenses as a percentage of net revenues increased due to the adverse impact of the COVID-19 pandemic on revenues, offset in part by cost reductions implemented during the quarter.
Advertising and promotion. Currency translation impacted advertising and promotion expenses favorably by approximately $2 million and $5 million for the three-month and nine-month periods ended August 23, 2020, respectively. The decrease in advertising and promotion expenses for the three-month and nine-month periods ended August 23, 2020 is due to our decision to reduce spending in response to COVID-19 in the channels most affected by the economic shutdown.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the three-month period and had a favorable impact of approximately $2 million for the nine-month period ended August 23, 2020. The decrease in administration costs for the three-month and nine-month periods ended August 23, 2020 is largely due to lower employee incentive costs as well as cost reductions implemented in response to COVID-19.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on SG&A other costs for the three-month period and had a favorable impact of approximately $3 million for the nine-month period ended August 23, 2020, respectively.
For the three-month and nine-month periods ended August 23, 2020 the decrease in other costs was primarily due to lower distribution expenses attributable to reduced sales volume as well as cost reductions implemented in response to COVID-19. In the nine-month period ended August 23, 2020, the decrease in other costs was partially offset with information technology expenses, which reflect our strategic investment in expanding our omni-channel capabilities as well as initial investments in a new enterprise resource planning system.
COVID-19 related charges.   COVID-19 related charges consist of incremental charges as a result of COVID-19 related business disruptions, including asset impairment and other charges. During the three-month period ended August 23, 2020, we recognized a net reduction of $4.1 million in COVID-19 related charges, primarily due to recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic.

During the nine-month period ended August 23, 2020, we recognized $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Additional charges of $21.0 million relate to customer receivables, including provisions and other allowances as a result of changes in their financial condition of $8.5 million and actual and anticipated bankruptcies and other associated claims of $12.5 million. The remainder relates to incremental costs incurred in response to the global pandemic.
Restructuring charges, net
For the three-month and nine-month periods ended August 23, 2020, we recognized restructuring charges of $1.1 million and $68.4 million, respectively, consisting primarily of severance and other post-employment benefits. See “- Overview - 2020 Restructuring” above for more information.
Operating income (loss)
The following table shows operating income (loss) by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020		August 25, 2019		August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020		August 25, 2019
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income (loss):
Americas	$92.3	$151.6	(39.1)%	16.8%		19.7%		$178.6	$376.9	(52.6)%	11.3%		17.3%
Europe	87.6	102.9	(14.9)%	22.4%		22.2%		152.3	283.2	(46.2)%	14.8%		21.4%
Asia	(23.3)	17.4	(233.9)%	(19.0)%		8.2%		(19.1)	77.4	(124.7)%	(4.2)%		11.3%
Total regional operating income (loss)	156.6	271.9	(42.4)%	14.7%	*	18.8%	*	311.8	737.5	(57.7)%	10.2%	*	17.6%	*
Corporate:
Restructuring charges, net	1.1	—	—	0.1%	*	—	*	68.4	—	—	2.2%	*	—	*
Other corporate staff costs and expenses	63.2	100.6	(37.2)%	5.9%	*	7.0%	*	420.5	302.4	39.1%	13.7%	*	7.2%	*
Corporate expenses	64.3	100.6	(36.1)%	6.0%	*	7.0%	*	488.9	302.4	61.7%	15.9%	*	7.2%	*
Total operating income (loss)	$92.3	$171.3	(46.1)%	8.7%	*	11.8%	*	$(177.1)	$435.1	(140.7)%	(5.8)%	*	10.4%	*
Operating margin	8.7%	11.8%						(5.8)%	10.4%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income (loss) by approximately $2 million and $11 million for the three-month and nine-month periods ended August 23, 2020, respectively.
Regional operating income (loss).
•Americas. Currency translation had an unfavorable impact of approximately $2 million and $5 million for the three-month and nine-month periods ended August 23, 2020, respectively. The decrease in operating income for the three-month period ended August 23, 2020 was due to the adverse impacts of COVID-19, including lower net revenues partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
The decrease in operating income for the nine-month period ended August 23, 2020, was primarily due to lower net revenues in the second and third quarters from the adverse impact of COVID-19 partially offset by increased net revenues and gross margin in the first quarter.
•Europe. Currency translation did not have a significant impact for the three-month period and had an unfavorable impact of approximately $4 million for the nine-month period ended August 23, 2020. The decrease in operating income for the three-month period ended August 23, 2020 was due to the adverse impacts of COVID-19, including lower net revenues partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
The decrease in operating income for the nine-month period ended August 23, 2020, was primarily due to lower net revenues in the second and third quarters from the adverse impact of COVID-19 partially offset by higher net revenues across all channels in the first quarter, net of higher selling costs to support store expansion.
•Asia. Currency translation did not have a significant impact for the three-month period and had an unfavorable impact of approximately $2 million for the nine-month period ended August 23, 2020. The decrease in operating income for the three-month and nine-month periods ended August 23, 2020 was primarily due to the adverse impacts of COVID-19, including lower net revenues partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 related inventory costs which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month and nine-month periods ended August 23, 2020.
The decrease in corporate expenses for the three-month period ended August 23, 2020 was primarily due to the $7.9 million in reductions in COVID-19 related inventory charges, primarily related to reductions in our estimate of adverse fabric purchase commitments, as well as a net reduction of $4.1 million in COVID-19 related charges. The decrease in expenses is also from a decline in foreign currency transaction losses as well as lower purchasing costs related to our global sourcing organizations procurement of inventory on behalf of our foreign subsidiaries.
The increase in corporate expenses for the nine-month period ended August 23, 2020, primarily reflected COVID-19 related net inventory costs and other charges, net restructuring charges, and impairment of certain store right-of-use and other store assets, initially recognized during the second quarter and updated based on changes in facts and circumstances in the third quarter of fiscal year 2020.
Interest expense
Interest expense was $28.4 million and $56.3 million for the three-month and nine-month periods ended August 23, 2020, as compared to $15.3 million and $48.0 million for the comparable prior-year periods. The increase in interest expense was primarily related to additional borrowings from senior notes and credit facility.
Our weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 23, 2020 was 4.78% and 4.65%, respectively, as compared to 5.30% and 5.28% during the comparable periods in 2019.
Other expense, net
For the three-month and nine-month periods ended August 23, 2020, we recorded expense of $12.3 million and $8.3 million, respectively, as compared to expense of $4.4 million and $2.8 million for the same prior-year periods. Other expense, net, primarily consists of foreign exchange management losses and foreign currency transaction losses, partially offset by the interest income generated from money market funds and short-term investments.
Underwriter commission paid on behalf of selling stockholders
For the nine-month period ended August 25, 2019, we recorded an expense of $24.9 million, for underwriting discounts and commissions paid by us on behalf of the selling stockholders in connection with our IPO.
Income tax expense
The effective income tax rate for the three months ended August 23, 2020 was 47.6% and reflects a $24.6 million income tax expense recorded on $51.6 million of pre-tax income. The effective income tax rate for the three months ended August 25, 2019 was 18.0% and reflects a $27.4 million income tax expense recorded on $151.6 million of pre-tax income. The increase in the effective tax rate in the quarter was the result of a decline in the annual effective tax rate which was driven by a $7.1 million reduction in the tax benefit for losses carried back under the CARES Act. The tax benefit related to the CARES Act was initially recorded in the second quarter and such amount was updated during the three months ended August 23, 2020.

The effective income tax rate for the nine months ended August 23, 2020 was 24.0% and reflects a $57.9 million income tax benefit recorded on $241.7 million of pre-tax losses. The effective income tax rate for the nine months ended August 25, 2019 was 16.7% and reflects a $60.2 million income tax expense recorded on $359.4 million of pre-tax income. The increase in the effective tax rate was primarily driven by discrete tax benefits of $22.0 million attributable to employees exercising stock-based equity awards in 2020 and $1.9 million related to net operating loss carryback provisions under the CARES Act. These were partially offset by valuation allowance charges in 2020 of $17.7 million on deferred tax assets that are not more likely than not to be realized.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of August 23, 2020, we had cash and cash equivalents totaling approximately $1.4 billion, short-term investments of $72.3 million and unused availability under our credit facility of $608.0 million, resulting in a total liquidity position of approximately $2 billion.
We are actively managing the impacts of COVID-19 on our operations and liquidity. For the nine-month period ended August 23, 2020, we generated cash from operations of $240.9 million, despite incurring a net loss of $210.9 million in the second quarter. We have taken and will continue to take action to reduce costs, enhance our liquidity and maintain our financial flexibility. Such actions include, but are not limited to reducing discretionary spending, reducing capital expenditures, suspending our share buyback program and not declaring dividends until further notice, implementing restructuring plans that we expect will lead to approximately $100 million in annualized savings, reducing payroll costs, including through employee furloughs and temporary pay cuts and working with our vendors to extend credit terms. In April 2020, in an effort to further increase liquidity and strengthen our balance sheet, we issued an additional $500 million in aggregate principal amount of 5.00% senior notes due 2025. The proceeds are being used for working capital, general corporate or other purposes.
While the impact and duration of COVID-19 on our business remains uncertain, the situation is expected to be temporary. In the longer term, we remain committed to increasing total shareholder returns through our three capital allocation priorities: (1) to invest in opportunities and initiatives to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants; and (3) to pursue acquisitions that support our current strategies. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing economic conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our Board may deem relevant.
Cash sources
We have historically relied primarily on cash flows from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales.
We are party to a second amended and restated credit agreement that provides for a senior secured revolving credit facility. The maximum availability under our credit facility is $850 million, of which $800 million is available to us for revolving loans in U.S. Dollars and $50 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars. This credit facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada.
Our unused availability under our senior secured revolving credit facility (the "Credit Facility") was $608.0 million on August 23, 2020, as our total availability of $638.5 million, based on collateral levels as defined by the Credit Facility were reduced by $30.5 million of letters of credit and other credit usage allocated under the Credit Facility.
As of August 23, 2020, we had cash and cash equivalents totaling approximately $1.4 billion and short-term investments of $72.3 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $2.0 billion.
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

In January 2020, our Board approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the six months ended May 24, 2020, 3 million shares were repurchased for $56.2 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.73 per share. As of the second quarter of fiscal 2020, we have suspended our share buyback program until further notice.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 23, 2020	August 25, 2019

	(Dollars in millions)
Cash provided by operating activities	$240.9	$205.5
Cash used for investing activities	(117.7)	(198.4)
Cash provided by financing activities	302.5	146.8
Cash and cash equivalents at period end	1,353.0	863.8
Cash flows from operating activities
Cash provided by operating activities was $240.9 million for the nine-month period ended August 23, 2020, as compared to $205.5 million for the comparable period in 2019. The increase in cash provided by operating activities is primarily due to lower spending on inventory, employee incentives and variable and discretionary expenditures, partially offset by less cash received on customer receivables, due in part to lower sales. Our cash flows from operations were significantly impacted by the widespread temporary store closures and other business disruptions, particularly in the second quarter of 2020, caused by the COVID-19 pandemic.
Cash flows from investing activities
Cash used for investing activities was $117.7 million for the nine-month period ended August 23, 2020, as compared to $198.4 million for the comparable period in 2019. The decrease in cash used for investing activities is due to a decrease in short-term investment activities as 2019 included the initial acquisitions of short-term investments, a reduction of capital expenditures, and the timing of foreign currency contract settlements, partially offset by an acquisition of operating assets in Chile, Peru, Bolivia and Singapore.
Cash flows from financing activities
Cash provided by financing activities was $302.5 million for the nine-month period in 2020, as compared to $146.8 million for the comparable period in 2019. Cash provided in 2020 primarily reflects proceeds from senior notes of $502.5 million and net short-term borrowings of $16.7 million, partially offset by payments of $56.2 million for common stock repurchases, $79.8 million for withholding tax on cashless equity award exercises, payment of a $63.6 million cash dividend and payments of $16.1 million for noncontrolling interest buyback. Cash provided in 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payment of a $55.0 million cash dividend, payments of $19.7 million for underwriting commissions and other direct and incremental offering costs, and payments made for equity award exercises.
Indebtedness
Of our total debt of $1.6 billion as of August 23, 2020, $1.6 billion was fixed-rate and unsecured (99.5% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $8.5 million (0.5% of total debt). As of August 23, 2020, our aggregate debt principal payments of $1.6 billion begin in 2025. Short-term borrowings of $23.9 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 23, 2020.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) Margin and Adjusted Diluted Earnings (Loss) per Share
For the three-month, nine-month and twelve-month periods ended August 23, 2020 and the comparable periods in 2019, we define the following non-GAAP financial measures as follows:
•Adjusted gross profit, as gross profit excluding COVID-19 related inventory costs.
•Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;
•Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, and restructuring and related charges, severance and other, net;
•Adjusted EBIT, as net income (loss) excluding income tax (benefit) expense, interest expense, other (income) expense, net, underwriter commission paid on behalf of selling stockholders, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net, and Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;
•Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;
•Adjusted net income (loss), as net income (loss) excluding underwriter commission paid on behalf of selling stockholders, charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statement of operations for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
•Adjusted net income (loss) margin as Adjusted net income (loss) as a percentage of net revenues;
•Adjusted diluted earnings (loss) per share as Adjusted net income (loss) per weighted-average number of diluted common shares outstanding.
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
Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income (loss), Adjusted net income (loss) margin and Adjusted diluted earnings (loss) per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect income tax payments that reduce cash available to us;
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other expense (income) net, which has primarily consisted of realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
•all of these non-GAAP financial measures exclude underwriter commission paid on behalf of selling stockholders in connection with our IPO that reduces cash available to us;

•all of these non-GAAP financial measures exclude the expense resulting from the impact of changes in fair value on our cash-settled stock-based compensation awards, even though, prior to March 2019, such awards were required to be settled in cash;
•all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net which can affect our current and future cash requirements;
•the expenses and other items that we exclude in our calculations of all of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from all of these non-GAAP financial measures or similarly titled measures;
•Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and
•Adjusted net income (loss), Adjusted net income (loss) margin and Adjusted diluted earnings (loss) per share do not include all of the effects of income taxes and changes in income taxes reflected in net income.
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
Adjusted Gross Profit:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$577.4	$766.8	$1,586.4	$2,250.0

Non-GAAP measure:
Gross profit	$577.4	$766.8	$1,586.4	$2,250.0
COVID-19 related inventory costs (1)	(7.9)	—	78.7	—
Adjusted gross profit	$569.5	$766.8	$1,665.1	$2,250.0
Adjusted gross margin	53.6%	53.0%	54.3%	53.6%
_____________
(1)    Represents costs incurred in connection with COVID-19, including $7.9 million in reductions in COVID-19 related inventory charges recognized during the three-month period ended August 23, 2020, primarily due to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020. During the nine-month period ended August 23, 2020, the charges include $48.1 million of incremental inventory reserves and $29.8 million of adverse fabric purchase commitments.

The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.
Adjusted SG&A:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$484.0	$595.5	$1,695.1	$1,814.9

Non-GAAP measure:
Selling, general and administrative expenses	$484.0	$595.5	$1,695.1	$1,814.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	(1.8)	(5.1)	(6.0)	(25.4)
COVID-19 related charges(2)	4.1	—	(83.9)	—
Restructuring related charges, severance and other, net(3)	(1.1)	—	(7.8)	(3.8)
Adjusted SG&A	$485.2	$590.4	$1,597.4	$1,785.7
_____________
(1)    Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)    For the three-month period ended August 23, 2020, the net reduction of $4.1 million in COVID-19 related charges recognized mainly represents the recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic. The charges incurred in connection with COVID-19 during the nine-month period ended August 23, 2020 primarily consist of $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, and $21.0 million of charges related to customer receivables.
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
Adjusted EBIT and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$27.0	$124.2	$(183.8)	$299.2	$(88.0)	$396.5

Non-GAAP measure:
Net income (loss)	$27.0	$124.2	$(183.8)	$299.2	$(88.0)	$396.5
Income tax (benefit) expense	24.6	27.4	(57.9)	60.2	(35.5)	98.4
Interest expense	28.4	15.3	56.3	48.0	74.5	57.7
Other (income) expense, net	12.3	4.4	8.3	2.8	3.5	(13.5)
Underwriter commission paid on behalf of selling stockholders	—	—	—	24.9	—	24.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	1.8	5.1	6.0	25.4	14.7	46.2
COVID-19 related inventory costs and other charges (2)	(12.0)	—	162.6	—	162.6	—
Restructuring and restructuring related charges, severance and other, net(3)	2.1	—	76.2	3.8	82.2	5.0
Adjusted EBIT	$84.2	$176.4	$67.7	$464.3	$214.0	$615.2
Depreciation and amortization(4)	32.6	31.6	101.0	90.3	134.6	118.4
Adjusted EBITDA	$116.8	$208.0	$168.7	$554.6	$348.6	$733.6
Adjusted EBIT margin	7.9%	12.2%	2.2%	11.1%
_____________
(1)    Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)    For the three-month period ended August 23, 2020, the net reduction of $12.0 million in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic. The inventory costs and other charges recognized during the nine-month period ended August 23, 2020 primarily consist of $48.1 million of incremental inventory reserves, $29.8 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related to certain retail locations and other corporate assets, respectively, and $21.0 million of charges related to customer receivables.
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
Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share:

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in millions, except per share amounts) (Unaudited)
Most comparable GAAP measure:
Net income (loss)	$27.0	$124.2	$(183.8)	$299.2

Non-GAAP measure:
Net income (loss)	$27.0	$124.2	$(183.8)	$299.2
Underwriter commission paid on behalf of selling stockholders	—	—	—	24.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	1.8	5.1	6.0	25.4
COVID-19 related inventory costs and other charges(2)	(12.0)	—	162.6	—
Restructuring and restructuring related charges, severance and other, net(3)	2.1	—	76.2	3.8
Tax impact of adjustments(4)	12.4	(1.1)	(58.7)	(4.9)
Adjusted net income	$31.3	$128.2	$2.3	$348.4

Adjusted net income margin	2.9%	8.9%	0.1%	8.3%
Adjusted diluted earnings per share	$0.08	$0.31	$0.01	$0.85
_____________
(1)    Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)    For the three-month period ended August 23, 2020, the net reduction of $12.0 million in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic. The inventory costs and other charges recognized during the nine-month period ended August 23, 2020 primarily consist of $48.1 million of incremental inventory reserves, $29.8 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related to certain retail locations and other corporate assets, respectively, and $21.0 million of charges related to customer receivables.
(3)    Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.
(4)    Tax impact for the three-month period ended August 23, 2020 includes the impact of the decrease in annual effective tax rate. Please refer to Note 13 for more information on the effective tax rate.
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

	August 23, 2020	November 24, 2019

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,567.2	$1,014.4

Non-GAAP measure:
Total debt, excluding capital leases	$1,567.2	$1,014.4
Cash and cash equivalents	(1,353.0)	(934.2)
Short-term investments in marketable securities	(72.3)	(80.7)
Net debt	$141.9	$(0.5)
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	August 23, 2020	August 25, 2019

	(Dollars in millions)
	(Unaudited)
Total debt, excluding capital leases	$1,567.2	$1,034.6
Last Twelve Months Adjusted EBITDA(1)	$348.6	$733.6
Leverage ratio	4.5	1.4
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

	Three Months Ended		Nine Months Ended
	August 23, 2020	August 25, 2019	August 23, 2020	August 25, 2019

	(Dollars in millions)		(Dollars in millions)
	(Unaudited)		(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$199.5	$43.7	$240.9	$205.5
Net cash used for investing activities	(10.1)	(55.2)	(117.7)	(198.4)
Net cash (used for) provided by financing activities	(287.1)	15.8	302.5	$146.8

Non-GAAP measure:
Net cash provided by operating activities	$199.5	$43.7	$240.9	$205.5
Underwriter commission paid on behalf of selling stockholders	—	—	—	24.9
Purchases of property, plant and equipment	(14.3)	(51.0)	(89.5)	(128.0)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	2.5	(3.8)	17.6	9.3
Repurchase of common stock	—	—	(56.2)	(3.1)
Repurchase of shares surrendered for tax withholdings on equity awards	(4.3)	—	(79.9)	(25.5)
Dividend to stockholders	—	—	(63.6)	(55.0)
Adjusted free cash flow	$183.4	$(11.1)	$(30.7)	$28.1

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

The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 23, 2020:

	Three Months Ended			Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total revenues
As reported	$1,063.1	$1,447.1	(26.5)%	$3,066.8	$4,194.5	(26.9)%
Impact of foreign currency exchange rates	—	(16.2)	*	—	(67.7)	*
Constant-currency net revenues	$1,063.1	$1,430.9	(25.7)%	$3,066.8	$4,126.8	(25.7)%

Americas
As reported	$549.8	$770.8	(28.7)%	$1,578.1	$2,180.8	(27.6)%
Impact of foreign currency exchange rates	—	(16.0)	*	—	(32.8)	*
Constant-currency net revenues - Americas	$549.8	$754.8	(27.2)%	$1,578.1	$2,148.0	(26.5)%

Europe
As reported	$390.4	$463.3	(15.7)%	$1,032.4	$1,326.3	(22.2)%
Impact of foreign currency exchange rates	—	4.7	*	—	(19.6)	*
Constant-currency net revenues - Europe	$390.4	$468.0	(16.6)%	$1,032.4	$1,306.7	(21.0)%

Asia
As reported	$122.9	$213.0	(42.3)%	$456.3	$687.4	(33.6)%
Impact of foreign currency exchange rates	—	(4.9)	*	—	(15.3)	*
Constant-currency net revenues - Asia	$122.9	$208.1	(40.9)%	$456.3	$672.1	(32.1)%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month and nine-month periods ended August 23, 2020.

	Three Months Ended			Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$84.2	$176.4	(52.3)%	$67.7	$464.3	(85.4)%
Impact of foreign currency exchange rates	—	(1.7)	*	—	(10.5)	*
Constant-currency Adjusted EBIT	$84.2	$174.7	(51.8)%	$67.7	$453.8	(85.1)%
Constant-currency Adjusted EBIT margin(2)	7.9%	12.2%		2.2%	11.0%
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
* Not meaningful

Constant-Currency Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share:
The table below sets forth the calculation of Adjusted net income (loss) and Adjusted diluted earnings (loss) per share on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 23, 2020.

	Three Months Ended			Nine Months Ended
	August 23, 2020	August 25, 2019	% Increase (Decrease)	August 23, 2020	August 25, 2019	% Increase (Decrease)

	(Dollars in millions, except per share amounts) (Unaudited)
Adjusted net income (loss) (1)	$31.3	$128.2	(75.6)%	$2.3	$348.4	(99.3)%
Impact of foreign currency exchange rates	—	(0.3)	*	—	(7.3)	*
Constant-currency Adjusted net income (loss)	$31.3	$127.9	(75.5)%	$2.3	$341.1	(99.3)%
Constant-currency Adjusted net income (loss) margin(2)	2.9%	8.9%		0.1%	8.3%

Adjusted diluted earnings (loss) per share	$0.08	$0.31	(74.2)%	$0.01	$0.85	(98.8)%
Impact of foreign currency exchange rates	—	—	*	—	(0.02)	*
Constant-currency Adjusted diluted earnings (loss) per share	$0.08	$0.31	(74.2)%	$0.01	$0.83	(98.8)%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 23, 2020, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2019 Annual Report on Form 10-K, except those changes resulting from issuing an additional $500 million in aggregate principal amount of 5.00% senior notes due 2025. See Note 4 to the consolidated financial statements included in this report for more information.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in Part II, Item 1A on this Quarterly Report and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•changes in general economic and financial conditions, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
•the potential impact of COVID-19 on both our projected customer demand and supply chain, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020;
•the risk of future non-cash asset impairment charges, including to goodwill, operating right-of-use assets and/or other store assets;
•expected impact from benefits related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted in March 2020;
•the impact of the United Kingdom’s withdrawal from the European Union;
•our ability to effectively manage any global productivity and outsourcing actions as planned, which are intended to increase productivity and efficiency in our global operations, take advantage of lower-cost service-delivery models in our distribution network and streamline our procurement practices to maximize efficiency in our global operations, without business disruption or mitigation to such disruptions;
•consequences of impacts to the businesses of our wholesale customers, including significant store closures or a significant decline in a wholesale customer's financial condition leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as inability to secure financing, decreased discretionary consumer spending, inconsistent foot and online traffic patterns and an increase in promotional activity as a result of decreased foot and online traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;
•our and our wholesale customers' decisions to modify strategies and adjust product mix and pricing, and our ability to manage any resulting product transition costs, including liquidating inventory or increasing promotional activity;
•our ability to purchase products through our independent contract manufacturers that are made with quality raw materials and our ability to mitigate the variability of costs related to manufacturing, sourcing, and raw materials supply and to manage consumer response to such mitigating actions;
•our ability to gauge and adapt to changing U.S. and international retail environments and fashion trends and changing consumer preferences in product, price-points, as well as in-store and digital shopping experiences;
•our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets;
•our ability to increase the number of dedicated stores for our products, including through opening and profitably operating company-operated stores;

•consequences of foreign currency exchange and interest rate fluctuations;
•our ability to successfully prevent or mitigate the impacts of data security breaches;
•our ability to attract and retain key executives and other key employees;
•our ability to protect our trademarks and other intellectual property;
•the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;
•our dependence on key distribution channels, customers and suppliers;
•our ability to utilize our tax credits and net operating loss carryforwards;
•ongoing or future litigation matters and disputes and regulatory developments;
•changes in or application of trade and tax laws, potential increases in import tariffs or taxes, the implementation of trade restrictions or sanctions, and the potential withdrawal from or renegotiation or replacement of the North America Free Trade Agreement ("NAFTA"); and
•political, social and economic instability, or natural disasters, in countries where we or our customers do business.
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of August 23, 2020. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 23, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting during the quarter ended August 23, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we have various claims, complaints and pending cases, including contractual matters, facility and employee-related matters, distribution matters, product liability matters, intellectual property matters, bankruptcy preference matters, and tax and administrative matters. We do not believe any of these pending claims, complaints and legal proceedings will have a material impact on our financial condition, results of operations or cash flows.

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
Risks Relating to Our Business
The novel coronavirus disease (or COVID-19) pandemic is expected to have an adverse effect on our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had an adverse impact on our business and financial performance, and we expect this adverse impact to continue. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and any resurgences of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While most of our stores have reopened, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In particular, if there is a resurgence in the COVID-19 pandemic, we may need to again close a significant number of our stores. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to be adversely impacted.
In addition, consumer fears about becoming ill with the disease may continue, which has and is likely to continue to adversely affect foot traffic to our and our customers' stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Furthermore, if sales do not meet expectations because of unexpected effects on inventory supply and consumer demand caused by the COVID-19 pandemic, too much inventory may cause excessive markdowns and, therefore, lower than planned gross margins. Any continued significant reduction in consumer visits to, or spending at, our and our customers' stores, caused by COVID-19, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and, as a result, we expect our financial results to be adversely impacted.
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

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have recently closed many of our corporate office and other facilities, including our corporate headquarters in San Francisco, and have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business. Longer term, the effects of the COVID-19 pandemic may also threaten the health of our employees and adversely impact our health care costs.
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
Sales to our top ten wholesale customers accounted for 31% of our total net revenues for the quarter ended August 23, 2020 and 25% for the quarter ended August 25, 2019. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer-including bankruptcy or liquidation-could result in a material loss of revenues to us and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation, including Kmart, and our wholesale customer, J.C. Penney are currently undergoing bankruptcy proceedings. Continuing developments will likely adversely affect our sales to these customers, even if they continue operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have a material adverse effect on our business and financial condition.
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
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:

•the retailers in these channels maintain-and seek to grow-substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;
•the retailers change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;
•other channels, including vertically-integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and
•shrinking points of distribution, including fewer doors at our customer locations, store closures and decreased foot traffic due the COVID-19 pandemic, or bankruptcy or financial difficulties of a customer.
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
In addition, the retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. Consolidation in the retail industry has typically resulted in store closures, centralized purchasing decisions and increased emphasis by retailers on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand by retailers for our products. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Furthermore, consolidation may be partly due to consumers continuing to transition away from traditional wholesale retailers to large online retailers, which in turn exposes our products to increased competition. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.
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
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products comes from sources outside the country of distribution. As a result, we are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including:
•currency fluctuations, which have impacted our results of operations significantly in recent years;
•political, economic and social instability;
•changes in tariffs and taxes;
•regulatory restrictions on our ability to operate in our preferred manner;
•rapidly changing regulatory restrictions and requirements, for example in the area of data privacy; and
•less protective foreign laws relating to intellectual property.
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
As a result of recent policy changes and proposals of the Trump Administration, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs, sanctions and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
On July 7, 2020, we announced a plan to implement a reduction in workforce in response to the impacts of the COVID-19 pandemic. This action included the elimination of approximately 15% of our global non-retail and non-manufacturing employee population.
We have incurred and expect to incur charges related to this reduction in workforce during the next 12 to 18 months, which may harm our profitability in the periods incurred.
Implementation of this reduction in workforce, or any similar future restructuring program actions, presents a number of significant risks, including:
•actual or perceived disruption of service or reduction in service levels to customers and consumers;
•potential adverse effects on our internal control environment and inability to preserve adequate internal controls relating to our general and administrative functions in connection with the decision to outsource certain business service activities;
•actual or perceived disruption to suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner;
•difficulty in obtaining timely delivery of products of acceptable quality from our contract manufacturers;
•diversion of management attention from ongoing business activities and strategic objectives; and
•failure to maintain employee morale and retain key employees.
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
We utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our consumers, employees, and others, including credit card information and personal information. To protect our employees and consumers through the COVID-19 pandemic we may process and make decisions based on individuals’ personal health information, such as whether to close facilities, perform cleaning, or engage in contact tracing, even though the medical guidance on symptoms and disease prevention is not static. As evidenced by the numerous companies who have suffered serious data security breaches, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss, including rapidly evolving and increasingly sophisticated cybersecurity attacks. In addition, data security breaches can also occur as a result of a failure by us or our employees, such as failing to follow policies, procedures or training, or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or personal information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures and to comply with laws relating to privacy and data protection, we cannot control third parties and cannot guarantee that a data security breach will not occur in the future either at their location or within their systems.
A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, potential liabilities to payment card networks for reimbursement of credit card fraud and card reissuance costs, including fines and penalties, potential liabilities from governmental or third-party investigations, proceedings or litigation and diversion of management attention and also further inquiries and increased scrutiny from regulatory entities. We could also experience delays or interruptions in our ability to function in the normal course of business, including delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture and shipment of products. In addition, actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation, and a loss of consumer trust.
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
In fiscal year 2019, we sourced approximately 99% of our products from independent contract manufacturers, that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations.
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
We require contract manufacturers to meet our standards in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards or applicable government standards, sanctions or other restrictions. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers, including raw material suppliers, have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.

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
In addition, regulatory developments such as reporting requirements on the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with the recent sanctions and customs trade orders issued by the U.S. government related to entities and individuals in the Xinjiang region of China, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material used in the products we sell.
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
We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into comprehensive agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our supplier code of conduct or applicable government restrictions and regulations. These activities could harm our brand equity, our reputation and our business.
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
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. In addition to our trademarks and other intellectual property rights, as we develop technologies that we believe are innovative, such as Project F.L.X., an approach that uses lasers to digitize denim finish design, we intend to continually assess the patentability and other protectability of new intellectual property. However, the patents that we own and those that may be issued in the future may not adequately protect our intellectual property, survive legal challenges or provide us with competitive advantages, and our patent applications may not be granted. Our efforts to establish and protect our proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to claim ownership or seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks, patented technologies or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our consumers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other intellectual property, including through civil and/or criminal prosecution. We may not be able to successfully resolve those claims, which may result in financial liability and criminal penalties, and defending or pursuing such claims may create significant financial burdens. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
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
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers, or consumers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorism, war, political instability, social unrest, or other conflict, or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, operating results and financial condition.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption and anti-money laundering laws in various jurisdictions around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents, from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state owned or affiliated entities and other third parties where we may be held liable for corrupt or other illegal activities, even if we do not explicitly authorize them. While we have policies and procedures and internal controls to address compliance with such laws, we cannot provide assurance that all of our employees and third-party intermediaries, business partners and agents will not take actions in violation of such policies and laws, for which we may be ultimately held responsible. To the extent that we learn that any of our employees or third-party intermediaries, business partners or agents do not adhere to our policies, procedures or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees or third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or to have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which may could adversely affect our business and financial condition.
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
As of August 23, 2020, we had $1.6 billion of debt, all of which was unsecured, and we had $608 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
•increasing our vulnerability to general adverse economic and industry conditions, including any adverse economic and industry conditions resulting from the COVID-19 pandemic, such as store closures, decreased foot traffic and recession;
•limiting our flexibility in planning for or reacting to changes in our business and industry;
•placing us at a competitive disadvantage compared to some of our competitors that have less debt; and
•limiting our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.
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
We face a variety of competitive challenges in the global apparel industry from a variety of companies, and competition has increased over the years due to factors such as:
•the international expansion and increased presence of vertically integrated specialty stores;
•expansion into e-commerce by existing and new competitors;
•the proliferation of private labels and exclusive brands offered by department stores, chain stores and mass channel retailers;
•the introduction of lines of jeans, athleisure and casual apparel by well-known and successful athletic wear companies; and
•the transition of apparel companies who traditionally relied on wholesale distribution channels into their own retail distribution network.
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
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and may continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent years. This pressure could have adverse effects on our business and financial condition, including:
•reduced gross margins across our product lines and distribution channels;
•increased retailer demands for allowances, incentives and other forms of economic support; and
•increased pressure on us to reduce our production costs and operating expenses.

Increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results.
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. For example, compliance with the recent sanctions and trade orders issued by the U.S. government related to entities and individuals in the Xinjiang region of China could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
Substantially all of our import operations are subject to complex custom laws, regulations and tax requirements as well as trade regulations, such as sanctions orders or tariffs set by governments through mutual agreements or bilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with customs regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States and the Brexit process between the United Kingdom and the European Union have introduced greater uncertainty with respect to future tax and trade regulations.
Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
In 2018, the Trump Administration announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration has also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. Currently, of the products that we sell in the United States, less than 1% are manufactured in China. If the Trump Administration follows through on its proposed China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our revenues or other operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure;
•additional shares of Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;
•changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•price and volume fluctuations in the overall stock market, including as a result of general economic trends;
•lawsuits threatened or filed against us, or events that negatively impact our reputation;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), or responses to these events.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 30, 2020 we had outstanding a total of 66,461,001 shares of Class A common stock and 330,721,606 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act, except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.

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

As of August 23, 2020, there were 7,064,530 shares of Class A common stock and 8,620,970 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our amended and restated certificate of incorporation and amended and restated bylaws:
•establish a classified board of directors so that not all members are elected at one time;
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware;
•reflect the dual class structure of our common stock; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
None.

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

Date:	October 6, 2020		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)