Form 10-K
period 2020-11-29
LEVI STRAUSS & CO
filed 2021-01-27
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 29, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Large accelerated filer	☑	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of May 22, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $779,779,145, based on the closing price reported for such date on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of January 21, 2021, the registrant had 77,329,197 shares of Class A common stock, $0.001 par value per share and 320,730,620 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 29, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report, including (without limitation) statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including with regard to:
•our “where to play” and “how to win” strategic choices, including the portion of our net revenues we aim to have represented by our direct-to-consumer business, our digital business and business lines other than men’s over time, our expectations regarding gross and Adjusted EBIT margins, and our plans and expectations for the benefits of investments in operational excellence and cost control measures;
•our commitment to increasing total shareholder returns through our three capital allocation priorities;
•our expectation that the impact of COVID-19 on our business is temporary;
•the completion of our restructuring and timing of additional charges to earnings relating to such restructuring;
•seasonality of our business;
•the effect of inflation on our business;
•foreign currency and exchange counterparty exposures;
•the adequacy of our liquidity position;
•future shareholder returns, including share repurchases and dividends;
•the impact of pending legal proceedings; and
•statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions.
These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. For more information, see "Summary of Risks Affecting our Business" below and "Risk Factors" in Part I, Item 1A on this Annual Report and in our other filings with the Securities and Exchange Commission. These risks and uncertainties, including those disclosed in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements.
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in this “Risk Factors” section of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our Class A common stock.
•the COVID-19 pandemic has had, and will likely continue to have, an adverse effect on the global economy, our business and results of operations;
•our success depends on our ability to maintain the value and reputation of our brands;
•our revenues are influenced by economic conditions that impact consumer spending and consumer confidence and an extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition;
•intense competition in the global apparel industry could lead to reduced sales and prices;
•failure to forecast and respond timely to consumer demand and market conditions and offer on-trend and new and updated products at attractive price points could adversely affect our image and reputation and sales, margins and profitability;
•we depend on a group of key wholesale customers for a significant portion of our revenues, and a significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition;
•our efforts to expand our retail business may not be successful, which could impact our operating results;
•if the implementation of our customer, digital, and omni-channel initiatives is not successful, if we are unable to effectively execute our e-commerce business, or we do not realize the return on our investments in these initiatives that we anticipate, our reputation and operating results would be adversely affected;
•we may be unable to maintain or increase our sales through our third-party distribution channels, which can impact, and has adversely impacted in the past, our net revenues and margins;
•we are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, changes to trade policy (including tariff, sanctions and customs regulations) and other domestic and foreign laws and regulations (including tax reform legislation), as well as political and economic risks;
•if we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected;
•we face risks arising from restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring;
•any major disruption or failure of our information technology systems, owned by us and third parties, our failure to successfully implement new technology effectively, and risks related to cybersecurity, privacy and data protection could increase costs and adversely affect our business and operations;
•production sources that fail to meet our quality, cost, social and environmental compliance and risk mitigation, and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation;
•our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing;

•if one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses;
•the loss of members of our executive management and other key employees or the failure to attract and retain key personnel could harm our business;
•most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations;
•our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing and other requirements, which could negatively affect our reputation and business;
•our success depends on the continued protection of our trademarks and other proprietary intellectual property rights;
•we have substantial liabilities and cash requirements associated with our postretirement benefits, pension and deferred compensation plans;
•natural disasters, public health crises, including the COVID-19 pandemic, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending;
•our products may experience quality problems that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands;
•climate change may adversely impact our business;
•we have debt and interest payment requirements at a level that may restrict our future operations and restrictions in our notes, indentures and credit facility may limit our activities, including dividend payments, share repurchases and acquisitions; and
•increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results.

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
The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report.

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
COVID-19 Impact on our Business
The COVID-19 pandemic materially impacted our business and results of operations in fiscal year 2020. Many of our company-operated stores and wholesale customer doors were temporarily closed for various periods of time during the year, with the majority of the impact occurring in the second quarter when the first wave of the COVID-19 pandemic hit globally. Recently, during our fourth quarter, a resurgence in COVID-19 cases has resulted in the temporary re-closure and reduced operating hours of some of our stores, mainly in Europe.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. In March 2020, we temporarily closed many of our corporate offices and other facilities, and implemented an interim work from home policy for many of our corporate employees that, in most cases, we are still continuing to follow. As company-operated retail stores were re-opened, we followed local health guidelines, as well as internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, including frequent cleaning in our stores and limiting the number of shoppers to allow for social distancing.
As we continue to navigate the COVID-19 pandemic and its impact, we are focused on the areas that will drive value and enable us to emerge stronger on the other side, including elevating our brand, investing in digital tools and capabilities, and accelerating our efforts to diversify across geographies, product categories and distribution channels, including our direct-to-consumer and digital businesses.
Our Global Reach
Our products are sold in more than 110 countries, grouped into three geographic regions that comprise our three operating segments: the Americas, Europe and Asia (which includes the Middle East and Africa). We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically "American," we derived over half of our net revenues from outside the United States in fiscal year 2020. A summary of financial information for each regional operating segment is found in Note 22 to our audited consolidated financial statements included in this report. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. For more information, see "Item 1A – Risk Factors"."
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 3,100 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores have traditionally been the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through our global digital business, which includes our company-operated e-commerce sites as well as the online businesses of our wholesale customers, including those of traditional wholesalers as well as pure play (online-only) wholesalers. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas, including the e-commerce sites operated by some of our key wholesale customers and other pure play customers.
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

We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Levi Strauss and other issuers that file electronically with the SEC.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Our Business Strategies
Our growth and financial performance over the last several years resulted from the key growth strategies our management team adopted to guide the decisions and choices that we've made. The growth and evolution of our company now requires our business strategies to evolve.
As we entered fiscal 2021, we shifted our focus to prioritize the most important areas that we believe will drive our long-term success. The following three “where to play” choices will serve as our strategic framework for what we intend to achieve:
•Brand Led: Our brands are authentic, original and loved by consumers the world over. We plan to continue to elevate and strengthen them through integrating product, design, marketing and consumer in-store experience with a global vision executed consistently across the markets where we operate. Through product and communications that drive impact and engage the hearts and minds of our consumers, we intend to maintain our existing consumers while also creating new life-long fans. Driven by conscious consumerism and denim and style leadership, our goal is to maintain market share leadership in Levi’s® men’s and grow market share in Levi’s® women’s and with youth. We believe that a critical part of this will be our continued thought leadership in areas where our values and brands go hand in hand — like equality, sustainability and civic engagement — to drive brand equity. Similarly, we will apply the same ambitions to Dockers®, Signature by Levi Strauss & Co.TM and Denizen®.
•DTC First: Our direct-to-consumer ("DTC") business has grown from 20% of our net revenues in 2011 to nearly 40% of our net revenues in fiscal year 2020, and our ambition is to drive this toward 60% of our annual net revenues over the next decade. Our DTC channels allow us to connect directly with our consumers and deliver the best experience for them because we control their brand experience. As a result, we plan to accelerate investing in our stores and online platforms to elevate consumer experiences in store and online, and expand our brick-and-mortar retail footprint, with a focus on mainline expansion as a step to continue elevating the brand in key markets, to create the kind of memorable connections that make loyal fans for life, ultimately benefiting our business across all channels. One of our “DTC First” strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. We believe growth of our DTC business will be accretive to our company gross margins and improve the overall profitability of the company. Over time, we plan to operate more like a retailer and less like a wholesaler, and pivot everything we do to drive success in our stores and online.
•Further Diversify our Portfolio: We plan to further capitalize on our substantial opportunity to amplify our reach and grow share across geographies, categories, genders and channels, increasing our flexibility and resilience. We plan to continue to drive growth in our international business, with a specific focus on China. Over the next decade, we plan to achieve gender parity by driving outsized growth in women’s, as well as in our product categories beyond jeans—tops, accessories, outerwear, footwear, non-denim bottoms—which collectively we intend to comprise more than half our annual net revenues. In the wholesale channel, we plan to grow our business with partners that are growing, allowing us to unlock the opportunity to elevate the Levi’s® brand as well as increase the penetration of our value brands. We expect continued growth of the online business of our pure-play and traditional wholesale customers, leading to a total global digital footprint—inclusive of our own ecommerce business—comprising more than a third of our annual net revenues over the next decade. Finally, we will also evaluate opportunities to diversify our portfolio of brands through accretive inorganic acquisitions that make strategic and financial sense, and that are consistent with our company culture.
Our success will be driven not just by what we do, but how we do it. Our three strategic choices are supported by a foundation of the following three “how to win” choices:

•Digital Transformation: Our vision for enterprise-wide digital transformation is to create a superior consumer experience and drive profitability through digital technology, data and artificial intelligence ("AI"), and new ways of working. We plan to continue to build out key omnichannel capabilities on a global basis, upgrading and improving our digital shopping platforms globally. We also plan to adopt digital tools across the business to harness the competitive advantage our data provides — allowing us to make data and AI-informed decisions, respond more quickly to market trends and focus our time on the most strategic work. We also plan to upgrade our enterprise resource planning system in the coming years, automating and digitizing processes, while linking our enterprise systems in a seamless manner, creating a more simplified work environment. We believe all these efforts will contribute towards growing our digital footprint and higher operating margins.
•Operational Excellence: To stay one step ahead of the competition, we must continue to embrace agility, reduce complexity and execute consistently, always striving to find more streamlined ways of working. For example, we have taken and will continue to take steps to improve our speed to market calendar and agility with a focus on servicing consumer demand globally, such as creating fewer touch points as merchandise goes to market and leveraging our F.L.X. technology, which uses lasers to digitize denim finish design, to improve operational agility and improved inventory management. We expect that by simplifying the way we work and driving more efficiency and agility in responding to changes in consumer demand, we will see improved inventory turns, reduced lead times and improvements in working capital and our cash conversion cycle.
•Financial Discipline: We plan to continue to manage our costs aggressively so that we can invest in the areas that will drive growth and help us deliver Adjusted EBIT margins in excess of 12% upon net revenues recovering to pre-COVID levels. As we grow net revenues and gross margins, we plan to drive leverage on our investments, improve our structural economics across channels, and deliver returns on invested capital in the mid-teens. For more information on our calculation of Adjusted EBIT margin, see “Item 7 - Management’s Discussion and Analysis – Non-GAAP Financial Measures.”
Our Brands and Products
We offer a broad range of products, including jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants and dress pants – represented 65%, 65% and 68% of our total units sold in fiscal years 2020, 2019 and 2018, respectively. Men's products generated 64%, 67% and 69% of our net revenues in fiscal years 2020, 2019 and 2018, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic, authentic American style and effortless cool. Levi's® is an authentic and original lifestyle brand and the #1 brand globally in jeanswear (measured by total retail sales). Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans, including the Arcuate Stitching Design and the Red Tab Device. The Levi's® brand continues to evolve to meet the tastes of today's consumers, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear, other apparel items and accessories for men, women and children is available in more than 110 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net revenues in all three of our regions in fiscal years 2020, 2019 and 2018. We also offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 87%, 87% and 86% of our net revenues in fiscal years 2020, 2019 and 2018, respectively, approximately half of which were generated in our Americas region.
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

Our Dockers® brand products accounted for 5%, 6% and 7% of our net revenues in fiscal years 2020, 2019 and 2018, respectively. Although the substantial majority of these net sales were in the Americas region, Dockers® brand products were sold in more than 50 countries.
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
Our Signature by Levi Strauss & Co.™ and Denizen® brand products collectively accounted for 8%, 7% and 7% of our net revenues in fiscal years 2020, 2019 and 2018, respectively.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets in each of our regions, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for 2% of our total net revenues in each of fiscal years 2020, 2019 and 2018.
We enter into licensing agreements with our licensees covering royalty payments, product design and manufacturing standards, marketing and sale of licensed products, and protection of our trademarks. We require our licensees to follow our sustainability strategy, policies and guidelines, including being compliant with our code of conduct for contract manufacturing and engage independent monitors to perform regular on-site inspections and assessments of production facilities.
Sales, Distribution and Customers
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e- commerce sites and select shop-in-shops located in department stores and other third-party retail locations. As a result of the COVID-19 pandemic, many of the third-party retailer locations and our company-operated stores were temporarily closed for various periods of time during the year.
We seek to make our products available where consumers shop, providing both in-store and online shopping experiences, as well as offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers for fiscal year 2020, fiscal year 2019, and fiscal year 2018, totaled 29%, 26% and 27% of our net revenues in those fiscal years, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 500 of these shop-in-shops as of November 29, 2020.
Dedicated Stores and E-commerce Sites
We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our "DTC First" strategy. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated e-commerce sites that sell products directly to consumers.

Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 25%, 27% and 26% of our net revenues in fiscal years 2020, 2019 and 2018, respectively. As of November 29, 2020, we had 1,042 company-operated stores, predominantly Levi's® stores, located in 36 countries across our three regions. We had 359 of these stores in the Americas, 356 stores in Europe and 327 stores in Asia. During 2020, we added 175 company-operated stores and closed 38 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of November 29, 2020, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 200 of these shop-in-shops were operated by third parties as of November 29, 2020.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com and www.dockers.com, that sell products directly to consumers across multiple markets around the world. These sites represented 8%, 5% and 4% of overall net revenues in fiscal years 2020, 2019 and 2018; and 21%, 14% and 13% of DTC channel net revenues in fiscal years 2020, 2019 and 2018.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2020, our net revenues in the first, second, third and fourth quarters represented 34%, 11%, 24% and 31%, respectively, of our total net revenues for the year. Due to the COVID-19 pandemic, net revenues were adversely impacted by temporary store closures and reduced traffic and consumer demand, with the majority of the impact occurring in the second quarter when most company-operated and wholesale customer doors were temporarily closed. In the fourth quarter, a resurgence in COVID-19 cases led to the temporary closure of some of our stores, predominantly in Europe. In fiscal year 2019, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 25% and 27%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal year 2018 included one Black Friday. Fiscal year 2019 did not have a Black Friday, while fiscal year 2020 had two Black Fridays.
We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal year 2020 was a 53-week year, ending on November 29, 2020, and fiscal years 2019 and 2018 were 52-week years, ending on November 24, 2019 and November 25, 2018, respectively. Each quarter of fiscal years 2020, 2019 and 2018 consisted of 13 weeks, with the exception of the fourth quarter of 2020, which consisted of 14 weeks.
The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fourth quarter selling season, but they could also be impacted by other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as COVID-19.
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
We are focused on strengthening our brands globally. Through product and communications, our plan is to drive impact and engage the hearts and minds of our consumers while connecting directly and delivering the best experience possible through our DTC channel. In 2020, when all music festivals were cancelled or postponed due to the COVID-19 pandemic, we launched a month-long virtual music festival with our Instagram Live 5:01 concert series, which allowed us to connect with our fans during a time when most were sheltering in place due to government and state imposed restrictions. We rolled out curbside pickup, buy online pick up in store, and launched a “virtual concierge,” offering consumers the chance to have one-on-one interactions with a store associate in the comfort of their own home. In addition, we were one of the first brands to launch on TikTok’s new “Shop Now” program in the U.S., partnering with influencers to showcase our F.L.X. laser technology and generating exposure through selective collaborations with iconic partners, including LEGO, Nintendo's Super Mario Brothers and Peanuts, with a surprise Levi’s-by-Valentino collaboration unveiled on the runway in Milan.
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
We also use our websites, including www.levi.com and www.dockers.com, in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products. Information contained on, or that can be accessed through, these websites is not intended to be incorporated by reference into this Annual Report and references to our website addressed in this Annual Report are inactive textual references only.
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
Product procurement.  We source nearly all of our products through independent contract manufacturers. We may have minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. The remainder is sourced from our company-operated manufacturing and finishing plants. See "Item 2 – Properties" for more information about these manufacturing facilities.
Sources and availability of raw materials.  The principal fibers used in our products include cotton, synthetics and man-made cellulosics that are used to produce fabrics of 100% composition or blends. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. The price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability if product pricing actions taken in response are insufficient or if those actions cause our wholesale customers or retail consumers to reduce the volumes they purchase.
Sourcing locations.  We use numerous independent contract manufacturers located throughout the world for the production and finishing of our garments. We conduct assessments of political, social, environmental, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products before placing production in those countries and on an ongoing basis. We also monitor ongoing global trade regulations to optimize our supply chain networks in response to changes in tariffs or other trade policies around the world.

In fiscal year 2020, we sourced products from independent contract manufacturers located in approximately 24 countries around the world, including the United States. We sourced products in North and South Asia, the Americas, Europe and Africa. No single country accounted for more than 20% of our sourcing in fiscal year 2020.
Sourcing practices.  Our sourcing practices include these elements:
•We require all third-party vendors, including licensees and their authorized subcontractors, who manufacture or finish products for us to contribute to our sustainability goals and to follow all established policies and guidelines. They must comply with our code of conduct relating to supplier working conditions as well as environmental, employment and sourcing practices.
•Our supplier code of conduct covers employment practices such as wages and benefits, working hours, health and safety, working age and discriminatory practices, environmental matters such as wastewater treatment and solid waste disposal, and ethical and legal conduct. We regularly evaluate and refine our code of conduct processes.
•We regularly assess manufacturing and finishing facilities against our code of conduct through periodic on-site facility inspections and improvement activities, including use of independent monitors to supplement our internal staff. We integrate review and performance results into our sourcing decisions. We encourage collaboration among apparel companies in factory monitoring and improvement.
•We regularly disclose the names and locations of our vendors to provide transparency into our supply chain. We regularly evaluate and refine our code of conduct processes.
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
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Principal competitive factors include:
•anticipating and responding to changing consumer preferences and buying trends in a timely manner, and ensuring product availability at wholesale and DTC channels;
•developing high-quality, innovative products with relevant designs, fits, finishes, fabrics, style and performance features that meet consumer desires and trends;
•maintaining favorable and strong brand name recognition and appeal through strong and effective marketing support and consumer intelligence in diverse market segments;
•identifying and securing desirable new retail locations and presenting products effectively at company-operated retail and franchised and other brand-dedicated stores;
•ensuring high-profile product placement at retailers;
•anticipating and responding to consumer expectations regarding e-commerce shopping and shipping;
•optimizing supply chain cost efficiencies and product development cycle lead times;
•creating products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our geographic regions; and
•generating competitive economics for wholesale customers, including retailers, franchisees, and licensees.
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

Government Regulations
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities. For more information on the potential impacts of government regulations affecting our business, see "Item 1A - Risk Factors".
Intellectual Property
We have more than 5,400 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co. We regard our trademarks as one of our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing over 260 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of November 29, 2020, we had fourteen issued U.S. patents and 43 U.S. patent applications pending. Our patents expire between 2025 and 2039. We also have 34 international and foreign patent applications pending. We will continually assess the ability to patent new intellectual property, as we develop technologies that we believe are innovative, such as our F.L.X. technology.
Human Capital Management
As of November 29, 2020, we employed approximately 14,800 people, approximately 6,100 of whom were located in the Americas, 4,600 were located in Europe, and 4,100 were located in Asia. As of such date, approximately 1,700 of our employees were associated with the manufacturing and procurement of our products, 7,900 worked in retail, including seasonal employees, 1,300 worked in distribution and 3,900 were other non-production employees. As of November 29, 2020, approximately 4,080 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Diversity, Inclusion, and Belonging. We believe in living our values: originality, empathy, integrity and courage. This means we strive to create a workplace where everyone feels valued, empowered and welcomed to be their authentic selves.
Since 2018, our workforce diversity, inclusion and belonging efforts have been focused on empowering women, measuring and ensuring pay equity and recruiting diverse talent. Some of our key achievements include establishing a Diversity, Inclusion and Belonging function, launching employee resource groups and career development programs for underrepresented populations and fostering inclusion and allyship globally.
In 2020, we recognized the need to do more, and made a series of new commitments to hire, support, promote and elevate diversity at the company, with a goal to ensure our workforce is as diverse as the communities we serve. This includes our specific commitments to improve our representation in our corporate and leadership ranks, ensure an inclusive culture and advocate externally in support of racial justice. We published our U.S. demographic representation data for the first time ever, with a commitment to share annually. In fiscal year 2021, we hired a Chief Diversity, Inclusion and Belonging Officer and welcomed our first Black board of directors member, key additions that we believe will help guide and enable our global commitment to diversity, inclusion, and belonging.
Pay Equity. In fiscal year 2020, we conducted a pay equity study for our U.S. non-union population. The study considered job level, performance, experience, and other factors such as promotion recency to examine our relative pay practices across gender and ethnicity in each population. We did not find any significant pay differences across gender and ethnicity. We have committed to conduct this study in the U.S. every other year and are working on a global approach that is appropriate for countries with smaller employee counts.
Total Rewards. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition.
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
Sustainability
We continue to deliver industry-leading sustainability approaches and product innovations that support our vision of a circular economy, an economic system aimed at eliminating waste and the continual use of resources, in the apparel industry. In 2020, we achieved a number of important milestones and received welcome recognition. Early in the year, we confirmed that we had met the Zero Discharge of Hazardous Chemicals commitments we made in 2012, when we signed the Greenpeace Detox Solutions Commitment and the Joint Roadmap Toward Zero Discharge of Hazardous Chemicals. Later in the year, the Carbon Disclosure Project (CDP) awarded us an “A” scoring in its annual survey of company climate disclosures and actions.
In July 2020, building on our introduction of jeans made with cottonized hemp in 2019, we launched the Wellthread® line, our “most sustainable jeans ever,” a collaboration with the Swedish company re:newcell. Our Wellthread® garments use more recycled denim than we’ve ever used before, and are fully recyclable. In October, we launched the SecondHand recommerce program, which helps us extend the life of denim products and tap into a growing resale market, a step in the direction of developing more circular products and practices.
While we take great pride in being a leader in these efforts, we know continued action is necessary to meet our future targets and drive the change we need to see in our industry. We’re proud to report that our owned-and-operated facilities now source approximately 70% of electricity from renewable sources, with the goal of 100% by 2025, in line with our science-based targets on climate to reduce greenhouse gas emissions. This effort was buoyed by the installation of a solar array at our distribution center in Henderson, Nevada, which will help offset approximately 20% of that facility's electricity use and helped the facility later secure LEED Platinum certification.

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
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While most of our stores have reopened, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In particular, given the recent resurgence in the COVID-19 pandemic, we again have had to close stores and may need to again close a significant number of our stores in the future. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to be adversely impacted.
In addition, consumer fears about becoming ill with the disease may continue, which has and is likely to continue to adversely affect foot traffic to our and our customers' stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Furthermore, if sales do not meet expectations because of unexpected effects on consumer demand caused by the COVID-19 pandemic, the resulting surplus inventory may cause excessive markdowns and, therefore, lower than planned gross margins. Any continued significant reduction in consumer visits to, or spending at, our and our customers' stores, caused by COVID-19, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and, as a result, adversely impact our financial results.
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
Our success depends in large part on the value, overall health and reputation of our brands, which are integral to our business and the implementation of our "Brand Led" strategy for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing, design and merchandising efforts and our ability to provide consistent, high-quality products supported by engaging marketing campaigns. Our brands and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high- quality products acceptable to our customers and consumers or if we face or mishandle a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our brands, corporate integrity and culture. Negative claims or publicity involving us or our products, or the production methods of any of our suppliers or contract manufacturers, could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we or our senior executives may from time to time take positions on social issues that may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Adverse publicity could undermine consumer confidence in our brands and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brands and reputation could adversely affect our business and financial condition.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 29%, 26% and 27% of our total net revenues in fiscal years 2020, 2019 and 2018, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer– including bankruptcy or liquidation– could result in a adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation, including Kmart, and our wholesale customer, J.C. Penney are currently undergoing bankruptcy proceedings. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have an adverse effect on our business and financial condition.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is our “DTC First” strategy, which includes our plan to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, franchisee and other brand-dedicated store models. In many locations, we face major, established retail competitors that may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including the closure of stores and decreased foot traffic resulting from the COVID-19 pandemic, could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
In addition, our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate. These initiatives involve significant investments in IT systems, data science and artificial intelligence initiatives, and significant operational changes. Our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our customer, digital, and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our operating results would be adversely affected.
If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
While e-commerce still comprises a small portion of our net revenues, it has been our fastest growing business over the last several years and it is a key part of our “DTC First” strategy. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales. In addition, as we continue to expand and increase the global presence of our e-commerce business, sales from our retail stores and wholesale channels of distribution in areas where e-commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
Additionally, the success of our e-commerce business and the satisfaction of our consumers depend on their timely receipt of our products. The efficient flow of our products requires that our company-operated and third-party operated distribution facilities have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may follow from the growth of our e-commerce business. If we encounter difficulties with our distribution facilities or in our relationships with the third parties who operate the facilities, or if any such facilities were to shut down or be limited in capacity for any reason, including as a result of fire, other natural disaster, labor disruption, or pandemic (including as a consequence of public health directives, quarantine policies or social distancing measures resulting from the COVID-19 pandemic), we could face shortages of inventory, resulting in "out of stock" conditions in the e-commerce sites we operate and those operated by our wholesale customers or other third parties, and we could experience disruption or delay, or incur significantly higher costs and longer lead times associated with distributing our products to our consumers and experience dissatisfaction from our consumers. Any of these issues could have an adverse effect on our business and harm our reputation.
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
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:
•the retailers in these channels maintain– and seek to grow– substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;
•the retailers change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;

•other channels, including vertically-integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and
•shrinking points of distribution, including fewer doors at our customer locations, store closures and decreased foot traffic due to the COVID-19 pandemic, or bankruptcy or financial difficulties of a customer.
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
We also are subject to the impacts of political, economic and social instability. For example, in January 2020, the United Kingdom withdrew from the European Union. The consequences of the United Kingdom's withdrawal and related changes to trade and tax policy could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could adversely affect our business, results of operations, and financial condition. Brexit has also contributed to volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur.

Changes to trade policy, including tariff and customs regulations, may have an adverse effect on our business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the United States as a result of such changes, could adversely affect our business. For example, the Trump Administration instituted and proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
As a result of recent policy changes and proposals, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs, sanctions and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have an adverse effect on our business, financial condition and results of operations.
The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could adversely impact our financial position and results of operations.
Legislation or other changes in US and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22, 2017. The Tax Act had a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduced the U.S. corporate statutory tax rate, eliminated or limited the deduction of several expenses that were previously deductible, imposed a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction. We completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet through the fiscal year 2018 and reflected the amounts in our financial statements. The Tax Act, as well as regulations and legal decisions interpreting and applying the Tax Act, may have significant impacts in future periods.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages or disruption (including as a consequence of public health directives, quarantine policies or social distancing measures imposed by governments), labor disputes, pandemics (such as the COVID-19 pandemic), the impacts of climate change, earthquakes, floods, fires or other natural disasters affecting these distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by work stoppages or disruption, labor disputes and pandemics. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
Unexpected obstacles in new markets in our existing markets may limit our expansion opportunities and cause our business and growth to suffer.
Our future growth depends in part on our continued expansion efforts in existing markets and in new markets where we may have limited familiarity and experience with regulatory environments and market practices. In particular, one of our key strategies is to further diversify our portfolio and grow market share across geographies, categories, genders and channels. We may not be able to expand or successfully operate in those markets, categories and channels as a result of unfamiliarity or other unexpected barriers to expansion or entry. For example, in connection with our efforts, we may encounter obstacles, including new competitors, cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, economic or governmental instability, difficulties in keeping abreast of market, business and technical developments and differences in consumer tastes and preferences. Our failure to develop our business in new markets or disappointing growth in existing markets that we may experience could harm our business and results of operations.

We face risks arising from restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
We continuously assess opportunities to streamline operations and fuel long-term profitable growth. Future charges related to such actions may harm our profitability in the periods incurred.
In July 2020, we announced a plan to implement a reduction in workforce in response to the impacts of the COVID-19 pandemic. In October 2020, we announced the next step of our restructuring initiative, which included realignment of our top level organization to support our new strategies, which became effective in 2021. The next phase of the reorganization, including the streamlining of operations, is expected to be completed in 2021. The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing employee population.
We have incurred and expect to continue to incur charges related to this reduction in workforce during the next 12 months, which may harm our profitability in the periods incurred.
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
Because of these and other factors, we cannot predict whether we will fully realize the purpose and anticipated operational benefits or cost savings of any global productivity actions and, if we do not, our business and results of operations may be adversely affected. Additionally, there may be a failure to achieve the anticipated levels of cost savings and efficiency as a result of the reduction in workforce, which could adversely impact our business and results of operations. Furthermore, additional restructuring or reorganization activities may be required in the future.
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
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation.
In fiscal year 2020, we sourced approximately 99% of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations. Also, we have certain minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. If we do not satisfy the minimum purchase commitments, due to conditions such as decreased demand, we will be charged for estimated adverse purchase commitments.
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
We require contract manufacturers to make progress toward our sustainability goals and meet our standards and policies in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards or applicable government standards, sanctions or other restrictions. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers, including raw material suppliers, have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
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
In addition, regulatory developments such as reporting requirements on the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with the recent sanctions and customs trade orders issued by the U.S. government related to entities and individuals who are connected to the Xinjiang region of China, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material used in the products we sell.
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also have entered into the Second Amended and Restated Credit Agreement (as defined below) with several financial institutions that provides us with additional credit availability. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of the COVID-19 pandemic. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
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
Our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing and other requirements, which could negatively affect our reputation and business.
We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into comprehensive agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our sustainability standards and policies including our supplier code of conduct or applicable government restrictions and regulations. These activities could harm our brand equity, our reputation and our business.
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in certain circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their businesses, including their stores or websites in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.
Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a global basis. In addition to our trademarks and other intellectual property rights, as we develop technologies that we believe are innovative, such as our F.L.X. technology, we intend to continually assess the patentability and other protectability of new intellectual property. However, the patents that we own and those that may be issued in the future may not adequately protect our intellectual property, survive legal challenges or provide us with competitive advantages, and our patent applications may not be granted. Our efforts to establish and protect our proprietary intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to claim ownership or seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks, patented technologies or other proprietary rights may not only erode sales of our products but may also cause significant reputational harm to our brand names and our ability to effectively represent ourselves to our consumers, contractors, suppliers and/or licensees. Moreover, others may seek to assert rights in, or ownership of, our trademarks and other intellectual property, including through civil and/or criminal prosecution. We may not be able to successfully resolve those claims, which may result in financial liability and criminal penalties, and defending or pursuing such claims may create significant financial burdens. In addition, the laws and enforcement mechanisms of some foreign countries may not allow us to protect our proprietary rights to the same extent as we are able to in the United States and other countries.
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
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorism, war, political instability, social unrest, or other conflict; industrial accidents, such as structural integrity failure or fire; or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a adverse effect on our business, operating results and financial condition.
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
As of November 29, 2020, we had $1.6 billion of debt, all of which was unsecured, and we had $713.5 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
A substantial portion of our debt is Euro-denominated senior notes. In addition, borrowings under our credit facility bear interest at variable rates and a portion of those borrowings may be in Canadian Dollars. As a result, increases in market interest rates and changes in foreign exchange rates could require a greater portion of our cash flow to be used to pay interest, which could further hinder our operations. Increases in market interest rates may also affect the trading price of our debt securities that bear interest at a fixed rate. Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.
In addition, certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate, and may be hedged with LIBOR-based interest rate derivatives. Regulators and law-enforcement agencies in a number of different jurisdictions have conducted and continue to conduct civil and criminal investigations into potential manipulation or attempted manipulation of LIBOR submissions by panel banks. LIBOR is currently calculated and published for various currencies and periods by the benchmark’s administrator, ICE Benchmark Administration Limited (“IBA”), which is regulated for such purposes by the United Kingdom’s Financial Conduct Authority (“FCA”). The FCA has statutory powers to compel panel banks to provide rate quotations for the purpose of calculating LIBOR. On July 27, 2017, Andrew Bailey, the chief executive of the FCA gave a speech in which he questioned the sustainability of LIBOR and announced that the FCA would no longer require banks to submit quotations on which LIBOR rates are based after the end of 2021. However, on November 30, 2020, the IBA announced that it would consult in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings (overnight and one, three, six and 12 months) immediately following the LIBOR publication on June 30, 2023. IBA published this consultation on December 4, 2020 and expects to close the consultation for feedback on January 25, 2021. Concurrent with IBA’s announcement on November 30, 2020, the FCA announced that it welcomed and supported the prospective continuation of most settings of LIBOR beyond the end of 2021, as proposed by the IBA.
Accordingly, many market participants anticipate that in the near future LIBOR will cease being a widely used benchmark interest rate and may cease being published altogether. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during any transition period. The Credit Agreement Amendment (defined below) contemplates a procedure for transitioning from LIBOR upon the occurrence of specified events. Nevertheless, the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the credit facility’s provisions, could increase the cost of our variable rate indebtedness.
Both New York State and federal legislation in the U.S. is under consideration that if enacted could result, upon the unavailability of LIBOR, in the replacement of certain fallback provisions in LIBOR-based financing agreements. Under the proposed legislation, some of these existing fallback provisions would be replaced by a provision specifying that the replacement rate and related adjustments recommended by the Alternative Reference Rates Committee (“ARRC”), the committee in the United States convened to ensure a successful transition from LIBOR, would be used to establish the interest-rate on the financing. The legislation would also require the use of the benchmark replacement rate and related adjustments recommended by the AARC in the event that there are no fallback provisions in a financing. The legislation would not impact credit agreements that already include fallbacks to the changes recommended by the ARRC. Any such legislation adopted in

New York State would have applicability only to agreements governed by New York law. There can be no assurance as to the final form of any such New York or federal legislation or as to whether any such legislation will be adopted.
In the event that one or more LIBOR-based interest rate derivatives are entered into to hedge variable rate indebtedness, the LIBOR rate specified therein will be determined from time to time by reference to a publication page specified in the relevant definitions of the International Swaps and Derivatives Association, Inc. (“ISDA”). However, if such rate does not appear on the relevant page, and the above-referenced legislation is not adopted that would address the replacement of LIBOR under such derivatives, LIBOR will be determined in accordance with dealer polls conducted by the calculation agent under the agreement governing the derivative. This dealer polling mechanism may not be successful in arriving at a replacement interest rate for LIBOR. Even if the dealer polling mechanism successfully arrives at a replacement interest rate for derivatives, that rate could differ significantly from the interest rates used for our variable-rate indebtedness.
The Tax Act also places limitations on businesses' abilities to deduct interest expenses. If our adjusted taxable income were to change, we may not be able to fully deduct our interest expenses.
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
Apparel is a cyclical industry that is dependent upon the overall level of consumer spending and consumer confidence. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected, there is economic uncertainty or volatility or during recessionary periods. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our brand-dedicated stores are also affected by these conditions, which may lead to a decline in consumer traffic and spending in these stores. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or tax or interest rates, housing market downturns, fear about and impact of pandemic illness, (such as the impact of the COVID-19 pandemic, including reduced store traffic and widespread temporary store closures), and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition through their impact on our wholesale customers as well as direct sales.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, related restrictions on travel and the related impact on consumer confidence and spending, and the extent of any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. For example, as the number of people affected by the COVID-19 pandemic continues to grow, consumer fear about becoming ill with the disease and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which will adversely affect traffic to our and our customer's stores. Any significant reduction in customer visits to, and spending at, our and our customer's stores caused by COVID-19 would result in a loss of sales and profits and other adverse effects. An extended period of global supply chain and economic disruption could adversely affect our business, results of operations, access to sources of liquidity and financial condition.
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
The principal fabrics used in our products include cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. For example, compliance with the recent sanctions and trade orders issued by the U.S. government related to entities and individuals who are connected to the Xinjiang region of China could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
Substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States and the Brexit process between the United Kingdom and the European Union have introduced greater uncertainty with respect to future tax and trade regulations.
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

Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer, and has launched an investigation into currency manipulation and timber trade practices that may results in increased tariffs on impacts to the United States from Vietnam. Currently, of the products that we sell in the United States, less than 2% are manufactured in China. If the Office of the US Trade Representative follows through on its proposed China or Vietnam tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, industrial accidents, pandemics (including the COVID-19 pandemic), or responses to these events.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 21, 2021 we had outstanding a total of 77,329,197 shares of Class A common stock and 320,730,620 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
As of November 29, 2020, there were 6,587,363 shares of Class A common stock and 10,953,272 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
•restrict the forum for certain litigation against us to Delaware or to Federal court;
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
Our amended and restated certificate of incorporation and our amended and restated bylaws together designate the Court of Chancery of the State of Delaware and the federal district courts of the United States as the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
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
In addition, our amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 29, 2020, we operated two manufacturing-related facilities abroad and nine distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our key operating properties in use as of November 29, 2020 is summarized in the following table:

Location	Primary Use	Leased/Owned
Americas
San Francisco, CA	Design and Product Development	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Cuautitlan, Mexico	Distribution	Leased
Villa El Salvador, Peru	Distribution	Leased
Pudahuel, Chile	Distribution	Leased

Europe
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Leased

Asia
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
______________
(1)    Building and improvements are owned but subject to a ground lease.
Our global headquarters and the headquarters of our Americas region are both located in leased premises in San Francisco, California. Our Europe and Asia headquarters are located in leased premises in Diegem, Belgium and Singapore, respectively. In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate two data centers located in Carrollton and Westlake, Texas. As of November 29, 2020, we leased 71 administrative and sales offices in 37 countries, as well as leased 13 warehouses in eight countries.
In addition, as of November 29, 2020, we had 1,042 company-operated retail and outlet stores in leased premises in 36 countries: 359 stores in the Americas, 356 stores in Europe and 327 stores in Asia.

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
Market Information
Our Class A common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “LEVI” since March 21, 2019. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor publicly traded.
Holders of Record
As of January 21, 2021, there were 61 holders of record of our Class A common stock and 263 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms.
Dividend Policy
We do not have an established annual dividend policy, but we aim to grow our annual cash dividends along with our earnings growth. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of the Board depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 7 to our audited consolidated financial statements included in this report.
Securities Authorized for Issuance Under Equity Incentive Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500, and the S&P 500 Apparel, Accessories and Luxury Goods. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through November 29, 2020. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

Among Levi Strauss & Co., the S&P 500 Index,
and S&P 500 Apparel, Accessories and Luxury Goods

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/21/19
3/19
4/19
5/19
6/19
7/19
8/19
9/19
10/19
11/19
12/19
1/20
2/20
3/20
4/20
5/20
6/20
7/20
8/20
9/20
10/20
11/20
Levi Strauss & Co.
S&P 500
S&P 500 Apparel, Accessories and Luxury Goods

*$100 invested on 3/21/19 in stock or 2/28/19 in index, including reinvestment of dividends.
Fiscal year ending November 29.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at our fiscal year ends of November 24, 2019 and November 29, 2020:

(in dollars)	March 21, 2019	November 24, 2019	November 29, 2020
Levi Strauss & Co.	$100.00	$76.40	$87.06
S&P 500	$100.00	$114.49	$134.47
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$94.24	$89.99
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
Recent Sales of Unregistered Securities
Not applicable.

Use of Proceeds from Initial Public Offering of Class A Common Stock
The Registration Statement on Form S-1 (File No. 333-229630) for our initial public offering ("IPO") of our Class A common stock was declared effective by the SEC on March 20, 2019. There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on March 21, 2019 pursuant to Rule 424(b)(4) of the Securities Act. The proceeds from our IPO have been used for general corporate purposes, including working capital, operating expenses and capital expenditures. We have broad discretion over the uses of the net proceeds and may use a portion for acquisitions or other strategic investments, although we do not currently have any plans to do so.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected historical consolidated financial data which are derived from our audited consolidated financial statements for fiscal years 2020, 2019, 2018, 2017 and 2016. The financial data set forth below should be read in conjunction with, and are qualified by reference to, "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited consolidated financial statements for fiscal years 2020, 2019 and 2018 and the related notes to those audited consolidated financial statements, included elsewhere in this report.

	Year Ended November 29, 2020(1)	Year Ended November 24, 2019	Year Ended November 25, 2018	Year Ended November 26, 2017	Year Ended November 27, 2016

	(Dollars in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$4,452,609	$5,763,087	$5,575,440	$4,904,030	$4,552,739
Cost of goods sold	2,099,685	2,661,714	2,577,465	2,341,301	2,223,727
Gross profit	2,352,924	3,101,373	2,997,975	2,562,729	2,329,012
Selling, general and administrative expenses(2)	2,347,628	2,534,698	2,457,564	2,082,662	1,853,489
Restructuring, net	90,415	—	—	—	312
Operating (loss) income	(85,119)	566,675	540,411	480,067	475,211
Interest expense	(82,190)	(66,248)	(55,296)	(68,603)	(73,170)
Underwriter commission paid on behalf of selling stockholders	—	(24,860)	—	—	—
Loss on early extinguishment of debt	—	—	—	(22,793)	—
Other (expense) income, net(3)	(22,474)	2,017	14,907	(39,890)	5,219
(Loss) income before taxes	(189,783)	477,584	500,022	348,781	407,260
Income tax (benefit) expense	(62,642)	82,604	214,778	64,225	116,051
Net (loss) income	(127,141)	394,980	285,244	284,556	291,209
Net income attributable to noncontrolling interest	—	(368)	(2,102)	(3,153)	(157)
Net (loss) income attributable to Levi Strauss & Co.	$(127,141)	$394,612	$283,142	$281,403	$291,052
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.32)	$1.01	$0.75	$0.75	$0.78
Diluted	$(0.32)	$0.97	$0.73	$0.73	$0.76
Weighted-average common shares outstanding:
Basic	397,315,117	389,082,277	377,139,847	376,177,350	375,141,560
Diluted	397,315,117	408,365,902	388,607,361	384,338,330	382,852,950

Statements of Cash Flow Data:
Net cash flow provided by (used for):
Operating activities	$469,586	$412,188	$420,371	$525,941	$306,550
Investing activities	(188,559)	(243,343)	(179,387)	(124,391)	(68,348)
Financing activities	285,995	55,018	(148,633)	(151,733)	(173,549)
Balance Sheet Data:
Cash and cash equivalents	$1,497,155	$934,237	$713,120	$633,622	$375,563
Working capital(4)(5)	1,577,359	1,702,982	1,235,860	1,118,157	942,019
Total assets(6)	5,641,241	4,232,418	3,542,660	3,357,838	2,995,470
Total debt, excluding capital leases	1,564,331	1,014,366	1,052,154	1,077,311	1,045,178
Temporary equity	—	—	299,140	127,035	79,346
Total Levi Strauss & Co. stockholders' equity	1,299,475	1,563,531	660,113	696,910	509,555
Other Financial Data:
Depreciation and amortization	$141,795	$123,942	$120,205	$117,387	$103,878
Capital expenditures	130,383	175,356	159,413	118,618	102,950
Cash dividends paid	63,639	113,914	90,000	70,000	60,000
______________
(1)Net revenues were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter when most company-operated and wholesale customer doors were temporarily closed. See Note 1 for more information.
(2)Fiscal year 2017 includes an out-of-period adjustment that increased selling, general and administrative expenses by $8.3 million and decreased net income by $5.1 million. This adjustment, which originated in prior years, relates to the correction of the periods used for the recognition of stock-based compensation expense associated with employees eligible to vest in awards after retirement. We have evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.
(3)Includes $14.7 million in pension settlement losses in 2020 related to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 9 to our audited consolidated financial statements included in this report for further information.
(4)Included in fiscal year 2020 working capital is the impact from the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as a net incremental $237.1 million of short-term operating lease liabilities were recognized. Refer to Note 1 to our audited consolidated financial statements included in this report for additional information.
(5)The increase in working capital in fiscal year 2019 is partially attributable to our IPO in March 2019, as net proceeds of $234.6 million were received, and as a result of cash-settled stock-based compensation being replaced with stock-settled awards, $45.8 million of related liabilities were reclassified from accrued salaries, wages and employee benefits to additional paid in capital. Refer to Note 1 to our audited consolidated financial statements included in this report for additional information.
(6)The increase in assets in fiscal year 2020 reflects the impact from the adoption of ASU No. 2016-02, Leases (Topic 842), as $988.8 million of operating lease right-of-use assets were recognized. Refer to Note 1 to our audited consolidated financial statements included in this report for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. See “—Financial Information Presentation—Fiscal Year.”
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we use certain non-GAAP financial measures throughout this Annual Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co. and Denizen brands.
Our business is operated through three geographic regions: Americas, Europe and Asia (which includes the Middle East and Africa). We service our consumers through our global infrastructure, developing, sourcing and marketing our products around the world.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. The Signature by Levi Strauss & Co. and Denizen brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (direct-to-consumer "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 29, 2020, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,100 brand-dedicated stores and shop-in-shops. As of November 29, 2020, we had 1,042 company-operated stores located in 36 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners. Due to the COVID-19 pandemic, many of our company-operated stores and wholesale customer doors were temporarily closed at different points throughout the year, with the majority of the impact occurring in the second quarter, when most of our owned and operated retail stores and wholesale customer doors were closed. During the fourth quarter, a resurgence in COVID-19 cases led to the temporary closure of some of our stores, predominantly in Europe. See “Impact of COVID-19 on our Business” below for more information.
Our Europe and Asia businesses, collectively, contributed 47% of our net revenues and 36% of our regional operating income in fiscal year 2020, as compared to 47% of our net revenues and 45% of our regional operating income in fiscal year 2019. Sales of Levi’s® brand products represented approximately 87% of our net revenues in both fiscal year 2020 and fiscal year 2019. Pants represented 65% of our total units sold in both fiscal year 2020 and fiscal year 2019, and men's products generated 64% of our net revenues in fiscal year 2020 as compared to 67% in fiscal year 2019.
Our wholesale channel generated 61% and 64% of our net revenues in fiscal years 2020 and 2019, respectively. Our DTC channel generated 39% and 36% of our net revenues in fiscal years 2020 and 2019, respectively, with our company operated e-commerce representing 21% and 14% of DTC channel net revenues and 8% and 5% of total net revenues in fiscal years 2020 and 2019, respectively.
Our Objectives
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth and generate industry-leading shareholder returns. Critical strategies to achieve these objectives include being a brand-led business, putting DTC first, and further diversifying across geographies, categories, genders and channels. We intend to achieve these strategies through operational excellence, financial discipline, and the digital transformation of our business processes and ways of working, including leveraging data and machine learning in our decision making.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has materially impacted our business and results of operations in fiscal year 2020. During the year ended November 29, 2020, a net $250.0 million in charges were recognized, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million. For more information on the restructuring charges and COVID-19 related inventory costs and other charges, refer to Note 12 and Note 1, respectively, to the consolidated financial statements included in this report.
As a result of the widespread impact of COVID-19, substantially all of our company-operated stores were temporarily closed for varying periods of time throughout the year, primarily within the second quarter, with the majority reopened by mid-July, in many cases, with reduced hours and occupancy levels. During the fourth quarter, a resurgence in COVID-19 cases led to the temporary closure of some of our stores, mainly in Europe. As of the end of fiscal year 2020, approximately 87% of our company-operated stores were open for either in-store or curbside service. Our wholesale customers, including third-party retailers and franchise partners, also experienced significant business disruptions this year, including store closures, lower traffic and consumer demand, resulting in decreased shipments to these customers.
As consumer spending shifted towards online shopping experiences as a result of the global pandemic, our company-operated e-commerce net revenues grew approximately 29% during the fiscal year 2020. Our global digital business, which includes our e-commerce site as well as the online businesses of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only wholesalers) grew to represent approximately 22% of our total net revenues in fiscal year 2020, versus approximately 13% of our total net revenues in fiscal year 2019.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. During fiscal year 2020, we closed many of our corporate offices and other facilities, and implemented a work from home policy for many of our corporate employees that, in most cases, we are still continuing to follow. During the year, as our company-operated retail stores were re-opened, we followed internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, including frequent cleaning in our stores and limiting the number of shoppers to allow for social distancing.
While many retail stores have reopened and government restrictions have been removed or lightened globally, a resurgence of the pandemic has resulted in temporary store closures, beginning with Europe in the fourth quarter, and becoming more widespread in early fiscal year 2021. The future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted including as a result of:
•Risk of future additional temporary closures of our owned and operated retail stores globally as well as the doors owned by our wholesale customers, including third-party retailers and franchise partners;
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
2020 Restructuring
In April 2020, our Board of Directors (the "Board") endorsed a restructuring initiative designed to reduce costs, streamline operations and support agility. In July 2020, we announced and began to implement the restructuring initiative, which we expect to substantially complete by the middle of fiscal year 2021. The adverse impacts of the COVID-19 pandemic on our business necessitated cost reduction actions in advance of our plans to streamline operations. In October 2020, we announced the next step of our restructuring initiative, which included realignment of our top level organization to support our new strategies, which became effective in fiscal year 2021. The next phase of the reorganization, including the streamlining of operations, is expected to be completed in fiscal year 2021.
The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the year ended November 29, 2020, we recognized restructuring charges of $90.4 million, which were recorded on a separate line item in our consolidated statements of operations. Within the consolidated balance sheet as of November 29, 2020, we had $54.7 million and $6.3 million in restructuring liabilities and other long-term liabilities, respectively, and an immaterial amount of pension and postretirement curtailment losses were recorded in accumulated other comprehensive income. The charges primarily relate to severance benefits, based on separation benefits provided by company policy or statutory benefit plans. During the year ended November 29, 2020, $24.7 million in payments were made and cash payments for charges recognized to date are expected to continue through 2021. We estimate that we will incur future additional charges related to this restructuring initiative.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic, that are impacting our business include the following:
•A complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting in consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and convenience with increased expectations for real-time delivery.
•The diversification of our business model across regions, channels, brands and categories affects our gross margin. For example, if our sales in higher gross margin business regions, channels, brands and categories grow at a faster rate than in our lower gross margin business regions, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in Europe is generally higher than in our other two regional operating segments. Sales directly to consumers generally have higher gross margins than sales through third parties, although these sales typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new products categories, may also impact our future gross margin.
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
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2020, our net revenues in the first, second, third and fourth quarters represented 34%, 11%, 24% and 31%, respectively, of our total net revenues for the year. Due to the COVID-19 pandemic, net revenues were adversely impacted by temporary store closures and reduced traffic and consumer demand, with the majority of the impact occurring in the second quarter when most company-operated and wholesale customer doors were temporarily closed. In the fourth quarter, a resurgence in COVID-19 cases led to the temporary closure of stores, predominantly in Europe. In fiscal year 2019, our net revenues in the first, second, third and fourth quarters represented 25%, 23%, 25% and 27%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year-end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal year 2018 included one Black Friday, fiscal year 2019 did not have a Black Friday, while fiscal year 2020 had two Black Fridays. Fiscal year 2020 benefited from a 53rd week.
The level of our working capital reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fourth quarter selling season but they could also be impacted by other events affecting retail sales, including adverse weather conditions or other macroeconomic events, including pandemics such as COVID-19.
Effects of Inflation
We believe inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Our Results for the Fourth Quarter of Fiscal Year 2020

•Net revenues.  Compared to the fourth quarter of fiscal year 2019, consolidated net revenues decreased 11.6% on a reported basis and 12.3% on a constant-currency basis. The decrease was due to the adverse impact of the COVID-19 pandemic, including temporary store closures, primarily in Europe, as well as overall reduced foot traffic and consumer demand globally, partially offset by the benefit of a 53rd week and Black Friday in fiscal year 2020.

•Operating income.  We recognized consolidated operating income of $92.0 million, compared to operating income of $131.6 million in the fourth quarter of fiscal year 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic, including the recognition of $22.0 million of net restructuring charges.
•Net income. We recognized net income of $56.7 million, compared to net income of $95.3 million in the fourth quarter of fiscal year 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic.
•Adjusted EBIT. Adjusted EBIT was $113.4 million, compared to Adjusted EBIT of $146.3 million in the fourth quarter of fiscal year 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic.
•Diluted earnings per share. Diluted earnings per share were $0.14 compared to diluted earnings per share of $0.23 in the fourth quarter of fiscal year 2019.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $0.20 compared to adjusted diluted earnings per share of $0.26 in the fourth quarter of fiscal year 2019.
•Cash from operations. Cash from operations increased to $228.7 million, as compared to $206.7 million in fiscal year 2019, reflecting our continuing focus on financial discipline, cost controls, cash and working capital.
For more information on Adjusted EBIT and adjusted diluted earnings per share, measures not prepared in accordance with United States generally accepted accounting principles, and reconciliations of such measures to net income (loss) and diluted earnings (loss) per share, see “—Non-GAAP Financial Measures”.
Our Fiscal Year 2020 Results

•Net revenues.  Compared to fiscal year 2019, consolidated net revenues decreased 22.7% on a reported basis and 22.0% on a constant-currency basis. The decrease was due to the adverse impact of the COVID-19 pandemic, including as the result of widespread temporary store closures, reduced traffic and consumer demand, partially offset by higher net revenues prior to the pandemic and the benefit of a 53rd week and two Black Fridays in fiscal year 2020.
•Operating loss.  We recognized a consolidated operating loss of $85.1 million, compared to operating income of $566.7 million in fiscal year 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic, including the recognition of $90.4 million of net restructuring charges and $159.6 million of net COVID-19 related inventory costs and other charges.
•Net loss. We recognized a consolidated net loss of $127.1 million, compared to net income of $395.0 million in fiscal year 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic, including the recognition of $250.0 million in net restructuring and COVID-19 related charges in 2020 as compared to fiscal year 2019.
•Adjusted EBIT. Adjusted EBIT was $181.1 million compared to Adjusted EBIT of $610.6 million in fiscal year 2019. The decrease was primarily due to the adverse impacts of the COVID-19 pandemic, partially offset by higher net revenues and gross margin expansion in the portion of fiscal year 2020 prior to the pandemic as compared to fiscal year 2019.
•Diluted loss per share. Diluted loss per share was $0.32 compared to diluted earnings per share of $0.97 in fiscal year 2019.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $0.21 compared to adjusted diluted earnings per share of $1.12 in fiscal year 2019.
•Cash from operations. Cash from operations increased to $469.6 million, as compared to $412.2 million in fiscal year 2019, despite incurring a net loss of $127.1 million in fiscal year 2020 reflecting our continuing focus on financial discipline, cost controls, cash and working capital.
For more information on Adjusted EBIT and adjusted diluted earnings per share, measures not prepared in accordance with United States generally accepted accounting principles, and reconciliations of such measures to net income (loss) and diluted earnings (loss) per share, see “—Non-GAAP Financial Measures”.

Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal years 2019 and 2018 were 52-week years ending on November 24, 2019 and November 25, 2018, respectively. Fiscal year 2020 was a 53-week year ending on November 29, 2020. Each quarter of fiscal years 2020, 2019 and 2018 consisted of 13 weeks. The fourth quarter of 2020 consisted of 14 weeks.
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
•We reflect substantially all distribution costs in selling, general and administrative expenses, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

Results of Operations
Fiscal Year 2020 compared to Fiscal Year 2019
The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 29, 2020	November 24, 2019	% Increase (Decrease)	November 29, 2020	November 24, 2019
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$4,452.6	$5,763.1	(22.7)%	100.0%	100.0%
Cost of goods sold	2,099.7	2,661.7	(21.1)%	47.2%	46.2%
Gross profit	2,352.9	3,101.4	(24.1)%	52.8%	53.8%
Selling, general and administrative expenses	2,347.6	2,534.7	(7.4)%	52.7%	44.0%
Restructuring charges, net	90.4	—	*	2.0%	—%
Operating (loss) income	(85.1)	566.7	(115.0)%	(1.9)%	9.8%
Interest expense	(82.2)	(66.2)	24.2%	(1.8)%	(1.1)%
Underwriter commission paid on behalf of selling stockholders	—	(24.9)	*	—%	(0.4)%
Other (expense) income, net	(22.4)	2.0	*	(0.5)%	—%
(Loss) income before income taxes	(189.7)	477.6	(139.7)%	(4.3)%	8.3%
Income tax (benefit) expense	(62.6)	82.6	(175.8)%	(1.4)%	1.4%
Net (loss) income	(127.1)	395.0	(132.2)%	(2.9)%	6.9%
Net income attributable to noncontrolling interest	—	(0.4)	*	—%	—%
Net (loss) income attributable to Levi Strauss & Co.	$(127.1)	$394.6	(132.2)%	(2.9)%	6.8%
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.32)	$1.01	(131.7)%	*	*
Diluted	$(0.32)	$0.97	(133.0)%	*	*
Weighted-average common shares outstanding:
Basic	397.3	389.1	2.1%	*	*
Diluted	397.3	408.4	(2.7)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by regional operating segment for the periods indicated, and the changes in net revenues by operating segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 29, 2020	November 24, 2019	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Americas	$2,345.4	$3,057.0	(23.3)%	(22.2)%
Europe	1,435.6	1,768.1	(18.8)%	(18.7)%
Asia	671.7	938.0	(28.4)%	(27.5)%
Total net revenues	$4,452.7	$5,763.1	(22.7)%	(22.0)%
As compared to the same period in the prior year, total net revenues were affected unfavorably by approximately $56 million in foreign currency exchange rates.
Americas.   On both a reported basis and constant-currency basis, net revenues in our Americas region decreased for fiscal year 2020. Currency translation had an unfavorable impact on net revenues of approximately $43 million for the year. The decrease in net revenues was due to the adverse impact of the COVID-19 pandemic on both our wholesale and DTC channels throughout the year.
The decrease in wholesale revenues was primarily due to the temporary closures of third-party retail locations, most of which were closed for the duration of the second quarter, as well as decreased demand throughout the remainder of the year as locations reopened. These declines were partially offset by increases in Levi's® and Signature products sold to traditional and digital wholesale customers deemed essential, allowing them to remain open throughout the year, either through their retail locations, or e-commerce sites.
The decrease in DTC channel revenue was due to the temporary closures of our company-operated stores as the majority of our store network was closed during the second and part-way through the third quarter as a result of the COVID-19 pandemic. As stores reopened, they were impacted by decreased traffic throughout the remainder of the year, many operating under reduced hours and occupancy levels. This was partially offset by incremental revenues from our newly acquired South American distributor, first quarter revenue growth in our DTC channel and the inclusion of non-comparable net revenues from two Black Fridays and a 53rd week in fiscal year 2020 when compared to fiscal year 2019. As of November 29, 2020, approximately 94% of our company-operated stores in the region were open and our store network had 77 more stores in operation as compared to November 24, 2019. E-commerce revenue also had strong growth during the year due to increased traffic and higher conversion, as consumer spending continued to shift towards online shopping, as well as from the benefit of two Black Fridays and a 53rd week in fiscal year 2020 when compared to fiscal year 2019.
Europe.  Net revenues in Europe decreased on both reported and constant-currency bases. Currency translation did not have a significant impact on net revenues in the region for fiscal year 2020. The decrease in net revenues was driven by the adverse impact COVID-19 had across both our wholesale and DTC channels throughout the year.
Wholesale revenue declined due to the temporary closure of our wholesale customers' retail locations, most of which were closed for the duration of the second quarter and some again in the fourth quarter due to a resurgence of COVID-19, as well as decreased demand when locations were open after the pandemic began. These declines were partially offset by growth in our digital wholesale customer revenues as well as first quarter growth from our traditional wholesale customers.
The decrease in DTC channel revenue was due to the temporary closures of our company-operated stores as the majority of our store network was closed during the second quarter, with some stores closed again in the fourth quarter due to a resurgence of COVID-19. When stores were able to open after the first wave of the pandemic, they were impacted by lower traffic, many operating under reduced hours and store occupancy levels. This decline was partially offset with first quarter growth within our company operated retail network and the inclusion of non-comparable net revenues from two Black Fridays and a 53rd week in fiscal year 2020 as compared to fiscal year 2019. As of November 29, 2020, approximately 67% of our company-operated stores in the region were open and our store network had 32 more stores in operation as compared to November 24, 2019. E-commerce revenue grew during the year as a result of increased traffic, as consumer spending continued to shift towards online shopping, as well as from the benefit of two Black Fridays and a 53rd week in fiscal year 2020 when compared to fiscal year 2019.

Asia.  Net revenues in Asia decreased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $12 million. The decrease in net revenues was driven by the adverse impact COVID-19 had across our wholesale and DTC channels throughout the year.
Wholesale revenue declined due to temporary store closures impacting wholesale customer retail locations across the region, starting in the second quarter and at various times throughout the remainder of the year, offsetting first quarter growth.
DTC channel revenue decreased due to the temporary store closures that started in China and neighboring countries midway through the first quarter, and then spread throughout various parts of the region for varying periods of time during the year as sporadic COVID-19 outbreaks and partial and full lockdowns impacted the region. As stores reopened, sales were impacted by lower foot traffic and restrictions on operating hours and store occupancy levels. The decline in DTC revenue was partially offset by growth in e-commerce revenue in fiscal year 2020 as compared to fiscal year 2019. As of November 29, 2020, approximately 99% of our company-operated stores in the region were open and our store network had 28 more stores in operation as compared to November 24, 2019.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 29, 2020	November 24, 2019	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$4,452.6	$5,763.1	(22.7)%
Cost of goods sold	2,099.7	2,661.7	(21.1)%
Gross profit	$2,352.9	$3,101.4	(24.1)%
Gross margin	52.8%	53.8%
Currency translation unfavorably impacted gross profit by approximately $23 million. The decrease in gross margin was mainly due to COVID-19 related charges, which primarily included the recognition of incremental inventory reserves of $42.3 million and adverse fabric purchase commitments of $26.2 million which decreased gross margin by 1.6 percentage points. These adverse impacts were partially offset by price increases implemented in the second half of the prior year.
Selling, general and administrative expenses
The following table shows selling, general and administrative ("SG&A") expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 29, 2020	November 24, 2019	% Increase (Decrease)	November 29, 2020	November 24, 2019
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,040.4	$1,116.8	(6.8)%	23.4%	19.4%
Advertising and promotion	331.4	399.3	(17.0)%	7.4%	6.9%
Administration	343.2	426.0	(19.4)%	7.7%	7.4%
Other	542.3	592.6	(8.5)%	12.2%	10.3%
COVID-19 related charges	90.3	—	100.0%	2.0%	—%
Total SG&A expenses	$2,347.6	$2,534.7	(7.4)%	52.7%	44.0%
Currency translation affected SG&A expenses favorably by approximately $15 million as compared to the prior year.
Selling.  Currency translation impacted selling expenses favorably by approximately $9 million for the year ended November 29, 2020. Lower selling expenses primarily reflected decreased costs due to the temporary closure of our company operated retail stores as well as cost-savings actions initiated during the second quarter. Selling expenses as a percentage of net revenues increased due to the adverse impact of the COVID-19 pandemic on net revenues, offset in part by cost-savings actions implemented during the year.
Advertising and promotion.  Currency translation impacted advertising and promotion expense favorably by approximately $3 million for the year ended November 29, 2020. The decrease in advertising and promotion expenses is due to our decision to reduce spending in response to COVID-19 in the channels most affected by the economic shutdown.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for fiscal year 2020. The decrease in administration expenses is largely due to lower employee and incentive costs, which included the impact of cost-savings actions implemented in response to COVID-19.
Other.  Other costs include distribution, information resources, and marketing organization costs. Currency translation impacted other SG&A expenses favorably by approximately $2 million for fiscal year 2020. The decrease in other costs was primarily due to lower distribution expenses attributable to reduced sales volume as well as cost-savings actions implemented in response to COVID-19.
COVID-19 related charges.   During the year ended November 29, 2020, we recognized $44.3 million in impairment of certain operating lease right-of-use assets and $21.7 million in impairment of property and equipment related to certain retail locations and other corporate assets, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. Additional charges of $17.7 million relate to customer receivables, including provisions and other allowances as a result of changes in their financial condition of $5.2 million and actual and anticipated bankruptcies and other associated claims of $12.5 million. The remainder relates to other incremental costs incurred in response to the global pandemic.
Restructuring charges, net
During the year ended November 29, 2020, we recognized restructuring charges of $90.4 million, consisting primarily of severance and other post-employment benefits. See “- Overview - 2020 Restructuring” above for more information.
Operating income (loss)
The following table shows operating income (loss) by regional operating segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding region net revenues or consolidated net revenues:

	Year Ended
	November 29, 2020	November 24, 2019	% Increase (Decrease)	November 29, 2020		November 24, 2019
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income (loss):
Americas	$332.2	$545.1	(39.1)%	14.2%		17.8%
Europe	206.4	353.1	(41.5)%	14.4%		20.0%
Asia	(21.8)	85.8	(125.4)%	(3.2)%		9.1%
Total regional operating income	516.8	984.0	(47.5)%	11.6%	*	17.1%	*
Corporate:
Restructuring charges, net	90.4	—	—%	2.0%	*	—%	*
Other corporate staff costs and expenses	511.5	417.3	22.6%	11.5%	*	7.2%	*
Total corporate expenses	601.9	417.3	44.2%	13.5%	*	7.2%	*
Total operating income (loss)	$(85.1)	$566.7	(115.0)%	(1.9)%	*	9.8%	*
Operating margin	(1.9)%	9.8%
______________
* Percentage of consolidated net revenues
Currency translation affected total operating income in fiscal year 2020 unfavorably by approximately $8 million as compared to the prior year.

Regional operating income.
•Americas.  Currency translation unfavorably affected operating income in the region by approximately $8 million as compared to the prior year. The decrease in operating income was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
•Europe.  Currency translation did not have a significant impact on operating income in the region for fiscal year 2020. The decrease in operating income was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19, net of higher selling costs to support store expansion.
•Asia.  Currency translation did not have a significant impact on operating income in the region for fiscal year 2020. The decrease in operating income was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
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
The increase in corporate expenses for the year ended November 29, 2020 was primarily due to net restructuring charges, COVID-19 related net inventory costs and other charges, and impairment of certain store right-of-use and other store assets, initially recognized during the second quarter and updated based on changes in facts and circumstances throughout the remainder of the year.
Interest expense
Interest expense was $82.2 million for the year ended November 29, 2020, as compared to $66.2 million in the prior year. The increase in interest expense was primarily related to additional borrowings from senior notes.
Our weighted-average interest rate on average borrowings outstanding for fiscal year 2020 was 4.75%, as compared to 5.31% for fiscal year 2019.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the years ended November 29, 2020 and November 24, 2019, we recorded net other expense of $22.4 million and other income of $2.0 million, respectively. The expense in fiscal year 2020 primarily consists of $14.7 million in pension settlement losses as well as foreign currency transaction losses, partially offset by the interest income generated from money market funds and short-term investments. The income in fiscal year 2019 primarily reflected net gains on our foreign exchange derivatives and investment interest generated from money market funds, partially offset by net losses on our foreign currency denominated balances.
Income tax expense
Income tax (benefit) expense was $(62.6) million for the year ended November 29, 2020, compared to $82.6 million for the prior year. Our effective income tax rate was 33.0% for the year ended November 29, 2020, compared to 17.3% for the prior year. The increase in the effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was driven by a significant decrease in income before income taxes and tax rate reconciling items as a percentage to income before income taxes. The increase in the effective tax rate was primarily attributable to a $26.1 million benefit from stock-based compensation exercises, which includes state income taxes, and a $4.6 million benefit resulting from the carryback of U.S. net operating losses to tax years with a higher federal income tax rate as allowed under the CARES Act, offset with a $18.3 million tax charge for valuation allowance against deferred tax assets.

Fiscal Year 2019 compared to Fiscal Year 2018
The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2019	November 25, 2018	% Increase (Decrease)	November 24, 2019	November 25, 2018
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$5,763.1	$5,575.4	3.4%	100.0%	100.0%
Cost of goods sold	2,661.7	2,577.4	3.3%	46.2%	46.2%
Gross profit	3,101.4	2,998.0	3.4%	53.8%	53.8%
Selling, general and administrative expenses	2,534.7	2,457.6	3.1%	44.0%	44.1%
Operating income	566.7	540.4	4.9%	9.8%	9.7%
Interest expense	(66.2)	(55.3)	19.7%	(1.1)%	(1.0)%
Underwriter commission paid on behalf of selling stockholders	(24.9)	—	*	(0.4)%	—%
Other income, net	2.0	14.9	(86.6)%	—%	0.3%
Income before income taxes	477.6	500.0	(4.5)%	8.3%	9.0%
Income tax expense	82.6	214.8	(61.5)%	1.4%	3.9%
Net income	395.0	285.2	38.5%	6.9%	5.1%
Net income attributable to noncontrolling interest	(0.4)	(2.1)	(81.0)%	—%	—%
Net income attributable to Levi Strauss & Co.	$394.6	$283.1	39.4%	6.8%	5.1%
Earnings per common share attributable to common stockholders:
Basic	$1.01	$0.75	34.7%	*	*
Diluted	$0.97	$0.73	32.9%	*	*
Weighted-average common shares outstanding:
Basic	389.1	377.1	3.2%	*	*
Diluted	408.4	388.6	5.1%	*	*
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
Americas.   On both a reported basis and constant-currency basis, net revenues in our Americas region increased slightly for fiscal year 2019. Currency translation had an unfavorable impact on net revenues of approximately $10 million for the year.
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
Constant-currency net revenues increased for fiscal year 2019 as a result of strong performance across both DTC and wholesale channels. The growth in DTC is mainly driven from strong performance within our company-operated retail network, particularly outlets, as well as expansion, as we had 24 more stores in operation as of November 24, 2019 as compared to November 25, 2018, despite lacking Black Friday sales due to the timing of our 2019 fiscal year-end. The growth in our wholesale channel is broad based, across all markets and product categories.
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
Currency translation unfavorably impacted gross profit by approximately $72 million in fiscal year 2019 as compared to prior year. Excluding the impact of currency translation, gross margin increased slightly due to sales in higher gross margin businesses offset primarily by transactional currency impact.
Selling, general and administrative expenses
The following table shows our SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 24, 2019	November 25, 2018	% Increase (Decrease)	November 24, 2019	November 25, 2018
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,116.8	$1,043.1	7.1%	19.4%	18.7%
Advertising and promotion	399.3	400.3	(0.2)%	6.9%	7.2%
Administration	426.0	484.5	(12.1)%	7.4%	8.7%
Other	592.6	529.7	11.9%	10.3%	9.5%
Total SG&A expenses	$2,534.7	$2,457.6	3.1%	44.0%	44.1%
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
Administration.  Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $6 million for the fiscal year 2019. Administration expenses decreased due to lower annual incentive compensation costs as well as lower stock-based compensation costs, which reflect the cancel of cash-settled awards and concurrent replacement with similar equity-settled awards in relation to the IPO, as well as lower overall stock price volatility for fiscal year 2019.
Other.  Other SG&A expenses include distribution, information resources, and marketing organization costs. Currency translation impacted other SG&A expenses favorably by approximately $7 million for fiscal year 2019. The increase in other SG&A costs was primarily due to an increase in information technology expenses, which reflect critical investments towards expanding our omni-channel capabilities as well as initial investments towards a new enterprise resource planning system. Distribution costs also increased to support increased volume, mainly within Europe and Asia.

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
______________
* Percentage of consolidated net revenues
Currency translation affected total operating income unfavorably by approximately $22 million in fiscal year 2019 as compared to the prior year.
Regional operating income.
•Americas.  Currency translation did not have a significant impact on operating income in the region for fiscal year 2019. The decrease in operating income was primarily due to an increase in net revenues and gross margin offset by higher SG&A selling expense, mainly to support growth across our DTC channel.
•Europe.  Currency translation unfavorably affected operating income in the region by approximately $17 million in fiscal year 2019 as compared to the prior year. Excluding the effects of currency, the increase in operating income was due to higher net revenues across all channels and increased gross margin, partially offset by higher SG&A selling, distribution, and advertising and promotion costs to support revenue growth.
•Asia.  Currency translation unfavorably affected operating income in the region by approximately $5 million in the region for fiscal year 2019. Excluding the effects of currency, the increase in operating income for fiscal year 2019 was due to higher net revenues across all channels, offset by higher SG&A selling expense to support growth across our retail channel.
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
Our weighted-average interest rate on average borrowings outstanding for fiscal year 2019 was 5.31%, as compared to 5.01% for fiscal year 2018.

Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the year ended November 24, 2019 and November 25, 2018, we recorded net other income of $2.0 million and $14.9 million, respectively. The income in fiscal year 2019 primarily reflected investment interest generated from money market funds and short-term investments, partially offset by net periodic pension cost and net losses on our foreign currency denominated balances. The income in fiscal year 2018 primarily reflected net gains on our foreign exchange derivatives and investment interest generated from money market funds, partially offset by net losses on our foreign currency denominated balances.
Underwriter commission paid on behalf of selling stockholders
For the year ended November 24, 2019, we recorded an expense of $24.9 million for underwriting discounts and commissions paid by us on behalf of the selling stockholders in connection with our IPO.
Income tax expense
Income tax expense was $82.6 million for the year ended November 24, 2019, compared to $214.8 million for the prior year. Our effective income tax rate was 17.3% for the year ended November 24, 2019, compared to 45.0% for the prior year. The decrease in the effective tax rate in fiscal year 2019 as compared to fiscal year 2018 was primarily driven by a $143.4 million one-time tax charge in fiscal year 2018 related to the enactment of the Tax Act. This charge was comprised of $95.6 million re-measurement of deferred tax assets and liabilities and $37.5 million one-time U.S. transition tax on undistributed foreign earnings and $10.3 million charge related to foreign and state tax costs associated with the future remittance of undistributed earnings of foreign subsidiaries.
We historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. We have reevaluated this historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries are no longer considered to be indefinitely reinvested as well as most of the additional undistributed earnings generated through November 24, 2019. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $9.7 million. For the year ended November 24, 2019, management asserted indefinite reinvestment on a small portion of foreign earnings generated in fiscal year 2019. If such earnings were to repatriate back to the U.S., the related foreign withholding and state tax costs could be approximately $1 million.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of November 29, 2020, we had cash and cash equivalents totaling approximately $1.5 billion, short-term investments of $96.5 million and unused availability under our credit facility of $713.5 million, resulting in a total liquidity position of approximately $2.3 billion.
We are actively managing the impacts of COVID-19 on our operations and liquidity. For the year ended November 29, 2020, cash from operations increased to $469.6 million as compared to $412.2 million in the prior year, despite incurring a net loss of $127.1 million in fiscal year 2020. We have taken and will continue to take action to reduce costs, enhance our liquidity and maintain our financial flexibility. Such actions include, but are not limited to reducing discretionary spending, reducing capital expenditures, suspending our share buyback program and not declaring dividends until further notice, and implementing our restructuring plan that we expect will lead to approximately $100 million in annualized savings. In April 2020, in an effort to further increase liquidity and strengthen our balance sheet, we issued an additional $500.0 million in aggregate principal amount of 5.00% senior notes due 2025. The proceeds are being used for working capital, general corporate or other purposes.
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
We are party to the Second Amended and Restated Credit Agreement that provides for a senior secured revolving credit facility. The facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $850.0 million, of which $800.0 million is available to us for revolving loans in U.S. Dollars and $50.0 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.
As of November 29, 2020, we did not have any borrowings under the credit facility, unused availability under the facility was $713.5 million, and our total availability of $743.8 million, based on collateral levels as defined by the agreement, was reduced by $30.3 million of other credit-related instruments.
As of November 29, 2020, we had cash and cash equivalents totaling approximately $1.5 billion and short-term investments of $96.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $2.3 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("2016 Plan") and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements. Upon completion of our IPO in March 2019, our 2016 Plan was replaced with our 2019 Equity Incentive Plan ("2019 Plan"). Under the 2016 Plan, holders of shares could require us to repurchase such shares at the then-current market value pursuant to a contractual put right. Under the 2019 Plan and as a result of the IPO, this contractual put right was terminated. However, upon vesting or exercise of an award, we will continue to net settle shares in order to pay withholding taxes on behalf of our employees.

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
In January 2020, our Board approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the six months ended May 24, 2020, 3 million shares were repurchased for $56.2 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.73 per share. As of the second quarter of fiscal year 2020, we suspended our share buyback program. Given the continued uncertainty of the duration and impact of the COVID-19 pandemic, we plan to keep our share buyback program on hold until further notice.
In January 2021, the Board declared a cash dividend of $0.04 per share to holders of record of its Class A and Class B common stock at the close of business on February 10, 2021, for a total quarterly dividend of approximately $16 million. Total dividends are expected to be approximately $64 million for fiscal year 2021 and to be paid out quarterly. We will consider increases in dividend payments for future quarters if the business continues to improve.

The following table provides information about our significant cash contractual obligations and commitments as of November 29, 2020:

	Payments due or projected by fiscal period
	Total	2021	2022	2023	2024	2025	Thereafter

	(Dollars in millions)
Contractual and Long-term Liabilities:
Short-term and long-term debt obligations	$1,579	$18	$—	$—	$—	$995	$566
Interest(1)	352	80	74	69	69	32	28
Future minimum payments(2)	1,153	261	225	181	143	110	233
Inventory purchase commitments(3)	491	491	—	—	—	—	—
Purchase obligations(4)	296	64	44	32	28	19	109
Postretirement obligations(5)	57	8	8	7	7	6	21
Pension obligations(6)	157	15	15	15	16	16	80
Long-term employee related benefits(7)	110	15	6	7	4	4	74
Total	$4,195	$952	$372	$311	$267	$1,182	$1,111
______________
(1)Interest obligations are computed using constant interest rates until maturity.
(2)Amounts reflect contractual obligations relating to our existing leased facilities as of November 29, 2020, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see "Item 2 – Properties."
(3)Inventory purchase commitments represent agreements to purchase fixed or minimum quantities of goods, including fabric commitments, at determinable prices.
(4)Amounts reflect estimated commitments of $163 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $133 million for human resources, advertising, information technology and other professional services.
(5)The amounts presented in the table represent an estimate for the next ten years of our projected payments, based on information provided by our plans' actuaries, and have not been reduced by estimated Medicare subsidy receipts, the amounts of which are not material. Our policy is to fund postretirement benefits as claims and premiums are paid. For more information, see Note 9 to our audited consolidated financial statements included in this report.
(6)The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2021 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of our third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 9 to our audited consolidated financial statements included in this report.
(7)Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 10 to our audited consolidated financial statements included in this report.
The above table does not include amounts related to our uncertain tax positions of $32.3 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. Based on the fair value of the Company's stock and the number of shares outstanding as of November 29, 2020, future payments related to shares surrendered for employee tax withholding on the exercise or vesting of outstanding equity awards could range up to approximately $80 million, which could become payable in 2021.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in millions)
Cash provided by operating activities	$469.6	$412.2	$420.4
Cash used for investing activities	(188.6)	(243.3)	(179.4)
Cash provided by (used for) financing activities	286.0	55.0	(148.6)
Cash and cash equivalents as of fiscal year end	1,497.2	934.2	713.1
Fiscal Year 2020 as compared to Fiscal Year 2019
Cash flows from operating activities
Cash provided by operating activities was $469.6 million for fiscal year 2020, as compared to $412.2 million for fiscal year 2019. The increase in cash provided by operating activities is primarily due to lower spending on inventory, employee incentives and variable and discretionary expenditures, partially offset by less cash received on customer receivables, due in part to lower sales. Our cash flows from operations were significantly impacted by the widespread temporary store closures and other business disruptions, particularly in the second quarter of fiscal year 2020, caused by the COVID-19 pandemic.
Cash flows from investing activities
Cash used for investing activities was $188.6 million for fiscal year 2020, as compared to $243.3 million for fiscal year 2019. The decrease in cash used for investing activities is due to lower net payments to acquire short-term investments, partially offset by payments incurred for business acquisition during fiscal year 2020.
Cash flows from financing activities
Cash provided by financing activities was $286.0 million for fiscal year 2020, as compared to $55.0 million for fiscal year 2019. Cash provided in fiscal year 2020 primarily reflects proceeds from senior notes of $502.5 million, partially offset by payments of $56.2 million for common stock repurchases, $90.6 million for withholding tax on cashless equity award exercises, payment of a $63.6 million cash dividend. Cash provided in fiscal year 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payments of $113.9 million for cash dividends, $44.0 million for equity award exercises.
Fiscal Year 2019 as compared to Fiscal Year 2018
Cash flows from operating activities
Cash provided by operating activities was $412.2 million for fiscal year 2019, as compared to $420.4 million for fiscal year 2018. The decrease primarily reflects higher payments for SG&A expenses and inventory to support our growth, higher payments for employee stock-based incentive compensation, and a payment made for underwriting commissions on behalf of selling stockholders in connection with our IPO in March 2019, partially offset by an increase in cash received from customers as well as less contributions to our pension plans.
Cash flows from investing activities
Cash used for investing activities was $243.3 million for fiscal year 2019, as compared to $179.4 million for fiscal year 2018. The increase in cash used for investing activities is due to an increase in payments for capital expenditures and higher net payments to acquire short-term investments, partially offset by proceeds from settlement of forward foreign exchange contracts during fiscal year 2019.
Cash flows from financing activities
Cash used for financing activities was $55.0 million for fiscal year 2019, as compared to $148.6 million for fiscal year 2018. Cash provided in fiscal year 2019 primarily reflects proceeds from our IPO of $254.3 million, partially offset by the payments of $113.9 million for cash dividends, $44.0 million for equity award exercises, $23.3 million for net repayments of short-term credit facility and borrowings, and payments of $19.7 million for underwriting commissions and other direct and incremental offering costs. Cash used in fiscal year 2018 primarily reflects the payment of $90.0 million for cash dividends and $56.0 million for equity award exercises.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.6 billion as of November 29, 2020, 99.5% was fixed-rate debt, net of capitalized debt issuance costs, and 0.5% was variable-rate debt. As of November 29, 2020, our required aggregate debt principal payments of $1.6 billion begin in 2025. Short-term borrowings of $17.6 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 29, 2020.
Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin, and Adjusted Diluted Earnings per Share
We define Adjusted gross profit, as gross profit excluding COVID-19 related inventory costs. We define Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues. We define Adjusted SG&A as SG&A excluding changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, and restructuring related charges, severance and other, net. We define Adjusted EBIT as net income (loss) excluding income tax (benefit) expense, interest expense, other (income) expense, net, underwriter commission paid on behalf of selling stockholders, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net. We define Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues. We define Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense. We define Adjusted net income as net income (loss) excluding underwriter commission paid on behalf of selling stockholders, charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net, pension settlement losses, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Act, adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. In fiscal year 2018 we excluded from income tax expense the effect of the $95.6 million re-measurement described above. We define Adjusted net income margin as Adjusted net income as a percentage of net revenues. We define Adjusted diluted earnings per share as Adjusted net income per weighted-average number of diluted common shares outstanding. We believe Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income (loss) but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect income tax payments that reduce cash available to us;
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other (income) expense net, which includes pension settlement losses as well as realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share exclude pension settlement losses;

•all of these non-GAAP financial measures exclude underwriter commission paid on behalf of selling stockholders in connection with our IPO that reduces cash available to us;
•all of these non-GAAP financial measures exclude other costs associated with our IPO;
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
•all of these non-GAAP financial measures exclude certain other SG&A items, which include severance, transaction and deal related costs, including acquisition and integration costs which can affect our current and future cash requirements;
•the expenses and other items that we exclude in our calculations of all of these non-GAAP financial measures may differ from the expenses and other items, if any, that other companies may exclude from all of these non-GAAP financial measures or similarly titled measures;
•Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share do not include all of the effects of income taxes and changes in income taxes reflected in net income (loss).
Because of these limitations, all of these non-GAAP financial measures should be considered along with net income (loss) and other operating and financial performance measures prepared and presented in accordance with GAAP.
Adjusted Gross Profit:
The following table presents a reconciliation of gross profit, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted gross profit for each of the periods presented.

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in millions)
Most comparable GAAP measure:
Gross profit	$2,352.9	$3,101.4	$2,998.0

Non-GAAP measure:
Gross profit	2,352.9	3,101.4	2,998.0
COVID-19 related inventory costs(1)	69.3	—	—
Adjusted gross profit	$2,422.2	$3,101.4	$2,998.0
Adjusted gross margin	54.4%	53.8%	53.8%
_____________
(1)    Represents costs incurred in connection with COVID-19, including $42.3 million of incremental inventory reserves and the recognition of adverse fabric purchase commitments of $26.2 million.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in millions)
Most comparable GAAP measure:
Selling, general and administrative expenses	$2,347.6	$2,534.7	$2,457.6

Non-GAAP measure:
Selling, general and administrative expenses	2,347.6	2,534.7	2,457.6
Impact of changes in fair value on cash-settled stock-based compensation(1)	(7.1)	(34.1)	(44.0)
COVID-19 related charges(2)	(90.3)	—	—
Restructuring related charges, severance and other, net(3)	(9.1)	(9.8)	(5.2)
Adjusted SG&A	$2,241.1	$2,490.8	$2,408.4
_____________
(1)Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)The charges incurred in connection with COVID-19 during the year ended November 29, 2020 primarily consist of $44.3 million in impairment of certain operating lease right-of-use assets and $21.7 million in impairment of property and equipment related to certain retail locations and other corporate assets, $17.7 million of charges related to customer receivables and other incremental costs incurred in connection with COVID-19.
(3)Restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in millions)
Most comparable GAAP measure:
Net income (loss)	$(127.1)	$395.0	$285.2

Non-GAAP measure:
Net income (loss)	(127.1)	395.0	285.2
Income tax (benefit) expense	(62.6)	82.6	214.8
Interest expense	82.2	66.2	55.3
Other (income) expense, net(1)	22.4	(2.0)	(14.9)
Underwriter commission paid on behalf of selling stockholders	—	24.9	—
Impact of changes in fair value on cash-settled stock-based compensation(2)	7.1	34.1	44.0
COVID-19 related inventory costs and other charges(3)	159.6	—	—
Restructuring and restructuring related charges, severance and other, net(4)	99.5	9.8	5.2
Adjusted EBIT	$181.1	$610.6	$589.6
Depreciation and amortization(5)	136.6	123.9	120.2
Adjusted EBITDA	$317.7	$734.5	$709.8
Adjusted EBIT margin	4.1%	10.6%	10.6%
_____________
(1)Includes $14.7 million in pension settlement losses related to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants during the year ended November 29, 2020. See Note 9 for further information.
(2)Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(3)The inventory costs and other charges recognized during the year ended November 29, 2020 primarily consist of $42.3 million of incremental inventory reserves, $26.2 million of adverse fabric purchase commitments, $44.3 million and $21.7 million in impairment of operating lease right-of-use assets and property and equipment related to certain retail locations and other corporate assets, respectively, and $17.7 million of charges related to customer receivables. The remainder relates to other incremental costs incurred in response to the global pandemic.
(4)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.
(5)Depreciation and amortization amount net of amortization of acquired intangible assets included in Restructuring and related charges, severance and other, net.

Adjusted Net Income and Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings per share for each of the periods presented.

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Net income (loss)	$(127.1)	$395.0	$285.2

Non-GAAP measure:
Net income (loss)	(127.1)	395.0	285.2
Underwriter commission paid on behalf of selling stockholders	—	24.9	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	7.1	34.1	44.0
COVID-19 related inventory costs and other charges(2)	159.6	—	—
Restructuring and restructuring related charges, severance and other, net(3)	99.5	9.8	5.2
Remeasurement of deferred tax assets and liabilities	—	—	95.6
Pension settlement losses(4)	14.7	—	—
Tax impact of adjustments(5)	(70.2)	(7.6)	(11.7)
Adjusted net income	$83.6	$456.2	$418.3

Adjusted net income margin	1.9%	7.9%	7.5%
Adjusted diluted earnings per share	$0.21	$1.12	$1.08
_____________
(1)Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)The inventory costs and other charges recognized during the year ended November 29, 2020 primarily consist of $42.3 million of incremental inventory reserves, $26.2 million of adverse fabric purchase commitments, $44.3 million and $21.7 million in impairment of operating lease right-of-use assets and property and equipment related to certain retail locations and other corporate assets, respectively, and $17.7 million of charges related to customer receivables. The remainder relates to other incremental costs incurred in response to the global pandemic.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, including IPO-related, initial acquisition and integration costs and amortization of acquired intangible assets.
(4)Pension settlement losses relate to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 9 for further information.
(5)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Please refer to Note 19 for more information on the effective tax rate.
Net Debt and Leverage Ratio:
We define net debt, as total debt, excluding capital leases, less cash and cash equivalents. We define leverage ratio, as the ratio of total debt to the last 12 months Adjusted EBITDA. Our management believes that net debt and leverage ratio are important measures to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt and leverage ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net debt and leverage ratio should not be considered in isolation or as substitutes for an analysis of our results prepared and presented in accordance with GAAP.

The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	November 29, 2020	November 24, 2019

	(Dollars in millions)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,564.3	$1,014.4

Non-GAAP measure:
Total debt, excluding capital leases	$1,564.3	$1,014.4
Cash and cash equivalents	(1,497.2)	(934.2)
Short-term investments in marketable securities	(96.5)	(80.7)
Net debt	$(29.4)	$(0.5)
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	November 29, 2020	November 24, 2019

	(Dollars in millions)
Total debt, excluding capital leases	$1,564.3	$1,014.4
Last Twelve Months Adjusted EBITDA	$317.7	$734.5
Leverage ratio	4.9	1.4
Adjusted Free Cash Flow:
We define Adjusted free cash flow, as net cash flow from operating activities plus underwriter commission paid on behalf of selling stockholders, less purchases of property, plant and equipment, plus proceeds (less payments) on settlement of forward foreign exchange contracts not designated for hedge accounting, less payment of debt extinguishment costs, less repurchases of common stock, including shares surrendered for tax withholding on equity award exercises, and cash dividends to stockholders. We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
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

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$469.6	$412.2	$420.4
Net cash used for investing activities	(188.6)	(243.3)	(179.4)
Net cash provided by (used for) financing activities	286.0	55.0	(148.6)

Non-GAAP measure:
Net cash provided by operating activities	$469.6	$412.2	$420.4
Underwriter commission paid on behalf of selling stockholders	—	24.9	—
Purchases of property, plant and equipment	(130.4)	(175.4)	(159.4)
Proceeds (Payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	12.5	12.2	(20.0)
Repurchase of common stock	(56.2)	(3.1)	(27.0)
Shares surrendered for tax withholdings on equity award exercises	(90.6)	(40.9)	(29.0)
Dividend to stockholders	(63.6)	(113.9)	(90.0)
Adjusted free cash flow	$141.3	$116.0	$95.0
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
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact, which primarily include the realized and unrealized gains and losses recognized from the measurement and remeasurement of purchases and sales of products in a currency other than the functional currency and of forward foreign exchange contracts. Additionally, gross margin and Adjusted gross margin are impacted by gains and losses related to the procurement of inventory, primarily products sourced in EUR and USD, by our global sourcing organization on behalf of our foreign subsidiaries.

Constant-Currency Net Revenues:
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for each of the periods presented.

	Year Ended
	November 29, 2020	% Decrease (Over Prior Year)	November 24, 2019	% Increase (Over Prior Year)	November 25, 2018

	(Dollars in millions)
Total revenues
As reported	$4,452.6	(22.7)%	$5,763.1	3.4%	$5,575.4
Impact of foreign currency exchange rates	—	*	(55.9)	*	(126.2)
Constant-currency net revenues	$4,452.6	(22.0)%	$5,707.2	5.8%	$5,449.2

Americas
As reported	$2,345.4	(23.3)%	$3,057.0	0.5%	$3,042.7
Impact of foreign currency exchange rates	—	*	(43.1)	*	(10.4)
Constant-currency net revenues - Americas	$2,345.4	(22.2)%	$3,013.9	0.8%	$3,032.3

Europe
As reported	$1,435.6	(18.8)%	$1,768.1	7.4%	$1,646.2
Impact of foreign currency exchange rates	—	*	(1.3)	*	(85.9)
Constant-currency net revenues - Europe	$1,435.6	(18.7)%	$1,766.8	13.3%	$1,560.3

Asia
As reported	$671.7	(28.4)%	$938.0	5.8%	$886.5
Impact of foreign currency exchange rates	—	*	(11.5)	*	(29.9)
Constant-currency net revenues - Asia	$671.7	(27.5)%	$926.5	9.5%	$856.6
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for each of the periods presented.

	Year Ended
	November 29, 2020	% Decrease (Over Prior Year)	November 24, 2019	% Increase (Over Prior Year)	November 25, 2018

	(Dollars in millions)
Adjusted EBIT(1)	$181.1	(70.3)%	$610.6	3.6%	$589.6
Impact of foreign currency exchange rates	—	*	(8.1)	*	(21.5)
Constant-currency Adjusted EBIT	$181.1	(69.9)%	$602.5	7.5%	$568.1
Constant-currency Adjusted EBIT margin(2)	4.1%		10.6%		10.4%
_____________
(1)Adjusted EBIT is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Year Ended
	November 29, 2020	% Decrease (Over Prior Year)	November 24, 2019	% Increase (Over Prior Year)	November 25, 2018

	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$83.6	(81.7)%	$456.2	9.1%	$418.3
Impact of foreign currency exchange rates	—	*	(5.9)	*	(18.0)
Constant-currency Adjusted net income	$83.6	(81.4)%	$450.3	14.0%	$400.3
Constant-currency Adjusted net income margin(2)	1.9%		7.9%		7.3%

Adjusted diluted earnings per share	$0.21	(81.3)%	$1.12	3.7%	$1.08
Impact of foreign currency exchange rates	—	*	(0.02)	*	(0.05)
Constant-currency adjusted diluted earnings per share	$0.21	(80.9)%	$1.10	8.7%	$1.03
_____________
(1)Adjusted net income is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful
Effects of Inflation
We believe that inflation in the regions where most of our sales occur has not had a significant effect on our net revenues or profitability.
Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
Off-balance sheet arrangements and other. We have minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. For more information, see Note 13 to the consolidated audited financial statements included in this Annual Report. We participate in a multiemployer pension plan;

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
Critical Accounting Policies, Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. An accounting policy is deemed to be critical if it requires a critical accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made. Critical accounting estimates refers to those assumptions and approximations that may have a material impact on the amounts reported in the consolidated financial statements and the related notes due to the level of subjectivity involved in developing the estimate.
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
We recognize allowances for estimated returns in the period in which the related sale is recorded. We recognize allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. We estimate non-volume based allowances based on historical rates as well as customer and product-specific circumstances. The determination of sales allowances is considered a critical accounting estimate. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.
Inventory valuation.  We value inventories at the lower of cost or net realizable value. Inventory cost is generally determined using the first-in first-out method. We include product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers, and the cost of operating our manufacturing facilities, including the related depreciation expense, in the cost of inventories. We estimate quantities of slow-moving and obsolete inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. The determination of inventory reserves is considered a critical accounting estimate. In determining inventory net realizable value, substantial consideration is given to the expected product selling price. We estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of disposition, and current consumer preferences. Estimates may differ from actual results due to changes in resale or market value, avenues of disposition, consumer and retailer preferences and economic conditions.
Impairment. We review goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the results of the qualitative assessment or based on the passage of time since the performance of the previous quantitative test, it is concluded that it is not more likely than not that the fair value of a reporting unit or indefinite-lived asset exceeds its carrying value, a quantitative test is performed. Under the quantitative test, we compare the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying value exceeds its fair value, we record an impairment charge equal to the excess of the carrying value over the related fair value. The assumptions used in such valuations such as projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions, are subject to volatility and may differ from actual results. As of November 29, 2020, we performed our annual goodwill impairment assessment over material reporting units. The fair values of the reporting units were estimated using the income approach or a weighted average of the income and market approaches. The annual assessment concluded that the fair values of the reporting units were in excess of their respective carrying values. We do not anticipate any material impairment charges in the near-term.
The market approach is based on earnings multiples of selected guideline public companies, while the income approach is based on estimated discounted future cash flows. The approaches, which are determined using Level 3 inputs within the fair value hierarchy, incorporated a number of significant assumptions and judgments including, but not limited to, estimated future cash flows, multiples of earnings of similar public companies, discount rates, income tax rates and terminal growth rates.
As of November 29, 2020, we performed a quantitative impairment assessment over material indefinite-lived intangible assets, primarily the U.S. Levi’s® trade name. To estimate the fair value of the trade name, we used the relief from royalty method under the income approach. The assessment concluded that the fair value of the trade name exceeded its carrying value. We do not anticipate any material impairment charges in the near-term.
We review other long-lived assets, including ROU assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. In evaluating long-lived assets for recoverability, we estimate the future cash flows at the individual store level that are expected to result from the use of each store's assets. Impairment losses are measured and recorded for the excess of an asset's carrying value over its fair value.
To determine the fair value of long-lived assets, included ROU assets, we utilize the valuation technique or techniques deemed most appropriate based on the nature of the asset or asset group, which may include the use of quoted market prices, prices for similar assets or other valuation techniques such as discounted future cash flows or earnings.
The determination of fair value is considered a critical accounting estimate because the valuation techniques mentioned use significant estimates and assumptions, including projected future cash flows, discount rates and growth rates.
Income tax.  Significant judgment is required in determining our worldwide income tax provision. The determination of our income tax provision is considered a critical accounting estimate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for a valuation allowance.
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
We recognize either an asset or liability for any plan's funded status in our consolidated balance sheets. We measure changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan, or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants' estimated remaining lives. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the statement of operations effects of pension or postretirement benefit plans should follow the same pattern. Our policy is to fund our pension plans based upon actuarial recommendations and in accordance with applicable laws, income tax regulations and credit agreements.
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
The actuarial assumptions selected for determining the projected pension benefit liabilities and annual pension expense is considered a critical accounting estimate. Changes in actuarial assumptions and estimates, either individually or in combination, could have a material impact on our consolidated financial statements and on our future financial performance. For example, as of November 29, 2020, a 25 basis point change in the discount rate would yield an approximately three percent change in the projected benefit obligation and an approximately three percent change in the annual service cost of our pension plans. A 25 basis point change in the discount rate would not have a significant impact on the postretirement benefit plan.
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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 29, 2020, we had forward foreign exchange contracts, of which $868.6 million were contracts to buy and $335.5 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2022.
As of November 24, 2019, we had forward foreign exchange contracts to buy $1.1 billion and to sell $135.6 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2021.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 29, 2020 and November 24, 2019. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2022.

	As of November 29, 2020			As of November 24, 2019
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value

	(Dollars in thousands)
Currency
Australian Dollar	0.7	$12,384	$(717)	0.7	$29,447	$541
Brazilian Real	5.27	6,542	111	3.98	8,726	504
Canadian Dollar	1.32	85,726	(1,195)	1.32	103,938	809
Swiss Franc	0.91	(9,578)	28	0.99	(10,559)	36
Chilean Peso	758.50	30,715	551	—	—	—
Czech Koruna	22.37	602	(12)	23.12	(1,459)	8
Danish Krone	6.28	(923)	6	6.73	(1,114)	5
Euro	1.13	29,657	(2,503)	1.14	406,350	6,321
British Pound Sterling	1.34	134,641	876	1.25	167,793	(3,629)
Hong Kong Dollar	7.75	1,935	(1)	7.83	(5,005)	—
Hungarian Forint	302.45	(3,369)	(7)	301.73	(3,502)	25
Japanese Yen	104.31	92,315	(229)	105.76	85,154	990
South Korean Won	1,137.31	25,806	(598)	1,151.87	28,654	221
Mexican Peso	20.34	118,689	(1,670)	20.15	131,910	(947)
Norwegian Krone	9	(4,416)	55	9.14	(3,690)	5
New Zealand Dollar	0.68	(4,587)	98	0.63	(2,562)	32
Polish Zloty	3.8	(7,237)	112	3.88	(1,993)	1
Swedish Krona	8.77	24,230	(736)	9.28	25,642	644
Singapore Dollar	—	—	—	1.36	(5,703)	(22)
Turkish Lira	—	—	—	5.73	1,009	5
Total		$533,132	$(5,831)		$953,036	$5,549

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 29, 2020							As of November 24, 2019 Total
	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total

	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$1,000,000	$—	$1,000,000	$500,000
Average Interest Rate	—	—	—	—	5.00%	—%	5.00%	5.00%
Fixed Rate (Euro 475 million)	—	—	—	—	—	565,820	565,820	525,255
Average Interest Rate	—	—	—	—	—	3.375%	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$1,000,000	$565,820	$1,565,820	$1,025,255
______________
(1)Excluded from this table are other short-term borrowings of $17.6 million as of November 29, 2020, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. Of the $17.6 million, $9.8 million was fixed-rate debt and $7.9 million was variable-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 29, 2020 and November 24, 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended November 29, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 29, 2020 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 29, 2020 and November 24, 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 29, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and certain stranded income tax effects in accumulated other comprehensive income (loss) as of November 25, 2019 and the manner in which it accounts for revenue from contracts with customers as of November 26, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets - Foreign Tax Credit Carryforwards

As described in Notes 1 and 19 to the consolidated financial statements, the Company has deferred tax assets from foreign tax credit carryforwards of $232.2 million as of November 29, 2020. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets from foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management when assessing the realizability of deferred tax assets, including a high degree of estimation uncertainty relative to the estimates of future taxable income and feasibility of tax planning strategies, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of future taxable income and the feasibility of tax planning strategies related to the realizability of deferred tax assets, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of foreign tax credit carryforwards. These procedures also included, among others, testing management’s process for assessing the realizability of deferred tax assets from foreign tax credit carryforwards. This included (i) evaluating the appropriateness of the calculation used, (ii) testing the completeness, accuracy and relevance of the underlying data used in the calculation, and (iii) evaluating the reasonableness of significant assumptions used in the calculation related to the future taxable income and the feasibility of tax planning strategies. Evaluating the assumptions related to future taxable income involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of affiliates, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the feasibility of tax planning strategies involved in evaluating whether the assumptions used were reasonable considering the relevant jurisdictional tax laws. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s assumptions and calculation for assessing the realizability of deferred tax assets from foreign tax credit carryforwards, including the mechanics and application of tax law to the projected foreign tax credit calculation, which incorporated the impact of tax planning strategies.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 27, 2021

We have served as the Company's auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 29, 2020	November 24, 2019

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,497,155	$934,237
Short-term investments in marketable securities	96,531	80,741
Trade receivables, net	540,227	782,846
Inventories	817,692	884,192
Other current assets	174,636	188,170
Total current assets	3,126,241	2,870,186
Property, plant and equipment, net	454,532	529,558
Goodwill	264,768	235,788
Other intangible assets, net	47,426	42,782
Deferred tax assets, net	497,556	407,905
Operating lease right-of-use assets, net	988,801	—
Other non-current assets	261,917	146,199
Total assets	$5,641,241	$4,232,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$17,631	$7,621
Accounts payable	375,450	360,324
Accrued salaries, wages and employee benefits	179,081	223,374
Restructuring liabilities	54,723	—
Accrued income taxes	21,986	24,050
Accrued sales returns and allowances	185,868	171,113
Short-term operating lease liabilities	237,142	—
Other accrued liabilities	477,001	380,722
Total current liabilities	1,548,882	1,167,204
Long-term debt	1,546,700	1,006,745
Postretirement medical benefits	60,249	64,006
Pension liabilities	168,721	193,214
Long-term employee related benefits	94,654	84,957
Long-term operating lease liabilities	858,293	—
Other long-term liabilities	64,267	144,735
Total liabilities	4,341,766	2,660,861

Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized; 74,352,481 shares and 53,079,235 shares issued and outstanding as of November 29, 2020 and November 24, 2019, respectively; and 422,000,000 Class B shares authorized, 323,547,674 shares and 340,674,741 shares issued and outstanding, as of November 29, 2020 and November 24, 2019, respectively	398	394
Additional paid-in capital	626,243	657,659
Accumulated other comprehensive loss	(441,446)	(404,986)
Retained earnings	1,114,280	1,310,464
Total Levi Strauss & Co. stockholders’ equity	1,299,475	1,563,531
Noncontrolling interest	—	8,026
Total stockholders’ equity	1,299,475	1,571,557
Total liabilities and stockholders’ equity	$5,641,241	$4,232,418
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands, except per share amounts)
Net revenues	$4,452,609	$5,763,087	$5,575,440
Cost of goods sold	2,099,685	2,661,714	2,577,465
Gross profit	2,352,924	3,101,373	2,997,975
Selling, general and administrative expenses	2,347,628	2,534,698	2,457,564
Restructuring charges, net	90,415	—	—
Operating (loss) income	(85,119)	566,675	540,411
Interest expense	(82,190)	(66,248)	(55,296)
Underwriter commission paid on behalf of selling stockholders	—	(24,860)	—
Other (expense) income, net	(22,474)	2,017	14,907
(Loss) income before income taxes	(189,783)	477,584	500,022
Income tax (benefit) expense	(62,642)	82,604	214,778
Net (loss) income	(127,141)	394,980	285,244
Net income attributable to noncontrolling interest	—	(368)	(2,102)
Net (loss) income attributable to Levi Strauss & Co.	$(127,141)	$394,612	$283,142
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.32)	$1.01	$0.75
Diluted	$(0.32)	$0.97	$0.73
Weighted-average common shares outstanding:
Basic	397,315,117	389,082,277	377,139,847
Diluted	397,315,117	408,365,902	388,607,361

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Net (loss) income	$(127,141)	$394,980	$285,244
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	60,915	10,248	4,336
Derivative instruments	(55,242)	19,026	21,280
Foreign currency translation gains (losses)	10,493	(7,250)	(43,713)
Unrealized gains (losses) on marketable securities	9,758	4,362	(1,488)
Total other comprehensive income (loss), before related income taxes	25,924	26,386	(19,585)
Income tax expense related to items of other comprehensive income (loss)	(7,940)	(6,476)	(852)
Comprehensive (loss) income, net of income taxes	(109,157)	414,890	264,807
Comprehensive income attributable to noncontrolling interest	—	(680)	(1,868)
Comprehensive (loss) income attributable to Levi Strauss & Co.	$(109,157)	$414,210	$262,939

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands)
Balance at November 26, 2017	$375	$—	$1,100,916	$(404,381)	$5,478	$702,388
Net income	—	—	283,142	—	2,102	285,244
Other comprehensive loss, net of tax	—	—	—	(20,203)	(234)	(20,437)
Stock-based compensation and dividends, net	3	18,471	(67)	—	—	18,407
Reclassification to temporary equity	—	11,232	(183,336)	—	—	(172,104)
Repurchase of common stock	(2)	(750)	(26,334)	—	—	(27,086)
Shares surrendered for tax withholdings on equity awards	—	(28,953)	—	—	—	(28,953)
Cash dividends paid ($0.24 per share)	—	—	(90,000)	—	—	(90,000)
Balance at November 25, 2018	376	—	1,084,321	(424,584)	7,346	667,459
Net income	—	—	394,612	—	368	394,980
Other comprehensive income, net of tax	—	—	—	19,598	312	19,910
Stock-based compensation and dividends, net	4	55,278	(93)	—	—	55,189
Employee stock purchase plan	—	2,062	—	—	—	2,062
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(165)	(2,923)	—	—	(3,088)
Shares surrendered for tax withholdings on equity awards	—	(40,894)	—	—	—	(40,894)
Reclassification from temporary equity in connection with initial public offering	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering	—	56,130	—	—	—	56,130
Cash dividends paid ($0.30 per share)	—	—	(113,914)	—	—	(113,914)
Balance at November 24, 2019	394	657,659	1,310,464	(404,986)	8,026	1,571,557
Net loss	—	—	(127,141)	—	—	(127,141)
Other comprehensive income, net of tax	—	—		17,984	—	17,984
Stock-based compensation and dividends, net	7	51,162	(222)	—	—	50,947
Employee stock purchase plan	—	8,050	—	—	—	8,050
Repurchase of common stock	(3)	—	(56,240)	—	—	(56,243)
Shares surrendered for tax withholdings on equity awards	—	(90,628)	—	—	—	(90,628)
Changes in ownership of noncontrolling interest	—	—	(8,809)	—	(8,026)	(16,835)
Cumulative effect of adoption of new accounting standards	—	—	59,867	(54,444)	—	5,423
Cash dividends paid ($0.16 per share)	—	—	(63,639)	—	—	(63,639)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$—	$1,299,475
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(127,141)	$394,980	$285,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Property, plant, equipment, and right-of-use asset impairments	66,987	2,388	1,552
Depreciation and amortization	141,795	123,942	120,205
Employee benefit plan settlement losses	14,700	—	—
Stock-based compensation	50,947	55,188	18,407
(Benefit from) provision for deferred income taxes	(95,244)	(14,963)	134,258
Other, net	34,892	14,449	(651)
Change in operating assets and liabilities:
Trade receivables	234,217	(82,344)	(60,474)
Inventories	93,096	(22,434)	(147,389)
Accounts payable	12,507	8,887	151,133
Accrued salaries, wages and employee benefits and long-term employee related benefits	(71,137)	(55,363)	(44,887)
Other current and non-current assets	(78,235)	(43,764)	(34,059)
Other current and long-term liabilities	192,202	31,222	(2,968)
Net cash provided by operating activities	469,586	412,188	420,371
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(130,383)	(175,356)	(159,413)
Payments for business acquisition	(54,570)	—	—
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	12,531	12,166	(19,974)
Payments to acquire short-term investments	(109,663)	(114,247)	—
Proceeds from sale, maturity and collection of short-term investments	93,526	34,094	—
Net cash used for investing activities	(188,559)	(243,343)	(179,387)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	502,500	—	—
Proceeds from senior revolving credit facility	300,000	—	—
Repayments of senior revolving credit facility	(300,000)	—	—
Payment of debt issuance costs	(6,459)	—	—
Short-term credit facilities and borrowings, net	10,045	(23,268)	(1,278)
Proceeds from issuance of common stock and employee stock purchase	8,050	256,391	—
Payments for underwriter commission and other offering costs	—	(19,746)	—
Repurchase of common stock	(56,243)	(3,088)	(27,086)
Shares surrendered for tax withholdings on equity awards	(90,628)	(40,894)	(28,953)
Dividend to stockholders	(63,639)	(113,914)	(90,000)
Other financing, net	(17,631)	(463)	(1,316)
Net cash provided by (used for) financing activities	285,995	55,018	(148,633)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,127)	(2,808)	(13,344)
Net increase in cash and cash equivalents and restricted cash	562,895	221,055	79,007
Beginning cash and cash equivalents, and restricted cash	934,753	713,698	634,691
Ending cash and cash equivalents, and restricted cash	1,497,648	934,753	713,698
Less: Ending restricted cash	(493)	(516)	(578)
Ending cash and cash equivalents	$1,497,155	$934,237	$713,120

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$35,994	$30,512	$23,099

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$73,667	$54,000	$51,200
Cash paid for income taxes during the period, net of refunds	50,068	96,540	96,277
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal year 2020 was a 53-week year, ending on November 29, 2020, and fiscal years 2019 and 2018 were 52-week years, ending on November 24, 2019 and November 25, 2018, respectively. Each quarter of fiscal years 2020, 2019 and 2018 consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2020, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
COVID-19 Update
The COVID-19 pandemic has materially impacted the Company's business and results of operations in fiscal year 2020. During the year ended November 29, 2020, a net $250.0 million in charges were recognized consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million. For more information on asset impairments, restructuring charges, inventory and other related charges, refer to Notes 3, 14, 15 and 16, respectively. For more information on charges for customer receivables and COVID-19 related inventory costs, see "Accounts Receivable, Net" and "Inventory Valuation" sections below.
As a result of the widespread impact of COVID-19, substantially all of the Company's company-operated stores were temporarily closed for varying periods of time throughout the year, primarily within the second quarter, with the majority reopened by mid-July, in many cases, with reduced hours and occupancy levels. During the fourth quarter, a resurgence in COVID-19 cases led to the temporary re-closure of some of the Company's stores, mainly in Europe. As of the end of fiscal year 2020, approximately 87% of company-operated stores were open for either in-store or curb-side service. Wholesale customers, including third-party retailers and franchise partners, also experienced significant business disruptions during the year, including store closures, lower traffic and consumer demand, resulting in decreased shipments to these customers.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain income tax provisions. The Company is applying certain beneficial provisions of the CARES Act, including the net operating loss carry back provision. Refer to Note 19 for more information.
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
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
transaction costs. This includes 78 Levi’s® and Dockers® retail stores and one e-commerce site, distribution with the region’s leading multi-brand retailers, and the logistical operations within these markets.
The total fair value of assets acquired was $52.2 million and included goodwill, inventory, intangible and fixed assets. The goodwill and intangibles recognized as a result of the acquisition were $22.8 million and $9.2 million, respectively. In addition, based on materiality, pro forma results are not presented.
Initial Public Offering
In March 2019, the Company completed its initial public offering, in which it issued and sold 14,960,557 shares of Class A common stock at a public offering price of $17.00 per share (the "IPO"). The Company received net proceeds of $234.6 million after deducting underwriting discounts and commissions of $13.6 million and other direct and incremental offering expenses of $6.1 million. The Company agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and was recorded as non-operating expense in the second quarter of 2019. Additionally, the Company incurred $3.5 million of other costs associated with the IPO that were recorded in selling, general and administrative expenses ("SG&A").
In connection with the IPO, on March 19, 2019 the Company's Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units ("RSUs") and their concurrent replacement with similar equity-settled RSUs ("Replacement Awards"), pursuant to the Company's 2016 Equity Incentive Plan (the "2016 Plan"). RSUs for certain foreign affiliates continue to be cash-settled. Other than the form of settlement, all other terms of the awards (including their vesting schedules) are the same. Prior to this modification, the cash-settled awards were classified as liabilities and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards was measured using the modification date fair value. As a result of the modification, accrued stock-based compensation expense of $45.8 million and $10.3 million were reclassified on the Company's consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital. Refer to Note 11 for more information.
Prior to the IPO, the holders of shares issued under the 2016 Plan could require the Company to repurchase such shares at the then-current market value pursuant to a contractual put right. Equity-classified stock-based awards that may be settled in cash at the option of the holder were presented on the Company's consolidated balance sheets outside of permanent equity. Accordingly, temporary equity on the Company's consolidated balance sheets included the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the Company's common stock issued pursuant to the 2016 Plan. Upon the completion of the IPO, this contractual put right was terminated and these awards are no longer presented as temporary equity. As a result, the balance in temporary equity as of immediately prior to the IPO of $351.2 million was reclassified to additional paid in capital. Refer to Note 11 for more information.
On February 12, 2019, the Company’s stockholders also approved the adoption of an amended and restated certificate of incorporation (the "IPO Certificate") and amended and restated bylaws, which took effect upon the closing of the IPO. The IPO Certificate provides for two classes of common stock: Class A common stock, par value $0.001 per share, and Class B common stock, par value $0.001 per share. All common stock outstanding at the time of the closing of the IPO converted automatically into Class B common stock, each having ten votes per share. Shares of Class A common stock, each having one vote per share, were sold in the IPO. Shares of Class B common stock sold by selling stockholders in the IPO automatically converted into shares of Class A common stock in connection with such sale. Holders of Class B common stock can voluntarily convert their shares into Class A common stock if and when they wish to do so in order to sell their shares to the public.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The impact of the COVID-19 pandemic has been considered within these estimates. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods. As a result of uncertainty and frequently changing information regarding the COVID-19 pandemic and its impact on global economic conditions, estimates may change frequently and in the near term.
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
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other expense, net" in the Company's consolidated statements of operations. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
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
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
designated in hedging relationships are recorded directly in "Other income (expense), net" in the Company’s consolidated statements of operations.
Accounts Receivable, Net
The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on historic trends including any known or anticipated bankruptcies, customer-specific circumstances, and an evaluation of economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. During fiscal year 2020, $17.7 million in total COVID-19 related charges were recorded related to accounts receivable, including an incremental allowance for doubtful accounts of $5.2 million, and other allowances as a result of changes in customers' financial condition, actual and anticipated bankruptcies and other associated claims. The allowance for doubtful accounts was $14.7 million and $6.2 million as of November 29, 2020 and November 24, 2019, respectively.
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
Net realizable value is determined by estimating expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences. During fiscal year 2020, the Company recognized $42.3 million in net incremental inventory reserves directly related to the expected impact of COVID-19 on forecasted sales and expected selling prices, recorded within cost of goods sold.
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
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement on a straight-line basis. Capitalized amounts related to such arrangements are recorded within other current assets and other non-current assets in the consolidated balance sheets
Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of the assets. Buildings are depreciated over a 20 to 40 year period. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement or the associated lease term. Machinery and equipment, including furniture and fixtures, automobiles and trucks, and networking communication equipment, is depreciated over a three to 20 year period.
Software development costs, which are direct costs associated with developing software for internal use, including certain payroll and payroll-related costs are capitalized when incurred during the application development phase and are depreciated on a straight-line basis over the estimated useful life, typically over a three to seven year period.
The Company reviews property plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, and the Company's 2009 acquisitions. Goodwill is not amortized. Intangible assets are comprised of owned trademarks with indefinite useful lives.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of the fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying amount.
If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit or indefinite-lived asset exceeds its carrying value, a quantitative test is performed. Under the quantitative test, the Company compares the carrying value of the reporting unit or indefinite-lived asset to its fair value. If the carrying value exceeds its fair value, the Company records an impairment charge equal to the excess of the carrying value over the related fair value.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Operating Leases
Beginning in fiscal year 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Prior period amounts have not been restated and continue to be reported in accordance with the Company's historical accounting policies.
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space and equipment. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. Incremental borrowing rates are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Incremental borrowing rate reflects the rate the lessee would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
The Company has elected to account for lease and non-lease components together as a single lease component in the measurement of ROU assets and lease liabilities. Variable lease payments are not included in the measurement of ROU assets and lease liabilities.
For leases with a lease term of 12 months or less, fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. See Note 14 for further discussion of the Company's leases.
Debt Issuance Costs
The Company capitalizes debt issuance costs on its senior revolving credit facility, which are included in "Other non-current assets" on the Company's consolidated balance sheets. Capitalized debt issuance costs on the Company's unsecured long-term debt are presented as a reduction to the debt outstanding on the Company's consolidated balance sheets. The unsecured long-term debt issuance costs are generally amortized utilizing the effective interest method whereas the senior revolving credit facility issuance costs are amortized utilizing the straight-line method. Amortization of debt issuance costs is included in "Interest expense" in the consolidated statements of operations.
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 29, 2020 and November 24, 2019.
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
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
Stock-Based Compensation
The Company has stock-based incentive plans that allow for the issuance of cash or equity-settled awards to certain employees and non-employee directors. The Company recognizes compensation expense for share-based awards that are classified as equity based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The cash-settled awards are classified as liabilities and compensation expense is measured using fair value at the end of each reporting period until settlement.
The grant date fair value of the Company's stock appreciation right awards is estimated using the Black-Scholes valuation model. The grant date fair value of the Company's service based restricted stock units ("RSUs") and non-market based performance RSUs is determined based on the fair value of the Company's common stock on the date of grant, adjusted to reflect the absence of dividend equivalents during vesting. The grant date fair value of the Company's market based performance RSUs is estimated using a Monte Carlo simulation valuation model.
Compensation expense for all performance based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award.
Due to the job function of the award recipients, the Company has included stock-based compensation expense in "Selling, general and administrative expenses" in the consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Unrealized gains or losses arising from the remeasurement of these balances are recorded in "Other income (expense), net" in the Company's consolidated statements of operations. In addition, at the settlement date of foreign currency transactions, the realized foreign currency gains or losses are recorded in "Other income (expense), net" in the Company's consolidated statements of operations to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.
Share Repurchases
In January 2020, the Company's Board of Directors (the "Board") approved a share repurchase program that authorizes the repurchase of up to $100 million of the Company's Class A common stock. During the six months ended May 24, 2020, 3 million shares were repurchased for $56.2 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.73 per share. As of the second quarter of fiscal year 2020, the Company has suspended its share buyback program until further notice.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Revenue Recognition
In the first quarter of 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach and determined there was no impact to retained earnings upon adoption. Results for 2020 and 2019 are presented under ASC 606, while results for 2018 have not been adjusted and continue to be presented under the accounting standards in effect for that period.
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
Net sales to the Company's ten largest customers for fiscal year 2020, fiscal year 2019, and fiscal year 2018, totaled 29%, 26% and 27% of net revenues for those fiscal years, respectively. No customer represented 10% or more of net revenues in any of these years.
The Company treats all shipping to the Company's customers, handling and certain other distribution activities as a fulfillment cost and recognizes these costs as SG&A. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the consolidated statements of operations.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating the Company's remaining manufacturing facilities, including the related depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") are primarily comprised of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For 2020, 2019 and 2018, total advertising expense was $331.4 million, $399.3 million and $400.3 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $198.3 million $227.4 million and $208.8 million for 2020, 2019 and 2018, respectively.
Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the November 29, 2020 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Changes in Accounting Principles
•In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a 12-month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. The Company has identified leases for real estate, personal property and other arrangements. The new standard is required to be applied using a modified retrospective approach with two adoption methods permissible. The Company elected the transition method that applies the new lease standard at the adoption date instead of the earliest period presented. The Company elected the practical expedient to not separate lease components from non-lease components for all leases. Additionally, the Company made an accounting policy election to keep leases with an initial 12-month term or less off of the balance sheet and recognize these lease payments within the consolidated statements of operations on a straight-line basis over the term of the lease. The Company elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. The Company adopted this standard in the first quarter of fiscal year 2020. Upon adoption, the Company recognized $1.1 billion of total operating lease liabilities and $1.0 billion of operating lease ROU assets, as well as removed $61 million of existing deferred rent liabilities, which was recorded as an offset against the ROU assets. In addition, the Company removed $43 million and $53 million of existing assets and liabilities related to build-to-suit lease arrangements, respectively. The difference of $10 million was recognize in retained earnings as of the date of initial application. The adoption of the standard did not have a material impact on the consolidated statements of operations or consolidated statements of cash flows. Refer to Note 14 for more information on the Company's lease arrangements.
•In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Act enacted on December 22, 2017. The Company adopted this standard in the first quarter of fiscal year 2020. As a result of the adoption, a $54.4 million adjustment was included in retained earnings with an offsetting adjustment to accumulated other comprehensive income (loss).
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
Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB Accounting Standards Updates ("ASU"), have been grouped by their required effective dates for the Company:

First Quarter of 2021
•In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. This guidance will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
•In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements and related disclosures.

Fourth Quarter of 2021
•In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new accounting standard will have on its related disclosures.

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Raw materials	$3,882	$4,929
Work-in-progress	4,725	3,319
Finished goods	809,085	875,944
Total inventories	$817,692	$884,192
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment ("PP&E") were as follows:

	November 29, 2020	November 24, 2019

	(Dollars in thousands)

Land	$8,564	$8,254
Buildings and leasehold improvements	477,521	516,239
Machinery and equipment	486,931	489,746
Capitalized internal-use software	560,539	511,927
Construction in progress	24,148	57,659
Subtotal	1,557,703	1,583,825
Accumulated depreciation	(1,103,171)	(1,054,267)
PP&E, net	$454,532	$529,558
Depreciation expense for the years ended November 29, 2020, November 24, 2019, and November 25, 2018, was $136.6 million, $123.9 million and $120.2 million, respectively.
During the fiscal year 2020, the Company recorded $14.4 million in charges related to the impairment of certain store assets, primarily buildings and leasehold improvements and $7.3 million in charges related to the impairment of other property and equipment, primarily within capitalized internal-use software. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 29, 2020 and November 24, 2019, were as follows:

	Americas	Europe	Asia	Total

	(Dollars in thousands)
Balance, November 25, 2018	$207,731	$27,264	$1,251	$236,246
Additions	—	—	321	321
Foreign currency fluctuation	18	(729)	(68)	(779)
Balance, November 24, 2019	207,749	26,535	1,504	235,788
Additions(1)	22,445	207	1,710	24,362
Foreign currency fluctuation	2,782	1,928	(92)	4,618
Balance, November 29, 2020	$232,976	$28,670	$3,122	$264,768
_____________
(1)Additions to goodwill in fiscal year 2020 relate to business acquisitions, primarily the South American distributor TJC. Refer to Note 1 for more information.

Other intangible assets, net, were as follows:

	November 29, 2020			November 24, 2019
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$42,743	$—	$42,743	$42,743	$—	$42,743
Amortized intangible assets:
Customer relationships and other	9,786	(5,103)	4,683	448	(409)	39
Total	$52,529	$(5,103)	$47,426	$43,191	$(409)	$42,782
The amortization of these intangible assets in the year ended November 29, 2020 is $5.2 million. Amortization expense for the years ended November 24, 2019 and November 25, 2018 is immaterial. Estimated amortization expense is $0.7 million in 2021 and immaterial thereafter.
The Company performed its annual goodwill impairment assessment over material reporting units. The fair values of the reporting units were estimated using the income approach or a weighted average of the income and market approaches. The annual assessment concluded that the fair values of the reporting units were in excess of their respective carrying values. The Company does not anticipate any material impairment charges in the near-term. As of November 29, 2020, there was no impairment to the carrying value of the Company's goodwill.
The Company performed a quantitative impairment assessment over material indefinite-lived intangible assets, primarily the U.S. Levi’s® trade name. To estimate the fair value of the trade name, the relief from royalty method under the income approach was used. The assessment concluded that the fair value of the trade name exceeded its carrying value. The Company does not anticipate any material impairment charges in the near-term. As of November 29, 2020, there was no impairment to the carrying value of the Company's non-amortized intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 29, 2020			November 24, 2019
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$71,184	$71,184	$—	$49,207	$49,207	$—
Short-term investments in marketable securities	96,531	—	96,531	80,741	—	80,741
Derivative instruments(3)	4,904	—	4,904	16,323	—	16,323
Total	$172,619	$71,184	$101,435	$146,271	$49,207	$97,064
Financial liabilities carried at fair value
Derivative instruments(3)	10,735	—	10,735	8,123	—	8,123
Total	$10,735	$—	$10,735	$8,123	$—	$8,123
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities. See Note 10 for more information on rabbi trust assets.
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
(3)The Company’s cash flow hedges are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Refer to Note 6 for more information.
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 29, 2020		November 24, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$990,280	$1,016,169	$489,299	$505,757
3.375% senior notes due 2027(1)	564,312	583,227	522,524	556,266
Short-term borrowings	17,648	17,648	7,621	7,621
Total	$1,572,240	$1,617,044	$1,019,444	$1,069,644
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of November 29, 2020, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $868.6 million were contracts to buy and $335.5 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2022.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 29, 2020			November 24, 2019
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$1,489	$—	$1,489	$6,149	$—	$6,149
Foreign exchange risk cash flow hedges(2)	—	(5,036)	(5,036)	—	(3,809)	(3,809)
Total	$1,489	$(5,036)		$6,149	$(3,809)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$4,902	$(1,487)	$3,415	$16,323	$(6,149)	$10,174
Forward foreign exchange contracts(2)	5,035	(10,734)	(5,699)	3,813	(8,127)	(4,314)
Total	$9,937	$(12,221)		$20,136	$(14,276)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(565,820)		$—	$(525,255)
_____________
(1)Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 29, 2020			November 24, 2019
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$11,426	$(6,578)	$4,848	$21,839	$(10,142)	$11,697
Financial liabilities	(17,257)	6,578	(10,679)	(16,290)	10,142	(6,148)
Total			$(5,831)			$5,549
Embedded derivative contracts
Financial assets	$—	$—	$—	$4,446	$—	$4,446
Financial liabilities	—	—	—	(1,795)	—	(1,795)
Total			$—			$2,651
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)(1)
	As of November 29, 2020	As of November 24, 2019	Year Ended
			November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Foreign exchange risk contracts	$(11,896)	$2,781	$13,182	$3,418	$—
Realized forward foreign exchange swaps(2)	4,637	4,637	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—
Euro-denominated senior notes	(78,736)	(38,171)	—	—	—
Cumulative income taxes	31,350	25,606	—	—	—
Total	$(74,456)	$(24,958)
_____________
(1)Amounts reclassified from AOCI were classified as net revenues or costs of goods sold on the consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCI and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the year ended November 29, 2020. Within the next 12 months, a $11.3 million loss from cash flow hedges are expected to be reclassified from AOCI into net income (loss).
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated statements of operations for the year ended November 29, 2020:

	Year ended
	November 29, 2020	November 24, 2019	November 25, 2018
	(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity:
Net revenues	$1,814	$(3,908)	$—
Cost of goods sold	11,368	7,326	—
The table below provides data about the amount of gains and losses related to derivative instruments included in "Other income (expense), net" in the Company’s consolidated statements of operations:

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized gain (loss)(1)	$8,049	$8,164	$(19,974)
Unrealized (loss) gain (2)	(5,750)	(8,038)	31,141
Total	$2,299	$126	$11,167
_____________
(1)The realized gain in fiscal year 2020 is primarily driven by gains on contracts to buy various currencies, mainly the Euro, as a result of the U.S. Dollar weakening throughout the year against original contract rates. The realized gain in fiscal year 2019 is driven by gains on contracts to sell various currencies, mainly the Euro, as a result of the U.S. Dollar strengthening throughout the year against lower original contract rates.
(2)The unrealized loss in fiscal year 2020 is primarily driven by losses on contracts to sell various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end. The unrealized loss in fiscal year 2019 is driven by losses on contracts to sell various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end. The gain in fiscal year 2018 is primarily driven by gains on contracts to sell the Euro, the Mexican Peso and the British Pound, as a result of the U.S. Dollar strengthening at year end.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 7: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$80,272	$62,352
Accrued capital expenditures	10,378	14,965
Accrued interest payable	8,235	5,350
Accrued rent	22,045	8,232
Fabric liabilities	25,493	—
Fair value derivatives	10,390	6,449
Taxes other than income taxes payable	34,555	38,592
Other	285,633	244,782
Total other accrued liabilities	$477,001	$380,722
NOTE 8: DEBT
The following table presents the Company's debt:

	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$986,252	$487,632
3.375% senior notes due 2027	560,448	519,113
Total long-term debt	$1,546,700	$1,006,745
Short-term debt
Short-term borrowings	17,631	7,621
Total debt	$1,564,331	$1,014,366
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement as amended by that certain Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of October 23, 2018 (as so amended, the “Second Amended and Restated Credit Agreement”), that provides for a senior secured revolving credit facility. The credit facility is an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of certain eligible cash, accounts receivable and inventory in the United States and Canada.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The Company’s unused availability under its amended and restated senior secured revolving credit facility was $713.5 million at November 29, 2020, as the Company’s total availability of $743.8 million, based on the collateral levels discussed above, was reduced by $27.8 million of stand-by letters of credit and by $2.5 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Company's credit facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
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
Covenants.  The Second Amended and Restated Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Second Amended and Restated Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold. As of November 29, 2020, the Company was in compliance with these covenants.
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
On January 5, 2021, subsequent to the Company's fiscal 2020 year end, the senior secured revolving credit facility was amended. The Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of January 5, 2021 (the "Credit Agreement Amendment"), leaves the material terms of the Second Amended and Restated Agreement substantially unchanged, with the exception that (i) the letter of credit limit was reduced from $350 million to $150 million, and (ii) the maturity date was extended to January 5, 2026. The guarantees and security interest grants, covenants, events of default of the Second Amended and Restated Credit Agreement, have not been materially changed as a result of the Credit Agreement Amendment. Costs of approximately $4.0 million associated with Credit Agreement Amendment, represent underwriting fees and other expenses, will be capitalized and amortized to interest expense over the term of the agreement.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Senior Notes due 2025
Principal, interest, and maturity. On April 27, 2015, the Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the "Senior Notes due 2025") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act of 1933, as amended (the "Securities Act"). On April 17, 2020, the Company issued an additional $500.0 million in aggregate principal amount of 5.00% senior notes pursuant to the indenture dated April 27, 2015. The Senior Notes due 2025 are treated as a single series (collectively, the "Senior Notes due 2025") and are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt. The additional notes were issued through an institutional private placement, which were later exchanged for new notes with the same principal amount and with substantially identical terms, except that the new notes were registered under the Securities Act. The additional notes were sold at an offering price equal to 100.50% of their principal amount. The net proceeds after initial purchaser discounts and commissions and offering expenses were approximately $496.0 million and are being used for general corporate purposes. The Senior Notes due 2025 will mature on May 1, 2025. Interest on the Senior Notes due 2025 is payable semi-annually in arrears on May 1 and November 1.
Ranking. The Senior Notes due 2025 are not guaranteed by any of the Company's subsidiaries and are unsecured obligations. Accordingly, they:
•rank equal in right of payment with all of the Company's other existing and future unsecured and unsubordinated debt;
•rank senior in right of payment to the Company's future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes due 2025;
•are effectively subordinated in right of payment to all of the Company's existing and future senior secured debt and other obligations (including the credit facility) to the extent of the value of the collateral securing such debt; and
•are structurally subordinated to all obligations of each of the Company's subsidiaries.
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
Covenants. The 2025 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, and incur liens, and that, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of the Company’s assets or its restricted subsidiaries' assets. The 2025 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants in the 2025 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2025 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2025 may declare all the Senior Notes due 2025 to be due and payable immediately. As of November 29, 2020, the Company was in compliance with these covenants.
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
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
•rank senior in right of payment to the Company's future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes due 2027;
•are effectively subordinated in right of payment to all of the Company's existing and future senior secured debt and other obligations (including the credit facility) to the extent of the value of the collateral securing such debt; and
•are structurally subordinated to all obligations of each of the Company's subsidiaries.
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
Covenants. The 2027 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates and incur liens, and that impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The 2027 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants, in the 2027 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2027 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. As of November 29, 2020, the Company was in compliance with these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Principal Payments on Debt
The table below sets forth, as of November 29, 2020, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount):

(Dollars in thousands)
2021	$17,631
2022	—
2023	—
2024	—
2025	995,362
Thereafter	565,820
Total future debt principal payments	$1,578,813
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during 2020, 2019 and 2018 was 4.75%, 5.31% and 5.01%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 15. As of November 29, 2020, and at the time dividends were paid, the Company met the requirements of its debt instruments.
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
NOTE 9: EMPLOYEE BENEFIT PLANS
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,261,763	$1,136,720	$72,135	$82,907
Service cost	4,026	3,377	48	65
Interest cost	30,643	41,341	1,665	3,042
Plan participants' contribution	689	665	4,282	4,256
Actuarial loss (gain)(1)	87,443	146,562	1,531	(2,903)
Net curtailment loss	(1,009)	64	—	—
Impact of foreign currency changes	10,899	(2,210)	—	—
Plan settlements(2)	(64,525)	(436)	—	—
Net benefits paid	(65,300)	(64,320)	(12,300)	(15,232)
Benefit obligation at end of year	$1,264,629	$1,261,763	$67,361	$72,135

Change in plan assets:
Fair value of plan assets at beginning of year	1,091,162	958,576	—	—
Actual return on plan assets	161,856	182,309	—	—
Employer contribution	20,865	15,062	8,018	10,976
Plan participants' contributions	689	665	4,282	4,256
Plan settlements(2)	(64,525)	(436)	—	—
Impact of foreign currency changes	8,544	(694)	—	—
Net benefits paid	(65,300)	(64,320)	(12,300)	(15,232)
Fair value of plan assets at end of year	1,153,291	1,091,162	—	—
Unfunded status at end of year	$(111,338)	$(170,601)	$(67,361)	$(72,135)
_____________
(1)Fiscal year 2020 and 2019 actuarial losses in the Company's pension benefit plans resulted from changes in discount rate assumptions. Changes in financial markets during 2019 including a decrease in corporate bond yield indices, resulted in an increase in benefit obligations.
(2)The increase in pension plan settlements in fiscal year 2020 was primarily due to a voluntary lump-sum, cash-out program offered to vested, terminated U.S. pension plan participants in the last half of the fiscal year 2020. The extent of the funding from the cash-out program exceeded the settlement accounting threshold, and as such in fiscal year 2020, these activities have been categorized as settlements. Pension plan assets were utilized to settle pension obligations for deferred participants that elected to participate in the program.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Amounts recognized in the Company's consolidated balance sheets as of November 29, 2020 and November 24, 2019, consist of the following:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019

	(Dollars in thousands)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost	$62,161	$27,704	$—	$—
Accrued benefit liability – current portion	(9,663)	(9,480)	(7,112)	(8,129)
Accrued benefit liability – long-term portion	(163,836)	(188,825)	(60,249)	(64,006)
	$(111,338)	$(170,601)	$(67,361)	$(72,135)

Accumulated other comprehensive loss:
Net actuarial loss	$(296,330)	$(358,484)	$(12,491)	$(11,284)
Net prior service benefit	259	291	—	—
	$(296,071)	$(358,193)	$(12,491)	$(11,284)
The accumulated benefit obligation for all defined benefit plans was both $1.3 billion and $1.2 billion at November 29, 2020 and November 24, 2019. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2020	2019

	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$168,390	$1,093,503
Aggregate fair value of plan assets	—	903,556

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$222,055	$1,142,114
Aggregate fair value of plan assets	48,578	943,810
Amounts in the table above decreased in fiscal year 2020 primarily due to the exclusion of the Company’s U.S. pension plans as compared to 2019, as the fair value of these pension plan assets in fiscal year 2020 increased resulting in those plans’ plan assets exceeding the benefit obligations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018

	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$4,026	$3,377	$3,602	$48	$65	$113
Interest cost	30,643	41,341	36,070	1,665	3,042	2,718
Expected return on plan assets	(41,189)	(42,098)	(48,830)	—	—	—
Amortization of prior service benefit	(62)	(61)	(65)	—	—	—
Amortization of actuarial loss	13,407	13,306	12,650	324	465	872
Curtailment loss	(650)	13	38	—	—	—
Net settlement (gain) loss	14,699	(56)	(102)	—	—	—
Net periodic benefit cost	20,874	15,822	3,363	2,037	3,572	3,703
Changes in accumulated other comprehensive loss:
Actuarial loss (gain)	(34,821)	6,309	15,373	1,531	(2,903)	(6,354)
Amortization of prior service benefit	62	61	65	—	—	—
Amortization of actuarial loss	(13,407)	(13,306)	(12,650)	(324)	(465)	(872)
Curtailment gain	742	—	—	—	—	—
Net settlement gain (loss)	(14,699)	56	102	—	—	—
Total recognized in accumulated other comprehensive loss	(62,123)	(6,880)	2,890	1,207	(3,368)	(7,226)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(41,249)	$8,942	$6,253	$3,244	$204	$(3,523)
The amounts that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2021 for the Company's defined benefit pension and postretirement benefit plans are expected to be $10.5 million and $0.5 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.8%	4.1%	3.4%	2.8%	4.2%	3.4%
Expected long-term rate of return on plan assets	3.8%	4.6%	5.4%
Rate of compensation increase	3.3%	3.4%	3.4%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.1%	2.8%	4.1%	2.0%	2.8%	4.2%
Rate of compensation increase	3.3%	3.3%	3.4%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				5.4%	5.7%	5.9%
Rate trend to which the cost trend is assumed to decline				4.4%	4.4%	4.4%
Year that rate reaches the ultimate trend rate				2037	2037	2037
For the Company's benefit plans, the discount rate used to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate. The Company utilized a variety of country-specific third-party bond indices to determine the appropriate discount rates to use for the benefit plans of its foreign subsidiaries.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 29, 2020
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Cash and cash equivalents	$2,337	$2,337	$—	$—
Equity securities(1)
U.S. large cap	74,850	—	74,850	—
U.S. small cap	14,343	—	14,343	—
International	143,408	—	143,408	—
Fixed income securities(2)	859,323	—	859,323	—
Other alternative investments
Real estate(3)	41,699	—	41,699	—
Private equity(4)	228	—	—	228
Hedge fund(5)	11,692	—	11,692	—
Other(6)	5,411	—	5,411	—
Total investments at fair value	$1,153,291	$2,337	$1,150,726	$228

	Year Ended November 24, 2019
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Cash and cash equivalents	$4,427	$4,427	$—	$—
Equity securities(1)
U.S. large cap	93,019	—	93,019	—
U.S. small cap	13,307	—	13,307	—
International	115,607	—	115,607	—
Fixed income securities(2)	808,546	—	808,546	—
Other alternative investments
Real estate(3)	38,076	—	38,076	—
Private equity(4)	289	—	—	289
Hedge fund(5)	13,328	—	13,328	—
Other(6)	4,564	—	4,564	—
Total investments at fair value	$1,091,163	$4,427	$1,086,447	$289
_____________
(1)Primarily comprised of equity index funds that track various market indices.
(2)Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.
(3)Primarily comprised of investments in U.S. Real Estate Investment Trusts.
(4)Represents holdings in a diversified portfolio of private equity funds and direct investments in companies located primarily in North America. Fair values are determined by investment fund managers using primarily unobservable market data.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
(5)Primarily invested in a diversified portfolio of equities, bonds, alternatives and cash with a low tolerance for capital loss.
(6)Primarily relates to accounts held and managed by a third-party insurance company for employee-participants in Belgium. Fair values are based on accumulated plan contributions plus a contractually-guaranteed return plus a share of any incremental investment fund profits.
The fair value of plan assets are composed of U.S. plan assets of $940.4 million and non-U.S. plan assets of $212.8 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Total

	(Dollars in thousands)
2021	$73,162	$8,040	$81,202
2022	70,481	7,510	77,991
2023	69,181	7,020	76,201
2024	69,406	6,528	75,934
2025	69,690	5,994	75,684
2025-2028	340,445	22,464	362,909
At November 29, 2020, the Company's contributions to its pension plans for fiscal year 2021 are estimated to be $13.4 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 10: EMPLOYEE COMPENSATION AND LONG-TERM BENEFIT PLANS
Employee Savings and Investment Plan
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 29, 2020, November 24, 2019 and November 25, 2018, were $17.3 million, $16.3 million and $14.9 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 29, 2020, November 24, 2019, and November 25, 2018 were $51.8 million, $86.6 million and $114.3 million, respectively. Total amounts accrued for this plan as of November 29, 2020, and November 24, 2019 were $49.0 million and $87.7 million, respectively.
Long-term Employee Related Benefits
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003. The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 29, 2020 and November 24, 2019, these plan liabilities totaled $67.9 million and $52.8 million. The Company held funds of $71.2 million and $49.2 million in an irrevocable grantor's rabbi trust as of November 29, 2020 and November 24, 2019, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.
Deferred compensation plan for executives, prior to January 1, 2003. The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 29, 2020 and November 24, 2019, liabilities for this plan totaled $30.8 million and $29.0 million, respectively.
Interest earned by the participants in deferred compensation plans was $13.8 million, $9.4 million and $0.7 million for the years ended November 29, 2020, November 24, 2019 and November 25, 2018, respectively. The charges were included in "interest expense" in the Company's consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $51.3 million, $79.0 million and $89.8 million, and related income tax benefits of $12.6 million, $19.5 million and $22.3 million, respectively, for the years ended November 29, 2020, November 24, 2019 and November 25, 2018, respectively. As of November 29, 2020, there was $55.5 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.14 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2016 Equity Incentive Plan
Prior to the IPO, the Company granted awards under the 2016 Equity Incentive Plan (the "2016 Plan"), which provided for the granting of a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of common stock authorized for issuance under the 2016 Plan was 80.0 million shares. Upon completion of the IPO, shares that remained available for future grants under the 2016 Plan ceased to be available and the 2019 Equity Incentive Plan became effective. Awards granted before the IPO remain outstanding according to the plan’s terms. Outstanding awards under the 2016 Plan are issuable as Class B common stock and can be voluntarily converted to Class A common stock and sold to the public.
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the grant of a variety of stock awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At November 29, 2020, the number of shares available for future grants under the 2019 Plan were 35.1 million shares.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At November 29, 2020, the number of shares available for issuance under the 2019 ESPP were 11.3 million shares. ESPP did not have a material impact on the consolidated financial statements in fiscal year 2020.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. SARs with service conditions ("Service SARs") vest from three-and-a-half to four years, and have maximum contractual lives of ten years. SARs with performance conditions ("Performance SARs") were granted prior to fiscal 2017 and were fully vested prior to fiscal year 2020. SARs activity during the year ended November 29, 2020 was as follows:

	Service SARs				Performance SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Units and dollars in thousands, except weighted-average exercise price)
Outstanding at November 24, 2019	14,072	$7.51	3.3		7,634	$6.49	2.5
Granted	903	19.42			—	—
Exercised	(3,648)	6.60			(2,514)	6.21
Forfeited	(75)	13.75			—	—
Outstanding at November 29, 2020	11,252	$8.72	3.3		5,120	$6.62	1.8
Vested and expected to vest at November 24, 2020	11,235	$8.71	3.3	$118,081	5,120	$6.62	1.8	$64,189
Exercisable at November 29, 2020	8,483	$7.14	2.3	$102,000	5,120	$6.62	1.8	$64,189
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Aggregate intrinsic value of Service SARs exercised during the year	$44,119	$54,045	$53,398
Aggregate intrinsic value of Performance SARs exercised during the year	$30,953	$27,776	$6,777
Unrecognized future compensation costs as of November 29, 2020 of $3.6 million for Service SARs are expected to be recognized over weighted-average periods of 2.35 years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2020	2019	2018
Weighted-average grant date fair value	$6.44	$4.49	$2.61

Weighted-average assumptions:
Expected life (in years)	7.0	5.0	4.9
Expected volatility	36.6%	37.5%	35.7%
Risk-free interest rate	1.4%	2.5%	2.5%
Expected dividend	1.6%	2.0%	2.5%
RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. RSUs with service conditions ("Service RSUs") granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. RSUs with performance conditions ("Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. Service and Performance RSU activity during the year ended November 29, 2020 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)

	(Units in thousands)
Outstanding at November 25, 2019	7,779	$15.56	1.6	4,311	$16.24	1.0
Granted	1,771	18.75		847	22.44
Vested	(4,666)	15.48		(2,419)	15.56
Performance adjustment	—	—		623	15.56
Forfeited	(538)	17.47		(199)	19.09
Outstanding at November 29, 2020	4,346	$16.71	2.2	3,163	$18.11	1.0
The total fair value of Service RSU awards vested during 2020 and 2019 was $88.6 million and $1.6 million, respectively. The total fair value of Performance RSU awards vested during 2020 was $49.0 million. Unrecognized future compensation cost as of November 29, 2020 of $36.8 million for Service RSUs and $11.3 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.27 years and 1.61 years, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2020, 2019, and 2018, the weighted-average grant date fair value for Service and Performance RSUs granted without a market condition were $18.80, $15.56 and $9.16, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted
	2020	2019(1)	2018
Weighted-average grant date fair value	$25.87	$17.95	$10.45

Weighted-average assumptions:
Expected life (in years)	2.8	2.8	3.0
Expected volatility	37.6%	37.5%	37.2%
Risk-free interest rate	1.4%	2.3%	2.3%
Expected dividend	1.5%	1.9%	2.5%
____________
(1)The weighted-average information is presented for awards granted during 2019 without including replacement awards granted in connection with the IPO in March 2019, where the Company’s Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled RSUs and their concurrent replacement with similar stock-settled RSUs. Refer to Note 1 for more information. The weighted-average grant date fair value for the Performance RSUs granted as replacement awards is $28.78 and the weighted-average assumptions include an expected life of 1.5 years, an expected volatility of 36.3%, a risk-free interest rate of 2.5% and an expected dividend of 1.7%.
RSUs to the Board of Directors. The Company grants RSUs to certain members of its Board ("Board RSUs"). The total fair value of Board RSUs granted during the year ended November 29, 2020 of $2.0 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $9.9 million and $10.2 million as of November 29, 2020 and November 24, 2019, respectively.
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
Phantom restricted stock units with service conditions ("Phantom Service RSUs") granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. Phantom restricted stock units with performance conditions ("Phantom Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on attainment of certain three-year cumulative performance goals and subject to continued employment.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The total fair value of Phantom Service RSUs and Phantom Performance RSUs granted during the year ended November 29, 2020 was $2.1 million and $0.2 million, respectively, at the grant date. The total fair value of Phantom Service RSUs vested during 2020, 2019 and 2018 was $6.3 million, $52.9 million and $17.0 million, respectively. The total fair value of Phantom Performance RSUs vested during 2020 was $0.3 million. The weighted-average fair value of Phantom Service RSUs at the grant date was estimated based on the fair value of the Company's common stock. The Company accrued $3.1 million for Phantom Service RSUs and Phantom Performance RSUs as of November 29, 2020.
Unrecognized future compensation cost as of November 29, 2020 of $3.3 million for Phantom Service RSUs and $0.4 million for Phantom Performance RSUs are expected to be recognized over a weighted-average period of 2.33 years and 1.45 years, respectively.
NOTE 12: RESTRUCTURING
In April 2020, the Board endorsed a restructuring initiative designed to reduce costs, streamline operations and support agility. On July 7, 2020, the Company announced and began to implement the restructuring initiative, which it expects to substantially complete by the middle of fiscal year 2021. The adverse impacts of the COVID-19 pandemic on the Company's business necessitated cost reduction actions in advance of plans to streamline operations. In October 2020, the Company announced the next step of the restructuring initiative, which included realignment of its top level organization to support the new strategies, which became effective in 2021. The next phase of the reorganization, including the streamlining of operations, will be completed in 2021.
The initiative included the elimination of approximately 15% of the Company's global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the year ended November 29, 2020, the Company recognized restructuring charges of $90.4 million, which were recorded on a separate line item in the Company's consolidated statements of operations. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. The Company estimates that it will incur future additional charges related to this restructuring initiative.
The following table summarizes the activities associated with restructuring liabilities for the year ended November 29, 2020. In the table below, "Charges" represents the initial charge related to the restructuring activity, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations and Other Adjustments" includes foreign currency fluctuations as well as revisions of estimates related to severance and employee-related benefits and other. As of November 29, 2020, $54.7 million and $6.3 million were classified as restructuring liabilities and other long-term liabilities, respectively, within the Company's consolidated balance sheets.

	Year Ended November 29, 2020
	Liabilities	Charges	Payments	Foreign Currency Fluctuations and Other Adjustments	Liabilities(1)
	November 24, 2019				November 29, 2020

	(Dollars in thousands)
Severance and employee-related benefits	$—	$85,002	$(24,394)	$(4)	$60,604
Other	—	1,781	(313)	(1,051)	417
Total	$—	$86,783	$(24,707)	$(1,055)	$61,021
_____________
(1)    Excludes $3.7 million of pension and postretirement curtailment losses recorded in AOCI as of November 29, 2020.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 13: COMMITMENTS AND CONTINGENCIES
Forward Foreign Exchange Contracts
The Company uses over-the-counter derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. See Note 6 for additional information.
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
Other Contingencies
Litigation. In the ordinary course of business, the Company has various claims, complaints and pending cases, including contractual matters, facility and employee-related matters, distribution matters, product liability matters, intellectual property matters, bankruptcy preference matters, and tax and administrative matters. The Company establishes loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of November 29, 2020, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of these pending legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
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
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and a charge for estimated adverse purchase commitments was recorded. For the year ended November 29, 2020, the net charge of $26.2 million was reflected in cost of goods sold in the Company's consolidated statement of operations. As of November 29, 2020, adverse purchase commitments of $25.5 million, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 14: LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date on which the Company takes possession of or controls the physical use of the asset. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rates, which are based on the information available at commencement date, are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. Right-of-use assets are reduced by the amount of any lease incentives. The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation.
Lease expense is recognized in SG&A within the Company's consolidated statements of operations, based on the underlying nature of the leased asset. For the year ended November 29, 2020, lease expense primarily consisted of operating lease costs of $317.4 million, including $47.3 million primarily related to variable lease costs and $4.2 million of short-term lease costs. As of and for the year ended November 29, 2020, finance leases were not a material component of the Company's lease portfolio.
The Company reviews its right-of-use assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends, expected future cash flows decreased. As a result, during the fiscal year 2020, the Company recorded $44.3 million related to the impairment of certain store ROU assets. The impairment charges are included in SG&A in the accompanying consolidated statements of operations.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded on the Company's consolidated balance sheets.

November 29, 2020

(Dollars in thousands)
2021	$260,842
2022	225,130
2023	181,301
2024	143,155
2025	109,682
Thereafter	233,471
Total undiscounted future cash flows related to lease payments	1,153,581
Less: Interest	58,146
Present value of lease liabilities	$1,095,435

The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

November 29, 2020
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	2.16%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The table below includes supplemental cash and non-cash information related to operating leases:

November 29, 2020

(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$237,265
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	$151,345
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
NOTE 15: DIVIDEND
Dividends are declared at the discretion of the Board. In January and April 2020, the Company declared quarterly cash dividends of $0.08 per share to holders of record of its Class A and Class B common stock. A total of $63.6 million in dividends were paid during the year. The Company determined not to declare dividends in the third and fourth fiscal quarters of 2020.
In 2019, the Company paid two cash dividends totaling $113.9 million, the first dividend was $55.0 million paid in the first quarter and the second dividend was $58.9 million paid in the fourth quarter. In 2018, two cash dividends totaling $90.0 million were paid of $45.0 million each in the first and fourth quarters of the year.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's fiscal 2020 year end, the Board declared a cash dividend of $0.04 per share to holders of record of its Class A and Class B common stock at the close of business on February 10, 2021, for a total quarterly dividend of approximately $16 million. Total dividends are expected to be approximately $64 million for fiscal year 2021 and to be paid out quarterly.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive (loss) income is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest(1)
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Net Investment Hedges	Foreign Currency Translation		Total	Foreign Currency Translation	Totals

	(Dollars in thousands)
Accumulated other comprehensive (loss) income at November 26, 2017	$(232,181)	$(55,618)	$(120,630)	$4,048	$(404,381)	$9,538	$(394,843)
Gross changes	4,336	21,280	(43,479)	(1,488)	(19,351)	(234)	(19,585)
Tax	(1,178)	(5,549)	5,487	388	(852)	—	(852)
Other comprehensive income (loss), net of tax	3,158	15,731	(37,992)	(1,100)	(20,203)	(234)	(20,437)
Accumulated other comprehensive (loss) income at November 25, 2018	(229,023)	(39,887)	(158,622)	2,948	(424,584)	9,304	(415,280)
Gross changes	10,248	19,026	(7,562)	4,362	26,074	312	26,386
Tax	(2,084)	(4,097)	727	(1,022)	(6,476)	—	(6,476)
Other comprehensive income (loss), net of tax	8,164	14,929	(6,835)	3,340	19,598	312	19,910
Accumulated other comprehensive (loss) income at November 24, 2019	(220,859)	(24,958)	(165,457)	6,288	(404,986)	9,616	(395,370)
Gross changes	60,915	(55,242)	10,493	9,758	25,924	(9,616)	16,308
Tax	(15,088)	13,747	(3,677)	(2,922)	(7,940)	—	(7,940)
Cumulative effect of adoption of new accounting standards (2)	(47,313)	(8,003)	—	872	(54,444)	—	(54,444)
Other comprehensive (loss) income, net of tax	(1,486)	(49,498)	6,816	7,708	(36,460)	(9,616)	(46,076)
Accumulated other comprehensive (loss) income at November 29, 2020	$(222,345)	$(74,456)	$(158,641)	$13,996	$(441,446)	$—	$(441,446)
_____________
(1)On January 9, 2020, Company completed an all cash tender offer for the acquisition of the remaining minority interest shares of Levi Strauss Japan K.K. Refer to Note 1 for additional information.
(2)Impact relates to the adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220). See Note 1 for more information.
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income (loss) other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. For additional information, see Note 6 and Note 9, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 17: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended November 29, 2020(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,635,084	$794,142	$294,079	$2,723,305
Direct-to-consumer	710,294	641,434	377,576	1,729,304
Total net revenues	$2,345,378	$1,435,576	$671,655	$4,452,609
_____________
(1)For the year ended November 29, 2020, net revenues from both channels were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter when most company-operated and wholesale customer doors were temporarily closed. See Note 1 for more information.

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
At November 29, 2020, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 18: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Foreign exchange management gains (losses)(1)	$2,299	$126	$11,167
Foreign currency transaction (losses) gains(2)	(18,057)	(6,231)	(7,498)
Interest income	8,390	17,190	9,400
Investment income	1,243	1,509	734
Pension settlement losses(3)	(14,737)	—	—
Other	(1,612)	(10,577)	1,104
Total other income (expense), net	$(22,474)	$2,017	$14,907
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in fiscal year 2018 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the British Pound.
(2)Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in fiscal year 2020 were primarily due to the U.S. dollar weakening against most currencies during the year.
(3)Pension settlement losses relate to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 9 for further information.
NOTE 19: INCOME TAXES
The Company's income tax (benefit) expense was $(62.6) million, $82.6 million and $214.8 million and the Company's effective income tax rate was 33.0%, 17.3% and 43.0% for the years ended November 29, 2020, November 24, 2019 and November 25, 2018, respectively.
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to certain income tax provisions including temporary five-year net operating loss carryback provisions and a modification of interest deduction limitations.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective on November 26, 2018. Beginning the first quarter of 2019, the Company's effective tax rate reflected a provision to tax Global Intangible Low-Taxed Income ("GILTI") of foreign subsidiaries and a tax benefit for Foreign Derived Intangible Income ("FDII"). In fiscal year 2020, no GILTI tax cost and FDII tax benefit reflected in the income tax benefit due to COVID 19 and losses incurred in many jurisdictions. In accordance with U.S. GAAP, the Company made an accounting policy election to account for the GILTI provision in the period in which it is incurred.
The increase in the effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was driven by a significant decrease in income before income taxes and tax rate reconciling items as a percentage to income before income taxes. The increase in the effective tax rate was primarily attributable to a $26.1 million benefit from stock-based compensation exercises which includes state income taxes, and a $4.6 million benefit resulting from the carryback of U.S. net operating losses to tax years with a higher federal income tax rate as allowed under the CARES Act, offset with a $18.3 million tax charge for valuation allowance against deferred tax assets.
The decrease in the effective tax rate in fiscal year 2019 as compared to fiscal year 2018 was driven by a $143.4 million one-time tax charge in 2018 related to the enactment of the Tax Act. Included in the charge was $95.6 million related to re-measurement of deferred tax assets and liabilities, $37.5 million from a one-time U.S. transition tax on undistributed foreign earnings, and $10.3 million related to foreign and state tax costs associated with future remittances of undistributed earnings from foreign subsidiaries.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The Company's income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	November 29, 2020		November 24, 2019		November 25, 2018

	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$(39,855)	21.0%	$100,293	21.0%	$111,755	22.4%
State income taxes, net of U.S. federal impact	(5,246)	2.8%	4,496	1.0%	11,102	2.2%
Change in valuation allowance	18,271	(9.6)%	(81)	—%	(9,239)	(1.9)%
Impact of foreign operations(1)	(8,868)	4.7%	7,132	1.5%	(17,149)	(3.4)%
Foreign-derived intangible income benefit ("FDII")	—	—%	(11,918)	(2.5)%	—	—%
Reassessment of tax liabilities	(1,531)	0.7%	(6,480)	(1.4)%	(12,552)	(2.5)%
Stock-based compensation	(22,332)	11.8%	(15,730)	(3.3)%	(10,715)	(2.1)%
Other, including non-deductible expenses	1,547	(0.8)%	4,892	1.0%	(1,783)	(0.4)%
Change in tax law	(4,628)	2.4%	—	—%	143,359	28.7%
Total	$(62,642)	33.0%	$82,604	17.3%	$214,778	43.0%
___________
(1)Included in the Impact of foreign operations are foreign rates differential, GILTI and tax impact on actual and deemed repatriation of foreign earnings.
Impact of foreign operations. The tax benefit in fiscal year 2020 is primarily due to a decrease in foreign earnings as compared to fiscal year 2019 which reduced the U.S. tax cost from GILTI and branch operations. The tax rate benefit in fiscal year 2019 decreased as compared to fiscal year 2018 is primarily due to additional tax charges from foreign jurisdictions, Tax Act impacts (e.g. GILTI) and a lesser amount of excess tax benefit on actual and deemed repatriation of foreign earnings.
Change in valuation allowance. The $18.3 million tax charge in fiscal year 2020 is primarily due to net operating losses generated in the current year for which management concluded that it is more likely than not that such assets will not be realized. The $9.2 million tax benefit in fiscal year 2018 is primarily due to the release of valuation allowances on deferred tax assets of certain foreign subsidiaries, primarily in Japan where management concluded that it is more likely than not that such assets will be realized.
Reassessment of tax liabilities. The $6.5 million tax benefit in fiscal year 2019 is primarily attributable to finalization of state tax refund claims. The $12.6 million tax benefit in fiscal year 2018 is primarily attributable to finalization of a foreign audit.
Change in tax law. The $4.6 million tax benefit is comprised of a $38.5 million benefit for carrying back current year U.S. losses to prior years at a higher tax rate, partially offset by a $27.6 million write off of previously used foreign tax credits that will expire unutilized because of the aforementioned carryback. In addition, $6.3 million of foreign tax credits expired in 2020 due to the current year U.S. loss. The $143.4 million tax charge in 2018, from the enactment of the Tax Act, was comprised of a $95.6 million remeasurement of the Company's deferred tax assets and liabilities based on the lower rates at which they are expected to reverse in the future, a $37.5 million one-time U.S. transition tax on undistributed foreign earnings, and a $10.3 million charge related to foreign and state tax costs associated with the future remittance of undistributed earnings of foreign subsidiaries.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Domestic	$(197,718)	$120,692	$151,229
Foreign	7,935	356,892	348,793
Total income before income taxes	$(189,783)	$477,584	$500,022

Income tax expense consisted of the following:

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
U.S. Federal
Current	$8,396	$13,182	$12,468
Deferred	(79,676)	(22,319)	126,210
	$(71,280)	$(9,137)	$138,678
U.S. State
Current	$978	$(2,939)	$6,447
Deferred	(6,435)	1,002	4,655
	$(5,457)	$(1,937)	$11,102
Foreign
Current	$23,228	$87,324	$61,605
Deferred	(9,133)	6,354	3,393
	$14,095	$93,678	$64,998
Consolidated
Current	$32,602	$97,567	$80,520
Deferred	(95,244)	(14,963)	134,258
Total income tax expense	$(62,642)	$82,604	$214,778

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$232,164	$157,379
State net operating loss carryforwards	16,054	10,070
Foreign net operating loss carryforwards	58,644	45,047
Employee compensation and benefit plans	102,846	141,489
Advance royalties	10,021	15,213
Accrued liabilities	32,304	24,648
Sales returns and allowances	30,740	22,494
Inventory	25,380	11,635
Property, plant and equipment	—	12,266
Unrealized foreign exchange gains or losses	18,665	5,527
Lease liability	251,285	—
Other	17,898	9,557
Total gross deferred tax assets	796,001	455,325
Less: Valuation allowance	(38,543)	(19,611)
Deferred tax assets, net of valuation allowance	757,458	435,714
Deferred tax liabilities
U.S. Branches	(25,330)	(27,134)
Residual tax liability on unremitted foreign earnings	(7,940)	(5,672)
Property, plant and equipment	(4,531)	—
Right of use asset	(227,054)	—
Total deferred tax liabilities	(264,855)	(32,806)
Total net deferred tax assets	$492,603	$402,908
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 29, 2020, are subject to expiration through 2030 if not utilized.
Foreign net operating loss carryforwards. As of November 29, 2020, the Company had a deferred tax asset of $57.7 million for foreign net operating loss carryforwards of $227.8 million. Of these operating losses $103.8 million are subject to expiration through 2030. The remaining $124.0 million are available as indefinite carryforwards under applicable tax law.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 29, 2020:

	Valuation Allowance at November 24, 2019	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 29, 2020

	(Dollars in thousands)
Foreign tax credit and U.S. state net operating loss carryforwards	$2,540	$5,508	$—	$8,048
Foreign net operating loss carryforwards and other foreign deferred tax assets	17,071	(4,847)	18,271	30,495
	$19,611	$661	$18,271	$38,543
At November 29, 2020, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards which reduced such assets to the amount that will more likely than not be realized.
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through November 2020, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $8.2 million.
Uncertain Income Tax Positions
As of November 29, 2020, the Company’s total gross amount of unrecognized tax benefits was $32.3 million, of which $28.8 million could impact the effective tax rate, if recognized, as compared to November 24, 2019, when the Company’s total gross amount of unrecognized tax benefits was $36.6 million, of which $33.1 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 29, 2020 and November 24, 2019:

	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Unrecognized tax benefits beginning balance	$36,559	$26,594
Increases related to current year tax positions	1,575	2,432
Increases related to tax positions from prior years	262	3,696
Decreases related to tax positions from prior years	(889)	(3,222)
Settlement with tax authorities	(4,322)	7,119
Lapses of statutes of limitation	(446)	(45)
Other, including foreign currency translation	(453)	(15)
Unrecognized tax benefits ending balance	$32,286	$36,559
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits could decrease by as much as $1.1 million within the next twelve months.
As of November 29, 2020 and November 24, 2019, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $1.2 million and $1.7 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
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
NOTE 20: (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic (loss) earnings per share attributable to common stockholders is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share attributable to common stockholders adjusts the basic (loss) earnings per share attributable to common stockholders and the weighted-average number of common shares outstanding for the potentially dilutive impact of RSUs and stock appreciation rights using the treasury stock method. The following table sets forth the computation of the Company's basic and diluted (loss) earnings per share:

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands, except per share amounts)
Numerator:
Net (loss) income attributable to Levi Strauss & Co.	$(127,141)	$394,612	$283,142
Denominator:
Weighted-average common shares outstanding - basic	397,315,117	389,082,277	377,139,847
Dilutive effect of stock awards	—	19,283,625	11,467,514
Weighted-average common shares outstanding - diluted	397,315,117	408,365,902	388,607,361
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.32)	$1.01	$0.75
Diluted	$(0.32)	$0.97	$0.73
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	—	174,923	755,550
Diluted net (loss) earnings per common share attributable to Levi Strauss & Co. for the year ended November 29, 2020 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted (loss) earnings per common share were 23.2 million shares for the year ended November 29, 2020.
NOTE 21: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, Peter E. Haas Jr., a director of the Company who retired in September 2019, and Marc Rosen, Executive Vice President and President, Americas, are board members of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During fiscal years 2020, 2019, and 2018, the Company donated $9.9 million, $9.7 million, and $7.5 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 22: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
Business segment information for the Company is as follows:

	Year Ended
	November 29, 2020(1)	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Net revenues:
Americas	$2,345,378	$3,057,024	$3,042,664
Europe	1,435,576	1,768,056	1,646,236
Asia	671,655	938,007	886,540
Total net revenues	$4,452,609	$5,763,087	$5,575,440
Operating income:
Americas	$332,213	$545,084	$551,380
Europe	206,360	353,082	292,903
Asia	(21,813)	85,824	86,573
Regional operating income	516,760	983,990	930,856
Corporate:
Restructuring charges, net	90,415	—	—
Other corporate staff costs and expenses(2)	511,464	417,315	390,445
Corporate expenses	601,879	417,315	390,445
Total operating income	(85,119)	566,675	540,411
Interest expense	(82,190)	(66,248)	(55,296)
Underwriter commission paid on behalf of selling stockholders	—	(24,860)	—
Other (expense) income, net(3)	(22,474)	2,017	14,907
(Loss) income before income taxes	$(189,783)	$477,584	$500,022
___________
(1)For the year ended November 29, 2020, the Company's business and results of operations were impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter as most company-operated and wholesale customer doors were temporarily closed. Refer to Note 1 for more information.
(2)Corporate staff costs and expenses for the year ended November 29, 2020 includes incremental COVID-19 related charges that management does not attribute to any of the regional segments in order to provide increased transparency and comparability of regional performance. These charges include $42.3 million of incremental inventory reserves of which $26.3 million, $9.1 million and $6.9 million were related to the Americas, Europe and Asia regional segments, respectively, and charges for adverse fabric purchase commitments of $1.2 million related to the Asia regional segment. Net charges related to incremental allowance for doubtful accounts of $5.2 million were recognized, of which $5.0 million and $0.2 million were related to the Americas and Europe regional segments, respectively. Additionally, the Company recognized $58.7 million in impairment of long-lived assets related to certain retail locations, of which $50.0 million, $6.3 million and $2.4 million, were related to the Americas, Europe and Asia regional segments, respectively. Refer to Note 1 for additional information.
(3)Includes $14.7 million in pension settlement losses in fiscal year 2020 related to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 9 for further information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$53,294	$45,884	$43,478
Europe	23,677	23,595	22,658
Asia	12,932	12,110	10,750
Corporate	51,892	42,353	43,319
Total depreciation and amortization expense	$141,795	$123,942	$120,205

	November 29, 2020
	Americas	Europe	Asia	Unallocated	Consolidated Total

	(Dollars in thousands)
Assets:
Inventories	$409,028	$174,737	$167,797	$66,130	$817,692
All other assets	—	—	—	4,823,549	4,823,549
Total assets					$5,641,241

	November 24, 2019
	Americas	Europe	Asia	Unallocated	Consolidated Total

	(Dollars in thousands)
Assets:
Inventories	$456,611	$180,949	$157,892	$88,740	$884,192
All other assets	—	—	—	3,348,226	3,348,226
Total assets					$4,232,418

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
Geographic information for the Company was as follows:

	Year Ended
	November 29, 2020	November 24, 2019	November 25, 2018

	(Dollars in thousands)
Net revenues:
United States	$1,943,522	$2,525,325	$2,546,907
Foreign countries	2,509,087	3,237,762	3,028,533
Total net revenues	$4,452,609	$5,763,087	$5,575,440

Net deferred tax assets:
United States	$404,800	$327,980	$313,644
Foreign countries	92,756	79,925	84,147
Total net deferred tax assets	$497,556	$407,905	$397,791

Long-lived assets:
United States	$317,102	$376,883	$335,705
Foreign countries	168,437	194,762	154,767
Total long-lived assets	$485,539	$571,645	$490,472

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018
NOTE 23: QUARTERLY FINANCIAL DATA (UNAUDITED)
Set forth below are the consolidated statements of operations for the first, second, third and fourth quarters of 2020 and 2019.

Year Ended November 29, 2020	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter

	(Dollars in thousands, except per share amounts)
Net revenues(1)	$1,506,126	$497,542	$1,063,085	$1,385,856
Cost of goods sold	666,799	327,890	485,687	619,309
Gross profit	839,327	169,652	577,398	766,547
Selling, general and administrative expenses	660,545	550,525	484,002	652,556
Restructuring charges, net	—	67,371	1,071	21,973
Operating income (loss)	178,782	(448,244)	92,325	92,018
Interest expense	(16,654)	(11,246)	(28,437)	(25,853)
Other income (expense), net	2,700	1,305	(12,274)	(14,205)
Income before income taxes	164,828	(458,185)	51,614	51,960
Income tax expense (benefit)	12,139	(94,636)	24,565	(4,710)
Net income (loss) attributable to Levi Strauss & Co.	$152,689	$(363,549)	$27,049	$56,670

Earnings (loss) per common share attributable to common stockholders(3):
Basic	$0.39	$(0.91)	$0.07	$0.14
Diluted	$0.37	$(0.91)	$0.07	$0.14
Weighted-average common shares outstanding - diluted
Basic	396,216,057	397,484,849	397,711,322	398,383,193
Diluted	410,068,373	397,484,849	407,677,385	408,784,914

Cash dividends declared per share	$0.08	$0.08	$—	$—
_____________
(1)For the year ended November 29, 2020, net revenues from both channels were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter when most company-operated and wholesale customer doors were temporarily closed. See Note 1 for more information.
(2)During the second quarter, $242.0 million in incremental charges were recognized in connection with the adverse impacts of the COVID-19 pandemic on the Company's business. The $242.0 million comprised of $67.4 million of restructuring charges, COVID-19 related inventory costs of $86.6 million and other charges for customer receivables and asset impairments of $88.0 million. These estimates were subsequently updated based on changes in underlying facts and circumstances. For further information refer to Note 1.
(3)The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 29, 2020, NOVEMBER 24, 2019 AND NOVEMBER 25, 2018

Year Ended November 24, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands, except per share amounts)
Net revenues	$1,434,458	$1,312,940	$1,447,081	$1,568,608
Cost of goods sold	651,650	612,517	680,335	717,212
Gross profit	782,808	700,423	766,746	851,396
Selling, general and administrative expenses	581,896	637,525	595,528	719,749
Operating income	200,912	62,898	171,218	131,647
Interest expense	(17,544)	(15,126)	(15,292)	(18,286)
Underwriter commission paid on behalf of selling	—	(24,860)	—	—
Other (expense) income, net	(1,646)	3,166	(4,369)	4,866
Income before income taxes	181,722	26,078	151,557	118,227
Income tax expense (benefit)(1)	35,271	(2,429)	27,340	22,422
Net (loss) income	146,451	28,507	124,217	95,805
Net (income) loss attributable to noncontrolling interest	126	(277)	292	(509)
Net (loss) income attributable to Levi Strauss & Co.	$146,577	$28,230	$124,509	$95,296

Earnings per common share attributable to common stockholders(2):
Basic	$0.39	$0.07	$0.32	$0.24
Diluted	$0.37	$0.07	$0.30	$0.23
Weighted-average common shares outstanding - diluted
Basic	377,077,111	389,518,461	394,169,688	394,670,867
Diluted	393,234,825	409,332,997	413,639,749	411,984,817

Cash dividends declared per share	$0.29	$—	$—	$0.01
_____________
(1)The Income tax benefit in the second quarter is due to lower income taxes from less operating income and an excess tax benefit recognized related to the exercise of employee stock-based compensation.
(2)The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of November 29, 2020. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 29, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of November 29, 2020 and concluded that our internal control over financial reporting was effective as of such date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of November 29, 2020 as stated in their report included under Item 8.
Changes in internal control over financial reporting
There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
On January 26, 2021, the Company’s Board of Directors approved the amendment and restatement of the Company’s Amended and Restated Bylaws (the “Bylaws”), effective as of such date, in order to add the Delaware forum selection provision currently set forth in the Company’s Amended and Restated Certificate of Incorporation and add a new federal forum selection provision.
The Delaware forum selection provision provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, be the sole and exclusive forum for the following claims or causes of action under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising under any provision of the Delaware General Corporation Law, the certificate of incorporation, or the bylaws of the Company or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal-affairs doctrine.
The federal forum selection provision provides that unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. There is, however, uncertainty as to whether a court would enforce this provision.

The Bylaws provide that any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the above-described exclusive forum provisions.
The foregoing summary of the Bylaws is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2021 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2021 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2021 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2021 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Registrant are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws					X
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 5.00% Senior Notes due 2025, dated April 27, 2015, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.2	2/13/2019
4.4	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.5	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.6	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.7	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.8	Description of Securities					X

4.9	First Supplemental Indenture, dated April 17, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	4/17/2020
4.10	Registration Rights Agreement, dated April 17, 2020, between the Registrant and BofA Securities Inc.	8-K	001-06631	4.2	4/17/2020
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019
10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.8	1/30/2020
10.9	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.9	1/30/2020
10.10	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.10	1/30/2020
10.11	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.11	1/30/2020
10.12	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.12	1/30/2020
10.13	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.13	1/30/2020
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020	10-K	001-06631	10.19	1/30/2020
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019
10.23*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019

10.24*	Employment Agreement, dated June 9, 2011, between the Registrant and Charles V. Bergh	S-1	333-229630	10.19	2/13/2019
10.25*	Amendment to Employment Agreement, effective May 8, 2012, between the Registrant and Charles V. Bergh	S-1	333-229630	10.20	2/13/2019
10.26*	Amendment to Employment Agreement, effective January 30, 2018, between the Registrant and Charles V. Bergh	S-1	333-229630	10.21	2/13/2019
10.27*	Employment Offer Letter, dated April 29, 2016, between the Registrant and Roy Bagattini	S-1	333-229630	10.22	2/13/2019
10.28*	Employment Offer Letter, dated July 18, 2013, and Extension of Assignment Letter, dated July 6, 2016, between the Registrant and Seth Ellison	S-1	333-229630	10.23	2/13/2019
10.29*	Employment Offer Letter, dated September 19, 2016, between the Registrant and David Love	S-1	333-229630	10.24	2/13/2019
10.30*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.31*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.32	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.33	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.34	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.35	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.36	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.37*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.38*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
10.39	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated January 5, 2021, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	8-K	001-00631	10.1	1/7/2021
10.40*	Employment Agreement, dated October 27, 2020, between the Registrant and Seth Ellison					X
21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period

	(Dollars in thousands)
November 29, 2020	$6,172	7,858	(658)	$14,688
November 24, 2019	$10,037	(978)	2,887	$6,172
November 25, 2018	$11,726	2,284	3,973	$10,037

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in thousands)
November 29, 2020	$—	295,356	295,356	$—
November 24, 2019	$53,684	259,866	313,550	$—
November 25, 2018	$47,401	245,665	239,382	$53,684

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in thousands)
November 29, 2020	$1,756	304,590	304,863	$1,483
November 24, 2019	$120,704	351,686	470,634	$1,756
November 25, 2018	$135,139	357,929	372,364	$120,704

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/ (Releases) to Tax Expense	(Additions)/ Deductions	Balance at End of Period

	(Dollars in thousands)
November 29, 2020	$19,611	18,271	(661)	$38,543
November 24, 2019	$21,970	(81)	2,278	$19,611
November 25, 2018	$38,692	(16,242)	480	$21,970
_____________
(1)The charges to the accounts are for the purposes for which the allowances were created.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 27, 2021		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
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

Signature	Title

/s/ STEPHEN C. NEAL	Chairperson of the Board	Date:	January 27, 2021
Stephen C. Neal

/s/ CHARLES V. BERGH	Director, President and	Date:	January 27, 2021
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 27, 2021
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 27, 2021
Jill Beraud

/s/ ROBERT A. ECKERT	Director	Date:	January 27, 2021
Robert A. Eckert

/s/ SPENCER C. FLEISCHER	Director	Date:	January 27, 2021
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	January 27, 2021
David A. Friedman

/s/ YAEL GARTEN	Director	Date:	January 27, 2021
Yael Garten

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 27, 2021
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 27, 2021
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	January 27, 2021
Patricia Salas Pineda

/s/ JOSHUA E. PRIME	Director	Date:	January 27, 2021
Joshua E. Prime

/s/ ELLIOTT RODGERS	Director	Date:	January 27, 2021
Elliott Rodgers

/s/ GAVIN BROCKETT	Senior Vice President and Global Controller	Date:	January 27, 2021
Gavin Brockett	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial Officer	Date:	January 27, 2021
Harmit Singh	(Principal Financial Officer)