Form 10-Q
period 2021-02-28
LEVI STRAUSS & CO
filed 2021-04-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2021
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

Large accelerated filer ☑	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐		Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 1, 2021, the registrant had 83,264,761 shares of Class A common stock, $0.001 par value per share and 317,099,669 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28, 2021	November 29, 2020

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,973,602	$1,497,155
Short-term investments in marketable securities	94,273	96,531
Trade receivables, net	600,271	540,227
Inventories	835,357	817,692
Other current assets	192,092	174,636
Total current assets	3,695,595	3,126,241
Property, plant and equipment, net	440,857	454,532
Goodwill	267,072	264,768
Other intangible assets, net	47,274	47,426
Deferred tax assets, net	517,202	497,556
Operating lease right-of-use assets, net	1,006,107	988,801
Other non-current assets	262,087	261,917
Total assets	$6,236,194	$5,641,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$8,059	$17,631
Current maturities of long-term debt	789,283	—
Accounts payable	420,616	375,450
Accrued salaries, wages and employee benefits	165,855	179,081
Restructuring liabilities	45,300	54,723
Accrued income taxes	29,206	21,986
Accrued sales returns and allowances	193,416	185,868
Short-term operating lease liabilities	254,676	237,142
Other accrued liabilities	417,321	477,001
Total current liabilities	2,323,732	1,548,882
Long-term debt	1,262,704	1,546,700
Postretirement medical benefits	58,992	60,249
Pension liabilities	168,549	168,721
Long-term employee related benefits	97,719	94,654
Long-term operating lease liabilities	856,103	858,293
Other long-term liabilities	61,411	64,267
Total liabilities	4,829,210	4,341,766

Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 80,774,783 shares and 74,352,481 shares issued and outstanding as of February 28, 2021 and November 29, 2020, respectively; and 422,000,000 Class B shares authorized, 319,050,011 shares and 323,547,674 shares issued and outstanding, as of February 28, 2021 and November 29, 2020, respectively	400	398
Additional paid-in capital	609,068	626,243
Accumulated other comprehensive loss	(443,276)	(441,446)
Retained earnings	1,240,792	1,114,280
Total stockholders’ equity	1,406,984	1,299,475
Total liabilities and stockholders’ equity	$6,236,194	$5,641,241

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,305,602	$1,506,126
Cost of goods sold	545,573	666,799
Gross profit	760,029	839,327
Selling, general and administrative expenses	582,906	660,545
Operating income	177,123	178,782
Interest expense	(23,310)	(16,654)
Other income, net	858	2,700
Income before income taxes	154,671	164,828
Income tax expense	12,167	12,139
Net income	$142,504	$152,689
Earnings per common share attributable to common stockholders:
Basic	$0.36	$0.39
Diluted	$0.35	$0.37
Weighted-average common shares outstanding:
Basic	399,541,735	396,216,057
Diluted	411,872,771	410,068,373

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands) (Unaudited)
Net income	$142,504	$152,689
Other comprehensive income, before related income taxes:
Pension and postretirement benefits	2,938	3,591
Derivative instruments	(17,315)	15,405
Foreign currency translation gains (losses)	10,941	(8,133)
Unrealized gains on marketable securities	401	1,556
Total other comprehensive (loss) income, before related income taxes	(3,035)	12,419
Income taxes expense related to items of other comprehensive income	1,203	(5,723)
Comprehensive income, net of income taxes	$140,672	$159,385

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended February 28, 2021
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$—	$1,299,475
Net income	—	—	142,504	—	—	142,504
Other comprehensive loss, net of tax	—	—	—	(1,830)	—	(1,830)
Stock-based compensation and dividends, net	2	6,714	—	—	—	6,716
Employee stock purchase plan	—	1,929	—	—	—	1,929
Shares surrendered for tax withholdings on equity awards	—	(25,818)	—	—	—	(25,818)
Cash dividends declared ($0.04 per share)	—	—	(15,992)	—	—	(15,992)
Balance at February 28, 2021	$400	$609,068	$1,240,792	$(443,276)	$—	$1,406,984

	Three Months Ended February 23, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557
Net income	—	—	152,689	—	—	152,689
Other comprehensive income, net of tax	—	—	—	6,696	—	6,696
Stock-based compensation and dividends, net	5	17,530	—	—	—	17,535
Employee stock purchase plan	—	2,030	—	—	—	2,030
Repurchase of common stock	—	—	(37,071)	—	—	(37,071)
Shares surrendered for tax withholdings on equity awards	—	(75,243)	—	—	—	(75,243)
Changes in ownership of noncontrolling interest	—	—	(8,672)	—	(8,026)	(16,698)
Cumulative effect of the adoption of new accounting standards	—	—	59,708	(54,444)	—	5,264
Cash dividends declared ($0.08 per share)	—	—	(31,930)	—	—	(31,930)
Balance at February 23, 2020	$399	$601,976	$1,445,188	$(452,734)	$—	$1,594,829

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$142,504	$152,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,469	35,974
Stock-based compensation	6,716	17,535
Benefit from deferred income taxes	(18,786)	(15,818)
Other, net	6,725	5,270
Change in operating assets and liabilities, net of effect of acquisition:
Trade receivables	(56,674)	67,767
Inventories	(13,901)	41,247
Accounts payable	45,038	(59,757)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(13,885)	(40,527)
Other current and non-current assets	(36,137)	(28,083)
Other current and long-term liabilities	(27,589)	21,586
Net cash provided by operating activities	69,480	197,883
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,986)	(44,424)
Payments for business acquisition	—	(52,201)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	78	(19,326)
Payments to acquire short-term investments	(30,915)	(30,121)
Proceeds from sale, maturity and collection of short-term investments	32,930	26,791
Net cash used for investing activities	(34,893)	(119,281)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	—
Other short-term borrowings, net	(9,622)	12,021
Payment of debt issuance and refinancing costs	(10,114)	—
Proceeds from issuance of common stock and employee stock purchase	1,929	2,030
Repurchase of common stock	—	(30,074)
Repurchase of shares surrendered for tax withholdings on equity awards	(25,818)	(75,242)
Payments to noncontrolling interests	—	(14,825)
Dividend to stockholders	(15,992)	(31,930)
Other financing, net	(715)	—
Net cash provided by (used for) financing activities	439,668	(138,020)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,191	(1,270)
Net increase (decrease) in cash and cash equivalents and restricted cash	476,446	(60,688)
Beginning cash and cash equivalents, and restricted cash	1,497,648	934,753
Ending cash and cash equivalents, and restricted cash	1,974,094	874,065
Less: Ending restricted cash	(492)	(501)
Ending cash and cash equivalents	$1,973,602	$873,564

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$19,201	$12,089
Realized (gain) loss on foreign currency contracts not yet settled at end of period	—	(17,338)
Repurchase of common stock not yet settled at end of period	—	6,997
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$846	$818
Cash paid for income taxes during the period, net of refunds	9,991	19,636

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021
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
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 29, 2020, included in the Company's 2020 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three months ended February 28, 2021 may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2021.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2021 and 2020 consists of 13 weeks, with the exception of the fourth quarter of 2020, which consisted of 14 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Impact of COVID-19 on the Business
In fiscal year 2020, the COVID-19 pandemic materially impacted the Company's business and results of operations. In the first quarter of fiscal year 2020, the impact of the COVID-19 pandemic was minimal, as temporary store closures were primarily within China. During the second quarter of fiscal year 2020, the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. As a result, substantially all company-operated stores and third-party retail locations were temporarily closed, and $242.0 million in incremental charges were recognized, primarily consisting of $67.4 million of restructuring charges, COVID-19 related inventory costs of $86.6 million, and charges for customer receivables, asset impairments and other related charges of $88.0 million.
During the second half of fiscal year 2020, as global management of the COVID-19 pandemic evolved and government restrictions were removed or lightened, company-operated and third-party retail locations reopened and substantially all stores were open by the end of the third quarter. In the fourth quarter of fiscal year 2020, a global resurgence in COVID-19 cases led to the temporary closure of some of the Company's stores, yet overall operations improved from when initial estimates were made, resulting in the reduction to some of the inventory and receivable related charges initially recognized in the second quarter. In the fourth quarter, the Company recognized additional restructuring charges as a result of the continuation of the restructuring initiative. As a result, $250.0 million in total charges were recognized during fiscal year 2020, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million.
The COVID-19 pandemic continued to impact the Company's business in the first quarter of 2021, primarily through reduced traffic and closures of company-operated and third-party retail locations for portions of the quarter in certain markets, including approximately one-third of the Company's store network in Europe. As of the end of the first quarter of fiscal 2021, approximately 85% of company-operated stores were open for either in-store or curbside service.
The Company assessed the impacts of the pandemic on the estimates and assumptions used in preparing these

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

consolidated financial statements. The estimates and assumptions used in these assessments were based on management’s judgment and may be subject to change as new events occur and additional information is obtained. In particular, significant uncertainty remains about the duration and extent of the impact of the COVID-19 pandemic and its resulting impact on global economic conditions. If economic conditions caused by the pandemic do not recover as currently estimated by management, the Company’s financial condition, cash flows and results of operations may be further materially impacted. See below for areas that required judgments and estimates as a result of COVID-19.
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
The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and a charge for estimated adverse purchase commitments was recorded in fiscal year 2020. During the first quarter of fiscal 2021, the Company recorded a net reduction of $6.5 million in its charge for inventory purchase commitments based on updated demand and actual claims received from suppliers. As of February 28, 2021 and November 29, 2020, adverse purchase commitments of $16.6 million and $25.5 million, respectively, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $13.9 million and $14.7 million as of February 28, 2021 and November 29, 2020, respectively.
Long-Lived Assets
The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Expected future cash flows decreased due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends. As a result, the Company recorded $3.1 million in impairment charges in the three-month period ended February 28, 2021 related to the impairment of certain store right-of-use and other store assets. No impairment charges were recorded in the three-month period ended February 23, 2020.
Property, plant and equipment, net includes accumulated depreciation of $1.1 billion and $1.1 billion as of February 28, 2021 and November 29, 2020, respectively.
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
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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
Share Repurchases
In January 2020, the Company's Board of Directors (the "Board") approved a share repurchase program that authorizes the repurchase of up to $100.0 million of the Company's Class A common stock. During the three months ended February 23, 2020, 1.9 million shares were repurchased for $37.0 million, plus broker's commissions, in the open market.
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
Reclassification
Certain insignificant amounts on the consolidated statements of cash flow have been conformed to the February 28, 2021 presentation.
Changes in Accounting Principles
•In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The Company adopted this standard in the first quarter of fiscal 2021. The adoption of this standard did not have an impact on the Company's consolidated financial statements and related disclosures.
•In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The Company adopted this standard in the first quarter of fiscal 2021 on a prospective basis. The adoption of this standard did not have an impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2020 Annual Report on Form 10-K, except for the following:

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

First Quarter 2023
•In March 2020 and January 2021, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform: Scope, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures, if adopted.
NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	February 28, 2021	November 29, 2020

	(Dollars in thousands)

Raw materials	$4,541	$3,882
Work-in-progress	4,117	4,725
Finished goods	826,699	809,085
Total inventories	$835,357	$817,692

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 28, 2021			November 29, 2020
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$73,645	$73,645	$—	$71,184	$71,184	$—
Short-term investments in marketable securities	94,273		94,273	96,531	—	96,531
Derivative instruments(3)	4,872	—	4,872	4,904	—	4,904
Total	$172,790	$73,645	$99,145	$172,619	$71,184	$101,435
Financial liabilities carried at fair value
Derivative instruments(3)	17,467	—	17,467	10,735	—	10,735
Total	$17,467	$—	$17,467	$10,735	$—	$10,735
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
(3)The Company’s cash flow hedges are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Refer to Note 4 for more information.
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 28, 2021		November 29, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)(2)	$1,003,271	$1,024,236	$990,280	$1,016,169
3.375% senior notes due 2027(1)	581,579	601,627	564,312	583,227
3.50% senior notes due 2031(1)	493,170	494,401	—	—
Short-term borrowings	8,081	8,081	17,648	17,648
Total	$2,086,101	$2,128,345	$1,572,240	$1,617,044
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
(2)Subsequent to quarter end, on March 4, 2021, the Company used the proceeds from the 3.50% senior notes due 2031 plus cash on hand to redeem $800.0 million of the 5.00% senior notes due 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive income.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

As of February 28, 2021, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $617.2 million were contracts to buy and $369.6 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2022.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	February 28, 2021			November 29, 2020
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$3,390	$—	$3,390	$1,489	$—	$1,489
Foreign exchange risk cash flow hedges(2)	—	(12,307)	(12,307)	—	(5,036)	(5,036)
Total	$3,390	$(12,307)		$1,489	$(5,036)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$4,872	$(3,390)	$1,482	$4,902	$(1,487)	$3,415
Forward foreign exchange contracts(2)	12,306	(17,466)	(5,160)	5,035	(10,734)	(5,699)
Total	$17,178	$(20,856)		$9,937	$(12,221)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(578,028)		$—	$(565,820)
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

	February 28, 2021			November 29, 2020
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$20,570	$(6,671)	$13,899	$11,426	$(6,578)	$4,848
Financial liabilities	(33,165)	6,671	(26,494)	(17,257)	6,578	(10,679)
Total			$(12,595)			$(5,831)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of February 28, 2021	As of November 29, 2020	Three Months Ended
			February 28, 2021	February 23, 2020

	(Dollars in thousands)
Foreign exchange risk contracts	$(17,002)	$(11,896)	$(1,878)	$3,065
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—
Euro-denominated senior notes	(90,944)	(78,736)	—	—
Cumulative income taxes	34,243	31,350	—	—
Total	$(88,877)	$(74,456)
_____________
(1)Amounts reclassified from AOCI were classified as net revenues and cost of goods sold on the consolidated statements of income.
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCI and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the three months ended February 28, 2021. Within the next 12 months, a $19.3 million loss from cash flow hedges is expected to be reclassified from AOCI into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$943	$(1,245)
Cost of goods sold	$(2,821)	$4,310
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other income, net" in the Company's consolidated statements of income:

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands)
Realized gain (loss)	$1,749	$(3,433)
Unrealized (loss) gain	(1,382)	1,712
Total	$367	$(1,721)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	February 28, 2021	November 29, 2020

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$62,747	$80,272
Accrued interest payable	26,367	8,235
Accrued rent	23,956	22,045
Fabric liabilities	16,580	25,493
Fair value derivatives	17,466	10,390
Taxes other than income taxes payable	32,129	34,555
Other	238,076	296,011
Total other accrued liabilities	$417,321	$477,001
NOTE 6: DEBT
The following table presents the Company's debt:

	February 28, 2021	November 29, 2020

	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025(1)	$197,321	$986,252
3.375% senior notes due 2027	572,796	560,448
3.50% senior notes due 2031	492,587	—
Total long-term debt	$1,262,704	$1,546,700
Short-term debt
Short-term borrowings	8,059	17,631
Current maturities of long-term debt(1)	789,283	—
Total short-term and current maturities of long-term debt	$797,342	$17,631
Total long-term and short-term debt	$2,060,046	$1,564,331
_____________
(1)On March 4, 2021, the Company redeemed $800.0 million of the 5.00% senior notes due 2025, which were called for redemption on February 2, 2021.

Issuance of Senior Notes due 2031 and Redemption of Senior Notes Due 2025
On February 19, 2021, the Company issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2031 (the "Senior Notes due 2031") to qualified institutional buyers and to purchasers outside the United States. Subsequent to quarter end, on March 4, 2021, the Company used the proceeds plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025. In the second quarter of 2021, a net loss on the early extinguishment of debt of approximately $30 million will be recorded and will include approximately $20 million of call premium on the retired debt.
Principal, interest, and maturity. The Senior Notes due 2031 are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt and will mature on March 1, 2031. Interest on the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2021. The Company may redeem some or all of the Senior Notes due 2031 prior to March 1, 2026, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to March 1, 2024, the Company may redeem up to a maximum of 40% of the aggregate principal amount of the Senior Notes due 2031 with the proceeds of certain equity offerings at a redemption price of 103.5% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs of $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. As of February 28, 2021, the Company was in compliance with these covenants.
Senior Revolving Credit Facility
In January 2021, the Company amended its senior secured revolving credit facility (the "Credit Facility"). The Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of January 5, 2021 (the "Credit Agreement Amendment"), leaves the material terms of the Second Amended and Restated Agreement substantially unchanged, with the exception that (i) the letter of credit limit was reduced from $350.0 million to $150.0 million, and (ii) the maturity date was extended to January 5, 2026. The guarantees and security interest grants, covenants, events of default of the Second Amended and Restated Credit Agreement, have not been materially changed as a result of the Credit Agreement Amendment. Costs of $3.4 million associated with Credit Agreement Amendment, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the agreement.
The Company's unused availability under the Credit Facility was $689.1 million at February 28, 2021, as the Company's total availability of $719.9 million was reduced by $30.8 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 28, 2021 was 4.55%, as compared to 4.88%, during the same period of 2020.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 7: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands)
Net periodic benefit (income) cost:
Pension benefits	$(616)	$1,704
Postretirement benefits	332	509
Net periodic benefit (income) cost	$(284)	$2,213

NOTE 8: RESTRUCTURING
In April 2020, the Company announced and began to implement a restructuring initiative designed to reduce costs, streamline operations and support agility. The Company expects that the majority of the actions related to the restructuring initiative will be implemented through to the end of fiscal year 2021, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline operations.
For the three-month period ended February 28, 2021, the Company recognized a net reduction in restructuring charges of $0.8 million, which are recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income. The charges primarily include revisions to initial estimates of employee-related severance benefits, originally based on separation benefits provided by Company policy or statutory benefit plans. The Company estimates that it will incur future additional charges related to this restructuring initiative.
The following table summarizes the activities associated with restructuring liabilities for the three months ended February 28, 2021. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations. As of February 28, 2021, $45.3 million and $3.1 million were classified as "Restructuring liabilities" and "Other long-term liabilities", respectively, within the Company's consolidated balance sheets.

	Three Months Ended February 28, 2021
	Liabilities	Net Charges (Reversals)	Payments	Foreign Currency Fluctuations	Liabilities
	November 29, 2020				February 28, 2021

	(Dollars in thousands)
Severance and employee-related benefits	$60,604	$(810)	$(12,091)	$331	$48,034
Other	417	33	(51)	7	406
Total	$61,021	$(777)	$(12,142)	$338	$48,440

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 9: COMMITMENTS AND CONTINGENCIES
Forward Foreign Exchange Contracts
The Company uses cash flow hedge derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. See Note 4 for additional information.
Other Contingencies
Litigation. In the ordinary course of business, the Company has various claims, complaints and pending cases, including contractual matters, facility and employee-related matters, distribution matters, product liability matters, intellectual property matters, bankruptcy preference matters, and tax and administrative matters. The Company establishes loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of February 28, 2021, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of these pending claims, complaints and legal proceedings will have a material impact on its financial condition, results of operations or cash flows.
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its operating regions and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. The Company does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and incremental liabilities for the estimated adverse purchase commitments were recorded beginning in the second quarter of fiscal 2020. As of February 28, 2021, adverse purchase commitments of $16.6 million, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.
NOTE 10: DIVIDEND
Dividends are declared at the discretion of the Board. In January 2021, the Company declared a cash dividend of $0.04 per share to holders of record of its Class A and Class B common stock at close of business on February 10, 2021. The dividend was paid during the three months ended February 28, 2021 in the total amount of $16.0 million.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, the Board declared a cash dividend of $0.06 per share to holders of record of its Class A and Class B common stock at the close of business on May 7, 2021, for a total quarterly dividend of approximately $24 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	February 28, 2021	November 29, 2020	February 23, 2020

	(Dollars in thousands)
Pension and postretirement benefits	$(219,864)	$(222,345)	$(265,433)
Derivative instruments	(88,877)	(74,456)	(20,823)
Foreign currency translation losses	(149,333)	(158,641)	(174,810)
Unrealized gains on marketable securities	14,798	13,996	8,332
Accumulated other comprehensive loss	$(443,276)	$(441,446)	$(452,734)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. Refer to Note 4 and Note 7 for additional information.
NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended February 28, 2021(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$439,292	$281,631	$117,836	$838,759
Direct-to-consumer	201,980	147,395	117,468	466,843
Total net revenues	$641,272	$429,026	$235,304	$1,305,602
_____________
(1)For the three months ended February 28, 2021, net revenues were adversely impacted by the COVID-19 pandemic, as approximately 15% of the Company's owned and operated retail stores remained closed at quarter end. See Note 1 for more information.

	Three Months Ended February 23, 2020(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$460,866	$276,955	$138,503	$876,324
Direct-to-consumer	284,714	235,988	109,100	629,802
Total net revenues	$745,580	$512,943	$247,603	$1,506,126
_____________
(1)For the quarter ended February 23, 2020, the impact of the COVID-19 pandemic was minimal, as temporary store closures were primarily within China. See Note 1 for more information.
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of February 28, 2021 and November 29, 2020

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 13: OTHER INCOME, NET
The following table summarizes significant components of "Other income, net":

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands)
Foreign exchange management gains (losses)	$367	$(1,721)
Foreign currency transaction (losses) gains	(3,235)	694
Interest income	708	4,211
Investment income	1,964	741
Other, net	1,054	(1,225)
Total other income, net	$858	$2,700
NOTE 14: INCOME TAXES
The effective income tax rate was 7.9% for the three months ended February 28, 2021, compared to 7.4% for the same prior-year period. The increase in the effective tax rate in the quarter was primarily driven by a lower tax benefit attributable to employees exercising stock-based equity awards, offset by an increased benefit from foreign-derived intangible income in the current year and more valuation allowance charges in the prior year.
NOTE 15: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$142,504	$152,689
Denominator:
Weighted-average common shares outstanding - basic	399,541,735	396,216,057
Dilutive effect of stock awards	12,331,036	13,852,316
Weighted-average common shares outstanding - diluted	411,872,771	410,068,373
Earnings per common share attributable to common stockholders:
Basic	$0.36	$0.39
Diluted	$0.35	$0.37
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	989,627	787,917
NOTE 16: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, and Marc Rosen, Executive Vice President and President of Levi Strauss Americas, are members of the Board of Directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three months ended February 28, 2021, the Company donated $2.4 million to the Levi Strauss Foundation as compared to $8.7 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

NOTE 17: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three regional segments: the Americas, Europe and Asia. The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the regional segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended
	February 28, 2021(1)	February 23, 2020(1)

	(Dollars in thousands)
Net revenues:
Americas	$641,272	$745,580
Europe	429,026	512,943
Asia	235,304	247,603
Total net revenues	$1,305,602	$1,506,126
Operating income:
Americas	$130,697	$124,039
Europe	111,122	132,436
Asia	29,299	32,668
Regional operating income	271,118	289,143
Corporate expenses	93,995	110,361
Total operating income	177,123	178,782
Interest expense	(23,310)	(16,654)
Other income, net	858	2,700
Income before income taxes	$154,671	$164,828
_____________
(1)For the quarter ended February 28, 2021, net revenues were adversely impacted by the COVID-19 pandemic, as approximately 15% of the Company's owned and operated retail stores remained closed at quarter end. For the quarter ended February 23, 2020, the impact of the COVID-19 pandemic was minimal, as temporary store closures were primarily within China. See Note 1 for more information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 29, 2020, filed with the Securities and Exchange Commission on January 27, 2021. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. See "-Financial Information Presentation."
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of February 28, 2021, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of February 28, 2021, we had 1,031 company-operated stores located in 36 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners. Due to the continued sporadic outbreaks in COVID-19 cases, approximately 15% of our owned and operated retail stores were temporarily closed as of the beginning of the quarter, and remained closed throughout the quarter. See "Impact of COVID-19 on our Business" below.

Our Europe and Asia businesses, collectively, contributed 51% of our net revenues and 52% of our regional operating income in the first three months of 2021, as compared to 50% of our net revenues and 57% of our regional operating income in the same period in 2020. Sales of Levi’s® brand products represented 89% and 88% of our total net sales in the first three months of 2021 and 2020, respectively.
Our wholesale channel generated 64% and 58% of our net revenues in the first three months of 2021 and 2020, respectively. Our DTC channel generated 36% and 42% of our net revenues in the first three months of 2021 and 2020, respectively, with sales through our company operated e-commerce sites representing 27% and 16% of DTC channel net revenues in the first three months of 2021 and 2020, and 10% and 7% of total net revenues in the first three months of 2021 and 2020, respectively. Our global digital business, which includes our e-commerce site as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only wholesalers) grew to represent approximately 26% of our total net revenues in the first quarter of fiscal 2021, versus approximately 16% of our net revenues in the first quarter of fiscal 2020.
Impact of COVID-19 on Our Business
In fiscal year 2020, the COVID-19 pandemic materially impacted our business and results of operations. In the first quarter of fiscal year 2020, the initial impact of the COVID-19 pandemic was minimal, as temporary store closures were primarily within China. During the second quarter of fiscal year 2020, the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. As a result, substantially all company-operated stores and third-party retail locations were temporarily closed, and $242.0 million in incremental charges were recognized, primarily consisting of $67.4 million of restructuring charges, COVID-19 related inventory costs of $86.6 million, and charges for customer receivables, asset impairments and other related charges of $88.0 million.
During the second half of fiscal year 2020, as global management of the COVID-19 pandemic evolved and government restrictions were removed or lightened, company-operated and third-party retail locations reopened and substantially all stores were open by the end of the third quarter. In the fourth quarter of fiscal year 2020, a global resurgence in COVID-19 cases led to the temporary closure of some of our stores, yet our overall operations improved from when initial estimates were made resulting in the reduction to some of the inventory and receivable related charges initially recognized in the second quarter. In the fourth quarter, we recognized additional restructuring charges as a result of the continuation of our restructuring initiative. As a result, $250.0 million in total charges were recognized during fiscal year 2020, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million.
The COVID-19 pandemic continued to impact our business in the first quarter of 2021, primarily through reduced traffic and closures of company-operated and third-party retail locations for portions of the quarter in certain markets, including approximately one-third of our store network in Europe. As of the end of the first quarter of fiscal 2021, approximately 85% of company-operated stores were open for either in-store or curbside service.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. During fiscal year 2020, we closed many of our corporate offices and other facilities, and implemented a work from home policy for many of our corporate employees that, in most cases, we are still continuing to follow. As we have reopened our company-operated retail stores, we have followed internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, including frequent cleaning in our stores and limiting the number of shoppers as necessary to allow for social distancing.
While many retail stores have reopened and government restrictions have in many locations been removed or lightened, the future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted, including as a result of:
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
2020 Restructuring Initiative
In April 2020, we announced and began to implement a restructuring initiative designed to reduce costs, streamline operations and support agility. The restructuring initiative is expected to continue to be implemented through to the end of fiscal year 2021, with a focus on redesigning business processes and identifying opportunities to reduce costs, increase efficiencies and further streamline operations.
The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the three-month period ended February 28, 2021, we recognized a net reduction in restructuring charges of $0.8 million, which were recorded in selling, general and administrative expenses ("SG&A") in our consolidated statements of income. Within the consolidated balance sheets as of February 28, 2021, we had $45.3 million and $3.1 million in restructuring liabilities and other long-term liabilities, respectively. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. During the three-month period ended February 28, 2021, $12.1 million in payments were made and cash payments for charges recognized to date are expected to continue through 2021. We expect that we will incur future additional charges related to this restructuring initiative.
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
Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations for the three-month period ended February 28, 2021 and February 23, 2020; however, our business could be affected by inflation in the future which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.
Our First Quarter 2021 Results

•Net revenues. Consolidated net revenues decreased 13.3% on a reported basis and 15.6% on a constant-currency basis compared to the first quarter of fiscal 2020. The decrease was driven by the adverse impacts of the COVID-19 pandemic, which included reduced traffic and the varying closure of company-operated and third-party retail locations in certain markets. Additionally, fiscal 2021 did not include the benefit of a Black Friday as compared to the first quarter of fiscal 2020.
•Operating income. Compared to the first quarter of 2020, consolidated operating income was essentially flat with a decrease of 1% and operating margin increased to 13.6% as lower net revenues, a result of the continued adverse impact of COVID-19, were more than offset by higher gross margin and lower SG&A expenses primarily reflecting the cost-reduction initiatives started in the second quarter of fiscal year 2020.
•Net income. Compared to the first quarter of 2020, net income decreased to $142.5 million from $152.7 million, due to higher interest expense from the issuance of the additional $500.0 million in senior notes during the quarter.
•Adjusted EBIT. Compared to the first quarter of 2020, adjusted EBIT decreased 8% to $174.0 million from $189.3 million, as a result of the continued adverse impacts of the COVID-19 pandemic, mostly offset by higher adjusted gross margin and lower SG&A expenses. Adjusted EBIT margin was 13.3%, 70 basis points higher than the first quarter of 2020 on a reported basis and 30 basis points higher on a constant-currency basis.
•Adjusted Net Income. Compared to the first quarter of 2020, adjusted net income decreased to $140.3 million from $162.4 million, due to higher interest expense from the issuance of the additional $500.0 million in senior notes during the quarter.
•Diluted earnings per share. Compared to the first quarter of 2020, diluted earnings per share decreased from $0.37 to $0.35 due to the decrease in net income described above.
•Adjusted diluted earnings per share. Compared to the first quarter of 2020, adjusted diluted earnings per share decreased from $0.40 to $0.34, primarily due to the decrease in adjusted net income described above.
Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters. Each quarter of fiscal years 2021 and 2020 consists of 13 weeks, with the exception of the fourth quarter of 2020, which consisted of 14 weeks.
Due to the uncertainty surrounding the continued impact of the COVID-19 pandemic, our results of operations for the three-month period ended February 28, 2021 and February 23, 2020 are not necessarily indicative of those for a full fiscal year.

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

Results of Operations for Three Months Ended February 28, 2021, as Compared to Comparable Period in 2020
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)	February 28, 2021	February 23, 2020
				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,305.6	$1,506.1	(13.3)%	100.0%	100.0%
Cost of goods sold	545.6	666.8	(18.2)%	41.8%	44.3%
Gross profit	760.0	839.3	(9.4)%	58.2%	55.7%
Selling, general and administrative expenses	582.9	660.5	(11.7)%	44.6%	43.9%
Operating income	177.1	178.8	(1.0)%	13.6%	11.9%
Interest expense	(23.3)	(16.7)	39.5%	(1.8)%	(1.1)%
Other income, net	0.9	2.7	(66.7)%	0.1%	0.2%
Income before income taxes	154.7	164.8	(6.1)%	11.8%	10.9%
Income tax expense	12.2	12.1	0.8%	0.9%	0.8%
Net income	$142.5	$152.7	(6.7)%	10.9%	10.1%
Earnings per common share attributable to common stockholders:
Basic	$0.36	$0.39	(7.7)%	*	*
Diluted	$0.35	$0.37	(5.4)%	*	*
Weighted-average common shares outstanding:
Basic	399.5	396.2	0.8%	*	*
Diluted	411.9	410.1	0.4%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 28, 2021	February 23, 2020	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Americas	$641.3	$745.6	(14.0)%	(13.4)%
Europe	429.0	512.9	(16.4)%	(22.3)%
Asia	235.3	247.6	(5.0)%	(7.7)%
Total net revenues	$1,305.6	$1,506.1	(13.3)%	(15.6)%

Total net revenues decreased on both a reported and constant-currency basis for the three-month period ended February 28, 2021, as compared to the same period in 2020.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region decreased for the three-month period ended February 28, 2021, with currency translation affecting net revenues unfavorably by approximately $5 million.
The decrease in net revenues for the three-month period ended February 28, 2021 was primarily driven by the continued adverse impact of the COVID-19 pandemic which led to lower revenues across both our DTC and wholesale channels, as well as the inclusion of non-comparable Black Friday week results in the prior year.
The decrease in our DTC channel revenue was due to decreased revenue in our company-operated stores as they continued to operate under reduced hours and occupancy levels, including limited temporary store closures as a result of the COVID-19 pandemic as well as the inclusion of Black Friday results in the prior year period. The decrease in net revenues was partially offset by an increase in our e-commerce revenue as a result of higher conversion. At the beginning of the quarter, approximately 94% of our company-operated stores in the region were open and as of February 28, 2021, approximately 99% of our company-operated stores in the region were open and our store network had 13 more stores in operation versus the first quarter of 2020.
The decrease in our wholesale channel revenue was primarily within our international markets due to reduced traffic and temporary closures of third-party retail locations due to the continued adverse impact of the COVID-19 pandemic. The decrease in revenues was partially offset by growth of Levi's® and Signature products within U.S. wholesale, mainly due to increases in products sold to traditional and digital wholesale customers, either through their retail locations, or e-commerce sites.
Europe.    Net revenues in Europe decreased on both a reported and constant-currency basis for the three-month period ended February 28, 2021, with currency translation affecting net revenues favorably by approximately $39 million.
Net revenues decreased for the three-month period ended February 28, 2021 driven by lower revenue across both channels as a result of the continued adverse impact of COVID-19. The decrease in our DTC channel revenue was due to the impact of the temporary closures as well as lower traffic in our open stores as they continued to operate under reduced hours and occupancy levels. E-commerce revenue had strong growth during the quarter as a result of higher conversion and increased dollars spent per order. At the beginning of the quarter, approximately 67% of our company-operated stores in the region were open and as of February 28, 2021, approximately 57% of our company-operated stores in the region were open and our store network had 22 more stores in operation versus the end of the first quarter of 2020.
The decrease in our wholesale channel revenue was due to the temporary closure of our wholesale customers' retail locations as partial and full lockdowns continued to impact various markets throughout the quarter, which was partially offset by significant growth in shipments to our digital wholesale customers.
Asia.    Net revenues in Asia decreased on both a reported and constant-currency basis for the three-month period ended February 28, 2021, with currency affecting net revenues favorably by approximately $7 million.
The decrease in net revenues for the three-month period ended February 28, 2021 was driven by a decline in wholesale channel revenue, partially offset with an increase in DTC channel revenue. The decline in wholesale revenue was due to the continued adverse impact from the COVID-19 pandemic as partial and full government imposed lockdowns continued to impact our wholesale customer retail locations across the region, partially offset with strong growth in shipments to our wholesale customers in support of online sales through their e-commerce sites. The growth in DTC revenue is driven by higher e-commerce revenue as a result of increased traffic to our site, partially offset by a decline in company-operated store revenue as certain markets continued to be impacted by reduced store hours and occupancy levels as a result of the COVID-19 pandemic. Approximately 99% of our company-operated stores in the region were open at the beginning of the quarter and as of February 28, 2021, and our store network had 19 more stores in operation versus the first quarter of 2020.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,305.6	$1,506.1	(13.3)%
Cost of goods sold	545.6	666.8	(18.2)%
Gross profit	$760.0	$839.3	(9.4)%
Gross margin	58.2%	55.7%

Currency translation favorably impacted gross profit by approximately $27 million for the three-month period ended February 28, 2021, respectively.
For the three-month period ended February 28, 2021, the increase in gross margin was primarily due to favorable product mix within wholesale, price increases, lower promotions and $7.2 million of reductions in COVID-19 related inventory charges, largely due to reductions in our estimate of adverse fabric purchase commitments, partially offset with a lower proportion of sales in our DTC channel, which has higher margins.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)	February 28, 2021	February 23, 2020
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$275.4	$307.7	(10.5)%	21.1%	20.4%
Advertising and promotion	63.3	89.1	(29.0)%	4.8%	5.9%
Administration	105.3	115.7	(9.0)%	8.1%	7.7%
Other	135.8	148.0	(8.2)%	10.4%	9.8%
COVID-19 related charges	3.1	—	—	0.2%	—
Total SG&A	$582.9	$660.5	(11.7)%	44.6%	43.9%

Currency translation impacted SG&A unfavorably by approximately $14 million for the three-month period ended February 28, 2021.
Selling.   Currency translation impacted selling expenses unfavorably by approximately $8 million for the three-month period ended February 28, 2021. For the three-month period ended February 28, 2021, lower selling expenses primarily reflected lower sales volume as well as lower costs due to the cost-savings actions initiated in the second quarter of fiscal year 2020 in response to COVID-19.
Advertising and promotion. Currency translation impacted advertising and promotion expenses unfavorably by approximately $2 million for the three-month period ended February 28, 2021. The decrease in advertising and promotion expenses for the three-month period ended February 28, 2021 is due to our continued focus on cost savings in response to COVID-19 in the channels most affected by the economic shutdown.

Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses unfavorably by approximately $2 million for the three-month period ended February 28, 2021. The decrease in administration costs for the three-month period ended February 28, 2021 is due to the cost-savings actions initiated in the second quarter of fiscal year 2020 in response to COVID-19.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted other costs unfavorably by approximately $2 million for the three-month period ended February 28, 2021. For the three-month period ended February 28, 2021 the decrease in other costs was primarily due to lower marketing organization costs driven from the cost-savings actions initiated in the second quarter of fiscal year 2020 in response to COVID-19 as well as from lower distribution expenses attributable to reduced sales volume.
COVID-19 related charges.   COVID-19 related charges consist of incremental charges as a result of COVID-19 related business disruptions, including asset impairment and other charges. During the three-month period ended February 28, 2021, we recognized the impairment of operating lease right-of-use assets and property and equipment related to certain retail locations, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic.
Operating income
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)	February 28, 2021		February 23, 2020
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Americas	$130.7	$124.0	5.4%	20.4%		16.6%
Europe	111.1	132.4	(16.1)%	25.9%		25.8%
Asia	29.3	32.7	(10.4)%	12.5%		13.2%
Total regional operating income	271.1	289.1	(6.2)%	20.8%	*	19.2%	*
Corporate expenses	94.0	110.3	(14.8)%	7.2%	*	7.3%	*
Total operating income	$177.1	$178.8	(1.0)%	13.6%	*	11.9%	*
Operating margin	13.6%	11.9%
______________
 * Percentage of consolidated net revenues
Currency translation favorably affected total operating income by approximately $13 million for the three-month period ended February 28, 2021.
Regional operating income.
•Americas. Currency translation did not have a significant impact for the three-month period ended February 28, 2021. The increase in operating income for the three-month period ended February 28, 2021 was due to lower SG&A expenses primarily reflecting the cost-reduction initiatives started in the second quarter of fiscal year 2020 and lower variable expenses associated with lower revenues. These savings were partially offset by lower net revenues as the COVID-19 pandemic continued to adversely impact the region during the quarter.
•Europe. Currency translation had a favorable impact of approximately $13 million for the three-month period ended February 28, 2021. The decrease in operating income for the three-month period ended February 28, 2021 was due to lower net revenues as a result of the continued adverse impact of COVID-19 partially offset by lower SG&A expenses primarily reflecting the cost-reduction initiatives started in the second quarter of fiscal year 2020 and lower variable expenses associated with lower revenues.
•Asia. Currency translation did not have a significant impact for the three-month period ended February 28, 2021. The decrease in operating income for the three-month period ended February 28, 2021 was primarily due to lower net revenues as a result of the continued adverse impact of COVID-19 partially offset by lower SG&A expenses primarily reflecting the cost-reduction initiatives started in the second quarter of fiscal year 2020.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 related inventory costs which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 28, 2021.
The decrease in corporate expenses for the three-month period ended February 28, 2021 was primarily due to the recognition of foreign currency transaction gains related to our global sourcing organizations procurement of inventory on behalf of our foreign subsidiaries as well as $7.2 million in reductions in COVID-19 related inventory charges, primarily related to lower adverse fabric purchase commitments. These decreases were partially offset by the recognition of $3.1 million in asset impairments.
Interest expense
Interest expense was $23.3 million for the three-month period ended February 28, 2021, as compared to $16.7 million for the comparable prior-year period. The increase in interest expense was primarily related to the issuance of additional senior notes. Subsequent to quarter end, on March 4, 2021, we used the proceeds from the newly issued 3.50% Senior Notes due 2031 plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025.
Our weighted-average interest rate on average borrowings outstanding during the three-month period February 28, 2021 was 4.55%, as compared to 4.88% during the comparable period in 2020.
Other income, net
For the three-month period ended February 28, 2021, we recorded income of $0.9 million, as compared to income of $2.7 million for the same prior-year period. The decrease in other income, net, was primarily driven by lower interest income generated from money market funds and short-term investments compared to the prior year.
Income tax expense
The effective income tax rate was 7.9% for the three months ended February 28, 2021, compared to 7.4% for the same prior-year period. The increase in the effective tax rate in the quarter was primarily driven by a lower tax benefit attributable to employees exercising stock-based equity awards, offset by an increased benefit from foreign-derived intangible income in the current year and more valuation allowance charges compared in the prior year.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of February 28, 2021, we had cash and cash equivalents totaling approximately $2.0 billion, short-term investments of $94.3 million and unused availability under our credit facility of $689.1 million, resulting in a total liquidity position of approximately $2.8 billion.
We continue to actively manage the impacts of COVID-19 on our operations and liquidity and make cash management a priority. Through our restructuring actions as well as through negotiated vendor savings and reduced travel and other discretionary expenditures, we executed structural cost savings that will allow us to continue executing our strategies using our disciplined approach while also driving margin, cost productivity and working capital efficiencies. As part of our cash management strategies, we will continue to assess the payment of our dividends on a quarterly basis and plan to keep our share repurchase program on hold until further notice. In February 2021, we issued $500.0 million in aggregate principal amount of 3.50% Senior Notes due 2031. On March 4, 2021, subsequent to our quarter end, these proceeds plus cash on hand from the balance sheet were used to pay down $800.0 million of our higher interest senior notes due 2025, which will yield annual savings in interest. We will continue to evaluate our cash on hand and expect to pay down the remaining $200 million of these senior notes in fiscal year 2021, should business conditions improve.
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
We are party to the Second Amended and Restated Credit Agreement that provides for a senior secured revolving credit facility. The maximum availability under our credit facility is $850.0 million, of which $800.0 million is available to us for revolving loans in U.S. Dollars and $50.0 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars. This credit facility is an asset-based facility, in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada.
As of February 28, 2021, we did not have any borrowings under the credit facility, unused availability under the facility was $689.1 million, and our total availability of $719.9 million, based on collateral levels as defined by the agreement, was reduced by $30.8 million of other credit-related instruments.
As of February 28, 2021, we had cash and cash equivalents totaling approximately $2.0 billion and short-term investments of $94.3 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $2.8 billion.
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
Subsequent to quarter end, on March 4, 2021, we used the proceeds from the newly issued 3.50% Senior Notes due 2031 plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025.

In April 2021, the Board declared a cash dividend of $0.06 per share, which was $0.02 per share higher than the dividend declared in the prior quarter, to holders of record of its Class A and Class B common stock at the close of business on May 7, 2021, for a total quarterly dividend of approximately $24 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in millions)
Cash provided by operating activities	$69.5	$197.9
Cash used for investing activities	(34.9)	(119.3)
Cash provided by (used for) financing activities	439.7	(138.0)
Cash and cash equivalents at period end	1,973.6	873.6
Cash flows from operating activities
Cash provided by operating activities was $69.5 million for the three-month period ended February 28, 2021, as compared to $197.9 million for the comparable period in 2020. The decrease in cash provided by operating activities is primarily driven by lower sales in comparison to the same period of last year, partially offset by lower spending on inventory and employee incentives. Our cash flows from operations in the first quarter of fiscal year 2020 had not yet been materially impacted by the global pandemic.
Cash flows from investing activities
Cash used for investing activities was $34.9 million for the three-month period ended February 28, 2021, as compared to $119.3 million for the comparable period in 2020. The decrease in cash used for investing activities is primarily due to the prior year including payments for a business acquisition, as well as decreases in settlement of foreign currency contracts, capital expenditures, and higher net proceeds from short-term investments.
Cash flows from financing activities
Cash provided by financing activities was $439.7 million for the three-month period ended February 28, 2021, as compared to $138.0 million for the comparable period in 2020. Cash provided in 2021 primarily reflects proceeds from senior notes of $500.0 million, partially offset by payments of $25.8 million for withholding tax on cashless equity award exercises, payment of a $16.0 million cash dividend, and payments of $10.1 million for debt issuance and refinancing costs. Cash used in 2020 primarily reflects payments of $30.1 million for common stock repurchases, $75.2 million for withholding tax on cashless equity award exercises, payment of a $31.9 million cash dividend and payments of $14.8 million for noncontrolling interest buyback.
Indebtedness
As of February 28, 2021, our total debt of $2.1 billion was fixed-rate and unsecured, net of capitalized debt issuance costs and, after giving effect to the repayment of $800.0 million of our 5.00% Senior Notes due 2025 on March 4, 2021, aggregate debt principal payments of $1.3 billion remain, with payments starting in 2025. Short-term borrowings of $8.1 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 28, 2021.
Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three-month and twelve-month periods ended February 28, 2021 and the comparable periods in 2020, we define the following non-GAAP financial measures as follows:
•Adjusted gross profit, as gross profit excluding COVID-19 related inventory costs.

•Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;
•Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT, as net income (loss) excluding income tax (benefit) expense, interest expense, other (income) expense, net, underwriter commission paid on behalf of selling stockholders, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;
•Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;
•Adjusted net income, as net income excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, loss on early extinguishment of debt, COVID-19 related inventory costs and other charges, and restructuring and related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statement of income for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
•Adjusted net income margin as Adjusted net income as a percentage of net revenues; and
•Adjusted diluted earnings per share as Adjusted net income per weighted-average number of diluted common shares outstanding.
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
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other expense (income) net, which includes losses on early extinguishment of debt as well as realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
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

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$760.0	$839.3

Non-GAAP measure:
Gross profit	$760.0	$839.3
COVID-19 related inventory costs (1)	(7.2)	—
Adjusted gross profit	$752.8	$839.3
Adjusted gross margin	57.7%	55.7%
_____________
(1)Represents costs incurred in connection with COVID-19, including $7.2 million in reductions in COVID-19 related inventory charges recognized during the three-month period ended February 28, 2021, primarily due to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$582.9	$660.5

Non-GAAP measure:
Selling, general and administrative expenses	$582.9	$660.5
Impact of changes in fair value on cash-settled stock-based compensation	(0.9)	(4.9)
COVID-19 related charges(1)	(3.1)	—
Restructuring and restructuring related charges, severance and other, net(2)	(0.1)	(5.6)
Adjusted SG&A	$578.8	$650.0
_____________
(1)For the three-month period ended February 28, 2021, the $3.1 million in COVID-19 related charges is related to impairment of certain operating lease right-of-use assets and property and equipment related to certain retail locations, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic.
(2)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, initial acquisition and integration costs and amortization of acquired intangible assets.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Twelve Months Ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$142.5	$152.7	$(137.3)	$401.2

Non-GAAP measure:
Net income (loss)	$142.5	$152.7	$(137.3)	$401.2
Income tax expense (benefit)	12.2	12.1	(62.5)	59.4
Interest expense	23.3	16.7	88.8	65.4
Other (income) expense, net	(0.9)	(2.7)	24.2	(6.3)
Underwriter commission paid on behalf of selling stockholders	—	—	—	24.9
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.9	4.9	3.1	33.7
COVID-19 related inventory costs and other charges (2)	(4.1)	—	155.5	—
Restructuring and restructuring related charges, severance and other, net(3)	0.1	5.6	94.0	15.3
Adjusted EBIT	$174.0	$189.3	$165.8	$593.6
Depreciation and amortization(4)	35.2	34.7	137.1	130.0
Adjusted EBITDA	$209.2	$224.0	$302.9	$723.6
Adjusted EBIT margin	13.3%	12.6%
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month period ended February 28, 2021, the net reduction of $4.1 million in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental impairment costs in response to the global pandemic.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, initial acquisition and integration costs and amortization of acquired intangible assets.
(4)Depreciation and amortization amount net of amortization of acquired intangible assets included in Restructuring and related charges, severance and other, net.

Adjusted Net Income and Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in millions, except per share amounts)
	(Unaudited)
Most comparable GAAP measure:
Net income	$142.5	$152.7

Non-GAAP measure:
Net income	$142.5	$152.7
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.9	4.9
Loss on early extinguishment of debt	0.2	—
COVID-19 related inventory costs and other charges(2)	(4.1)	—
Restructuring and restructuring related charges, severance and other, net(3)	0.1	5.6
Tax impact of adjustments	0.7	(0.8)
Adjusted net income	$140.3	$162.4

Adjusted net income margin	10.7%	10.8%
Adjusted diluted earnings per share	$0.34	$0.40
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month period ended February 28, 2021, the net reduction of $4.1 million in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental impairment costs incurred in response to the global pandemic.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs, initial acquisition and integration costs and amortization of acquired intangible assets.

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

	February 28, 2021	November 29, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$2,060.0	$1,564.3

Non-GAAP measure:
Total debt, excluding capital leases	$2,060.0	$1,564.3
Cash and cash equivalents	(1,973.6)	(1,497.2)
Short-term investments in marketable securities	(94.3)	(96.5)
Net debt	$(7.9)	$(29.4)

The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	February 28, 2021	February 23, 2020

	(Dollars in millions)
	(Unaudited)
Total debt, excluding capital leases(1)	$2,060.0	$1,013.7
Last Twelve Months Adjusted EBITDA(2)	$302.9	$723.6
Leverage ratio	6.8	1.4
_____________
(1)Subsequent to quarter end, on March 4, 2021, proceeds from the 3.50% senior notes due 2031 plus cash on hand were used to redeem $800.0 million of the 5.00% senior notes due 2025.
(2)Last Twelve Months Adjusted EBITDA is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.

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

	Three Months Ended
	February 28, 2021	February 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$69.5	$197.9
Net cash used for investing activities	(34.9)	(119.3)
Cash provided by (used for) financing activities	439.7	(138.0)

Non-GAAP measure:
Net cash provided by operating activities	$69.5	$197.9
Purchases of property, plant and equipment	(37.0)	(44.4)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	0.1	(19.3)
Repurchase of common stock	—	(30.1)
Repurchase of shares surrendered for tax withholdings on equity awards	(25.8)	(75.2)
Dividend to stockholders	(16.0)	(31.9)
Adjusted free cash flow	$(9.2)	$(3.0)

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
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month period ended February 28, 2021:

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,305.6	$1,506.1	(13.3)%
Impact of foreign currency exchange rates	—	41.5	*
Constant-currency net revenues	$1,305.6	$1,547.6	(15.6)%

Americas
As reported	$641.3	$745.6	(14.0)%
Impact of foreign currency exchange rates	—	(4.8)	*
Constant-currency net revenues - Americas	$641.3	$740.8	(13.4)%

Europe
As reported	$429.0	$512.9	(16.4)%
Impact of foreign currency exchange rates	—	39.0	*
Constant-currency net revenues - Europe	$429.0	$551.9	(22.3)%

Asia
As reported	$235.3	$247.6	(5.0)%
Impact of foreign currency exchange rates	—	7.3	*
Constant-currency net revenues - Asia	$235.3	$254.9	(7.7)%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month period ended February 28, 2021.

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$174.0	$189.3	(8.1)%
Impact of foreign currency exchange rates	—	12.5	*
Constant-currency Adjusted EBIT	$174.0	$201.8	(13.8)%
Constant-currency Adjusted EBIT margin(2)	13.3%	13.0%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for comparison periods applicable to the three-month period ended February 28, 2021.

	Three Months Ended
	February 28, 2021	February 23, 2020	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$140.3	$162.4	(13.6)%
Impact of foreign currency exchange rates	—	11.0	*
Constant-currency Adjusted net income	$140.3	$173.4	(19.1)%
Constant-currency Adjusted net income margin(2)	10.7%	11.2%

Adjusted diluted earnings per share	$0.34	$0.40	(15.0)%
Impact of foreign currency exchange rates	—	0.02	*
Constant-currency Adjusted diluted earnings per share	$0.34	$0.42	(19.0)%
_____________
(1)Adjusted net income is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of February 28, 2021, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2020 Annual Report on Form 10-K, except those changes resulting from issuing $500.0 million in aggregate principal amount of 3.50% Senior Notes due 2031. See Note 6 to the consolidated financial statements included in this report for more information.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K.
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
•the potential impact of COVID-19 on our projected customer demand, store closures and supply chain, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021;
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
•the extent to which wholesale customer forward demand signals result in actual sales;
•consequences of foreign currency exchange and interest rate fluctuations;
•our ability to successfully prevent or mitigate the impacts of data security breaches;

•our ability to attract and retain key executives and other key employees;
•our ability to achieve our diversity, equity and inclusion, and sustainability goals;
•our ability to protect our trademarks and other intellectual property;
•the impact of the variables that affect the net periodic benefit cost and future funding requirements of our postretirement benefits and pension plans;
•our dependence on key distribution channels, customers and suppliers;
•our ability to utilize our tax credits and net operating loss carryforwards;
•potential future paydowns of existing debt;
•ongoing or future litigation matters and disputes and regulatory developments;
•changes in or application of trade and tax laws, potential increases in import tariffs or taxes, and the implementation of trade restrictions or sanctions; and
•political, social and economic instability, or natural disasters, in countries where we or our customers do business.
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under "Risk Factors" and elsewhere in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2020 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 28, 2021. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 28, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the quarter ended February 28, 2021, the Company completed the first phase of its ERP implementation. As a result of the implementation to date, there were certain changes to processes and procedures, which resulted in changes to the Company’s internal control over financial reporting. The ERP implementation is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls.

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
Summary of Risks Affecting Our Business
Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in this "Risk Factors" section of this Quarterly Report on Form 10-Q which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our Class A common stock.
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
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While most of our stores have reopened, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In particular, given recent resurgences in the COVID-19 pandemic, we again have had to close stores and may need to again close a significant number of our stores in the future. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to continue to be adversely impacted.
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
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. In particular, we have seen disruptions and delays in shipments and we may see negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic.
As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have closed many of our corporate office and other facilities, including our corporate headquarters in San Francisco, and have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business. Longer term, the effects of the COVID-19 pandemic may also threaten the health of our employees and adversely impact our health care costs.
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
Our brand value also depends on our ability to maintain a positive consumer perception of our brands, corporate integrity and culture. Negative claims or publicity involving us or our products, or the production methods or locations of any of our suppliers or contract manufacturers, could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we or our senior executives may from time to time take positions or make statements on social issues that may be unpopular with some consumers or customers, which may impact our ability to attract or retain such consumers or customers, and which could adversely impact our results in certain locations. Adverse publicity could undermine consumer confidence in our brands and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brands and reputation could adversely affect our business and financial condition.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 29% of our total net revenues for the quarter ended February 28, 2021 and 22% for the quarter ended February 23, 2020. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer– including bankruptcy or liquidation– could result in a adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation, including Kmart, and our wholesale customer, J.C. Penney are currently undergoing bankruptcy proceedings. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have an adverse effect on our business and financial condition.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is our "DTC First" strategy, which includes our plan to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, and other brand-dedicated store models. In many locations, we face major, established retail competitors that may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including the closure of stores and decreased foot traffic resulting from the COVID-19 pandemic, could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
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
While e-commerce still comprises a small portion of our net revenues, it has been our fastest growing business over the last several years and it is a key part of our "DTC First" strategy. The success of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including changing consumer preferences and buying trends relating to e-commerce usage, both domestically and abroad, and promotional or other advertising initiatives employed by our wholesale customers or other third parties on their e-commerce sites. Any failure on our part, or on the part of our third-party digital partners, to provide attractive, reliable, secure and user-friendly e-commerce platforms could negatively impact our consumers’ shopping experience, resulting in reduced website traffic, diminished loyalty to our brands and lost sales. In addition, as we continue to expand and increase the global presence of our e-commerce business, sales from our retail stores and wholesale channels of distribution in areas where e-commerce sites are introduced may decline due to changes in consumer shopping habits and cannibalization.
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
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.
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
Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate to 28% from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.
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
We rely on various information technology systems, owned by us and third parties, to manage our operations. Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, we plan to continue the process of implementing a new enterprise resource planning (ERP) system across the company. During the quarter ended February 28, 2021, we completed the first phase of our ERP implementation. These activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including impairment of our ability to fulfill customer orders, potential disruption of or changes to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new or upgraded systems or of integrating new or upgraded systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new or upgraded technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to Wipro Limited. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of the COVID-19 pandemic. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on the cost and timing of receipt of inventory for future seasons. Third-party vendors are also relied upon to design, program, maintain and service our ERP systems. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.
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
We require contract manufacturers to make progress toward our sustainability goals and meet our standards and policies in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards or applicable government standards, sanctions or other restrictions. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers, including raw material suppliers, have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to the LS&Co. code of conduct, labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
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
In addition, regulatory developments such as reporting requirements on the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with the recent sanctions and customs trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material used in the products we sell.
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We also have entered into the Credit Agreement Amendment with several financial institutions that provides us with additional credit availability. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of the COVID-19 pandemic. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
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
Climate change and increased focus by stakeholders on corporate responsibility issues, including those associated with climate change, may adversely impact our business.
Rising global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and the increased frequency, intensity and duration of extreme weather events (e.g., floods, droughts and severe storms) could, among other things, adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, disrupt retail operations and foot traffic in consumer markets, increase our product costs and impact the types of apparel products that consumers purchase. There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters related to climate change. Although we announced our 2025 Climate Action Strategy in 2018, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations. Even if we are able to achieve our climate action strategic goals, our business will continue to remain subject to risks associated with climate change. As a result, the effects of climate change could have short- and long-term impacts on our business and operations.
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
As of February 28, 2021, we had $2.1 billion of debt, all of which was unsecured, and we had $689.1 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
In addition, certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate, and may be hedged with LIBOR-based interest rate derivatives. LIBOR is currently calculated and published for various currencies and periods by the benchmark’s administrator, ICE Benchmark Administration Limited ("IBA"), which is regulated for such purposes by the United Kingdom’s Financial Conduct Authority ("FCA"). On March 5, 2021, the IBA confirmed that it would cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the U.S. dollar LIBOR settings (overnight and 12 months) immediately following the LIBOR publication on June 30, 2023.
Accordingly, in the near future LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during the transition period. The Credit Agreement Amendment contemplates a procedure for transitioning from LIBOR upon the occurrence of specified events. Nevertheless, the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the credit facility’s provisions, could increase the cost of our variable rate indebtedness.
Both New York State and federal legislation in the U.S. is under consideration that if enacted could result, upon the unavailability of LIBOR, in the replacement of certain fallback provisions in LIBOR-based financing agreements. Under the proposed legislation, some of these existing fallback provisions would be replaced by a provision specifying that the replacement rate and related adjustments recommended by the Alternative Reference Rates Committee ("ARRC"), the committee in the United States convened to ensure a successful transition from LIBOR, would be used to establish the interest-rate on the financing. The legislation would also require the use of the benchmark replacement rate and related adjustments recommended by the AARC in the event that there are no fallback provisions in a financing. The legislation would not impact credit agreements that already include fallbacks to the changes recommended by the ARRC. Any such legislation adopted in New York State would have applicability only to agreements governed by New York law. There can be no assurance as to the final form of any such New York or federal legislation or as to whether any such legislation will be adopted.
In the event that one or more LIBOR-based interest rate derivatives are entered into to hedge variable rate indebtedness, the LIBOR rate specified therein will be determined from time to time by reference to a publication page specified in the relevant definitions of the International Swaps and Derivatives Association, Inc. ("ISDA"). However, if such rate does not appear on the relevant page, and the above-referenced legislation is not adopted that would address the replacement of LIBOR under such derivatives, LIBOR will be determined in accordance with dealer polls conducted by the calculation agent under the agreement governing the derivative. This dealer polling mechanism may not be successful in arriving at a replacement interest rate for LIBOR. Even if the dealer polling mechanism successfully arrives at a replacement interest rate for derivatives, that rate could differ significantly from the interest rates used for our variable-rate indebtedness.
The Tax Act also places limitations on businesses' abilities to deduct interest expenses. If our adjusted taxable income were to change, we may not be able to fully deduct our interest expenses.
Restrictions in our notes, indentures and credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.
Our credit facility and certain of the indentures governing our senior unsecured notes contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses or engage in other fundamental changes, sell assets, pay dividends and other distributions, repurchase stock, enter into transactions with affiliates, enter into capital leases or certain leases not in the ordinary course of business, enter into certain derivatives, grant negative pledges on our assets, make loans or other investments, guarantee third-party obligations, engage in sale leasebacks and make changes in our corporate structure. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
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
The majority of our products are made of cotton, where the remaining balance are made of synthetics, cotton synthetic blends and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. For example, compliance with the recent sanctions and trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
Substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations.
Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
In 2018, the U.S. government announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer, which have not been lifted or changed by the Biden Administration. Currently, of the products that we sell in the United States, less than 1% are manufactured in China. If the Office of the US Trade Representative follows through on the next proposed tranche of China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of April 1, 2021 we had outstanding a total of 83,264,761 shares of Class A common stock and 317,099,669 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are not our "affiliates" as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
As of February 28, 2021, there were 6,977,421 shares of Class A common stock and 10,934,319 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
•authorize the issuance of "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	10-K	001-06631	3.2	1/27/2021
4.1	Indenture, dated as of February 19, 2021, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-06631	4.1	2/19/2021
10.1	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 5, 2021, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto.	8-K	001-06631	10.1	1/7/2021
10.2	Employment Offer Letter, dated October 27, 2020, between the Registrant and Elizabeth O’Neill. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments). Filed herewith.

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

Date:	April 8, 2021		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ GAVIN BROCKETT
Gavin Brockett Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)