Form 10-Q
period 2021-05-30
LEVI STRAUSS & CO
filed 2021-07-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of July 1, 2021, the registrant had 91,499,185 shares of Class A common stock, $0.001 par value per share and 310,272,413 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 30, 2021	November 29, 2020

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,224,080	$1,497,155
Short-term investments in marketable securities	94,528	96,531
Trade receivables, net	579,905	540,227
Inventories	863,360	817,692
Other current assets	208,160	174,636
Total current assets	2,970,033	3,126,241
Property, plant and equipment, net	447,519	454,532
Goodwill	266,775	264,768
Other intangible assets, net	47,142	47,426
Deferred tax assets, net	541,383	497,556
Operating lease right-of-use assets, net	988,614	988,801
Other non-current assets	283,195	261,917
Total assets	$5,544,661	$5,641,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$9,225	$17,631
Accounts payable	436,486	375,450
Accrued salaries, wages and employee benefits	208,312	179,081
Restructuring liabilities	44,592	54,723
Accrued income taxes	26,438	21,986
Accrued sales returns and allowances	187,560	185,868
Short-term operating lease liabilities	255,921	237,142
Other accrued liabilities	456,700	477,001
Total current liabilities	1,625,234	1,548,882
Long-term debt	1,263,827	1,546,700
Postretirement medical benefits	57,012	60,249
Pension liabilities	165,917	168,721
Long-term employee related benefits	101,941	94,654
Long-term operating lease liabilities	835,018	858,293
Other long-term liabilities	61,690	64,267
Total liabilities	4,110,639	4,341,766

Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 90,069,823 shares and 74,352,481 shares issued and outstanding as of May 30, 2021 and November 29, 2020, respectively; and 422,000,000 Class B shares authorized, 311,670,618 shares and 323,547,674 shares issued and outstanding, as of May 30, 2021 and November 29, 2020, respectively	402	398
Additional paid-in capital	583,702	626,243
Accumulated other comprehensive loss	(431,489)	(441,446)
Retained earnings	1,281,407	1,114,280
Total stockholders’ equity	1,434,022	1,299,475
Total liabilities and stockholders’ equity	$5,544,661	$5,641,241

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,275,971	$497,542	$2,581,573	$2,003,668
Cost of goods sold	525,770	327,890	1,071,343	994,689
Gross profit	750,201	169,652	1,510,230	1,008,979
Selling, general and administrative expenses	628,231	550,525	1,211,914	1,211,070
Restructuring charges, net	15,515	67,371	14,738	67,371
Operating income (loss)	106,455	(448,244)	283,578	(269,462)
Interest expense	(19,933)	(11,246)	(43,243)	(27,900)
Loss on early extinguishment of debt	(30,108)	—	(30,338)	—
Other (expense) income, net	(715)	1,305	373	4,005
Income (loss) before income taxes	55,699	(458,185)	210,370	(293,357)
Income tax (benefit) expense	(9,020)	(94,636)	3,147	(82,497)
Net income (loss)	$64,719	$(363,549)	$207,223	$(210,860)
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.16	$(0.91)	$0.52	$(0.53)
Diluted	$0.16	$(0.91)	$0.50	$(0.53)
Weighted-average common shares outstanding:
Basic	401,964,569	397,484,849	400,771,248	396,832,024
Diluted	412,102,841	397,484,849	410,644,463	396,832,024

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands) (Unaudited)
Net income (loss)	$64,719	$(363,549)	$207,223	$(210,860)
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	2,743	6,613	5,681	10,204
Derivative instruments	4,579	(2,202)	(12,736)	13,203
Foreign currency translation gains (losses)	4,418	(30,756)	15,359	(38,889)
Unrealized gains (losses) on marketable securities	4,034	(2,347)	4,435	(791)
Total other comprehensive income (loss), before related income taxes	15,774	(28,692)	12,739	(16,273)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(3,987)	3,730	(2,784)	(1,993)
Comprehensive income (loss), net of income taxes	$76,506	$(388,511)	$217,178	$(229,126)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended May 30, 2021
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at February 28, 2021	$400	$609,068	$1,240,792	$(443,276)	$—	$1,406,984
Net income	—	—	64,719	—	—	64,719
Other comprehensive loss, net of tax	—	—	—	11,787	—	11,787
Stock-based compensation and dividends, net	2	23,384	—	—	—	23,386
Employee stock purchase plan	—	1,792	—	—	—	1,792
Shares surrendered for tax withholdings on equity awards	—	(50,542)	—	—	—	(50,542)
Cash dividends declared ($0.06 per share)	—	—	(24,104)	—	—	(24,104)
Balance at May 30, 2021	$402	$583,702	$1,281,407	$(431,489)	$—	$1,434,022

	Six Months Ended May 30, 2021
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$—	$1,299,475
Net income	—	—	207,223	—	—	207,223
Other comprehensive loss, net of tax	—	—	—	9,957	—	9,957
Stock-based compensation and dividends, net	4	30,098	—	—	—	30,102
Employee stock purchase plan	—	3,721	—	—	—	3,721
Shares surrendered for tax withholdings on equity awards	—	(76,360)	—	—	—	(76,360)
Cash dividends declared ($0.10 per share)	—	—	(40,096)	—	—	(40,096)
Balance at May 30, 2021	$402	$583,702	$1,281,407	$(431,489)	$—	$1,434,022

	Three Months Ended May 24, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at February 23, 2020	$399	$601,976	$1,445,188	$(452,734)	$—	$1,594,829
Net loss	—	—	(363,549)	—	—	(363,549)
Other comprehensive loss, net of tax	—	—	—	(24,962)	—	(24,962)
Stock-based compensation and dividends, net	—	8,090	(27)	—	—	8,063
Employee stock purchase plan	—	2,252	—	—	—	2,252
Repurchase of common stock	(3)	—	(19,169)	—	—	(19,172)
Shares surrendered for tax withholdings on equity awards	—	(325)	—	—	—	(325)
Changes in ownership of noncontrolling interest	—	—	(137)	—	—	(137)
Cumulative effect of adoption of new accounting standards	—	—	(84)	—	—	(84)
Cash dividends declared ($0.08 per share)	—	—	(31,709)	—	—	(31,709)
Balance at May 24, 2020	$396	$611,993	$1,030,513	$(477,696)	$—	$1,165,206

	Six Months Ended May 24, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557
Net loss	—	—	(210,860)	—	—	(210,860)
Other comprehensive loss, net of tax	—	—	—	(18,266)	—	(18,266)
Stock-based compensation and dividends, net	5	25,620	(27)	—	—	25,598
Employee stock purchase plan	—	4,282	—	—	—	4,282
Repurchase of common stock	(3)	—	(56,240)	—	—	(56,243)
Shares surrendered for tax withholdings on equity awards	—	(75,568)	—	—	—	(75,568)
Changes in ownership of noncontrolling interest	—	—	(8,809)	—	(8,026)	(16,835)
Cumulative effect of the adoption of new accounting standards	—	—	59,624	(54,444)	—	5,180
Cash dividends declared ($0.16 per share)	—	—	(63,639)	—	—	(63,639)
Balance at May 24, 2020	$396	$611,993	$1,030,513	$(477,696)	$—	$1,165,206

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 30, 2021	May 24, 2020

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$207,223	$(210,860)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,926	71,005
Property, plant, equipment, and right-of-use asset impairments	5,147	61,157
Loss on early extinguishment of debt	30,338	—
Stock-based compensation	30,102	25,598
Credit losses and accounts receivable allowances	—	20,935
Benefit from deferred income taxes	(46,857)	(100,977)
Other, net	9,392	1,949
Change in operating assets and liabilities, net of effect of acquisition:
Trade receivables	(36,149)	408,053
Inventories	(38,630)	(109,486)
Accounts payable	60,303	(73,701)
Accrued salaries, wages and employee benefits and long-term employee related benefits	27,808	(100,567)
Other current and non-current assets	(20,867)	(81,270)
Other current and long-term liabilities	(49,718)	129,528
Net cash provided by operating activities	248,018	41,364
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(67,501)	(75,210)
Payments for business acquisition	—	(52,201)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(4,349)	15,114
Payments to acquire short-term investments	(55,124)	(44,847)
Proceeds from sale, maturity and collection of short-term investments	56,530	49,586
Net cash used for investing activities	(70,444)	(107,558)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	502,500
Repayments of long-term debt	(800,000)	—
Proceeds from senior revolving credit facility	—	300,000
Other short-term borrowings, net	(8,502)	810
Payment of debt extinguishment costs	(20,000)	—
Payment of debt issuance and refinancing costs	(10,446)	(6,459)
Proceeds from issuance of common stock and employee stock purchase	3,721	4,283
Repurchase of common stock	—	(56,243)
Repurchase of shares surrendered for tax withholdings on equity awards	(76,360)	(75,568)
Payments to noncontrolling interests	—	(16,090)
Dividend to stockholders	(40,097)	(63,639)
Other financing, net	(1,454)	(3)
Net cash (used for) provided by financing activities	(453,138)	589,591
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,500	(9,113)
Net increase (decrease) in cash and cash equivalents and restricted cash	(273,064)	514,284
Beginning cash and cash equivalents, and restricted cash	1,497,648	934,753
Ending cash and cash equivalents, and restricted cash	1,224,584	1,449,037
Less: Ending restricted cash	(504)	(802)
Ending cash and cash equivalents	$1,224,080	$1,448,235

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$29,579	$21,462
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$29,926	$36,856
Cash paid for income taxes during the period, net of refunds	30,750	53,594
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three and six months ended May 30, 2021 may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2021.
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
During the second half of fiscal year 2020, as global management of the COVID-19 pandemic evolved and government restrictions were removed or lightened, company-operated and third-party retail locations reopened and substantially all stores were open by the end of the third quarter. In the fourth quarter of fiscal year 2020, a global resurgence in COVID-19 cases led to the temporary closure of some of the Company's stores, yet overall operations improved from when initial estimates were made, resulting in the reduction to some of the inventory and receivable related charges initially recognized in the second quarter. In accordance with the continuation of the restructuring initiative, the Company recognized charges in the fourth quarter. As a result, $250.0 million in total charges were recognized during fiscal year 2020, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million.
During the first half of 2021, many COVID-19 related restrictions on store business hours and customer capacity in many parts of the world eased and social events resumed. Approximately 91% of company-operated stores were open globally as of quarter end. The Company continued to experience temporary store closures in certain markets, particularly in Europe and Asia, as these areas continued to experience sporadic COVID-19 resurgences. In other parts of the world, where the vaccine rollout has progressed and COVID-19 cases lowered, the Company has started to see the return of pre-COVID-19 revenue levels. Net revenues in the U.S. and China markets were higher in the second quarter of 2021 as compared to the pre-pandemic second

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

quarter in 2019. Net revenues in the Europe region increased each month throughout the period, exiting the quarter with revenues above 2019 pre-pandemic levels.
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
Inventory Valuation and Adverse Purchase Commitments
The Company values inventory at the lower of cost or net realizable value. Net realizable value is determined by estimating expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences. During the three-month and six-month periods ended May 30, 2021, there were no incremental inventory reserves recognized directly related to the expected impact of COVID-19, as compared to $49.9 million of incremental reserves recognized upon the onset of COVID-19, in the same periods in fiscal year 2020.
The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and an initial charge for estimated adverse purchase commitments was recorded in the second quarter of fiscal year 2020. During the three-month and six-month periods ended May 30, 2021, the Company recorded a net reduction of $5.6 million and $12.1 million, respectively, in charges for inventory purchase commitments based on updated demand and actual claims received from suppliers, as compared to $35.9 million in incremental charges recognized in the same periods in fiscal year 2020. As of May 30, 2021 and November 29, 2020, adverse purchase commitments of $7.4 million and $25.5 million, respectively, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. During the three-month and six-month periods ended May 30, 2021, a net reduction of $12.5 million in allowances related to customer receivables was recorded as a result of a change in customers' financial condition and other associated claims, as compared to $27.6 million in charges recognized upon the onset of the COVID-19 pandemic, in the same periods in fiscal year 2020.
The allowance for credit losses was $14.1 million and $14.7 million as of May 30, 2021 and November 29, 2020, respectively.
Long-Lived Assets
The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Expected future cash flows decreased due to the COVID-19 related impact on foot traffic and consumer spending trends. The Company recorded $2.5 million and $5.6 million in impairment charges in the three-month and six-month periods ended May 30, 2021, respectively, related to the impairment of certain store right-of-use and other store assets. During the three-month and six-month periods ended May 24, 2020, the Company recorded $60.4 million of non-cash impairment charges, of which $43.0 million and $11.1 million were related to the impairment of certain store right-of-use and other store assets, respectively. An additional $6.3 million was recognized related to other property and equipment. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations.
Property, plant and equipment, net includes accumulated depreciation of $1.2 billion and $1.1 billion as of May 30, 2021 and November 29, 2020, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

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
Share Repurchases
In January 2020, the Company's Board of Directors (the "Board") approved a share repurchase program that authorizes the repurchase of up to $100.0 million of the Company's Class A common stock. During the three and six months ended May 24, 2020, 1.1 million and 3.0 million shares were repurchased for $19.2 million and $56.2 million, respectively, plus broker's commissions, in the open market.
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
Reclassification
Certain insignificant amounts on the consolidated statements of cash flow have been conformed to the May 30, 2021 presentation.
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
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

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
NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	May 30, 2021	November 29, 2020

	(Dollars in thousands)

Raw materials	$4,229	$3,882
Work-in-progress	2,604	4,725
Finished goods	856,527	809,085
Total inventories	$863,360	$817,692

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 30, 2021			November 29, 2020
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$77,708	$77,708	$—	$71,184	$71,184	$—
Short-term investments in marketable securities	94,528	—	94,528	96,531	—	96,531
Derivative instruments(3)	4,132	—	4,132	4,904	—	4,904
Total	$176,368	$77,708	$98,660	$172,619	$71,184	$101,435
Financial liabilities carried at fair value
Derivative instruments(3)	17,824	—	17,824	10,735	—	10,735
Total	$17,824	$—	$17,824	$10,735	$—	$10,735
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 30, 2021		November 29, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$197,759	$200,714	$990,280	$1,016,169
3.375% senior notes due 2027(1)	578,121	597,498	564,312	583,227
3.50% senior notes due 2031(1)	497,700	488,461	—	—
Short-term borrowings	9,252	9,252	17,648	17,648
Total	$1,282,832	$1,295,925	$1,572,240	$1,617,044
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

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
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other (expense) income, net" in the Company's consolidated statements of operations. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other (expense) income, net" in the Company’s consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

As of May 30, 2021, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $714.3 million were contracts to buy and $292.7 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2022.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	May 30, 2021			November 29, 2020
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$2,144	$—	$2,144	$1,489	$—	$1,489
Foreign exchange risk cash flow hedges(2)	—	(11,287)	(11,287)	—	(5,036)	(5,036)
Total	$2,144	$(11,287)		$1,489	$(5,036)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$4,132	$(2,144)	$1,988	$4,902	$(1,487)	$3,415
Forward foreign exchange contracts(2)	11,307	(17,844)	(6,537)	5,035	(10,734)	(5,699)
Total	$15,439	$(19,988)		$9,937	$(12,221)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(579,168)		$—	$(565,820)
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

	May 30, 2021			November 29, 2020
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$17,583	$(8,148)	$9,435	$11,426	$(6,578)	$4,848
Financial liabilities	(31,275)	8,148	(23,127)	(17,257)	6,578	(10,679)
Total			$(13,692)			$(5,831)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of May 30, 2021	As of November 29, 2020	Three Months Ended		Six Months Ended
			May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands)
Foreign exchange risk contracts	$(11,283)	$(11,896)	$(9,216)	$2,358	$(11,094)	$5,423
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(92,084)	(78,736)	—	—	—	—
Cumulative income taxes	33,040	31,350	—	—	—	—
Total	$(85,501)	$(74,456)
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
There was no hedge ineffectiveness for the six months ended May 30, 2021. Within the next 12 months, a $10.4 million loss from cash flow hedges is expected to be reclassified from AOCI into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$(1,529)	$(350)	$(586)	$(1,595)
Cost of goods sold	$(7,687)	$2,708	$(10,508)	$7,018
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other (expense) income, net" in the Company's consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands)
Realized (loss) gain	$(1,051)	$14,521	$698	$11,088
Unrealized (loss) gain	(1,043)	8,026	(2,425)	9,738
Total	$(2,094)	$22,547	$(1,727)	$20,826

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	May 30, 2021	November 29, 2020

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$92,785	$80,272
Accrued interest payable	10,086	8,235
Accrued rent	24,056	22,045
Fabric liabilities	7,444	25,493
Fair value derivatives	17,824	10,390
Taxes other than income taxes payable	38,388	34,555
Other	266,117	296,011
Total other accrued liabilities	$456,700	$477,001
NOTE 6: DEBT
The following table presents the Company's debt:

	May 30, 2021	November 29, 2020

	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$196,954	$986,252
3.375% senior notes due 2027	574,131	560,448
3.50% senior notes due 2031	492,742	—
Total long-term debt	$1,263,827	$1,546,700
Short-term debt
Short-term borrowings	9,225	17,631
Total debt	$1,273,052	$1,564,331

Issuance of Senior Notes due 2031 and Redemption of Senior Notes Due 2025
In February 2021, the Company issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2031 (the "Senior Notes due 2031") to qualified institutional buyers and to purchasers outside the United States. In March 2021, the Company used the proceeds plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025 and recorded a net loss on the early extinguishment of debt of $30.1 million, which included $20.0 million of call premium on the retired debt.
Principal, interest, and maturity. The Senior Notes due 2031 are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt and will mature on March 1, 2031. Interest on the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2021. The Company may redeem some or all of the Senior Notes due 2031 prior to March 1, 2026, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium; on or after this date, the Company may redeem all or any portion of the notes, at once or over time, at redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to March 1, 2024, the Company may redeem up to a maximum of 40% of the aggregate principal amount of the Senior Notes due 2031 with the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

proceeds of certain equity offerings at a redemption price of 103.5% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption. Costs of $7.4 million associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. As of May 30, 2021, the Company was in compliance with these covenants.
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
The Company's unused availability under the Credit Facility was $693.8 million at May 30, 2021, as the Company's total availability of $708.5 million was reduced by $14.7 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 30, 2021 was 4.29% and 4.44%, respectively, as compared to 4.36% and 4.56%, respectively, during the same periods of 2020.
NOTE 7: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands)
Net periodic benefit (income) cost:
Pension benefits	$(621)	$1,652	$(1,237)	$3,356
Postretirement benefits	331	510	663	1,019
Net periodic benefit (income) cost	$(290)	$2,162	$(574)	$4,375

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

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
For the three-month and six-month periods ended May 30, 2021, the Company recognized restructuring charges of $15.5 million and $14.7 million, respectively, as compared to $67.4 million for the same periods in fiscal year 2020. These charges are recorded on a separate line item in the Company's consolidated statements of operations. The charges primarily relate to employee-related severance benefits, originally based on separation benefits provided by Company policy or statutory benefit plans. As of May 30, 2021, $105.2 million of restructuring charges have been recorded to date.
The following tables summarize the activities associated with restructuring liabilities for the three and six months ended May 30, 2021 and May 24, 2020. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations. As of May 30, 2021, $44.6 million and $3.4 million were classified as "Restructuring liabilities" and "Other long-term liabilities", respectively, within the Company's consolidated balance sheets.

	Three Months Ended May 30, 2021
	Liabilities	Net Charges (Reversals)	Payments	Foreign Currency Fluctuations	Liabilities
	February 28, 2021				May 30, 2021

	(Dollars in thousands)
Severance, employee-related benefits and other	$48,441	$13,270	$(13,419)	$(291)	$48,001
_____________
(1)Excludes $2.2 million in pension and postretirement curtailment losses recorded in AOCI as of May 30, 2021.

	Six Months Ended May 30, 2021
	Liabilities	Net Charges (Reversals)	Payments	Foreign Currency Fluctuations	Liabilities
	November 29, 2020				May 30, 2021

	(Dollars in thousands)
Severance, employee-related benefits and other	$61,021	$12,494	$(25,561)	$47	$48,001
(1)Excludes $2.2 million pension and postretirement curtailment losses recorded in AOCI as of May 30, 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

	Three Months Ended May 24, 2020
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	February 23, 2020				May 24, 2020(1)

	(Dollars in thousands)
Severance, employee-related benefits and other	$—	$65,879	$—	$(1)	$65,878
_____________
(1)Excludes $1.5 million in pension and postretirement curtailment losses recorded in AOCI as of May 24, 2020.

	Six Months Ended May 24, 2020
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 24, 2019				May 24, 2020(1)

	(Dollars in thousands)
Severance, employee-related benefits and other	$—	$65,879	$—	$(1)	$65,878
_____________
(1)Excludes $1.5 million in pension and postretirement curtailment losses recorded in AOCI as of May 24, 2020.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its operating regions and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of May 30, 2021, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and incremental liabilities for the estimated adverse purchase commitments were recorded beginning in the second quarter of fiscal 2020. As of May 30, 2021, adverse purchase commitments of $7.4 million, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

NOTE 10: DIVIDEND
Dividends are declared at the discretion of the Board. In January and April 2021, the Company declared cash dividends of $0.04 and $0.06 per share, respectively, to holders of record of its Class A and Class B common stock. Dividends in the amount of $24.1 million and $40.1 million were paid during the three and six months ended May 30, 2021, respectively.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, the Board declared a cash dividend of $0.08 per share to holders of record of its Class A and Class B common stock at the close of business on August 2, 2021, for a total quarterly dividend of approximately $32 million.
NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	May 30, 2021	November 29, 2020	May 24, 2020

	(Dollars in thousands)
Pension and postretirement benefits	$(217,809)	$(222,345)	$(260,370)
Derivative instruments	(85,501)	(74,456)	(23,215)
Foreign currency translation losses	(146,013)	(158,641)	(200,723)
Unrealized gains on marketable securities	17,834	13,996	6,612
Accumulated other comprehensive loss	$(431,489)	$(441,446)	$(477,696)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. Refer to Note 4 and Note 7 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended May 30, 2021
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$506,205	$215,478	$80,801	$802,484
Direct-to-consumer	208,880	149,874	114,733	473,487
Total net revenues	$715,085	$365,352	$195,534	$1,275,971

	Six Months Ended May 30, 2021
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$945,497	$497,109	$198,637	$1,641,243
Direct-to-consumer	410,860	297,269	232,201	940,330
Total net revenues	$1,356,357	$794,378	$430,838	$2,581,573

	Three Months Ended May 24, 2020(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$206,440	$70,186	$24,100	$300,726
Direct-to-consumer	76,288	58,837	61,691	196,816
Total net revenues	$282,728	$129,023	$85,791	$497,542

	Six Months Ended May 24, 2020(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$667,306	$347,141	$162,603	$1,177,050
Direct-to-consumer	361,002	294,825	170,791	826,618
Total net revenues	$1,028,308	$641,966	$333,394	$2,003,668
_____________
(1)For the three months and six month periods ended May 24, 2020, net revenues were adversely impacted by the COVID-19 pandemic, as most company-operated and wholesale customer doors were temporarily closed throughout the second quarter. See Note 1 for more information.
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of May 30, 2021 and November 29, 2020.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

NOTE 13: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of "Other (expense) income, net":

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands)
Foreign exchange management (losses) gains (1)	$(2,094)	$22,547	$(1,727)	$20,826
Foreign currency transaction losses (2)	(1,326)	(22,780)	(4,561)	(22,086)
Interest income	398	1,927	1,106	6,138
Investment income	2	2	1,966	743
Other, net	2,305	(391)	3,589	(1,616)
Total other (expense) income, net	$(715)	$1,305	$373	$4,005
_____________
(1)Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Gains in the three-month and six-month periods ended May 24, 2020 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, Euro and Canadian Dollar.
(2)Foreign currency transaction losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month and six-month periods ended May 24, 2020 were primarily due to the weakening of most major currencies against the U.S. dollar.
NOTE 14: INCOME TAXES
The Company's effective income tax rate was (16.2)% for the three months ended May 30, 2021 and reflects a $9.0 million income tax benefit recorded on $55.7 million of income before income taxes. The effective income tax rate for the three months ended May 24, 2020 was 20.7% and reflects a $94.6 million income tax benefit recorded on $458.2 million of losses before income taxes. The effective tax rate for the three months ended May 30, 2021 was favorably impacted by a $22.4 million tax benefit attributable to employees exercising stock-based equity awards.
The Company's effective income tax rate was 1.5% for the six months ended May 30, 2021 and reflects a $3.2 million income tax expense recorded on $210.4 million of income before income taxes. The effective income tax rate for the six months ended May 24, 2020 was 28.1% and reflects an $82.5 million income tax benefit recorded on $293.4 million of losses before income taxes. The effective tax rate for the six months ended May 30, 2021 was favorably impacted by a $28.8 million tax benefit attributable to employees exercising stock-based equity awards.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

NOTE 15: EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$64,719	$(363,549)	$207,223	$(210,860)
Denominator:
Weighted-average common shares outstanding - basic	401,964,569	397,484,849	400,771,248	396,832,024
Dilutive effect of stock awards	10,138,272	—	9,873,215	—
Weighted-average common shares outstanding - diluted	412,102,841	397,484,849	410,644,463	396,832,024
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.16	$(0.91)	$0.52	$(0.53)
Diluted	$0.16	$(0.91)	$0.50	$(0.53)
Anti-dilutive securities excluded from calculation of diluted earnings (loss) per share attributable to common stockholders	565,147	—	877,617	—
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
NOTE 16: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, and Marc Rosen, Executive Vice President and President of Levi Strauss Americas, are members of the Board of Directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and six months ended May 30, 2021, the Company donated $0.4 million and $2.8 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $9.1 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 30, 2021

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
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020(1)(2)	May 30, 2021	May 24, 2020(1)(2)

	(Dollars in thousands)
Net revenues:
Americas	$715,085	$282,728	$1,356,357	$1,028,308
Europe	365,352	129,023	794,378	641,966
Asia	195,534	85,791	430,838	333,394
Total net revenues	$1,275,971	$497,542	$2,581,573	$2,003,668
Operating income (loss):
Americas	$152,573	$(37,748)	$283,269	$86,291
Europe	57,713	(67,757)	168,834	64,679
Asia	6,997	(28,499)	36,296	4,169
Regional operating income (loss)	217,283	(134,004)	488,399	155,139
Corporate:
Restructuring	15,515	67,371	14,738	67,371
Other corporate staff costs and expenses	95,313	246,869	190,083	357,230
Corporate expenses	110,828	314,240	204,821	424,601
Total operating income (loss)	106,455	(448,244)	283,578	(269,462)
Interest expense	(19,933)	(11,246)	(43,243)	(27,900)
Loss on early extinguishment of debt	(30,108)	—	(30,338)	—
Other (expense) income, net	(715)	1,305	373	4,005
Income (loss) before income taxes	$55,699	$(458,185)	$210,370	$(293,357)
_____________
(1)For the three months and six month periods ended May 24, 2020, net revenues were adversely impacted by the COVID-19 pandemic, as most company-operated and wholesale customer doors were temporarily closed throughout the second quarter. See Note 1 for more information.
(2)Corporate staff costs and expenses for the three-month and six-month periods ended May 24, 2020 includes incremental COVID-19 related charges that management does not attribute to any of the regional segments in order to provide increased transparency and comparability of regional performance. The Company recognized $49.9 million of incremental inventory reserves, of which $28.8 million, $13.5 million and $7.6 million were related to the Americas, Europe and Asia regional segments, respectively. Incremental allowance for doubtful accounts of $15.1 million was recognized, of which $6.3 million, $8.5 million and $0.3 million, were related to the Americas, Europe and Asia regional segments, respectively. Additionally, we recognized $54.1 million in impairment of long-lived assets related to certain retail locations, of which $48.6 million, $3.7 million and $1.8 million, were related to the Americas, Europe and Asia regional segments, respectively. Refer to Note 1 for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 29, 2020, filed with the Securities and Exchange Commission on January 27, 2021. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. References to 2019, 2020 and 2021 below in this section are references to our fiscal years ending in November 2019, 2020 and 2021, respectively. See "-Financial Information Presentation."
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 30, 2021, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of May 30, 2021, we had 1,039 company-operated stores located in 36 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners. Due to the continued sporadic outbreaks in COVID-19 cases in various parts of the world, most recently within Asia, approximately 15% of our owned and operated retail stores were temporarily closed as of the beginning of the quarter, and approximately 9% were closed at the end of the quarter. See "Impact of COVID-19 on our Business" below.

Our Europe and Asia businesses, collectively, contributed 47% of our net revenues and 42% of our regional operating income in the first six months of 2021, as compared to 49% of our net revenues and 44% of our regional operating income in the same period in 2020. Sales of Levi’s® brand products represented 87% of our total net sales in the first six months of both 2021 and 2020.
Our wholesale channel generated 64% and 59% of our net revenues in the first six months of 2021 and 2020, respectively. Our DTC channel generated 36% and 41% of our net revenues in the first six months of 2021 and 2020, respectively, with sales through our company operated e-commerce sites representing 25% and 21% of DTC channel net revenues in the first six months of 2021 and 2020, and 9% of total net revenues in the first six months of both 2021 and 2020, respectively. Our global digital business, which includes our e-commerce site as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only wholesalers) grew to represent approximately 23% of our total net revenues in the second quarter of fiscal 2021, versus approximately 33% of our net revenues in the second quarter of fiscal 2020.
Impact of COVID-19 on Our Business
In fiscal year 2020, the COVID-19 pandemic materially impacted our business and results of operations. Due to the significant impact of COVID-19 on our prior year figures, certain comparisons to the same period in 2019 have been included for additional context.
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
During the second half of fiscal year 2020, as global management of the COVID-19 pandemic evolved and government restrictions were removed or lightened, company-operated and third-party retail locations reopened and substantially all stores were open by the end of the third quarter. In the fourth quarter of fiscal year 2020, a global resurgence in COVID-19 cases led to the temporary closure of some of our stores, yet our overall operations improved from when initial estimates were made resulting in the reduction of the inventory and receivable related charges initially recognized in the second quarter. In accordance with the continuation of our restructuring initiative, additional charges were recognized in the fourth quarter. As a result, $250.0 million in total charges were recognized during fiscal year 2020, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million.
During the first half of 2021, many COVID-19 related restrictions on store business hours and customer capacity in many parts of the world eased and social events resumed. Approximately 91% of company-operated stores were open globally as of quarter end. We continued to experience temporary store closures in certain markets, particularly in Europe and Asia, as these areas continued to experience sporadic COVID-19 resurgences. In other parts of the world, where the vaccine rollout has progressed and COVID-19 cases lowered, we have started to see the return of pre-COVID revenue levels. Net revenues in our U.S. and China markets were higher in the second quarter of 2021 as compared to the pre-pandemic second quarter in 2019. Net revenues in our Europe region increased each month throughout the period, exiting the quarter with revenues above 2019 pre-pandemic levels.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. During fiscal year 2020, we closed many of our corporate offices and other facilities and implemented a work from home policy for many of our corporate employees that, in most cases, we are still continuing to follow. As we have reopened our company-operated retail stores, we have followed internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, including frequent cleaning in our stores and limiting the number of shoppers as necessary to allow for social distancing.
The global distribution of the vaccine continues to progress and many government-imposed restrictions have been lightened or removed; however, the future impact of the COVID-19 pandemic remains highly uncertain. Resurgences of COVID-19 cases continue, leading to the re-implementation of government restrictions and temporary closures of our store network in certain markets within Asia and Europe. Consequently, our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted, including as a result of:
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
•Disruption to the supply chain caused by lockdowns affecting production, distribution and other logistical issues, including port closures and shipping backlogs;
•Challenges filling staffing requirements at our company-operated retail stores and distribution centers due to labor shortages affecting retail businesses;
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
For the three-month and six-month periods ended May 30, 2021, we recognized restructuring charges of $15.5 million and $14.7 million, respectively, as compared to $67.4 million for the same periods in 2020. These charges are recorded on a separate line item in our consolidated statements of operations. Within the consolidated balance sheets as of May 30, 2021, we had $44.6 million and $3.4 million in restructuring liabilities and other long-term liabilities, respectively. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. During the three-month and six-month periods ended May 30, 2021, $13.4 million and $25.6 million in payments, respectively, were made and cash payments for charges recognized to date are expected to continue through 2021. As of May 30, 2021, $105.2 million of restructuring charges as a result of this initiative, have been recorded to date.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic, that are impacting our business include the following:
•A complex and challenging retail environment for us and our customers, characterized by unpredictable traffic patterns and a general promotional environment. In developed economies, mixed real wage growth and shifting consumer spending also continue to pressure global discretionary spending. Consumers continue to focus on value pricing and increased expectations for real-time delivery.
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
Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations for the three-month and six-month periods ended May 30, 2021 and May 24, 2020; however, our business could be affected by inflation in the future which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.
Our Second Quarter 2021 Results

•Net revenues. Consolidated net revenues increased 156.4% on a reported basis and 147.5% on a constant-currency basis compared to the second quarter of fiscal 2020. The increase was due to the adverse impacts of the COVID-19 pandemic in the second quarter of 2020, including temporary store closures of company-operated and wholesale customer retail locations.
•Operating income (loss). We recognized consolidated operating income of $106.5 million, an increase from an operating loss of $448.3 million in the second quarter of 2020. The increase is primarily due to the adverse impact COVID-19 had on the business in the prior year, including the recognition of $242.0 million in incremental COVID-19 related charges.
•Net income (loss). We recognized net income of $64.7 million as compared to a net loss of $363.6 million. The increase is due to the adverse impact COVID-19 had on the business in the prior year, including the recognition of $242.0 million in incremental COVID-19 related charges. In the second quarter of 2021, we recognized $30.1 million in incremental costs related to the early extinguishment of debt.
•Adjusted EBIT. Adjusted EBIT was $114.6 million as compared to an Adjusted EBIT loss of $205.9 million in the second quarter of 2020. The increase is due to a higher Adjusted gross margin partially offset with higher Adjusted SG&A expenses reflecting higher selling expenses due to the increase in sales volume, higher incentive compensation, and higher advertising and promotion expenses.
•Adjusted net income (loss). Compared to the second quarter of 2020, Adjusted net income was $93.4 million as compared to an Adjusted net loss of $191.5 million. The increase is due to a higher Adjusted gross margin partially offset with higher Adjusted SG&A expenses reflecting higher selling expenses due to the increase in sales volume, higher incentive compensation, and higher advertising and promotion expenses.

•Diluted earnings (loss) per share. Compared to the second quarter of 2020, diluted earnings per share were $0.16 as compared to diluted loss per share of $0.91 due to the increase in net income described above.
•Adjusted diluted earnings (loss) per share. Adjusted diluted earnings per share were $0.23 compared to Adjusted diluted loss per share of $0.48 in the second quarter of 2020, due to the increase in Adjusted net income described above.
Our Year-to-Date 2021 Results
•Net revenues. Consolidated net revenues increased 28.8% on a reported basis and 25.1% on a constant-currency basis compared to the first six months of 2020. The increase was primarily due to the adverse impacts of the COVID-19 pandemic in the second quarter of 2020, including temporary store closures of company-operated and wholesale customer retail locations.
•Operating income (loss). We recognized consolidated operating income of $283.6 million as compared to an operating loss of $269.5 million in the first six months of 2020. The increase is due to the adverse impact COVID-19 had on the business in the prior year, including the recognition of $242.0 million in incremental COVID-19 charges.
•Net income (loss). We recognized net income of $207.2 million as compared to a net loss of $210.9 million. The increase is due to the adverse impact COVID-19 had on the business in the prior year, including the recognition of $242.0 million in incremental COVID-19 charges. In the six month period of 2021, we recognized $30.3 million in incremental costs related to the early extinguishment of debt.
•Adjusted EBIT. Adjusted EBIT was $288.6 million for the first six months of 2021 compared to Adjusted EBIT loss of $16.6 million for the first six months of 2020. The increase was primarily due to a higher Adjusted gross margin partially offset with higher Adjusted SG&A expenses reflecting higher selling expenses due to the increase in sales volume, higher incentive compensation, and higher advertising and promotion expenses.
•Adjusted net income (loss). Compared to the first six months of 2020, Adjusted net income was $233.7 million as compared to an Adjusted net loss of $29.1 million. The increase is due to higher a higher Adjusted gross margin partially offset with higher Adjusted SG&A expenses reflecting higher selling expenses due to the increase in sales volume, higher incentive compensation, and higher advertising and promotion expenses.
•Diluted earnings (loss) per share. Diluted earnings per share were $0.50 compared to diluted loss per share of $0.53 in the second quarter of 2020 due to the increase in net income described above.
•Adjusted diluted earnings (loss) per share. Adjusted diluted earnings per share were $0.57 compared to Adjusted diluted loss per share of $0.07 in the second quarter of 2020, due to the increase in Adjusted net income described above.
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
Due to the uncertainty surrounding the continued impact of the COVID-19 pandemic, our results of operations for the three-month and six-month periods ended May 30, 2021 and May 24, 2020 are not necessarily indicative of those for a full fiscal year.
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

Results of Operations for Three and Six Months Ended May 30, 2021, as Compared to Comparable Periods in 2020
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,276.0	$497.6	156.4%	100.0%	100.0%	$2,581.6	$2,003.7	28.8%	100.0%	100.0%
Cost of goods sold	525.8	327.9	60.4%	41.2%	65.9%	1,071.4	994.7	7.7%	41.5%	49.6%
Gross profit	750.2	169.7	342.1%	58.8%	34.1%	1,510.2	1,009.0	49.7%	58.5%	50.4%
Selling, general and administrative expenses	628.2	550.6	14.1%	49.2%	110.7%	1,211.9	1,211.1	0.1%	46.9%	60.4%
Restructuring charges, net	15.5	67.4	(77.0)%	1.2%	13.5	14.7	67.4	(78.2)%	0.6%	3.4
Operating income (loss)	106.5	(448.3)	123.8%	8.3%	(90.1)%	283.6	(269.5)	205.2%	11.0%	(13.5)%
Interest expense	(19.9)	(11.2)	77.7%	(1.6)%	(2.3)%	(43.2)	(27.9)	54.8%	(1.7)%	(1.4)%
Loss on early extinguishment of debt	(30.1)	—	*	(2.4)%	—	(30.3)	—	*	(1.2)	—
Other (expense) income, net	(0.8)	1.3	*	(0.1)%	0.3%	0.3	4.0	(92.5)%	—%	0.2%
Income (loss) before income taxes	55.7	(458.2)	112.2%	4.4%	(92.1)%	210.4	(293.4)	171.7%	8.1%	(14.6)%
Income tax (benefit) expense	(9.0)	(94.6)	(90.5)%	(0.7)%	(19.0)%	3.2	(82.5)	103.9%	0.1%	(4.1)%
Net income (loss)	$64.7	$(363.6)	117.8%	5.1%	(73.1)%	$207.2	$(210.9)	198.2%	8.0%	(10.5)%
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.16	$(0.91)	*	*	*	$0.52	$(0.53)	*	*	*
Diluted	$0.16	$(0.91)	*	*	*	$0.50	$(0.53)	*	*	*
Weighted-average common shares outstanding:
Basic	402.0	397.5	1.1%	*	*	400.8	396.8	1.0%	*	*
Diluted	412.1	397.5	3.7%	*	*	410.6	396.8	3.5%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 30, 2021	May 24, 2020	As Reported	Constant Currency	May 30, 2021	May 24, 2020	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Americas	$715.1	$282.7	153.0%	150.4%	$1,356.4	$1,028.3	31.9%	32.1%
Europe	365.4	129.1	183.0%	164.7%	794.4	642.0	23.7%	15.1%
Asia	195.5	85.8	127.9%	112.8%	430.8	333.4	29.2%	24.2%
Total net revenues	$1,276.0	$497.6	156.4%	147.5%	$2,581.6	$2,003.7	28.8%	25.1%

Total net revenues increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 30, 2021, as compared to the same period in 2020.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region increased for the three-month and six-month periods ended May 30, 2021, with currency translation affecting net revenues favorably by approximately $3 million for the three-month period ended May 30, 2021 and unfavorably by approximately $2 million for the six-month period ended May 30, 2021.
The increase in net revenues for the three-month period ended May 30, 2021 was driven by increased revenues across both our DTC and wholesale channels as the adverse impacts of COVID-19 significantly impacted the second quarter of 2020. Wholesale channel revenue increased due to higher sales to both our U.S. and international wholesale customers as most locations were closed during the second quarter of 2020. The increase in DTC revenue was due to a larger portion of company-operated store closures in the prior year as compared to the current quarter. As of May 30, 2021, approximately 97% of our company-operated stores in the region were open versus approximately 25% of our company-operated stores open as of May 24, 2020. Additionally, we benefited from 16 more stores in operation as of May 30, 2021 as compared to May 24, 2020. E-commerce revenue also grew compared to the second quarter of fiscal 2020, due to higher traffic to our site and increased dollars spent per order.
The increase in net revenues for the six-month period ended May 30, 2021 was due to the adverse impacts of the COVID-19 pandemic in second quarter of fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations. The 2020 period also benefited from the inclusion of non-comparable net revenues from the week of Black Friday.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 30, 2021, with currency translation affecting net revenues favorably by approximately $9 million and $48 million, respectively.
Net revenues for the three-month period ended May 30, 2021 increased across both channels as the second quarter of fiscal 2020 was adversely impacted by the widespread temporary store closures of our company-operated and wholesale customer retail locations as a result of the onset of COVID-19. A larger portion of traditional wholesale customers' locations were closed in the second quarter of 2020 as compared to 2021. Sales to our digital wholesale customers increased in comparison to second quarter of fiscal 2020, offsetting traditional wholesale markets still impacted by government lockdowns and traffic reducing measures in 2020.
DTC revenue increased as a larger portion of company-operated stores were closed in response to COVID-19 in the prior year. As of May 30, 2021, approximately 90% of our company-operated stores were open versus approximately 30% of our company-operated stores open as of May 24, 2020. Additionally, there were 20 more stores in operation as of May 30, 2021 as compared to May 24, 2020. Due to COVID-19 resurgences in fiscal 2021, some markets continued to be impacted by store closures and restrictions on operating hours and occupancy in the second quarter of 2021. Even with the return of store traffic, e-commerce revenue grew compared to the second quarter of fiscal 2020, as a result of higher conversion and increased dollars spent per order.

The increase in net revenues for the six-month period ended May 30, 2021 was primarily due to the adverse impacts of the COVID-19 pandemic in the second quarter of fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 30, 2021, with currency affecting net revenues favorably by approximately $6 million and $13 million, respectively.
Net revenues for the three-month period ended May 30, 2021 increased across both channels as the second quarter of fiscal 2020 was adversely impacted by the COVID-19 pandemic. A larger portion of wholesale customer locations were closed in the second quarter of 2020 as compared to the same period in 2021. DTC revenue increased as our stores were less impacted by government required closures and other operating restrictions during the second quarter of 2021 as compared to 2020. As of May 30, 2021, approximately 86% of our company-operated stores in the region were open as compared to approximately 85% of our company-operated stores were open as of May 24, 2020 with most stores only reopening at the end of the second quarter of 2020. Additionally, there were 22 more stores in operation as of May 30, 2021 as compared to May 24, 2020. In the second quarter of 2021, some markets, were impacted by store closures and restrictions on operating hours and occupancy as COVID-19 resurgences continued to occur. In particular, net revenues in our India market continued to be impacted by COVID-19, resulting in a $15 million decline in comparison to the pre-pandemic second quarter in 2019. E-commerce revenue also grew compared to the second quarter of fiscal 2020, as a result of increased traffic to our site.
The increase in net revenues for the six-month period ended May 30, 2021 was primarily due to the adverse impacts of the COVID-19 pandemic in the second quarter of fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,276.0	$497.6	156.4%	$2,581.6	$2,003.7	28.8%
Cost of goods sold	525.8	327.9	60.4%	1,071.4	994.7	7.7%
Gross profit	$750.2	$169.7	342.1%	$1,510.2	$1,009.0	49.7%
Gross margin	58.8%	34.1%		58.5%	50.4%

Currency translation favorably impacted gross profit by approximately $7 million and $34 million for the three-month and six-month periods ended May 30, 2021, respectively.
For the three-month period ended May 30, 2021, the increase in gross margin was primarily due COVID-19 related business disruptions in the prior year resulting in lower net revenues across our regions and the recording of incremental inventory costs. In the prior year, incremental COVID-19 related inventory costs of $86.6 million were recognized, including inventory reserves and adverse fabric purchase commitments. Of the 24.7 percentage point increase in gross margin, 17.4 percentage points was due to the COVID-19 related inventory charges in prior year. The remaining increase is mostly due to a higher proportion of sales in our DTC channel, which has higher margins, and favorable product mix within our wholesale channel.
The increase in gross margin for the six-month period ended May 30, 2021 was primarily due to COVID-19 impacts in the second quarter of prior year. Of the 8.1 percentage point increase in gross margin, 4.3 percentage points was due to the recognition of COVID-19 related inventory charges in the prior year. The remaining increase is primarily due to favorable product mix within our wholesale channel, a higher proportion of sales in our DTC channel, which has higher margins, and price increases.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$260.4	$217.9	19.5%	20.4%	43.8%	$535.9	$525.6	2.0%	20.8%	26.2%
Advertising and promotion	112.0	72.3	54.9%	8.8%	14.5%	175.4	161.4	8.7%	6.8%	8.1%
Administration	128.6	53.0	142.6%	10.1%	10.7%	234.6	168.7	39.1%	9.1%	8.4%
Other	137.2	119.4	14.9%	10.8%	24.0%	272.9	267.4	2.1%	10.6%	13.3%
COVID-19 related charges	(10.0)	88.0	(111.4)%	(0.8)%	17.7	(6.9)	88.0	(107.8)%	(0.3)%	4.4%
Total SG&A	$628.2	$550.6	14.1%	49.2%	110.7%	$1,211.9	$1,211.1	0.1%	46.9%	60.4%

Currency translation impacted SG&A unfavorably by approximately $19 million and $33 million for the three-month and six-month periods ended May 30, 2021, respectively.
Selling.   Currency translation impacted selling expenses unfavorably by approximately $11 million and $19 million for the three-month and six-month periods ended May 30, 2021, respectively. For the three-month and six-month periods ended May 30, 2021, higher selling expenses is primarily due to the majority of our company-operated stores being open and operating during the second quarter of 2021, in comparison to substantially all of our company-operated stores being temporarily closed for varying periods of time throughout the second quarter of 2020. The increase was partially offset with lower costs due to the cost-savings actions initiated in the second quarter of fiscal year 2020 in response to COVID-19.
Advertising and promotion. Currency translation impacted advertising and promotion expenses unfavorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 30, 2021, respectively. The increase in advertising and promotion expenses for the three-month and six-month periods ended May 30, 2021 is due to spend to support revenue growth and restoring media spend that was cut in the second quarter of fiscal 2020 in response to the COVID-19 pandemic.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses unfavorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 30, 2021, respectively. The increase in administration costs for the three-month and six-month periods ended May 30, 2021 is primarily due to higher incentive costs attributed to higher sales and strong company performance as compared to the same periods in prior year.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted other costs unfavorably by approximately $2 million and $5 million for the three-month and six-month periods ended May 30, 2021, respectively. For the three-month and six-month periods ended May 30, 2021 the increase in other costs was primarily due to higher distribution expenses attributable to increased sales volume.
COVID-19 related charges.   COVID-19 related charges consist of incremental charges as a result of COVID-19 related business disruptions, including asset impairment and other charges. The decrease in COVID-19 related charges for the three-month and six-month periods ended May 30, 2021 is due to the initial recognition of related inventory costs and other charges upon the onset of the pandemic. In the second quarter of 2020, we recognized $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, as a result of lower revenue and future cash flow projections in relation to the pandemic. Additional charges of $27.6 million related to customer receivables, including provisions and other allowances as a result of changes in their financial condition of $15.1 million and actual and anticipated bankruptcies and other associated claims of $12.5 million. The remainder relates to incremental costs incurred in response to the global pandemic.

Restructuring charges, net
For the three-month and six-month periods ended May 30, 2021, we recognized restructuring charges of $15.5 million and $14.7 million, respectively, as compared to $67.4 million for the same periods in the prior year. The charges consist primarily of severance and other post-employment benefits. See “-2020 Restructuring Initiative” above for more information.
Operating income (loss)
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021		May 24, 2020		May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021		May 24, 2020
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income (loss):
Americas	$152.6	$(37.7)	504.8%	21.3%		(13.3)%		$283.3	$86.3	228.3%	20.9%		8.4%
Europe	57.7	(67.7)	185.2%	15.8%		(52.4)%		168.8	64.7	160.9%	21.2%		10.1%
Asia	7.0	(28.5)	124.6%	3.6%		(33.2)%		36.3	4.2	764.3%	8.4%		1.3%
Total regional operating income (loss)	217.3	(133.9)	262.3%	17.0%	*	(26.9)%	*	488.4	155.2	214.7%	18.9%	*	7.7%	*
Corporate:
Restructuring charges, net	15.5	67.4	(77.0)%	1.2%	*	13.5%	*	14.7	67.4	(78.2)%	0.6%	*	3.4%	*
Other corporate staff costs and expenses	95.3	247.0	(61.4)%	7.5%	*	49.6%	*	190.1	357.3	(46.8)%	7.4%	*	17.8%	*
Corporate expenses	110.8	314.4	(64.8)%	8.7%	*	63.2%	*	204.8	424.7	(51.8)%	7.9%	*	21.2%	*
Total operating income (loss)	$106.5	$(448.3)	123.8%	8.3%	*	(90.1)%	*	$283.6	$(269.5)	205.2%	11.0%	*	(13.5)%	*
Operating margin	8.3%	(90.1)%						11.0%	(13.5)%
______________
 * Percentage of consolidated net revenues
Currency translation unfavorably affected total operating income by approximately $12 million for the three-month period ended May 30, 2021 and did not have a significant impact on total operating income for the six-month period ended May 30, 2021.
Regional operating income (loss).
•Americas. Currency translation had a unfavorable impact of approximately $2 million for both the three-month and six-month periods ended May 30, 2021, respectively. The increase in operating income for the three-month and six-month periods ended May 30, 2021 was due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues and gross margin this year, being partially offset with higher selling expense to support our stores and higher advertising and incentive compensation costs.
The increase in operating income for the six-month period ended May 30, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues and gross margin this year, which were partially offset with higher incentive compensation costs.
•Europe. Currency translation had a unfavorable impact of approximately $8 million for the three-month period ended May 30, 2021 and a favorable impact of approximately $4 million for the six-month period ended May 30, 2021. The increase in operating income for the three-month period ended May 30, 2021 was due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues and gross margin this year, being partially offset with higher selling expense to support our stores, higher advertising and promotion expense and higher incentive compensation costs.
The increase in operating income for the six-month period ended May 30, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues this year, as well as improved gross margin and lower selling expenses partially offset with higher advertising and incentive compensation costs.
•Asia. Currency translation did not have a significant impact for the three-month and six-month periods ended May 30, 2021. The increase in operating income for the three-month and six-month periods ended May 30, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues this year, being partially offset with higher selling expense to support our stores, higher incentive compensation costs, and higher advertising and promotion expense.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 related inventory costs which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month and six-month periods ended May 30, 2021.
The decrease in corporate expenses for the three-month and six-month periods ended May 30, 2021 was primarily due to the COVID-19 related net inventory costs and other charges, net restructuring charges, and impairment of certain store right-of-use and other store assets, recognized during the second quarter of fiscal 2020 in response to the COVID-19 pandemic.
Interest expense
Interest expense was $19.9 million and $43.2 million for the three-month and six-month periods ended May 30, 2021, as compared to $11.2 million and $27.9 million for the comparable prior-year periods. The increase in interest expense was primarily related to higher interest on deferred compensation. Interest expense on debt borrowings decreased in the second quarter of 2021 due to redemption of $800.0 million senior notes.
Our weighted-average interest rate on average borrowings outstanding during the three-month and six-month periods May 30, 2021 was 4.29% and 4.44%, respectively, as compared to 4.36% and 4.56% during the comparable periods in 2020.
Loss on early extinguishment of debt
For the three-month and six-month periods ended May 30, 2021, a loss of $30.1 million and $30.3 million, respectfully, was recognized, related to our debt refinancing activities. The loss recognized included $20.0 million of call premium on the retired debt.
Other (expense) income, net
For the three-month and six-month periods ended May 30, 2021, we recorded expense of $0.8 million and income of $0.3 million, respectively, as compared to income of $1.3 million and $4.0 million for the same prior-year periods. Other income (expense), net, primarily consists of foreign exchange management gains and losses and foreign currency transaction losses.
Income tax expense
The effective income tax rate was (16.2)% for the three months ended May 30, 2021 and reflects a $9.0 million income tax benefit recorded on $55.7 million of income before income taxes. The effective income tax rate for the three months ended May 24, 2020, was 20.7% and reflects a $94.6 million income tax benefit recorded on $458.2 million of losses before income taxes. The effective tax rate for the three months ended May 30, 2021 was favorably impacted by a $22.4 million of tax benefit attributable to employees exercising stock-based equity awards.
The effective income tax rate was 1.5% for the six months ended May 30, 2021 and reflects a $3.2 million income tax expense recorded on $210.4 million of income before income taxes. The effective income tax rate for the six months ended May 24, 2020, was 28.1% and reflects an $82.5 million income tax benefit recorded on $293.4 million of losses before income taxes. The effective tax rate for the six months ended May 30, 2021 was favorably impacted by a $28.8 million tax benefit attributable to employees exercising stock-based equity awards.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of May 30, 2021, we had cash and cash equivalents totaling approximately $1.2 billion, short-term investments of $94.5 million and unused availability under our credit facility of $693.8 million, resulting in a total liquidity position of approximately $2.0 billion.
Through our restructuring actions as well as through negotiated vendor savings and reduced travel and other discretionary expenditures, we executed structural cost savings that will allow us to continue executing our strategies using our disciplined approach while also driving margin, cost productivity and working capital efficiencies. We will continue to assess the payment of our dividends on a quarterly basis and plan to keep our share repurchase program on hold until further notice. In March 2021, we used the proceeds from the newly issued 3.50% Senior Notes due 2031 plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025. We will continue to evaluate our cash on hand and expect to pay down the remaining $200 million of our 5.00% Senior Notes due 2025 in fiscal year 2021, should business conditions improve.
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
As of May 30, 2021, we did not have any borrowings under the credit facility, unused availability under the facility was $693.8 million, and our total availability of $708.5 million, based on collateral levels as defined by the agreement, was reduced by $14.7 million of other credit-related instruments.
As of May 30, 2021, we had cash and cash equivalents totaling approximately $1.2 billion and short-term investments of $94.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $2.0 billion.
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
In March 2021, we used the proceeds from the newly issued 3.50% Senior Notes due 2031 plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025.
In July 2021, the Board declared a cash dividend of $0.08 per share, which was $0.02 per share higher than the dividend declared in the prior quarter, to holders of record of its Class A and Class B common stock at the close of business on August 2, 2021, for a total quarterly dividend of approximately $32 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 30, 2021	May 24, 2020

	(Dollars in millions)
Cash provided by operating activities	$248.0	$41.4
Cash used for investing activities	(70.4)	(107.6)
Cash (used for) provided by financing activities	(453.1)	589.6
Cash and cash equivalents at period end	1,224.1	1,448.2
Cash flows from operating activities
Cash provided by operating activities was $248.0 million for the six-month period ended May 30, 2021, as compared to $41.4 million for the comparable period in 2020. Our cash flows from operations in the second quarter of 2020 were impacted by the widespread temporary store closures and other business disruptions caused by the COVID-19 pandemic. The increase in cash provided by operating activities is primarily driven by lower spending on inventory reflecting our ongoing focus on inventory management as well as higher collections in trade receivables, reflective of the increase in sales in comparison to the same period in prior year.
Cash flows from investing activities
Cash used for investing activities was $70.4 million for the six-month period ended May 30, 2021, as compared to $107.6 million for the comparable period in 2020. The decrease in cash used for investing activities is primarily due the payments for a business acquisition in the prior year, as well as less capital expenditures and increased net proceeds from short-term investments, partially offset by the settlement of foreign currency contracts.
Cash flows from financing activities
Cash used by financing activities was $453.1 million for the six-month period ended May 30, 2021, as compared to cash provided of $589.6 million for the comparable period in 2020. Cash used in 2021 primarily reflects redemption of $800.0 million senior notes due 2025, partially offset by proceeds from issuance of new senior notes of $500.0 million. Cash provided in 2020 primarily reflects proceeds from senior notes of $502.5 million and short-term credit facilities of $300.0 million, partially offset by payments of $56.2 million for common stock repurchases.
Indebtedness
Of our total debt of $1.3 billion as of May 30, 2021, we had fixed-rate debt of $1.3 billion (99.8% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $2 million (0.2% of total debt). As of May 30, 2021, our required aggregate debt principal payments on our unsecured long-term debt were $1.3 billion, with payments starting in 2025. Short-term borrowings of $9.2 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 30, 2021.
Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three-month, six-month and twelve-month periods ended May 30, 2021 and the comparable periods in 2020, we define the following non-GAAP financial measures as follows:
•Adjusted gross profit, as gross profit excluding COVID-19 related inventory costs.
•Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;
•Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, and restructuring related charges, severance and other, net;

•Adjusted EBIT, as net income (loss) excluding income tax expense (benefit), interest expense, other (income) expense, net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;
•Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;
•Adjusted net income (loss), as net income (loss) excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, loss on early extinguishment of debt, COVID-19 related inventory costs and other charges, and restructuring and restructuring related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statement of operations for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
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

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$750.2	$169.7	$1,510.2	$1,009.0

Non-GAAP measure:
Gross profit	$750.2	$169.7	$1,510.2	$1,009.0
COVID-19 related inventory costs (1)	(7.2)	86.6	(14.4)	86.6
Adjusted gross profit	$743.0	$256.3	$1,495.8	$1,095.6
Adjusted gross margin	58.2%	51.5%	57.9%	54.7%
_____________
(1)For the three-month and six-month periods ended May 30, 2021, the reductions in COVID-19 related inventory charges is primarily related to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020.
For the three-month and six-month periods ended May 24, 2020, COVID-19 related inventory charges includes $49.9 million of incremental inventory reserves and the recognition of adverse fabric purchase commitments of $35.9 million.
Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$628.2	$550.6	$1,211.9	$1,211.1

Non-GAAP measure:
Selling, general and administrative expenses	$628.2	$550.6	$1,211.9	$1,211.1
Impact of changes in fair value on cash-settled stock-based compensation	(1.6)	0.7	(2.5)	(4.2)
COVID-19 related charges(1)	10.0	(88.0)	6.9	(88.0)
Restructuring related charges, severance and other, net(2)	(8.2)	(1.1)	(9.1)	(6.7)
Adjusted SG&A	$628.4	$462.2	$1,207.2	$1,112.2
_____________
(1)For the three-month and six-month periods ended May 30, 2021, the net reduction in COVID-19 related charges is primarily reductions in allowances related to customer receivables.
For the three-month and six-month periods ended May 24, 2020, the COVID-19 related charges primarily include $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, and $27.6 million of charges related to customer receivables.
(2)Other charges included in restructuring related charges, severance and other, net include charges related to an international customs audit, transaction and deal related costs, initial acquisition and integration costs and amortization of acquired intangible assets.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$64.7	$(363.6)	$207.2	$(210.9)	$291.0	$9.1

Non-GAAP measure:
Net income (loss)	$64.7	$(363.6)	$207.2	$(210.9)	$291.0	$9.1
Income tax (benefit) expense	(9.0)	(94.6)	3.2	(82.5)	23.1	(32.7)
Interest expense	19.9	11.2	43.2	27.9	97.5	61.4
Other expense (income), net	0.8	(1.3)	(0.3)	(4.0)	26.1	(4.4)
Loss on early extinguishment of debt	30.1	—	30.3	—	30.3	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	1.6	(0.7)	2.5	4.2	5.4	18.0
COVID-19 related inventory costs and other charges (2)	(17.2)	174.6	(21.3)	174.6	(36.3)	174.6
Restructuring and restructuring related charges, severance and other, net(3)	23.7	68.5	23.8	74.1	49.2	80.1
Adjusted EBIT	$114.6	$(205.9)	$288.6	$(16.6)	$486.3	$306.1
Depreciation and amortization(4)	34.4	33.7	69.7	68.4	137.9	133.6
Adjusted EBITDA	$149.0	$(172.2)	$358.3	$51.8	$624.2	$439.7
Adjusted EBIT margin	9.0%	(41.4)%	11.2%	(0.8)%
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month and six-month periods ended May 30, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables.
For the three-month and six-month periods ended May 24, 2020, the COVID-19 related inventory costs and other charges primarily include $49.9 million of incremental inventory reserves, $35.9 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related, respectively, and $27.6 million of charges related to customer receivables.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include charges related to an international customs audit, transaction and deal related costs, initial acquisition and integration costs and amortization of acquired intangible assets.
(4)Depreciation and amortization amount net of amortization of acquired intangible assets included in Restructuring and related charges, severance and other, net.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings (loss) per share for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in millions, except per share amounts)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$64.7	$(363.6)	$207.2	$(210.9)

Non-GAAP measure:
Net income (loss)	$64.7	$(363.6)	$207.2	$(210.9)
Impact of changes in fair value on cash-settled stock-based compensation(1)	1.6	(0.7)	2.5	4.2
Loss on early extinguishment of debt	30.1	—	30.3	—
COVID-19 related inventory costs and other charges(2)	(17.2)	174.6	(21.3)	174.6
Restructuring and restructuring related charges, severance and other, net(3)	23.7	68.5	23.8	74.1
Tax impact of adjustments	(9.5)	(70.3)	(8.8)	(71.1)
Adjusted net income (loss)	$93.4	$(191.5)	$233.7	$(29.1)

Adjusted net income (loss) margin	7.3%	(38.5)%	9.1%	(1.5)%
Adjusted diluted earnings (loss) per share	$0.23	$(0.48)	$0.57	$(0.07)
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month and six-month periods ended May 30, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and reductions in allowances related to customer receivables.
For the three-month and six-month periods ended May 24, 2020, the COVID-19 related inventory costs and other charges primarily include $49.9 million of incremental inventory reserves, $35.9 million of adverse fabric purchase commitments, $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, and $27.6 million of charges related to customer receivables.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include charges related to an international customs audit, transaction and deal related costs, initial acquisition and integration costs and amortization of acquired intangible assets.

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

	May 30, 2021	November 29, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,273.1	$1,564.3

Non-GAAP measure:
Total debt, excluding capital leases	$1,273.1	$1,564.3
Cash and cash equivalents	(1,224.1)	(1,497.2)
Short-term investments in marketable securities	(94.5)	(96.5)
Net debt	$(45.5)	$(29.4)

The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	May 30, 2021	May 24, 2020

	(Dollars in millions)
	(Unaudited)
Total debt, excluding capital leases	$1,273.1	$1,806.9
Last Twelve Months Adjusted EBITDA(1)	$624.2	$439.7
Leverage ratio	2.0	4.1
_____________
(1)Last Twelve Months Adjusted EBITDA is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.

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

	Three Months Ended		Six Months Ended
	May 30, 2021	May 24, 2020	May 30, 2021	May 24, 2020

	(Dollars in millions)		(Dollars in millions)
	(Unaudited)		(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$178.5	$(156.5)	$248.0	$41.4
Net cash (used for) provided by investing activities	(35.5)	11.7	(70.4)	(107.6)
Net cash (used for) provided by financing activities	(892.8)	727.6	(453.1)	$589.6

Non-GAAP measure:
Net cash provided by operating activities	$178.5	$(156.5)	$248.0	$41.4
Purchases of property, plant and equipment	(30.5)	(30.8)	(67.5)	(75.2)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(4.4)	34.4	(4.3)	15.1
Repurchase of common stock	—	(26.1)	—	(56.2)
Repurchase of shares surrendered for tax withholdings on equity awards	(50.6)	(0.4)	(76.4)	(75.6)
Dividend to stockholders	(24.1)	(31.7)	(40.1)	(63.6)
Adjusted free cash flow	$68.9	$(211.1)	$59.7	$(214.1)

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
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact, which primarily include the realized and unrealized gains and losses recognized from the measurement and remeasurement of purchases and sales of products in a currency other than the functional currency. Additionally, gross margin and Adjusted gross margin are impacted by gains and losses related to the procurement of inventory, primarily products sourced in Euros and U.S. dollars, by our global sourcing organization on behalf of our foreign subsidiaries.
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and six-month periods ended May 30, 2021:

	Three Months Ended			Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,276.0	$497.6	156.4%	$2,581.6	$2,003.7	28.8%
Impact of foreign currency exchange rates	—	17.9	*	—	59.4	*
Constant-currency net revenues	$1,276.0	$515.5	147.5%	$2,581.6	$2,063.1	25.1%

Americas
As reported	$715.1	$282.7	153.0%	$1,356.4	$1,028.3	31.9%
Impact of foreign currency exchange rates	—	2.9	*	—	(1.9)	*
Constant-currency net revenues - Americas	$715.1	$285.6	150.4%	$1,356.4	$1,026.4	32.2%

Europe
As reported	$365.4	$129.1	183.0%	$794.4	$642.0	23.7%
Impact of foreign currency exchange rates	—	8.9	*	—	47.9	*
Constant-currency net revenues - Europe	$365.4	$138.0	164.8%	$794.4	$689.9	15.1%

Asia
As reported	$195.5	$85.8	127.9%	$430.8	$333.4	29.2%
Impact of foreign currency exchange rates	—	6.1	*	—	13.4	*
Constant-currency net revenues - Asia	$195.5	$91.9	112.7%	$430.8	$346.8	24.2%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month and six-month periods ended May 30, 2021.

	Three Months Ended			Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$114.6	$(205.9)	155.7%	$288.6	$(16.6)	*
Impact of foreign currency exchange rates	—	(11.8)	*	—	0.7	*
Constant-currency Adjusted EBIT	$114.6	$(217.7)	152.6%	$288.6	$(15.9)	*
Constant-currency Adjusted EBIT margin(2)	9.0%	(42.2)%		11.2%	(0.8)%
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
* Not meaningful
Constant-Currency Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings (loss) per share on a constant-currency basis for comparison periods applicable to the three-month and six-month periods ended May 30, 2021.

	Three Months Ended			Six Months Ended
	May 30, 2021	May 24, 2020	% Increase (Decrease)	May 30, 2021	May 24, 2020	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (loss) (1)	$93.4	$(191.5)	148.8%	$233.7	$(29.1)	*
Impact of foreign currency exchange rates	—	(7.6)	*	—	3.4	*
Constant-currency Adjusted net income (loss)	$93.4	$(199.1)	146.9%	$233.7	$(25.7)	*
Constant-currency Adjusted net income (loss) margin(2)	7.3%	(38.6)%		9.1%	(1.2)%

Adjusted diluted earnings (loss) per share	$0.23	$(0.48)	147.9%	$0.57	$(0.07)	*
Impact of foreign currency exchange rates	—	(0.02)	*	—	0.01	*
Constant-currency Adjusted diluted earnings (loss) per share	$0.23	$(0.50)	146.0%	$0.57	$(0.06)	*
_____________
(1)Adjusted net income (loss) is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted net income (loss) table for more information.
(2)We define constant-currency Adjusted net income (loss) margin as constant-currency Adjusted net income (loss) as a percentage of constant-currency net revenues.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of May 30, 2021, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2020 Annual Report on Form 10-K, except those changes resulting from issuing $500.0 million in aggregate principal amount of 3.50% Senior Notes due 2031 and redemption of $800.0 million of the 5.00% Senior Notes due 2025. See Note 6 to the consolidated financial statements included in this report for more information.
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
•the potential duration and impact of COVID-19 on our projected customer demand, store closures, supply chain and our business, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 30, 2021. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While most of our stores have reopened, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In particular, given recent resurgences in the COVID-19 pandemic, the timing and effectiveness of global efforts to roll out vaccines and the impacts of COVID-19 variants in certain parts of the world, we again have had to close stores and may need to again close a significant number of our stores in the future. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to continue to be adversely impacted.
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
Sales to our top ten wholesale customers accounted for 31% of our total net revenues for the quarter ended May 30, 2021 and 32% for the quarter ended May 24, 2020. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer– including bankruptcy or liquidation– could result in the adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation, including Kmart, and our wholesale customer, J.C. Penney have undergone bankruptcy and reorganization proceedings. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have an adverse effect on our business and financial condition.
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
Unexpected obstacles in new markets and in our existing markets may limit our expansion opportunities and cause our business and growth to suffer.
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
In July 2020, we announced a plan to implement a reduction in workforce in response to the impacts of the COVID-19 pandemic. In October 2020, we announced the next step of our restructuring initiative, which included realignment of our top level organization to support our new strategies, which became effective in 2021. The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing employee population. The final phase of the initiative, which included reorganization of the underlying operations and employees to support the top level organization was completed in the second quarter of 2021.
We have incurred $105.2 million of restructuring charges related to this restructuring initiative, and may have additional charges for the remainder of the fiscal year, which may harm our profitability in the periods incurred.
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
In fiscal year 2020, we sourced approximately 99% of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations. Also, we have certain minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. If we do not satisfy the minimum purchase commitments, due to conditions such as decreased demand, we may be charged for estimated adverse purchase commitments.
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
As of May 30, 2021, we had $1.3 billion of debt, all of which was unsecured, and we had $693.8 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication, and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer spending and towards "experiential" spending and sustainable products. As a result, our success depends in large part on our ability to develop, market and deliver innovative and stylish products at a pace, intensity and price competitive with other brands in the markets in which we sell our products. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast and respond timely to consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products and negatively impact the consumer traffic in our dedicated retail stores. In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. For example, if sales do not meet expectations because of unexpected effects on inventory supply and consumer demand caused by the COVID-19 pandemic, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. Conversely, if we underestimate consumer demand for our products, including as a result of a surge in consumer demand in places where the impacts of the COVID-19 pandemic decrease, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand loyalty. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
The global apparel industry is subject to intense cost and pricing pressure.
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and we expect them to continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability of raw materials in recent months, combined with cost inflation and uncertainty throughout the supply chain. This pressure could have adverse effects on our business and financial condition, including:
•reduced gross margins across our product lines and distribution channels;
•increased retailer demands for allowances, incentives and other forms of economic support; and
•increased pressure on us to reduce our production costs and operating expenses.
Increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results.
The majority of our products are made of cotton, where the remaining balance are made of synthetics, cotton/synthetic blends and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. For example, compliance with the recent sanctions and trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products. Any and all of these factors may be exacerbated by global climate change. Cotton prices suffered from unprecedented variability and uncertainty in prior years and may fluctuate significantly again in the future. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
In 2018, the U.S. government announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The Trump Administration also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer, which have not been lifted or changed by the Biden Administration. Currently, of the products that we sell in the United States, less than 1% are manufactured in China. If the Office of the U.S. Trade Representative follows through on the next proposed tranche of China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of July 1, 2021 we had outstanding a total of 91,499,185 shares of Class A common stock and 310,272,413 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are not our "affiliates" as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
As of May 30, 2021, there were 7,031,359 shares of Class A common stock and 7,908,285 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	10-K	001-06631	3.2	1/27/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments). Filed herewith.

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

Date:	July 8, 2021		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)