Form 10-Q
period 2021-08-29
LEVI STRAUSS & CO
filed 2021-10-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of September 29, 2021, the registrant had 96,611,863 shares of Class A common stock, $0.001 par value per share and 305,421,746 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 29, 2021	November 29, 2020

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,376,625	$1,497,155
Short-term investments in marketable securities	95,511	96,531
Trade receivables, net	667,291	540,227
Inventories	902,346	817,692
Other current assets	189,252	174,636
Total current assets	3,231,025	3,126,241
Property, plant and equipment, net	456,260	454,532
Goodwill	265,534	264,768
Other intangible assets, net	46,731	47,426
Deferred tax assets, net	556,815	497,556
Operating lease right-of-use assets, net	1,136,465	988,801
Other non-current assets	297,942	261,917
Total assets	$5,990,772	$5,641,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$7,485	$17,631
Accounts payable	551,534	375,450
Accrued salaries, wages and employee benefits	242,688	179,081
Restructuring liabilities	30,204	54,723
Accrued income taxes	35,720	21,986
Accrued sales returns and allowances	196,910	185,868
Short-term operating lease liabilities	248,578	237,142
Other accrued liabilities	455,926	477,001
Total current liabilities	1,769,045	1,548,882
Long-term debt	1,243,313	1,546,700
Postretirement medical benefits	55,362	60,249
Pension liabilities	165,907	168,721
Long-term employee related benefits	106,595	94,654
Long-term operating lease liabilities	992,716	858,293
Other long-term liabilities	47,948	64,267
Total liabilities	4,380,886	4,341,766

Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 95,813,263 shares and 74,352,481 shares issued and outstanding as of August 29, 2021 and November 29, 2020, respectively; and 422,000,000 Class B shares authorized, 306,207,267 shares and 323,547,674 shares issued and outstanding, as of August 29, 2021 and November 29, 2020, respectively	402	398
Additional paid-in capital	598,756	626,243
Accumulated other comprehensive loss	(431,817)	(441,446)
Retained earnings	1,442,545	1,114,280
Total stockholders’ equity	1,609,886	1,299,475
Total liabilities and stockholders’ equity	$5,990,772	$5,641,241

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,497,582	$1,063,085	$4,079,155	$3,066,753
Cost of goods sold	635,427	485,687	1,706,770	1,480,376
Gross profit	862,155	577,398	2,372,385	1,586,377
Selling, general and administrative expenses	649,460	484,002	1,861,374	1,695,072
Restructuring charges, net	(3,615)	1,071	11,123	68,442
Operating income (loss)	216,310	92,325	499,888	(177,137)
Interest expense	(18,118)	(28,437)	(61,361)	(56,337)
Loss on early extinguishment of debt	—	—	(30,338)	—
Other income (expense), net	4,847	(12,274)	5,220	(8,269)
Income (loss) before income taxes	203,039	51,614	413,409	(241,743)
Income tax expense (benefit)	9,706	24,565	12,853	(57,932)
Net income (loss)	$193,333	$27,049	$400,556	$(183,811)
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.48	$0.07	$1.00	$(0.46)
Diluted	$0.47	$0.07	$0.97	$(0.46)
Weighted-average common shares outstanding:
Basic	402,957,370	397,711,322	401,526,123	397,010,522
Diluted	413,105,419	407,677,385	411,480,981	397,010,522

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands) (Unaudited)
Net income (loss)	$193,333	$27,049	$400,556	$(183,811)
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	261	3,640	5,944	13,844
Derivative instruments	34,613	(63,271)	21,877	(50,068)
Foreign currency translation (losses) gains	(29,877)	36,915	(14,518)	(1,974)
Unrealized gains on marketable securities	1,916	6,104	6,351	5,313
Total other comprehensive income (loss), before related income taxes	6,913	(16,612)	19,654	(32,885)
Income tax (benefit) expense related to items of other comprehensive income (loss)	(7,241)	6,385	(10,025)	4,392
Comprehensive income (loss), net of income taxes	$193,005	$16,822	$410,185	$(212,304)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended August 29, 2021
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at May 30, 2021	$402	$583,702	$1,281,407	$(431,489)	$—	$1,434,022
Net income	—	—	193,333	—	—	193,333
Other comprehensive loss, net of tax	—	—	—	(328)	—	(328)
Stock-based compensation and dividends, net	—	16,579	(35)	—	—	16,544
Employee stock purchase plan	—	1,854	—	—	—	1,854
Tax withholdings on equity awards	—	(3,379)	—	—	—	(3,379)
Cash dividends declared ($0.08 per share)	—	—	(32,160)	—	—	(32,160)
Balance at August 29, 2021	$402	$598,756	$1,442,545	$(431,817)	$—	$1,609,886

	Nine Months Ended August 29, 2021
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$—	$1,299,475
Net income	—	—	400,556	—	—	400,556
Other comprehensive loss, net of tax	—	—	—	9,629	—	9,629
Stock-based compensation and dividends, net	4	46,677	(35)	—	—	46,646
Employee stock purchase plan	—	5,575	—	—	—	5,575
Tax withholdings on equity awards	—	(79,739)	—	—	—	(79,739)
Cash dividends declared ($0.18 per share)	—	—	(72,256)	—	—	(72,256)
Balance at August 29, 2021	$402	$598,756	$1,442,545	$(431,817)	$—	$1,609,886

	Three Months Ended August 23, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at May 24, 2020	$396	$611,993	$1,030,513	$(477,696)	$—	$1,165,206
Net loss	—	—	27,049	—	—	27,049
Other comprehensive loss, net of tax	—	—	—	(10,227)	—	(10,227)
Stock-based compensation and dividends, net	1	11,840	(197)	—	—	11,644
Employee stock purchase plan	—	1,889	—	—	—	1,889
Tax withholdings on equity awards	—	(4,290)	—	—	—	(4,290)
Balance at August 23, 2020	$397	$621,432	$1,057,365	$(487,923)	$—	$1,191,271

	Nine Months Ended August 23, 2020
	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 24, 2019	$394	$657,659	$1,310,464	$(404,986)	$8,026	$1,571,557
Net loss	—	—	(183,811)	—	—	(183,811)
Other comprehensive loss, net of tax	—	—	—	(28,493)	—	(28,493)
Stock-based compensation and dividends, net	6	37,460	(224)	—	—	37,242
Employee stock purchase plan	—	6,171	—	—	—	6,171
Repurchase of common stock	(3)	—	(56,240)	—	—	(56,243)
Tax withholdings on equity awards	—	(79,858)	—	—	—	(79,858)
Changes in ownership of noncontrolling interest	—	—	(8,809)	—	(8,026)	(16,835)
Cumulative effect of the adoption of new accounting standards	—	—	59,624	(54,444)	—	5,180
Cash dividends declared ($0.16 per share)	—	—	(63,639)	—	—	(63,639)
Balance at August 23, 2020	$397	$621,432	$1,057,365	$(487,923)	$—	$1,191,271

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 29, 2021	August 23, 2020

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$400,556	$(183,811)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,575	104,997
Property, plant, equipment, and right-of-use asset impairments	12,847	60,968
Loss on early extinguishment of debt	30,338	—
Stock-based compensation	46,646	37,242
(Recoveries) credit losses and accounts receivable allowances	(576)	10,697
Benefit from deferred income taxes	(71,044)	(87,871)
Other, net	16,688	8,035
Change in operating assets and liabilities, net of effect of acquisition:
Trade receivables	(133,015)	219,779
Inventories	(92,094)	(47,289)
Accounts payable	177,873	100,789
Accrued salaries, wages and employee benefits and long-term employee related benefits	67,190	(82,497)
Other current and non-current assets	(180,867)	(60,130)
Other current and long-term liabilities	118,735	159,956
Net cash provided by operating activities	498,852	240,865
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(108,431)	(89,487)
Payments for business acquisition	(1,076)	(54,282)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(18,533)	17,636
Payments to acquire short-term investments	(89,072)	(67,458)
Proceeds from sale, maturity and collection of short-term investments	89,368	75,863
Net cash used for investing activities	(127,744)	(117,728)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500,000	502,500
Repayments of long-term debt	(800,000)	—
Proceeds from senior revolving credit facility	—	300,000
Repayments of senior revolving credit facility	—	(300,000)
Other short-term borrowings, net	(10,460)	16,671
Payment of debt extinguishment costs	(20,000)	—
Payment of debt issuance and refinancing costs	(10,663)	(6,459)
Proceeds from issuance of common stock and employee stock purchase	5,575	6,173
Repurchase of common stock	—	(56,243)
Repurchase of shares surrendered for tax withholdings on equity awards	(79,739)	(79,857)
Payments to noncontrolling interests	—	(16,090)
Dividend to stockholders	(72,256)	(63,639)
Other financing, net	(2,069)	(535)
Net cash (used for) provided by financing activities	(489,612)	302,521
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,112)	(6,914)
Net (decrease) increase in cash and cash equivalents and restricted cash	(120,616)	418,744
Beginning cash and cash equivalents, and restricted cash	1,497,648	934,753
Ending cash and cash equivalents, and restricted cash	1,377,032	1,353,497
Less: Ending restricted cash	(407)	(455)
Ending cash and cash equivalents	$1,376,625	$1,353,042

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$42,563	$33,255
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$30,715	$38,036
Cash paid for income taxes during the period, net of refunds	50,089	34,657
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Management believes the disclosures are adequate to make the information presented in the unaudited consolidated financial statements not misleading. The results of operations for the three and nine months ended August 29, 2021 may not be indicative of the results to be expected for any other interim period or the year ending November 28, 2021.
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
During fiscal year 2021, many COVID-19 related restrictions on store business hours and customer capacity in many parts of the world eased and social events resumed. Consumer traffic in many markets progressively improved and as of quarter end, approximately 95% of company-operated stores were open globally. Within the Company's Americas and Europe regions, net revenues in most markets have fully recovered as net revenues in these regions were higher in the third quarter of 2021 as compared to the pre-pandemic third quarter in 2019. Markets within the Company's Asia region continued to experience temporary store closures and other COVID-19 related restrictions along with reduced consumer confidence due to COVID-19

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

resurgences and the emergence of new variants.
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
Inventory Valuation and Adverse Purchase Commitments
The Company values inventory at the lower of cost or net realizable value. Net realizable value is determined by estimating expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences. During the nine-month period ended August 29, 2021, there was a $2.3 million net reduction in COVID-19 related inventory reserves recognized. During the three-month period ended August 23, 2020, a net reduction of $1.8 million in COVID-19 related inventory reserves was recognized. During the nine-month period ended August 23, 2020, $48.1 million in incremental inventory reserves were recognized upon the onset of COVID-19. All COVID-19 related impacts on inventory valuation were recognized within "Cost of goods sold" in the accompanying consolidated statements of operations.
The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and an initial charge for estimated adverse purchase commitments was recorded in the second quarter of fiscal year 2020. During the three-month and nine-month periods ended August 29, 2021, the Company recorded a net reduction of $0.7 million and $12.8 million, respectively, in charges for inventory purchase commitments based on updated demand and actual claims received from suppliers, as compared to a net reduction in charges of $6.1 million recorded during the three-month period ended August 23, 2020 and net incremental charges of $29.8 million recognized upon the onset of COVID-19 during the nine-month period ended August 23, 2020. All COVID-19 related impacts on inventory purchase commitments were recognized within "Cost of goods sold" in the accompanying consolidated statements of operations. As of August 29, 2021 and November 29, 2020, adverse purchase commitments of $6.1 million and $25.5 million, respectively, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. During the nine-month period ended August 29, 2021, a net reduction of $12.5 million in allowances related to customer receivables was recorded as a result of a change in customers' financial condition, actual and anticipated bankruptcies and other associated claims. During the three-month period ended August 23, 2020, a net reduction of $6.6 million in allowances related to customer receivables was recorded. During the nine-month period ended August 23, 2020, $21.0 million in charges were recognized upon the onset of the COVID-19 pandemic.
The allowance for credit losses was $12.8 million and $14.7 million as of August 29, 2021 and November 29, 2020, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

Long-Lived Assets
The Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Expected future cash flows decreased due to the COVID-19 related impact on foot traffic and consumer spending trends. The Company recorded $5.7 million and $11.3 million in impairment charges in the three-month and nine-month periods ended August 29, 2021, respectively, related to the impairment of certain store right-of-use and other store assets. During the three-month period ended August 23, 2020, there were no additional impairment charges recorded. During the nine-month period ended August 23, 2020, the Company recorded $54.1 million of non-cash impairment charges, of which $43.0 million and $11.1 million were related to the impairment of certain store right-of-use and other store assets, respectively. An additional $6.3 million was recognized related to other property and equipment. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations.
Property, plant and equipment, net includes accumulated depreciation of $1.1 billion and $1.1 billion as of August 29, 2021 and November 29, 2020, respectively.
Right-of-Use Assets and Lease Liabilities
In June 2021, the Company communicated the intention to extend the lease contract for Levi's Plaza, the Company's primary corporate headquarters in San Francisco. As a result of expecting an additional 10 year term commencing in 2023, approximately $170 million of right-to-use assets and lease liabilities were recognized, subject to negotiation with landlord, in the accompanying consolidated balance sheets.
For the nine-month period ending August 29, 2021 and August 23, 2020, operating lease right-of-use assets obtained in exchange for new operating lease liabilities totaled $359.1 million and $111.2 million, respectively.
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
Share Repurchases
In January 2020, the Company's Board of Directors (the "Board") approved a share repurchase program that authorizes the repurchase of up to $100.0 million of the Company's Class A common stock. During the six months ended May 24, 2020, 3.0 million shares were repurchased for $56.2 million, plus broker's commissions, in the open market and the share repurchase program was suspended. In October 2021, subsequent to the Company's quarter end, the Board approved a share repurchase program that authorizes the repurchase of up to $200.0 million of the Company's Class A common stock.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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
Reclassification
Certain insignificant amounts on the consolidated statements of cash flow have been conformed to the August 29, 2021 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	August 29, 2021	November 29, 2020

	(Dollars in thousands)

Raw materials	$4,165	$3,882
Work-in-progress	3,215	4,725
Finished goods	894,966	809,085
Total inventories	$902,346	$817,692
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 29, 2021			November 29, 2020
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$80,201	$80,201	$—	$71,184	$71,184	$—
Short-term investments in marketable securities	95,511	—	95,511	96,531	—	96,531
Derivative instruments(3)	12,935	—	12,935	4,904	—	4,904
Total	$188,647	$80,201	$108,446	$172,619	$71,184	$101,435
Financial liabilities carried at fair value
Derivative instruments(3)	6,372	—	6,372	10,735	—	10,735
Total	$6,372	$—	$6,372	$10,735	$—	$10,735
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 29, 2021		November 29, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)(2)	$200,360	$204,055	$990,280	$1,016,169
3.375% senior notes due 2027(1)	562,034	579,326	564,312	583,227
3.50% senior notes due 2031(1)	502,183	513,274	—	—
Short-term borrowings	7,516	7,516	17,648	17,648
Total	$1,272,093	$1,304,171	$1,572,240	$1,617,044
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
(2)Subsequent to quarter end, on September 30, 2021, the Company used cash on hand to redeem the remaining $200.0 million of the 5.00% senior notes due 2025. Refer to Note 6 for more information.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other (expense) income, net" in the Company’s consolidated statements of operations.
As of August 29, 2021, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $833.4 million were contracts to buy and $401.3 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2023.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 29, 2021			November 29, 2020
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$7,777	$—	$7,777	$1,489	$—	$1,489
Foreign exchange risk cash flow hedges(2)	—	(4,433)	(4,433)	—	(5,036)	(5,036)
Total	$7,777	$(4,433)		$1,489	$(5,036)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$12,937	$(7,779)	$5,158	$4,902	$(1,487)	$3,415
Forward foreign exchange contracts(2)	4,438	(6,377)	(1,939)	5,035	(10,734)	(5,699)
Total	$17,375	$(14,156)		$9,937	$(12,221)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(558,173)		$—	$(565,820)
_____________
(1)Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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

	August 29, 2021			November 29, 2020
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$25,151	$(7,735)	$17,416	$11,426	$(6,578)	$4,848
Financial liabilities	(18,588)	7,735	(10,853)	(17,257)	6,578	(10,679)
Total			$6,563			$(5,831)
The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income(1)
	As of August 29, 2021	As of November 29, 2020	Three Months Ended		Nine Months Ended
			August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands)
Foreign exchange risk contracts	$2,334	$(11,896)	$(5,322)	$4,446	$(16,415)	$9,869
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(71,089)	(78,736)	—	—	—	—
Cumulative income taxes	25,500	31,350	—	—	—	—
Total	$(58,429)	$(74,456)
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
There was no hedge ineffectiveness for the nine months ended August 29, 2021. Within the next 12 months, a $2.5 million gain from cash flow hedges is expected to be reclassified from AOCI into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$(2,093)	$1,325	$(2,678)	$(270)
Cost of goods sold	$(3,229)	$3,121	$(13,737)	$10,139
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other (expense) income, net" in the Company's consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands)
Realized (loss) gain	$(11,059)	$979	$(10,362)	$12,068
Unrealized (loss) gain	8,658	(11,692)	6,234	(1,954)
Total	$(2,401)	$(10,713)	$(4,128)	$10,114

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	August 29, 2021	November 29, 2020

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$77,284	$80,272
Accrued interest payable	21,552	8,235
Accrued rent	24,494	22,045
Fabric liabilities	6,123	25,493
Fair value derivatives	5,976	10,390
Taxes other than income taxes payable	45,893	34,555
Other	274,604	296,011
Total other accrued liabilities	$455,926	$477,001

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

NOTE 6: DEBT
The following table presents the Company's debt:

	August 29, 2021	November 29, 2020

	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$197,082	$986,252
3.375% senior notes due 2027	553,332	560,448
3.50% senior notes due 2031	492,899	—
Total long-term debt	$1,243,313	$1,546,700
Short-term debt
Short-term borrowings	7,485	17,631
Total debt	$1,250,798	$1,564,331

Issuance of Senior Notes due 2031 and Redemption of Senior Notes Due 2025
In February 2021, the Company issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2031 (the "Senior Notes due 2031") to qualified institutional buyers and to purchasers outside the United States. In March 2021, the Company used the proceeds plus cash on hand to redeem $800.0 million of the 5.00% Senior Notes due 2025 and recorded a net loss on the early extinguishment of debt of $30.1 million, which included $20.0 million of call premium on the retired debt. On September 30 2021, subsequent to the Company's quarter end, $200.0 million of cash on hand was used to redeem the remaining 5.00% Senior Notes due 2025. In the fourth quarter of 2021, a net loss on the early extinguishment of debt of approximately $6.2 million will be recorded and will include approximately $3.3 million of call premium on the retired debt.
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
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. As of August 29, 2021, the Company was in compliance with these covenants.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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
The Company's unused availability under the Credit Facility was $716.4 million at August 29, 2021, as the Company's total availability of $728.8 million was reduced by $12.4 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 29, 2021 was 4.12% and 4.34%, respectively, as compared to 4.78% and 4.65%, respectively, during the same periods of 2020.
NOTE 7: EMPLOYEE BENEFIT PLANS
The following table summarizes the total net periodic benefit cost for the Company's defined pension plans and postretirement benefit plans:

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands)
Net periodic benefit (income) cost:
Pension benefits	$(453)	$1,830	$(1,690)	$5,186
Postretirement benefits	332	509	995	1,528
Net periodic benefit (income) cost	$(121)	$2,339	$(695)	$6,714

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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
For the three-month and nine-month periods ended August 29, 2021, the Company recognized a net reduction in restructuring charges of $3.6 million and incremental restructuring charges of $11.1 million, respectively, as compared to restructuring charges of $1.1 million and $68.4 million for the same periods in fiscal year 2020. These charges are recorded on a separate line item in the Company's consolidated statements of operations. The charges primarily relate to employee-related severance benefits, originally based on separation benefits provided by Company policy or statutory benefit plans. As of August 29, 2021, $101.5 million of restructuring charges related to this initiative have been recorded to date.
The following tables summarize the activities associated with restructuring liabilities for the three and nine months ended August 29, 2021 and August 23, 2020. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations. As of August 29, 2021, $30.2 million and $2.1 million were classified as "Restructuring liabilities" and "Other long-term liabilities", respectively, within the Company's consolidated balance sheets.

	Three Months Ended August 29, 2021
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	May 30, 2021				August 29, 2021

	(Dollars in thousands)
Severance, employee-related benefits and other	$48,001	$(3,973)	$(11,701)	$(69)	$32,258
_____________
(1)Excludes $0.4 million in pension and postretirement curtailment losses recorded in AOCI for the three-month period ended August 29, 2021.

	Nine Months Ended August 29, 2021
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 29, 2020				August 29, 2021

	(Dollars in thousands)
Severance, employee-related benefits and other	$61,021	$8,520	$(37,263)	$(20)	$32,258
_____________
(1)Excludes $2.6 million in pension and postretirement curtailment losses recorded in AOCI for the nine-month period ended August 29, 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

	Three Months Ended August 23, 2020
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	May 24, 2020				August 23, 2020

	(Dollars in thousands)
Severance, employee-related benefits and other	$65,878	$550	$(5,138)	$182	$61,472
_____________
(1)Excludes $0.6 million in pension and postretirement curtailment losses recorded in AOCI for the three-month period ended August 23, 2020.

	Nine Months Ended August 23, 2020
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 24, 2019				August 23, 2020

	(Dollars in thousands)
Severance, employee-related benefits and other	$—	$66,428	$(5,138)	$182	$61,472
_____________
(1)Excludes $2.0 million in pension and postretirement curtailment losses recorded in AOCI for the nine-month period ended August 23, 2020.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its operating regions and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of August 29, 2021, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and incremental liabilities for the estimated adverse purchase commitments were recorded beginning in the second quarter of fiscal 2020. As of August 29, 2021, adverse purchase commitments of $6.1 million, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the accompanying consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

NOTE 10: DIVIDEND
Dividends are declared at the discretion of the Board. In January, April and July 2021, the Company declared cash dividends of $0.04, $0.06 and $0.08 per share, respectively, to holders of record of its Class A and Class B common stock. Dividends in the amount of $32.2 million and $72.3 million were paid during the three and nine months ended August 29, 2021, respectively.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, the Board declared a cash dividend of $0.08 per share to holders of record of its Class A and Class B common stock at the close of business on October 29, 2021, for a total quarterly dividend of approximately $32 million.
NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	August 29, 2021	November 29, 2020	August 23, 2020

	(Dollars in thousands)
Pension and postretirement benefits	$(217,456)	$(222,345)	$(257,676)
Derivative instruments	(58,429)	(74,456)	(72,420)
Foreign currency translation losses	(175,200)	(158,641)	(169,024)
Unrealized gains on marketable securities	19,268	13,996	11,197
Accumulated other comprehensive loss	$(431,817)	$(441,446)	$(487,923)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. Refer to Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended August 29, 2021
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$606,294	$280,900	$83,522	$970,716
Direct-to-consumer	231,682	213,581	81,603	526,866
Total net revenues	$837,976	$494,481	$165,125	$1,497,582

	Nine Months Ended August 29, 2021
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,551,791	$778,009	$282,159	$2,611,959
Direct-to-consumer	642,542	510,850	313,804	1,467,196
Total net revenues	$2,194,333	$1,288,859	$595,963	$4,079,155

	Three Months Ended August 23, 2020(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$404,529	$222,777	$41,484	$668,790
Direct-to-consumer	145,269	167,596	81,430	394,295
Total net revenues	$549,798	$390,373	$122,914	$1,063,085

	Nine Months Ended August 23, 2020(1)
	Americas	Europe	Asia	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,071,835	$569,918	$204,087	$1,845,840
Direct-to-consumer	506,271	462,421	252,221	1,220,913
Total net revenues	$1,578,106	$1,032,339	$456,308	$3,066,753
_____________
(1)For the three month and nine month periods ended August 23, 2020, net revenues from both channels were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter when the majority of company-operated and wholesale customer doors were temporarily closed.. See Note 1 for more information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 29, 2021 and November 29, 2020.
NOTE 13: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(2,401)	$(10,712)	$(4,128)	$10,114
Foreign currency transaction gains (losses)(2)	4,227	(3,052)	(334)	(25,138)
Interest income	689	1,547	1,796	7,685
Investment income	533	501	2,499	1,244
Other, net	1,799	(558)	5,387	(2,174)
Total other income (expense), net	$4,847	$(12,274)	$5,220	$(8,269)
_____________
(1)Gains and losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates. Losses in the three-month period ended August 23, 2020 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Mexican Peso, Canadian Dollar and Australian Dollar. Gains in the nine-month period ended August 23, 2020 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and Mexican Peso, partially offset by an unfavorable position on the British Pound.
(2)Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month and nine-month periods August 23, 2020 were primarily due to the weakening of most major currencies against the U.S. dollar.
NOTE 14: INCOME TAXES
The Company's effective income tax rate was 4.8% for the three months ended August 29, 2021 and reflects a $9.7 million income tax expense recorded on $203.0 million of income before income taxes. The effective income tax rate for the three months ended August 23, 2020 was 47.6% and reflects a $24.6 million income tax expense recorded on $51.6 million of income before income taxes. The lower effective tax rate in 2021 was primarily driven by benefit from the foreign derived intangible income deduction on an internal restructuring. The higher effective tax rate in the prior year resulted from a reduction of the U.S. federal net operating loss available to carryback.
The Company's effective income tax rate was 3.1% for the nine months ended August 29, 2021 and reflects a $12.8 million income tax expense recorded on $413.4 million of income before income taxes. The effective income tax rate for the nine months ended August 23, 2020 was 24.0% and reflects a $57.9 million income tax benefit recorded on $241.7 million of losses before income taxes. The effective tax rate for the nine months ended August 29, 2021 was favorably impacted by tax benefit attributable to employees exercising stock-based equity awards and the foreign derived intangible income deduction that was not available in prior year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

NOTE 15: EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss)	$193,333	$27,049	$400,556	$(183,811)
Denominator:
Weighted-average common shares outstanding - basic	402,957,370	397,711,322	401,526,123	397,010,522
Dilutive effect of stock awards	10,148,049	9,966,063	9,954,858	—
Weighted-average common shares outstanding - diluted	413,105,419	407,677,385	411,480,981	397,010,522
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.48	$0.07	$1.00	$(0.46)
Diluted	$0.47	$0.07	$0.97	$(0.46)
Anti-dilutive securities excluded from calculation of diluted earnings (loss) per share attributable to common stockholders	335,849	3,214,295	406,362	—
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
NOTE 16: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer, and Marc Rosen, Executive Vice President and President of Levi Strauss Americas, are members of the Board of Directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and nine months ended August 29, 2021, the Company donated $0.3 million and $3.1 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $9.5 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020(1)(2)	August 29, 2021	August 23, 2020(1)(2)

	(Dollars in thousands)
Net revenues:
Americas	$837,976	$549,798	$2,194,333	$1,578,106
Europe	494,481	390,373	1,288,859	1,032,339
Asia	165,125	122,914	595,963	456,308
Total net revenues	$1,497,582	$1,063,085	$4,079,155	$3,066,753
Operating income (loss):
Americas	$202,923	$92,294	$486,192	$178,585
Europe	139,952	87,611	308,786	152,290
Asia	(16,391)	(23,301)	19,905	(19,132)
Regional operating income (loss)	326,484	156,604	814,883	311,743
Corporate:
Restructuring	(3,615)	1,071	11,123	68,442
Other corporate staff costs and expenses	113,789	63,208	303,872	420,438
Corporate expenses	110,174	64,279	314,995	488,880
Total operating income (loss)	216,310	92,325	499,888	(177,137)
Interest expense	(18,118)	(28,437)	(61,361)	(56,337)
Loss on early extinguishment of debt	—	—	(30,338)	—
Other income (expense), net	4,847	(12,274)	5,220	(8,269)
Income (loss) before income taxes	$203,039	$51,614	$413,409	$(241,743)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 2021

NOTE 18: SUBSEQUENT EVENTS
Acquisition of Beyond Yoga
On September 21, 2021, the Company completed the acquisition of Beyond Yoga for $403 million, funded entirely by cash on hand. The Company believes that this acquisition will allow entry into the activewear category, complementing the Company's growing women’s business and enable the allocation of global resources and infrastructure to significantly expand Beyond Yoga, building on its largely digital ecosystem. The Company will account for this acquisition as a business combination.

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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co. and Denizen brands. In September 2021, we acquired Beyond Yoga, which is a premium athletic and lifestyle apparel brand.
Our business is operated through three geographic regions that comprise our three reporting segments: Americas, Europe and Asia (which includes the Middle East and Africa). We service consumers through our global infrastructure, developing, sourcing, and marketing our products around the world.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized, and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. Seen as the khaki leader, Dockers has returned to its California roots and is bringing a full range of casual, versatile styles for men and women to show up with cool confidence everyday. The Signature by Levi Strauss & Co. and Denizen brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices. The newly acquired Beyond Yoga brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 29, 2021, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,000 brand-dedicated stores and shop-in-shops. As of August 29, 2021, we had 1,058 company-operated stores located in 37 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Due to the continued outbreaks in COVID-19 cases in various parts of the world, primarily within Asia, approximately 10% of our owned and operated retail stores were temporarily closed throughout the quarter. See "Impact of COVID-19 on our Business" below.
Our Europe and Asia businesses, collectively, contributed 46% of our net revenues and 40% of our regional operating income in the first nine months of 2021, as compared to 49% of our net revenues and 43% of our regional operating income in the same period in 2020. Sales of Levi’s® brand products represented 87% of our total net sales in the first nine months of both 2021 and 2020.
Our wholesale channel generated 64% and 60% of our net revenues in the first nine months of 2021 and 2020, respectively. Our DTC channel generated 36% and 40% of our net revenues in the first nine months of 2021 and 2020, respectively, with sales through our company operated e-commerce sites representing 21% and 22% of DTC channel net revenues in the first nine months of 2021 and 2020, and 8% and 9% of total net revenues in the first nine months of 2021 and 2020, respectively. Our global digital business, which includes our e-commerce site as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only wholesalers) grew to represent approximately 20% of our total net revenues in the third quarter of fiscal 2021, versus approximately 25% of our net revenues in the third quarter of fiscal 2020.
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
During the second half of fiscal year 2020, as global management of the COVID-19 pandemic evolved and government restrictions were removed or lightened, company-operated and third-party retail locations reopened and substantially all stores were open by the end of the third quarter. In the fourth quarter of fiscal year 2020, a global resurgence in COVID-19 cases led to the temporary closure of some of our stores, yet our overall operations improved from when initial estimates were made resulting in the reduction of the inventory and receivable related charges initially recognized in the second quarter. Additional charges were recognized in the fourth quarter due the continuation of our restructuring initiative. As a result, $250.0 million in total charges were recognized during fiscal year 2020, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million.
During fiscal year 2021, many COVID-19 related restrictions on store business hours and customer capacity in many parts of the world eased and social events resumed. As markets reopened, consumers returned to stores and as of quarter end, approximately 95% of company-operated stores were open globally. Within our Americas and Europe regions, consumer demand was strong as net revenues in these regions were higher as compared to the pre-pandemic third quarter in 2019. Markets within our Asia region continued to experience temporary store closures and other COVID-19 related restrictions along with reduced consumer confidence due to COVID-19 resurgences.
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
Although the global distribution of the vaccine continues to progress and many government-imposed restrictions have been lightened or removed, the future impact of the COVID-19 pandemic remains highly uncertain. Resurgences of COVID-19 cases continue and the emergence of new variants have led to reduced consumer confidence and changes in shopping patterns adversely impacting store traffic as more consumers are either not shopping or choosing to shop online. Consequently, our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted, including as a result of:
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
For the three-month and nine-month periods ended August 29, 2021, we recognized a net reduction in restructuring charges of $3.6 million and net incremental restructuring charges of $11.1 million, respectively, as compared to restructuring charges of $1.1 million and $68.4 million for the same periods in 2020. These charges are recorded on a separate line item in our consolidated statements of operations. Within the consolidated balance sheets as of August 29, 2021, we had $30.2 million and $2.1 million in restructuring liabilities and other long-term liabilities, respectively. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans and are expected to be paid through 2021.
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
•The diversification of our business model across regions, channels, brands, and categories affects our gross margin. For example, if our sales in higher gross margin business regions, channels, brands and categories grow at a faster rate than in our lower gross margin business regions, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in Europe is generally higher than in our other two regional operating segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
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
•There has been increased focus from our stakeholders, including consumers, employees and investors, on corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change. We expect that stakeholder expectations with respect to ESG expectations will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.
These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations for the three-month and nine-month periods ended August 29, 2021 and August 23, 2020; however, our business could be affected by inflation in the future which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.
Our Third Quarter 2021 Results

•Net revenues. Consolidated net revenues increased 40.9% on a reported basis and 38.0% on a constant-currency basis compared to the third quarter of fiscal 2020. The increase was primarily due to the adverse impacts of the COVID-19 pandemic in the third quarter of 2020, including reduced traffic and ongoing closures of company-operated and wholesale customer retail locations for portions of the quarter and in certain markets.
•Operating income. We recognized consolidated operating income of $216.3 million, an increase from operating income of $92.3 million in the third quarter of 2020. The increase is due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year reflecting higher administration, advertising and selling expenses due to the increase in sales volume and improved overall company performance.
•Net income. We recognized net income of $193.3 million as compared to $27.0 million in the third quarter of 2020. The increase is due to the increase in operating income described above. Additionally, we recognized foreign currency exchange losses in the prior year, and in the current year, incurred a lower tax rate and lower interest expense reflecting our debt refinancing and repayment activity.
•Adjusted EBIT. Adjusted EBIT was $221.8 million as compared to an Adjusted EBIT of $84.2 million in the third quarter of 2020. The increase is due to higher net revenues and Adjusted gross margin partially offset with higher

Adjusted SG&A expenses in the current year reflecting higher administration, advertising and selling expenses due to the increase in sales volume and improved overall company performance.
•Adjusted net income. Compared to the third quarter of 2020, Adjusted net income was $197.4 million as compared to an Adjusted net income of $31.3 million. The increase is due to the increase in Adjusted EBIT described above. Additionally, we recognized foreign currency exchange losses in the prior year, and in the current year, incurred a lower tax rate and lower interest expense reflecting our debt refinancing and repayment activity.
•Diluted earnings per share. Compared to the third quarter of 2020, diluted earnings per share were $0.47 as compared to diluted earnings per share of $0.07 due to the increase in net income described above.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $0.48 compared to Adjusted diluted earnings per share of $0.08 in the third quarter of 2020, due to the increase in Adjusted net income described above.
Our Year-to-Date 2021 Results
•Net revenues. Consolidated net revenues increased 33.0% on a reported basis and 29.6% on a constant-currency basis compared to the first nine months of 2020. The increase was primarily due to the adverse impacts of the COVID-19 pandemic in the second and third quarter of 2020, including temporary store closures of company-operated and wholesale customer retail locations.
•Operating income (loss). We recognized consolidated operating income of $499.9 million as compared to an operating loss of $177.1 million in the first nine months of 2020. The increase is due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year reflecting higher administration, advertising and selling expenses due to the increase in sales volume and improved overall company performance. The prior year also included the recognition of $231.0 million in incremental COVID-19 charges.
•Net income (loss). We recognized net income of $400.6 million as compared to a net loss of $183.8 million. The increase is due to the increase in operating income (loss) described above. Additionally, we recognized $30.3 million in incremental costs in the current year related to the early extinguishment of debt.
•Adjusted EBIT. Adjusted EBIT was $510.4 million for the first nine months of 2021 compared to Adjusted EBIT of $67.7 million for the first nine months of 2020. The increase was primarily due to higher net revenues and higher Adjusted gross margin in the current year partially offset with higher Adjusted SG&A expenses reflecting higher administration, advertising and selling expenses due to the increase in sales volume and improved overall company performance.
•Adjusted net income. Compared to the first nine months of 2020, Adjusted net income was $431.2 million as compared to Adjusted net income of $2.3 million. The increase was primarily due to the increase in Adjusted EBIT described above.
•Diluted earnings (loss) per share. Diluted earnings per share were $0.97 compared to diluted loss per share of $0.46 in the third quarter of 2020 due to the increase in net income (loss) described above.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $1.05 compared to Adjusted diluted earnings per share of $0.01 in the third quarter of 2020, due to the increase in Adjusted net income described above.
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
Due to the uncertainty surrounding the continued impact of the COVID-19 pandemic, our results of operations for the three-month and nine-month periods ended August 29, 2021 and August 23, 2020 are not necessarily indicative of those for a full fiscal year.

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

Results of Operations for Three and Nine Months Ended August 29, 2021, as Compared to Comparable Periods in 2020
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,497.6	$1,063.1	40.9%	100.0%	100.0%	$4,079.2	$3,066.8	33.0%	100.0%	100.0%
Cost of goods sold	635.4	485.7	30.8%	42.4%	45.7%	1,706.8	1,480.4	15.3%	41.8%	48.3%
Gross profit	862.2	577.4	49.3%	57.6%	54.3%	2,372.4	1,586.4	49.5%	58.2%	51.7%
Selling, general and administrative expenses	649.5	484.0	34.2%	43.4%	45.5%	1,861.4	1,695.1	9.8%	45.6%	55.3%
Restructuring charges, net	(3.6)	1.1	*	(0.2)%	0.1%	11.1	68.4	(83.8)%	0.3%	2.2%
Operating income (loss)	216.3	92.3	134.3%	14.4%	8.7%	499.9	(177.1)	*	12.3%	(5.8)%
Interest expense	(18.1)	(28.4)	36.3%	(1.2)%	(2.7)%	(61.4)	(56.3)	(9.1)%	(1.5)%	(1.8)%
Loss on early extinguishment of debt	—	—	*	—%	—	(30.3)	—	*	(0.7)	—
Other income (expense), net	4.8	(12.3)	139.0%	0.3%	(1.2)%	5.2	(8.3)	162.7%	0.1%	(0.3)%
Income (loss) before income taxes	203.0	51.6	*	13.6%	4.9%	413.4	(241.7)	*	10.1%	(7.9)%
Income tax expense (benefit)	9.7	24.6	(60.6)%	0.6%	2.3%	12.8	(57.9)	122.1%	0.3%	(1.9)%
Net income (loss)	$193.3	$27.0	*	12.9%	2.5%	$400.6	$(183.8)	*	9.8%	(6.0)%
Earnings (loss) per common share attributable to common stockholders:
Basic	$0.48	$0.07	*	*	*	$1.00	$(0.46)	*	*	*
Diluted	$0.47	$0.07	*	*	*	$0.97	$(0.46)	*	*	*
Weighted-average common shares outstanding:
Basic	403.0	397.7	1.3%	*	*	401.5	397.0	1.1%	*	*
Diluted	413.1	407.7	1.3%	*	*	411.5	397.0	3.7%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 29, 2021	August 23, 2020	As Reported	Constant Currency	August 29, 2021	August 23, 2020	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Americas	$838.0	$549.8	52.4%	50.6%	$2,194.3	$1,578.1	39.0%	38.6%
Europe	494.5	390.4	26.7%	23.5%	1,288.9	1,032.4	24.8%	18.2%
Asia	165.1	122.9	34.3%	29.1%	596.0	456.3	30.6%	25.5%
Total net revenues	$1,497.6	$1,063.1	40.9%	38.0%	$4,079.2	$3,066.8	33.0%	29.6%

Total net revenues increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 29, 2021, as compared to the same period in 2020.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas region increased for the three-month and nine-month periods ended August 29, 2021, with currency translation affecting net revenues favorably by approximately $7 million and $5 million, respectively.
The increase in net revenues for the three-month period ended August 29, 2021 was driven by increased revenues across both our wholesale and DTC channels as the adverse impacts of COVID-19 significantly impacted the third quarter of 2020. Wholesale channel revenue increased due to higher sales to both our U.S. and international wholesale customers as most locations were open during the third quarter of 2021 as compared to third quarter of 2020, when most locations were closed for part or all of the quarter. The growth in U.S. wholesale revenue was across our brands driven by increased products sold to both our traditional and digital wholesale customers.
The increase in DTC revenue was due to the adverse impact of COVID-19 in the prior year, as most company-operated stores were closed for varying periods of time throughout the third quarter of 2020. For the three-month period ended August 29, 2021, the majority of our company-operated stores in the region were open with most of our mainline stores reaching pre-pandemic traffic levels. Additionally, we benefited from 20 more stores in operation as of August 29, 2021 as compared to August 23, 2020. Compared to the third quarter of fiscal 2020, e-commerce revenue decreased due to lower traffic to our site as more customers returned to in-store shopping.
The increase in net revenues for the nine-month period ended August 29, 2021 was due to the adverse impacts of the COVID-19 pandemic in second and third quarter of fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations. The 2020 period also benefited from the inclusion of non-comparable net revenues from the week of Black Friday.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 29, 2021, with currency translation affecting net revenues favorably by approximately $10 million and $58 million, respectively.
Net revenues for the three-month period ended August 29, 2021 increased across both channels as COVID-19 significantly impacted the third quarter of fiscal 2020. Wholesale channel revenue increased as a larger number of stores were open during the third quarter of 2021 as compared to the same period in 2020 when many stores were closed for part or all of the quarter as a result of the COVID-19 pandemic. Sales to our digital wholesale customers increased in comparison to the third quarter of fiscal 2020.
The increase in DTC revenue was primarily due the majority of our company-operated stores being open and operating during the third quarter of 2021, in comparison to the third quarter of 2020 when many of our company operated stores were closed for varying periods of time as a result of the COVID-19 pandemic. Additionally, we benefited from 16 more stores in operation as of August 29, 2021 as compared to August 23, 2020. E-commerce revenue also grew compared to the third quarter of fiscal 2020, as a result of increased dollars spent per order.

The increase in net revenues for the nine-month period ended August 29, 2021 was primarily due to the adverse impacts of the COVID-19 pandemic in the second and third quarter of fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 29, 2021, with currency affecting net revenues favorably by approximately $5 million and $18 million, respectively.
Net revenues increased for the three-month period ended August 29, 2021 primarily driven by the wholesale channel, as a larger portion of wholesale customer locations were open and operating in the third quarter of 2021, as compared to the same period in 2020 where many locations were closed, particularly in India, as a result of the COVID-19 pandemic. This was partially offset with a decrease in DTC revenue driven from lower sales in our company-operated stores as some markets experienced COVID-19 resurgences impacting store traffic, including restrictions on operating hours and occupancy as well as temporary store closures more widespread than the same quarter in prior year. Additionally, there were 2 less stores in operation as of August 29, 2021 as compared to August 23, 2020. E-commerce revenue grew compared to the third quarter of fiscal 2020, as a result of increased traffic.
The increase in net revenues for the nine-month period ended August 29, 2021 was primarily due to the adverse impacts of the COVID-19 pandemic in the second and third quarter of fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,497.6	$1,063.1	40.9%	$4,079.2	$3,066.8	33.0%
Cost of goods sold	635.4	485.7	30.8%	1,706.8	1,480.4	15.3%
Gross profit	$862.2	$577.4	49.3%	$2,372.4	$1,586.4	49.5%
Gross margin	57.6%	54.3%		58.2%	51.7%

Currency translation favorably impacted gross profit by approximately $11 million and $45 million for the three-month and nine-month periods ended August 29, 2021, respectively.
For the three-month period ended August 29, 2021, the increase in gross margin was primarily due a higher proportion of sales in our DTC channel, which has higher margins. The fiscal 2020 period also included $7.9 million in reductions in COVID-19 related inventory costs, attributing 0.7 percentage points of the 3.3 percentage point increase.
The increase in gross margin for the nine-month period ended August 29, 2021 was primarily due to a higher proportion of sales in our DTC channel, which has higher margins, favorable product mix within our retail and wholesale channels, and price increases. Additionally, there were $78.7 million of COVID-19 related inventory charges recognized in the prior year, attributing to 2.6 percentage points of the 6.5 percentage point increase.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$273.0	$234.7	16.3%	18.2%	22.1%	$808.9	$760.3	6.4%	19.8%	24.8%
Advertising and promotion	95.9	56.4	70.0%	6.4%	5.3%	271.3	217.8	24.6%	6.7%	7.1%
Administration	123.5	71.2	73.5%	8.2%	6.7%	358.1	239.9	49.3%	8.8%	7.8%
Other	151.4	125.8	20.3%	10.1%	11.8%	424.3	393.2	7.9%	10.4%	12.8%
COVID-19 related charges	5.7	(4.1)	239.0%	0.4%	(0.4)	(1.2)	83.9	(101.4)%	—%	2.7%
Total SG&A	$649.5	$484.0	34.2%	43.4%	45.5%	$1,861.4	$1,695.1	9.8%	45.6%	55.3%

Currency translation impacted SG&A unfavorably by approximately $10 million and $43 million for the three-month and nine-month periods ended August 29, 2021, respectively.
Selling.   Currency translation impacted selling expenses unfavorably by approximately $6 million and $25 million for the three-month and nine-month periods ended August 29, 2021, respectively. For the three-month and nine-month periods ended August 29, 2021, higher selling expenses is primarily due to the majority of our company-operated stores being open and operating during the third quarter of 2021, in comparison to substantially all of our company-operated stores being temporarily closed for varying periods of time throughout the third quarter of 2020. The increase was partially offset with lower costs due to the cost-savings actions initiated in the second quarter of fiscal year 2020 in response to COVID-19.
Advertising and promotion. Currency translation did not have a significant impact on advertising and promotion expenses for the three-month period ended August 29, 2021 and had an unfavorable impact of $6 million for the nine-month period ended August 29, 2021. The increase in advertising and promotion expenses for the three-month and nine-month periods ended August 29, 2021 is due to increased spend to support revenue growth and restoring media spend that was eliminated in the prior year in response to the COVID-19 pandemic. The third quarter of fiscal 2021 also includes additional investments to fuel digital growth.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the three-month period ended August 29, 2021 and had an unfavorable impact of $6 million for the nine-month period ended August 29, 2021. The increase in administration costs for the three-month and nine-month periods ended August 29, 2021 is primarily due to higher incentive costs attributed to higher sales and stronger company performance as compared to the same periods in prior year.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on other costs for the three-month period ended August 29, 2021 and had an unfavorable impact of $6 million for the nine-month period ended August 29, 2021. For the three-month and nine-month periods ended August 29, 2021 the increase in other costs was primarily due to higher distribution expenses attributable to increased sales volume as compared to the same periods in prior year.
COVID-19 related charges.   COVID-19 related charges consist of incremental charges as a result of COVID-19 related business disruptions, including asset impairment and other charges. During the three-month period ended August 29, 2021, we recognized $5.7 million in impairment of assets related to certain retail locations resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic. During the three-month period ended August 23, 2020, we recognized a net reduction of $4.1 million in COVID-19 related charges, primarily due to recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic.

The decrease in COVID-19 related charges for the nine-month period ended August 29, 2021 is due to the initial recognition of related inventory costs and other charges upon the onset of the pandemic recognized in the prior year. During the nine-month period ended August 23, 2020, we recognized $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, as a result of lower revenue and future cash flow projections in relation to the pandemic. Additional charges of $21.0 million related to customer receivables, including provisions and other allowances as a result of changes in their financial condition of $8.5 million and actual and anticipated bankruptcies and other associated claims of $12.5 million. The remainder relates to incremental costs incurred in response to the global pandemic.
Restructuring charges, net
For the three-month and nine-month periods ended August 29, 2021, we recognized a net reduction in restructuring charges of $3.6 million and restructuring charges of $11.1 million, respectively, as compared to restructuring charges of $1.1 million and $68.4 million for the same periods in the prior year. The charges consist primarily of severance and other post-employment benefits. See “-2020 Restructuring Initiative” above for more information.
Operating income (loss)
The following table shows operating income by reporting segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021		August 23, 2020		August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021		August 23, 2020
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income (loss):
Americas	$202.9	$92.3	119.8%	24.2%		16.8%		$486.2	$178.6	172.2%	22.2%		11.3%
Europe	140.0	87.6	59.8%	28.3%		22.4%		308.8	152.3	102.8%	24.0%		14.8%
Asia	(16.4)	(23.3)	29.6%	(9.9)%		(19.0)%		19.9	(19.1)	204.2%	3.3%		(4.2)%
Total regional operating income (loss)	326.5	156.6	108.5%	21.8%	❖	14.7%	❖	814.9	311.8	161.4%	20.0%	❖	10.2%	❖
Corporate:
Restructuring charges, net	(3.6)	1.1	*	(0.2)%	❖	0.1%	❖	11.1	68.4	(83.8)%	0.3%	❖	2.2%	❖
Other corporate staff costs and expenses	113.8	63.2	80.1%	7.6%	❖	5.9%	❖	303.9	420.5	(27.7)%	7.4%	❖	13.7%	❖
Corporate expenses	110.2	64.3	71.4%	7.4%	❖	6.0%	❖	315.0	488.9	(35.6)%	7.7%	❖	15.9%	❖
Total operating income (loss)	$216.3	$92.3	134.3%	14.4%	❖	8.7%	❖	$499.9	$(177.1)	382.3%	12.3%	❖	(5.8)%	❖
Operating margin	14.4%	8.7%						12.3%	(5.8)%
______________
 ❖ Percentage of consolidated net revenues
 * Not meaningful.
Currency translation favorably affected total operating income by approximately $2 million for both the three-month and nine-month periods ended August 29, 2021.

Regional operating income (loss).
•Americas. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 29, 2021. The increase in operating income for the three-month period ended August 29, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues and gross margin this year, being partially offset with higher selling expense to support our stores, higher advertising and promotion expense and higher distribution costs.
The increase in operating income for the nine-month period ended August 29, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues and gross margin this year, which were partially offset with higher selling expense to support our stores, higher incentive compensation costs, higher advertising and promotion expense and higher distribution costs.
•Europe. Currency translation had a favorable impact of approximately $2 million and $6 million for the three-month and nine-month periods ended August 29, 2021, respectively. The increase in operating income for the three-month period ended August 29, 2021 was due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues and gross margin this year, being partially offset with higher advertising and promotion expense and higher selling expense to support our stores.
The increase in operating income for the nine-month period ended August 29, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues this year, as well as improved gross margin and lower selling expenses partially offset with higher advertising and incentive compensation costs.
•Asia. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 29, 2021. The increase in operating income for the three-month period ended August 29, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues this year, being partially offset with higher advertising and promotion expense and higher selling expense to support our stores.
The increase in operating income for the nine-month period ended August 29, 2021 was primarily due to the adverse impact of the COVID-19 pandemic in the prior year, resulting in higher net revenues this year partially offset with higher selling expense to support our stores as well as higher advertising and promotion expense and higher incentive compensation costs.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our regional operating segments. Included in corporate expenses are restructuring charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 related inventory costs which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month period ended August 29, 2021 and had an unfavorable impact of $2 million for the nine-month period ended August 29, 2021.
The increase in corporate expenses for the three-month period ended August 29, 2021 was primarily due to higher administration expenses mainly related to incentive costs recognized in the third quarter of fiscal 2021 as well as the recognition of reductions in COVID-19 related charges in the third quarter of fiscal 2020. The increase was partially offset with lower global inventory sourcing costs recognized in the third quarter of fiscal 2021 as compared to the same period in the prior year.
The decrease in corporate expenses for the nine-month period ended August 29, 2021 was primarily due to the COVID-19 related net inventory costs and other charges, net restructuring charges, and impairment of certain store right-of-use and other store assets, recognized in the prior year in response to the COVID-19 pandemic.
Interest expense
Interest expense was $18.1 million and $61.4 million for the three-month and nine-month periods ended August 29, 2021, as compared to $28.4 million and $56.3 million for the comparable prior-year periods. Interest expense on debt borrowings decreased in the third quarter of 2021 due to redemption of $800.0 million senior notes. The decrease in interest expense for the three-month period ended August 29, 2021 was primarily driven from lower interest on debt borrowings due to the redemption of $800.0 million of our senior notes. The increase in interest expense for the nine-month period ended August 29, 2021 was primarily related to higher interest on deferred compensation plans partially offset with lower interest on debt borrowings due to the redemption of $800.0 million of our senior notes.
Our weighted-average interest rate on average borrowings outstanding during the three-month and nine-month periods August 29, 2021 was 4.12% and 4.34%, respectively, as compared to 4.78% and 4.65% during the comparable periods in 2020.

Loss on early extinguishment of debt
For the nine-month period ended August 29, 2021, a loss of $30.3 million was recognized, related to our debt refinancing activities. The loss recognized included $20.0 million of call premium on the retired debt.
Other income (expense), net
For the three-month and nine-month periods ended August 29, 2021, we recorded income of $4.8 million and $5.2 million, respectively, as compared to expense of $12.3 million and $8.3 million for the same prior-year periods. Other income (expense), net, primarily consists of foreign exchange management gains and losses and foreign currency transaction losses.
Income tax expense
The effective income tax rate was 4.8% for the three months ended August 29, 2021 and reflects a $9.7 million income tax expense recorded on $203.0 million of income before income taxes. The effective income tax rate for the three months ended August 23, 2020, was 47.6% and reflects a $24.6 million income tax expense recorded on $51.6 million of income before income taxes. The lower effective tax rate in 2021 was primarily driven by benefit from the foreign derived intangible income deduction on an internal restructuring. The higher effective tax rate in the prior year resulted from a reduction of the U.S. federal net operating loss available to carryback.
The effective income tax rate was 3.1% for the nine months ended August 29, 2021 and reflects a $12.8 million income tax expense recorded on $413.4 million of income before income taxes. The effective income tax rate for the nine months ended August 23, 2020, was 24.0% and reflects a $57.9 million income tax benefit recorded on $241.7 million of losses before income taxes. The effective tax rate for the nine months ended August 29, 2021 was favorably impacted by tax benefit attributable to employees exercising stock-based equity awards and the foreign derived intangible income deduction that was not available in prior year.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. We remain committed to increasing total shareholder returns through deploying capital across all three of our capital allocation priorities: (1) to invest in high growth investment opportunities and initiatives to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants; and (3) to pursue acquisitions, both organic and inorganic, that support our current strategies. We continue to concentrate our capital investments in new stores, distribution capacity and technology. In October 2021, the Board approved a share repurchase program that authorizes the repurchase of up to $200.0 million of the Company's Class A common stock with the intention to offset dilution from employee incentive grants.
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
As of August 29, 2021, we did not have any borrowings under the credit facility. Unused availability under the facility was $716.4 million and our total availability of $728.8 million, based on collateral levels as defined by the agreement, was reduced by $12.4 million of other credit-related instruments.
As of August 29, 2021, we had cash and cash equivalents totaling approximately $1.4 billion and short-term investments of $95.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $2.2 billion.
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
On September 21, 2021, we completed the acquisition of Beyond Yoga for $403 million, funded entirely by cash on hand. We believe that this acquisition will allow us to enter into the activewear category, complementing our growing women’s business and enabling us to allocate global resources and infrastructure to significantly expand Beyond Yoga, building on its largely digital ecosystem.
On September 30, 2021, we used cash on hand to redeem the remaining $200.0 million of the 5.00% Senior Notes due 2025.
In October 2021, the Board declared a cash dividend of $0.08 per share, to holders of record of its Class A and Class B common stock at the close of business on October 29, 2021, for a total quarterly dividend of approximately $32 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 29, 2021	August 23, 2020

	(Dollars in millions)
Cash provided by operating activities	$498.9	$240.9
Cash used for investing activities	(127.7)	(117.7)
Cash (used for) provided by financing activities	(489.6)	302.5
Cash and cash equivalents at period end	1,376.6	1,353.0
Cash flows from operating activities
Cash provided by operating activities was $498.9 million for the nine-month period ended August 29, 2021, as compared to $240.9 million for the comparable period in 2020. Our cash flows from operations in the fiscal year 2020 were impacted by the widespread temporary store closures and other business disruptions caused by the COVID-19 pandemic. The increase in cash provided by operating activities is primarily driven by higher collections of trade receivables, partially offset by higher spending on inventory and SG&A expenses, reflective of the increase in sales in comparison to the same period in prior year.
Cash flows from investing activities
Cash used for investing activities was $127.7 million for the nine-month period ended August 29, 2021, as compared to $117.7 million for the comparable period in 2020. The increase in cash used for investing activities is primarily due capital expenditures and higher payments to acquire short-term investments, partially offset by lower payments related to a business acquisition that occurred in the prior year.
Cash flows from financing activities
Cash used by financing activities was $489.6 million for the nine-month period ended August 29, 2021, as compared to cash provided of $302.5 million for the comparable period in 2020. Cash used in 2021 primarily reflects redemption of $800.0 million senior notes due 2025, partially offset by proceeds from issuance of new senior notes of $500.0 million. Cash provided in 2020 primarily reflects proceeds from senior notes of $502.5 million, partially offset by payments of $56.2 million for common stock repurchases.
Indebtedness
Of our total debt of $1.3 billion as of August 29, 2021, 100% of it was fixed rate debt, net of capitalized debt issuance costs. As of August 29, 2021, our required aggregate debt principal payments on our unsecured long-term debt were $1.3 billion, with payments starting in 2025. Short-term borrowings of $7.5 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 29, 2021.
Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three-month, nine-month and twelve-month periods ended August 29, 2021 and the comparable periods in 2020, we define the following non-GAAP financial measures as follows:
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
•Adjusted net income, as net income (loss) excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, loss on early extinguishment of debt, COVID-19 related inventory costs and other charges, and restructuring and restructuring related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statement of operations for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
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
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other (income) expense, net, which includes realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
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

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$862.2	$577.4	$2,372.4	$1,586.4

Non-GAAP measure:
Gross profit	$862.2	$577.4	$2,372.4	$1,586.4
COVID-19 related inventory costs (1)	(0.7)	(7.9)	(15.1)	78.7
Adjusted gross profit	$861.5	$569.5	$2,357.3	$1,665.1
Adjusted gross margin	57.5%	53.6%	57.8%	54.3%
_____________
(1)For the three-month and nine-month periods ended August 29, 2021, the reductions in COVID-19 related inventory charges is primarily related to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020.
For the three-month period ended August 23, 2020, COVID-19 related inventory charges includes $7.9 million in reductions in COVID-19 related inventory charges, primarily due to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020. During the nine-month period ended August 23, 2020, the charges include $48.1 million of incremental inventory reserves and $29.8 million of adverse fabric purchase commitments.
Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$649.5	$484.0	$1,861.4	$1,695.1

Non-GAAP measure:
Selling, general and administrative expenses	$649.5	$484.0	$1,861.4	$1,695.1
Impact of changes in fair value on cash-settled stock-based compensation	(0.9)	(1.8)	(3.4)	(6.0)
COVID-19 related charges(1)	(5.7)	4.1	1.2	(83.9)
Restructuring related charges, severance and other, net(2)	(3.2)	(1.1)	(12.3)	(7.8)
Adjusted SG&A	$639.7	$485.2	$1,846.9	$1,597.4
_____________
(1)For the three-month period ended August 29, 2021, the COVID-19 related charges primarily include impairment charges of certain retail store related assets. For the nine-month period ended August 29, 2021 the COVID-19 related charges primarily include reductions in allowances related to customer receivables partially offset with impairment charges of certain retail store related assets.
For the three-month period ended August 23, 2020, the COVID-19 related charges include a net reduction of $4.1 million primarily related to recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic. For the nine-month period ended August 23, 2020, the COVID-19 related charges primarily include $43.0 million in impairment of certain operating lease right-of-use assets and $17.4 million in impairment of property and equipment related to certain retail locations and other corporate assets, and $21.0 million of charges related to customer receivables.
(2)Other charges included in restructuring related charges, severance and other, net include charges related to an international customs audit, transaction and deal related costs, acquisition and integration costs and amortization of acquired intangible assets.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$193.3	$27.0	$400.6	$(183.8)	$457.3	$(88.0)

Non-GAAP measure:
Net income (loss)	$193.3	$27.0	$400.6	$(183.8)	$457.3	$(88.0)
Income tax expense (benefit)	9.7	24.6	12.8	(57.9)	8.1	(35.5)
Interest expense	18.1	28.4	61.4	56.3	87.3	74.5
Other (income) expense, net	(4.8)	12.3	(5.2)	8.3	8.9	3.5
Loss on early extinguishment of debt	—	—	30.3	—	30.3	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.9	1.8	3.4	6.0	4.5	14.7
COVID-19 related inventory costs and other charges (2)	5.0	(12.0)	(16.3)	162.6	(19.3)	162.6
Restructuring and restructuring related charges, severance and other, net(3)	(0.4)	2.1	23.4	76.2	46.7	82.2
Adjusted EBIT	$221.8	$84.2	$510.4	$67.7	$623.8	$214.0
Depreciation and amortization(4)	35.5	32.6	105.2	101.0	140.8	134.6
Adjusted EBITDA	$257.3	$116.8	$615.6	$168.7	$764.6	$348.6
Adjusted EBIT margin	14.8%	7.9%	12.5%	2.2%
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month period ended August 29, 2021, the COVID-19 related inventory costs and other charges recognized mainly represents impairment charges of certain retail store related assets. For the nine-month period ended August 29, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables partially offset with impairment charges of certain retail store related assets.
For the three-month period ended August 23, 2020, the COVID-19 related inventory costs and other charges primarily include $12.0 million of reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic. For the nine-month period ended August 23, 2020, the COVID-19 related inventory costs and other charges primarily include $48.1 million of incremental inventory reserves, $29.8 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related, respectively, and $21.0 million of charges related to customer receivables.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include charges related to an international customs audit, transaction and deal related costs, acquisition and integration costs and amortization of acquired intangible assets.
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

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in millions, except per share amounts)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$193.3	$27.0	$400.6	$(183.8)

Non-GAAP measure:
Net income (loss)	$193.3	$27.0	$400.6	$(183.8)
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.9	1.8	3.4	6.0
Loss on early extinguishment of debt	—	—	30.3	—
COVID-19 related inventory costs and other charges(2)	5.0	(12.0)	(16.3)	162.6
Restructuring and restructuring related charges, severance and other, net(3)	(0.4)	2.1	23.4	76.2
Tax impact of adjustments	(1.4)	12.4	(10.2)	(58.7)
Adjusted net income	$197.4	$31.3	$431.2	$2.3

Adjusted net income margin	13.2%	2.9%	10.6%	0.1%
Adjusted diluted earnings per share	$0.48	$0.08	$1.05	$0.01
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month period ended August 29, 2021, the COVID-19 related inventory costs and other charges recognized mainly represents impairment charges of certain retail store related assets. For the nine-month period ended August 29, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables partially offset with impairment charges of certain retail store related assets.
For the three-month period ended August 23, 2020, the COVID-19 related inventory costs and other charges primarily include $12.0 million reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental costs incurred in response to the global pandemic. For the nine-month period ended August 23, 2020, the COVID-19 related inventory costs and other charges primarily include $48.1 million of incremental inventory reserves, $29.8 million of adverse fabric purchase commitments, $43.0 million and $17.4 million in impairment of operating lease right-of-use assets and property and equipment related, respectively, and $21.0 million of charges related to customer receivables.
(3)Other charges included in restructuring and restructuring related charges, severance and other, net include charges related to an international customs audit, transaction and deal related costs, acquisition and integration costs and amortization of acquired intangible assets.

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

	August 29, 2021	November 29, 2020

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,250.8	$1,564.3

Non-GAAP measure:
Total debt, excluding capital leases	$1,250.8	$1,564.3
Cash and cash equivalents	(1,376.6)	(1,497.2)
Short-term investments in marketable securities	(95.5)	(96.5)
Net debt	$(221.3)	$(29.4)

The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	August 29, 2021	August 23, 2020

	(Dollars in millions)
	(Unaudited)
Total debt, excluding capital leases	$1,250.8	$1,567.2
Last Twelve Months Adjusted EBITDA(1)	$764.6	$348.6
Leverage ratio	1.6	4.5
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

	Three Months Ended		Nine Months Ended
	August 29, 2021	August 23, 2020	August 29, 2021	August 23, 2020

	(Dollars in millions)		(Dollars in millions)
	(Unaudited)		(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$250.9	$199.5	$498.9	$240.9
Net cash used for investing activities	(57.3)	(10.1)	(127.7)	(117.7)
Net cash (used for) provided by financing activities	(36.5)	(287.1)	(489.6)	$302.5

Non-GAAP measure:
Net cash provided by operating activities	$250.9	$199.5	$498.9	$240.9
Purchases of property, plant and equipment	(40.9)	(14.3)	(108.4)	(89.5)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(14.2)	2.5	(18.5)	17.6
Repurchase of common stock	—	—	—	(56.2)
Repurchase of shares surrendered for tax withholdings on equity awards	(3.3)	(4.3)	(79.7)	(79.9)
Dividend to stockholders	(32.2)	—	(72.3)	(63.6)
Adjusted free cash flow	$160.3	$183.4	$220.0	$(30.7)

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
The table below sets forth the calculation of net revenues for each of our regional operating segments on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 29, 2021:

	Three Months Ended			Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,497.6	$1,063.1	40.9%	$4,079.2	$3,066.8	33.0%
Impact of foreign currency exchange rates	—	21.8	*	—	81.2	*
Constant-currency net revenues	$1,497.6	$1,084.9	38.0%	$4,079.2	$3,148.0	29.6%

Americas
As reported	$838.0	$549.8	52.4%	$2,194.3	$1,578.1	39.0%
Impact of foreign currency exchange rates	—	6.7	*	—	4.8	*
Constant-currency net revenues - Americas	$838.0	$556.5	50.6%	$2,194.3	$1,582.9	38.6%

Europe
As reported	$494.5	$390.4	26.7%	$1,288.9	$1,032.4	24.8%
Impact of foreign currency exchange rates	—	10.1	*	—	58.0	*
Constant-currency net revenues - Europe	$494.5	$400.5	23.5%	$1,288.9	$1,090.4	18.2%

Asia
As reported	$165.1	$122.9	34.3%	$596.0	$456.3	30.6%
Impact of foreign currency exchange rates	—	5.0	*	—	18.4	*
Constant-currency net revenues - Asia	$165.1	$127.9	29.1%	$596.0	$474.7	25.6%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month and nine-month periods ended August 29, 2021.

	Three Months Ended			Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$221.8	$84.2	163.4%	$510.4	$67.7	*
Impact of foreign currency exchange rates	—	1.8	*	—	2.4	*
Constant-currency Adjusted EBIT	$221.8	$86.0	157.9%	$510.4	$70.1	*
Constant-currency Adjusted EBIT margin(2)	14.8%	7.9%		12.5%	2.2%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 29, 2021.

	Three Months Ended			Nine Months Ended
	August 29, 2021	August 23, 2020	% Increase (Decrease)	August 29, 2021	August 23, 2020	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$197.4	$31.3	*	$431.2	$2.3	*
Impact of foreign currency exchange rates	—	(0.3)	*	—	3.0	*
Constant-currency Adjusted net income	$197.4	$31.0	*	$431.2	$5.3	*
Constant-currency Adjusted net income margin(2)	13.2%	2.9%		10.6%	0.2%

Adjusted diluted earnings per share	$0.48	$0.08	*	$1.05	$0.01	*
Impact of foreign currency exchange rates	—	—	*	—	—	*
Constant-currency Adjusted diluted earnings per share	$0.48	$0.08	*	$1.05	$0.01	*
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 29, 2021, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2020 Annual Report on Form 10-K, except those changes resulting from issuing $500.0 million in aggregate principal amount of 3.50% Senior Notes due 2031 and redemption of $800.0 million of the 5.00% Senior Notes due 2025. See Note 6 to the consolidated financial statements included in this report for more information.
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
•our ability to achieve our diversity, equity and inclusion, ESG and sustainability and climate change goals;
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
•future acquisitions of or investments in new businesses, including the Beyond Yoga acquisition;
•the process and risks relating to the implementation of a new enterprise resource planning (ERP) system;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of August 29, 2021. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 29, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•future acquisitions of and investments in new businesses, including the Beyond Yoga acquisition, could impact our business and financial condition;
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
•environmental, social and governance practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us;
•we have debt and interest payment requirements at a level that may restrict our future operations and restrictions in our notes, indentures and credit facility may limit our activities, including dividend payments, share repurchases and acquisitions; and
•increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results.
Risks Relating to Our Business
The COVID-19 pandemic has had an adverse effect on our business and results of operations, and we expect this adverse impact to continue.
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

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While most of our stores have reopened, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In particular, given recent resurgences in the COVID-19 pandemic, including breakthrough infections among the fully vaccinated population, the timing, accessibility, acceptance, adoption and effectiveness of vaccines, as well as related booster vaccines, and the impacts of COVID-19 variants in certain parts of the world, we again have had to close stores and may need to again close a significant number of our stores in the future. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to continue to be adversely impacted.
In addition, consumer fears about becoming ill with the disease may continue, which has and is likely to continue to adversely affect foot traffic to our and our customers' stores. Consumer spending generally has and may in the future also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Furthermore, if sales do not meet expectations because of unexpected effects on consumer demand caused by the COVID-19 pandemic, the resulting surplus inventory may cause excessive markdowns and, therefore, lower than planned gross margins. Any continued significant reduction in consumer visits to, or spending at, our and our customers' stores, caused by COVID-19, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and, as a result, adversely impact our financial results.
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
Sales to our top ten wholesale customers accounted for 33% of our total net revenues for the quarter ended August 29, 2021 and 31% for the quarter ended August 23, 2020. No single customer represented 10% or more of our net revenues in either of these periods. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer– including bankruptcy or liquidation– could result in the adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. For example, our wholesale customer, Sears Holdings Corporation, including Kmart, and our wholesale customer, J.C. Penney have undergone bankruptcy and reorganization proceedings. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing are expected to have an adverse effect on our business and financial condition.
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
Legislation or other changes in U.S. and international tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.

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
Our future growth depends in part on our continued expansion efforts in existing markets and in new markets where we may have limited familiarity and experience with regulatory environments and market practices. In particular, one of our key strategies is to further diversify our portfolio and grow market share across geographies, categories, genders and channels. We may not be able to expand or successfully operate in those markets, categories and channels as a result of unfamiliarity or other unexpected barriers to expansion or entry. For example, in September 2021, we acquired Beyond Yoga, a premium athletic and lifestyle apparel brand. In connection with our expansion efforts, we may encounter obstacles, including new competitors, cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, economic or governmental instability, difficulties in keeping abreast of market, business and technical developments and differences in consumer tastes and preferences. Our failure to develop our business in new markets or disappointing growth in existing markets that we may experience could harm our business and results of operations.
Future acquisitions of and investments in new businesses, including the Beyond Yoga acquisition, could impact our business and financial condition.
From time to time, we may acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. For example, in September 2021, we acquired Beyond Yoga, a premium athletic and lifestyle apparel brand. The expected synergies between Levi Strauss & Co. and Beyond Yoga, such as those related to our entry into the activewear category, complementing our growing women’s business and enabling the allocation of global resources and infrastructure to significantly expand Beyond Yoga, building on its largely digital ecosystem, may not materialize. Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. The acquisition may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. The pursuit and integration of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. Further, if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, effectively manage the combined business following the acquisition, or the acquired business may have inadequate or ineffective controls and procedures, any of which could harm our business and financial condition.
In addition, we may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks and the benefits sought may not be realized. The acquisition of Beyond Yoga or other strategic investments or acquisitions may not create value and may harm our brand and adversely affect our business, financial condition, and results of operations.
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
We have incurred $101.5 million of restructuring charges related to this restructuring initiative, and may have additional charges for the remainder of the fiscal year, which may harm our profitability in the periods incurred.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act. Many foreign countries also have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data referred to as personal information. The definition of personal information, which includes data that identifies or may be used to identify an individual, directly or indirectly, such as names or email addresses and, in some jurisdictions, any unique identifier such as an internet protocol addresses, has been continually revised in a way that puts larger amounts of information within scope of the laws. The increased complexity in these laws and the inherent conflicts between jurisdictions may result in an inability for the company to comply with all applicable requirements in the jurisdictions where we do business despite our best efforts.
Any failure or perceived failure by us or our third-party service providers to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, civil and criminal fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business. Our efforts to implement evolving global detailed legal requirements relating to protection of personal information creates uncertainty in our ability to anticipate the volume of consumer inquiries, to timely respond, and to predict consumer understanding of our business practices which may all unintentionally create confusion about our practices and cause loss of trust and damage to our reputation.

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
Our global headquarters and the headquarters of our Americas region are both located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if any of our facilities, including our manufacturing, finishing or distribution facilities, our company-operated or franchised stores or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorism, war, political instability, social unrest, or other conflict; industrial accidents, such as structural integrity failure or fire; or other events outside of our control, our business and operating results could suffer. Disasters occurring at our or our vendors’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have an adverse effect on our business, operating results and financial condition.
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
The increasing focus by stakeholders on environmental, social and governance practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us.
There has been increased focus from our stakeholders, including consumers, employees and investors, on our environmental, social, or governance (“ESG practices”). Failure to implement our ESG practices successfully or achieve our related goals could damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations. We could also incur additional costs and require additional resources to monitor, report, comply with various ESG practices, and our public goals, including those related to climate change. For example, although we announced our 2025 Climate Action Strategy in 2018, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Even if we are able to achieve our climate action strategic goals, our business will continue to remain subject to risks associated with climate change. As a result, the effects of climate change and increased focus by stakeholders on environmental, social, and governance practices could have short- and long-term impacts on our business and operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
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
As of August 29, 2021, we had $1.3 billion of debt, all of which was unsecured, and we had $716.4 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
Our long-term debt is currently rated BB+ by S&P Global Ratings, Ba1 by Moody’s Investors Service, Inc and BB+ by Fitch Ratings, Inc. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. In addition, macroeconomic conditions such as increased volatility or disruption in the credit markets, including the recent volatility due, in part, to the COVID-19 pandemic, could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, related restrictions on travel and the related impact on consumer confidence and spending, and the extent of any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. Any significant reduction in customer visits to, and spending at, our and our customers' stores caused by COVID-19 would result in a loss of sales and profits and other adverse effects. An extended period of global supply chain and economic disruption could adversely affect our business, results of operations, access to sources of liquidity and financial condition.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of September 29, 2021 we had outstanding a total of 96,611,863 shares of Class A common stock and 305,421,746 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are not our "affiliates" as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
As of August 29, 2021, there were 7,012,430 shares of Class A common stock and 7,669,243 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	10-K	001-06631	3.2	1/27/2021
10.1	Director Compensation Policy. Filed herewith.
10.2	Amendment No. 3 to Second Amended and Restated Credit Agreement. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments). Filed herewith.

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

Date:	October 6, 2021		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)