Form 10-K
period 2021-11-28
LEVI STRAUSS & CO
filed 2022-01-26
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of May 28, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,350,627,675 based on the closing price reported for such date on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of January 20, 2022, the registrant had 98,205,835 shares of Class A common stock, $0.001 par value per share and 299,815,032 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 28, 2021

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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including with regard to:
•our “where to play” and “how to win” strategic choices, including the portion of our net revenues we aim to have represented by our direct-to-consumer business, our digital business and business lines other than men’s over time, our expectations regarding gross and Adjusted EBIT margins, and our plans and expectations for the benefits of investments in operational excellence including our inventory turns, product lead times, improvements in working capital, cash conversion cycle and cost control measures;
•our commitment to increasing total shareholder returns through our three capital allocation priorities;
•our expectation that the impact of COVID-19 on our business is temporary;
•the completion of our restructuring and expected annual cost savings relating to such restructuring;
•seasonality of our business;
•the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation;
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and carefully consider the risks and uncertainties described in more detail in the “Risk Factors” section of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our Class A common stock.
The summary of risks affecting our business include:
•the COVID-19 pandemic has had, and will likely continue to have, an adverse effect on the global economy, our business, and results of operations;
•global economic conditions could have a material adverse effect on our business, operating results and financial condition;
•we are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations and political and economic risks, including changes in tariffs and taxes, inflationary pressures and regulatory restrictions and requirements;
•we may be adversely affected by the financial health of our customers;
•extreme weather conditions and natural disasters could negatively impact our operations results and financial condition;
•our success depends on our ability to maintain the value and reputation of our brands;
•failure to continue to obtain or maintain high-quality endorsers of our products, or actions taken by our endorsers, could harm our business;
•an extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition;
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
•if our technology-based systems do not function effectively, our operating results as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected;
•we may be unable to maintain or increase our sales through our third-party distribution channels, which can impact, and has adversely impacted in the past, our net revenues, margins and ability to operate efficiently;
•future acquisitions of and investments in new businesses, including the Beyond Yoga® acquisition, could impact our business and financial condition;
•if we encounter problems with our distribution, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales, and achieve operating efficiencies could be adversely affected;
•unexpected obstacles in new and existing markets may limit our expansion opportunities and cause our business and growth to suffer;
•seasonality could result in fluctuations in our operating results;
•any failure, inadequacy, compromise or interruption of our information technology systems and data, could lead to adverse consequences, including harm to our ability to effectively operate our business, claims that we breached our data privacy security obligations, harm to our reputation, and a loss of customers or sales;
•disruptions or delays at our third-party service providers could adversely affect our operations;

•production sources that fail to meet our quality, cost, social and environmental compliance and risk mitigation, and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation;
•our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them;
•intense competition in the global apparel industry could lead to reduced sales and prices;
•changes in tax policy or trade regulations or imposition of new tariffs could adversely impact our business and results of operations;
•the loss of high-quality employees or the failure to attract and retain key personnel or maintain our workplace culture, could harm our business;
•most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations;
•our success depends on the continued protection of our trademarks and other proprietary intellectual property rights;
•we have substantial liabilities and cash requirements associated with our postretirement benefits, pension, and deferred compensation plans;
•we are subject to stringent and changing obligations related to data privacy and security and the actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm and other adverse business consequences;
•our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing, and other requirements, which could negatively affect our reputation and business;
•increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results;
•if one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses;
•our products may experience quality problems that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands;
•environmental, social and governance practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us; and
•we have debt and interest payment requirements at a level that may restrict our future operations and restrictions in our notes, indentures and credit facility may limit our activities, including dividend payments, share repurchases and acquisitions.

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
Overview
From our California Gold Rush beginnings, we have grown into one of the world's largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our Levi's®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands, we design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear, and related accessories for men, women and children around the world. Our newest brand, Beyond Yoga®, acquired in 2021, is a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes.
COVID-19 Impact on our Business in Fiscal 2021
The COVID-19 pandemic continued to impact our business and results of operations in fiscal year 2021. While many of our company-operated stores and wholesale customer doors were open for most of the year, reduced consumer confidence and changes in shopping patterns adversely impacted store traffic, as more consumers were either not shopping or choosing to shop online as a result of the COVID-19 pandemic. Additionally, resurgences of COVID-19 cases led to temporary store closures of company-operated and wholesale customer retail locations for portions of the year in certain markets and have impacted, and continue to impact, our supply chain partners, including third party manufacturers, logistic providers and other vendors. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our consumers. As stores re-opened, we followed local health guidelines, as well as internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, and we continue to adapt our retail and distribution center practices to support the well-being of our workers. As we have re-opened our corporate offices, we have adopted new and flexible ways of working to best support each individual employee's needs. This includes the adoption of a new hybrid work environment.
Despite the many challenges that the COVID-19 pandemic has brought and continues to bring, we continue to focus on areas that will drive value and enable us to emerge stronger on the other side, including elevating our brand, investing in digital tools and capabilities, and accelerating our efforts to diversify across geographies, product categories and distribution channels, including our direct-to-consumer and digital businesses. We remain committed to increasing total shareholder returns through deploying capital across all of our capital allocation priorities. These include high growth investments in our business, returning capital to our shareholders and executing both organic and inorganic mergers and acquisitions, such as the Beyond Yoga® acquisition, which we completed during the fourth quarter.
Segments
In fiscal year 2021, we simplified our organization structure and created an integrated global commercial organization to continue to elevate and strengthen our Levi's commercial business. In the fourth quarter of 2021, we separated our Dockers business to provide focus and reinvigorate the brand's growth. We are leveraging a similar, separate structure for the newly acquired Beyond Yoga business in order to support its continued growth trajectory.
As a result, in the fourth quarter of 2021, we changed our segment reporting. Our Levi's Brands business, which includes the Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands, is presented in our financial statements under the caption of Levi's Brands and is defined geographically in three reportable segments: Americas, Europe and Asia. The Dockers® business, which is managed separately, is no longer reported in the geographical regions of Americas, Europe and Asia. Our newly acquired Beyond Yoga® business, along with the Dockers® business, do not meet the quantitative thresholds for reportable segments and are presented in our financial statements under the caption of Other Brands. While this reporting change did not impact consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes. For additional information, including the financial results of our segments, see Note 23 to our audited consolidated financial statements included in this report.
Our Global Reach
Our products are sold in more than 110 countries. We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically "American," we derived over half of our net revenues from outside the United States in fiscal year 2021. As a global company with sales and operations in foreign countries, we are subject to risks of doing business in foreign countries. For more information, see "Item 1A – Risk Factors."
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 3,100 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores have traditionally been the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through our global digital business, which includes our company-operated e-commerce sites as well as the online businesses of our wholesale customers, including those of traditional wholesalers as well as pure-play (online-only) wholesalers. Beyond Yoga® products are sold in the United States primarily through specialty retailers, pure-play wholesalers and a company-operated brand dedicated e-commerce site. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas, including the e-commerce sites operated by some of our key wholesale customers and other pure-play customers.
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
Our Business Strategies
Our growth and financial performance over the last several years resulted from the key growth strategies our management team adopted to guide the decisions and choices that we've made. In fiscal 2021, we shifted our focus to prioritize the most important areas that we believe will drive our long-term success. The following three “where to play” choices serve as our strategic framework for what we intend to achieve:
•Brand Led: Our brands are authentic, original and loved by consumers the world over. We plan to continue to elevate and strengthen them through integrating product, design, marketing and consumer in-store experience with a global vision executed consistently across the markets where we operate. Through product and communications that drive impact and engage the hearts and minds of our consumers, we intend to maintain our existing consumers while also creating new life-long fans. Driven by conscious consumerism and denim and style leadership, our goal is to maintain market share leadership in Levi’s® men’s and grow market share in Levi’s® women’s and with youth. We believe that a critical part of this will be our continued thought leadership in areas where our values and brands go hand in hand — like equality, sustainability and civic engagement — to drive brand equity. Similarly, we will apply the same ambitions to Dockers®, Signature by Levi Strauss & Co.TM, Denizen® and Beyond Yoga®.
•DTC First: Our direct-to-consumer ("DTC") business has grown from 20% of our net revenues in 2011 to nearly 40% of our net revenues in fiscal year 2021, and our ambition is to drive this toward 60% of our annual net revenues by 2030. Our DTC channels allow us to connect directly with our consumers and deliver the best experience for them because we control their brand experience. As a result, we plan to accelerate investing in our stores and online platforms to elevate consumer experiences in store and online, and expand our brick-and-mortar retail footprint, with a focus on mainline expansion as a step to continue elevating the brand in key markets, to create the kind of memorable connections that make loyal fans for life, ultimately benefiting our business across all channels. One of our “DTC First” strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. We believe growth of our DTC business will be accretive to our company gross margins and improve the overall profitability of the company. Over time, we plan to operate more like a retailer and less like a wholesaler, and pivot everything we do to drive success in our stores and online.
•Further Diversify our Portfolio: We plan to further capitalize on our substantial opportunity to amplify our reach and grow share across geographies, categories, genders and channels, increasing our flexibility and resilience. We plan to continue to drive growth in our international business, with a specific focus on China. By 2030, we plan to achieve gender parity by driving outsized growth in women’s, as well as in our product categories beyond jeans—tops, accessories, outerwear, footwear, non-denim bottoms and activewear—which collectively we intend to comprise more than half our annual net revenues. In the wholesale channel, we plan to grow our business with partners that are growing, allowing us to unlock the opportunity to elevate the Levi’s® brand as well as increase the penetration of our value brands. We expect continued growth of the online business of our pure-play and traditional wholesale customers, leading to a total global digital footprint—inclusive of our own e-commerce business—comprising more than a third of our annual net revenues by 2030. Finally, we will also evaluate opportunities to diversify our portfolio of brands through accretive organic and inorganic acquisitions that make strategic and financial sense, and that are consistent with our company culture, such as the acquisition of activewear brand Beyond Yoga® that we completed during the fourth quarter of this year.
Our success will be driven not just by what we do, but how we do it. Our three strategic choices are supported by a foundation of the following three “how to win” choices:
•Digital Transformation: Our vision for enterprise-wide digital transformation is to create a superior consumer experience and drive profitability through digital technology, data and artificial intelligence ("AI"), and new ways of working. We plan to continue to build out key omni-channel capabilities on a global basis, upgrading and improving our digital shopping platforms globally. We also plan to adopt digital tools across the business to harness the competitive advantage our data provides — allowing us to make data and AI-informed decisions, respond more quickly to market trends and focus our time on the most strategic work. We will continue to upgrade our enterprise resource planning system in the coming years, automating and digitizing processes, while linking our enterprise systems in a seamless manner, creating a more simplified work environment. We believe all these efforts will contribute towards growing our digital footprint and higher operating margins.
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
•Financial Discipline: We plan to continue to manage our costs aggressively so that we can invest in the areas that will drive growth and help us deliver Adjusted EBIT margins in excess of 12%. For the fiscal year ended November 28, 2021, our Adjusted EBIT margin grew to 12.4% and our intent is to see modest Adjusted EBIT margin improvement annually. As we grow net revenues and gross margins, we plan to drive leverage on our investments, improve our structural economics across channels, and deliver returns on invested capital in the mid-to-high twenties. For more information on our calculation of Adjusted EBIT margin, Adjusted EBIT and return on invested capital, see “Item 7 - Management’s Discussion and Analysis – Non-GAAP Financial Measures.”
Our Brands and Products
We offer a broad range of products including jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants, dress pants and activewear – represented 67%, 65% and 65% of our total units sold in fiscal years 2021, 2020 and 2019, respectively. Men's products generated 65%, 64% and 67% of our net revenues in fiscal years 2021, 2020 and 2019, respectively.

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
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net revenues globally in fiscal years 2021, 2020 and 2019. We also offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 87% of our net revenues in each of the fiscal years 2021, 2020 and 2019, respectively, approximately half of which were generated in our Americas segment.
Signature by Levi Strauss & Co.™ and Denizen® Brands
In addition to our Levi's® brand, we offer the Signature by Levi Strauss & Co.™ and Denizen® brands, which are focused on value-conscious consumers who seek quality craftsmanship and great fit and style at affordable prices. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Signature by Levi Strauss & Co.™ brand through the mass retail channel in the United States and Canada. The Denizen® brand was introduced in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes. The Denizen® brand is sold through wholesale accounts in the United States.
Our Signature by Levi Strauss & Co.™ and Denizen® brand products collectively accounted for 8%, 8% and 7% of our net revenues in fiscal years 2021, 2020 and 2019, respectively.
Dockers® Brand
Founded in 1986, the Dockers® brand sparked a revolution in the way millions of men dressed around the world, shifting from the standard issue suit to a more casual look. More than 30 years later, the Dockers® brand now embodies California style, bringing a full range of casual, versatile styles for men and women.
Our Dockers® brand products accounted for 5%, 5% and 6% of our net revenues in fiscal years 2021, 2020 and 2019, respectively, and are sold in more than 50 countries.
Beyond Yoga® Brand
Our Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. Beyond Yoga® was founded in 2005 to promote body positivity, honoring and celebrating every body from XXS-4X. We completed the acquisition of the Beyond Yoga® brand in the fourth quarter of 2021.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets globally, including footwear, belts, wallets and bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for 2% of our total net revenues in each of fiscal years 2021, 2020 and 2019.

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
We seek to make our products available where consumers shop, providing both in-store and online shopping experiences, as well as offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers for fiscal year 2021, fiscal year 2020, and fiscal year 2019, totaled 32%, 29% and 26% of our net revenues in those fiscal years, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 500 of these shop-in-shops as of November 28, 2021.
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
Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 25%, 26% and 27% of our net revenues in fiscal years 2021, 2020 and 2019, respectively. As of November 28, 2021, we had 1,083 company-operated stores located in 37 countries. The majority of the stores are dedicated to the Levi's® brand, with 360 stores in the Americas, 344 stores in Europe, and 328 stores in Asia. We had 51 Dockers® brand-dedicated stores globally. During 2021, we added 92 company-operated stores and closed 51 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of November 28, 2021, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 200 of these shop-in-shops were operated by third parties as of November 28, 2021.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com, www.dockers.com and www.beyondyoga.com, that sell products directly to consumers across multiple markets around the world. These sites represented 8%, 8% and 5% of overall net revenues in fiscal years 2021, 2020 and 2019; and 21%, 21% and 14% of DTC channel net revenues in fiscal years 2021, 2020 and 2019.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2021, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 26% and 29%, respectively, of our total net revenues for the year. In fiscal year 2020, our net revenues in the first, second, third and fourth quarters represented 34%, 11%, 24% and 31%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal year 2019 did not have a Black Friday, while fiscal year 2020 had two Black Fridays. Fiscal year 2021 included one Black Friday.

We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal year 2021 was a 53-week year, ending on November 28, 2021, and fiscal years 2020 and 2019 were 52-week years, ending on November 29, 2020 and November 24, 2019, respectively. Each quarter of fiscal years 2021, 2020 and 2019 consisted of 13 weeks, with the exception of the fourth quarter of 2020, which consisted of 14 weeks.
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
Effects of Inflation
We do not believe that inflation had a material effect on our results of operations in fiscal 2021, 2020 or 2019; however, our business could be affected by inflation in the future, which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand and Dockers® brand as the definitive khaki. We continually strengthen our portfolio of brands and our positioning at the center of popular culture with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, and selective collaborations with key influencers, integrating ourselves with significant cultural events, and on-the-ground efforts such as street-level events and similar targeted "viral" marketing activities. We also connect with sport and music fans across the world, including through the naming rights to the stadium for the San Francisco 49ers, which we secured in 2013.
We are focused on strengthening our brands globally. Through product and communications, our plan is to drive impact and engage the hearts and minds of our consumers while connecting directly and delivering the best experience possible through our DTC channel. In 2021, we launched our Global TikTok channel and began holding shoppable livestream events on levi.com. To celebrate the birthday of the Levi’s® 501® jean, which has provided effortless cool style to working men and women, rock stars and everyone in between for decades, the Levi’s® brand threw a global virtual festival. Broadcast around the world from our official @Levis Instagram account, the festival featured musical performances, meaningful conversations and DIY denim personalization and repair sessions with in-house tailors. We also continued to bring energy to the market through a number of exciting, high profile collaborations with Valentino, Miu Miu and Denim Tears, yielding strong sell-throughs and elevating the brand with distribution in premium doors and features across leading publications. We also introduced Tailor Shop Virtual Workshops, began piloting self check-out, and launched a Shop the Store function on our app in the Americas.
Our marketing organization includes both global and commercial marketing teams. Our global marketing team is responsible for developing a toolkit of marketing assets and brand guidelines to be applied across all marketing activities, including media, engagement, brand environment and in-store activation. Our commercial marketing teams adapt global tools for local relevance and execute marketing strategies within the markets where we operate.
We also use our websites, including www.levi.com, www.dockers.com, and www.beyondyoga.com in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products. Information contained on, or that can be accessed through, these websites is not intended to be incorporated by reference into this Annual Report and references to our website addressed in this Annual Report are inactive textual references only.
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
Sources and availability of raw materials.  The principal fibers used in the majority of our products include cotton, synthetics and man-made cellulosics that are used to produce fabrics of 100% composition or blends. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors. The price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability if product pricing actions taken in response are insufficient or if those actions cause our wholesale customers or retail consumers to reduce the volumes they purchase.
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
Due to COVID-19 related lockdowns in certain countries, in fiscal year 2021, we sourced products from independent contract manufacturers located in approximately 22 countries around the world, with no more than 25% sourced from any single country, an increase from our standard practice of sourcing less than 20% from any single country. We expect to return to our historical practice in 2023, assuming product costs, including inflationary impacts, return to pre-pandemic levels. We sourced products in North and South Asia, the Americas, including the United States, Europe and Africa.
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
•We regularly assess manufacturing and finishing facilities against our supplier code of conduct through periodic on-site facility inspections and improvement activities, including use of independent monitors to supplement our internal staff. We integrate review and performance results into our sourcing decisions. We encourage collaboration among apparel companies in factory monitoring and improvement.
•We regularly disclose the names and locations of our vendors to provide transparency into our supply chain. We regularly evaluate and refine our supplier code of conduct processes.
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
We face competition from a broad range of competitors at the global and local levels in diverse channels across a wide range of retail price points, and some of our competitors are larger and have more resources in the markets in which we operate. Our primary competitors include vertically integrated specialty stores, jeanswear brands, khakiwear brands, athletic and activewear companies, retailers' private or exclusive labels, and certain e-commerce sites.
Government Regulations
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities. For more information on the potential impacts of government regulations affecting our business, see "Item 1A - Risk Factors".
Intellectual Property
We have more than 5,700 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co. We regard our trademarks as one of our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers®, Beyond Yoga® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing over 290 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of November 28, 2021, we had 27 issued U.S. patents and 48 U.S. patent applications pending. Our patents expire between 2025 and 2040. We also have 41 international and foreign patent applications pending. We will continually assess the ability to patent new intellectual property as we develop technologies that we believe are innovative, such as our F.L.X. technology.
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
Throughout this long history, we have upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We engage in a "profits through principles" business approach and constantly strive to set higher standards for ourselves and the industry. Our milestone initiatives over the years include: integrating our factories prior to the enactment of the Civil Rights Act of 1964; developing a comprehensive supplier code of conduct that requires safe and healthy working conditions before such codes of conduct became commonplace among multinational apparel companies; offering benefits to same-sex partners in the 1990s, long before most other companies; and in early 2020, offering up to eight weeks of paid family leave to help ease the strain on U.S.-based employees caring for an immediate family member with a serious medical condition.
Environmental, Social and Governance and Human Capital
Environmental, Social and Governance
We continue to deliver industry-leading sustainability approaches and product innovations that support our vision of a circular economy, an economic system aimed at eliminating waste and the continual use of resources, in the apparel industry. In 2021, we achieved a number of important milestones and received welcome recognition, including the release of our first annual sustainability report informed by Global Reporting Initiative (GRI) and Sustainable Accounting Standard Board (SASB) standards. In 2021, we also launched Buy Better, Wear Longer, a global marketing campaign that urges customers to be more intentional about purchasing decisions and launched Levi’s® Secondhand a buy back and resale platform that extends our products’ useful lives.
Our Environmental, Social and Governance ("ESG") strategy centers on three main pillars — climate, consumption, and community — that encompass where we are putting our energy and how we see our obligations in and beyond this moment. Our climate pillar encompasses environmental impacts, including climate action, water stewardship and biodiversity; our consumption pillar encompasses the circular economy, sustainable fibers, use of safer chemicals and waste reduction; and our community pillar encompasses social and societal impacts, including diversity, equity and inclusion, employee support and development, supply chain transparency, standards and improvements, using our voice, and philanthropy and volunteering. To achieve our goals, we plan to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable, day by day.
While we take great pride in being a leader in these efforts, we know continued action is necessary to meet our future targets and drive the change we need to see in our industry. We’re proud to report that our owned-and-operated facilities now source approximately 70% of electricity from renewable sources, with the goal of 100% by 2025, in line with our science-based targets on climate to reduce greenhouse gas emissions. This effort was buoyed by the installation of a solar array in 2020 at our LEED Platinum certified distribution center in Henderson, Nevada, which will help offset approximately 20% of that facility's electricity use.
Human Capital Management
As of November 28, 2021, we employed approximately 16,600 people, approximately 7,700 of whom were located in the Americas, 4,600 of whom were located in Europe, and 4,300 of whom were located in Asia. As of such date, approximately 1,600 of our employees were associated with the manufacturing and procurement of our products, 8,700 worked in retail, including seasonal employees, 1,500 worked in distribution and 4,800 were other non-production employees. As of November 28, 2021, approximately 4,150 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Diversity, Equity, and Inclusion. We believe in living our values: originality, empathy, integrity and courage. This means we strive to create a workplace where everyone feels valued, empowered and welcomed to be their authentic selves.
Since 2018, our workforce diversity, equity and inclusion ("DE&I") efforts have been focused on empowering women, measuring and ensuring pay equity and recruiting diverse talent. Some of our key achievements include establishing a DE&I function, launching employee resource groups and career development programs for underrepresented populations and fostering inclusion and allyship globally.
In 2020, we made a series of new commitments to hire, support, promote and elevate diversity at the company, with a goal to ensure our workforce is as diverse as the communities we serve. This includes our specific commitments to improve our representation in our corporate and leadership ranks, ensure an inclusive culture and advocate externally in support of racial justice. We published our U.S. demographic representation data for the first time ever, with a commitment to share annually.
In fiscal year 2021, we hired a Chief Diversity, Equity and Inclusion Officer, welcomed our first Black board of directors member and hired an executive to lead University & Diversity Talent Acquisition, roles that we believe will help guide and enable our global commitment to diversity, inclusion, and belonging. Also beginning in 2021, we began tying a portion of our senior executive compensation to the achievement of certain multi-year diversity, equity and inclusion goals.
Pay Equity. In fiscal year 2020, we conducted a pay equity study for our U.S. non-union population. The study considered job level, performance, experience, and other factors such as promotion recency to examine our relative pay practices across gender and ethnicity in each population. We did not find any significant pay differences across gender and ethnicity. We have committed to conduct this study in the U.S. every other year and are working on a global approach that is appropriate for countries with smaller employee counts. In fiscal year 2021, we conducted pay transparency insights sessions with people managers to ensure pay equity practices were sustained.
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
Investing in our Class A common stock involves a high degree of risk. You should consider and carefully read all of the risks and uncertainties described below, as well as other information included in this Annual Report and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Macroeconomic Conditions and Our Industry
The COVID-19 pandemic has had an adverse effect on our business and results of operations, and we expect this adverse impact to continue.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had an adverse impact on our business and financial performance, particularly in fiscal year 2020, and we expect this adverse impact to continue. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and any resurgences of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. While most of our stores have reopened, we may face new or longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives and vaccine mandates, quarantine policies or social distancing measures. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, have closed many of their stores, either temporarily or permanently, which has adversely impacted our revenues from these customers and franchisees. As a result, we expect our financial results to continue to be adversely impacted.
In addition, consumer fears about becoming ill with the disease may continue, which has and is likely to continue to adversely affect foot traffic to our and our customers' stores. Consumer spending generally has and may in the future also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession or inflationary pressures, resulting from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Furthermore, if sales do not meet expectations because of unexpected effects on consumer demand caused by the COVID-19 pandemic, the resulting surplus inventory may cause excessive markdowns and, therefore, lower than planned gross margins. Any continued significant reduction in consumer visits to, or spending at, our and our customers' stores, caused by COVID-19, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and, as a result, adversely impact our financial results.
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites. These supply chain and logistics disruptions have impacted our inventory levels and net revenues, particularly in the fourth quarter of 2021, and could impact our sales volumes in future periods. For example, in the fourth quarter of fiscal 2021, such supply chain disruptions resulted in lost revenues of an estimated $50 million. We have also incurred in the fourth quarter of 2021, higher freight and other distribution costs, including air freight, to mitigate these delays. We are also seeing negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic. In the event we increase prices of our products, there can be no assurance that consumers will accept such increases, which could adversely impact our financial results.
As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also closed many of our corporate office and other facilities, including our corporate headquarters in San Francisco, and implemented a work from home policy for many of our corporate employees. Although we recently reopened our corporate offices and other facilities and have implemented a hybrid work policy for our corporate employees, we may face future closure requirements and other operational restrictions due to, among other factors, evolving governmental restrictions including public health directives, quarantine policies, social distancing requirements or vaccine mandates. This hybrid policy may negatively impact productivity and cause other disruptions to our business. Longer term, the effects of the COVID-19 pandemic may also threaten the health of our employees and adversely impact our health care costs.
We continue to monitor the latest developments regarding the pandemic and have made certain assumptions regarding the pandemic for purposes of our operating, financial and tax planning projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impacts of the pandemic. However, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations, and financial condition due to the uncertainty of future developments. In particular, we believe the ultimate impacts on our business, results of operations, cash flows and financial condition will depend on, among other things, the further spread and duration of COVID-19, including the impact of variants and resurgences, the requirements to take action to help limit the spread of the illness, the availability, widespread distribution, and acceptance of vaccines and treatments for COVID-19 and the economic impacts of the pandemic, including recent inflationary pressures. Even in those regions where we have experienced business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.
Global economic conditions could have a material adverse effect on our business, operating results and financial condition.
The uncertain state of the global economy continues to impact businesses around the world. If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have in the past and in the future may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, and lower gross margins.
•In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.
•We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton) and related inflationary pressures could have a material adverse effect on our costs, gross margins and profitability.
•If retailers of our products experience declining revenues or have trouble obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.
•If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers. If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.
In uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.
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
•inflationary pressures;
•regulatory restrictions on our ability to operate in our preferred manner;
•rapidly changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change, which could result in regulatory uncertainty as well as potential significant increases in compliance costs; and
•less protective foreign laws relating to intellectual property.
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
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, privacy, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have an adverse effect on our business.
We may be adversely affected by the financial health of our customers.
We extend credit to our customers based on an assessment of a customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. The ongoing financial uncertainty surrounding COVID-19, particularly for retailers, could also have an effect on our sales, our ability to collect on receivables and our financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters, and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers or vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties' computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers, and customers. In addition, the physical changes prompted by climate change could result in changes in regulations or consumer preferences, which could in turn affect our business, operating results, and financial condition.
We believe the diversity of locations in which we operate, our operational size, disaster recovery and business continuity planning and our information technology systems and networks, including the Internet and third-party services position us well, but may not be sufficient for all or for concurrent eventualities. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could still experience operational challenges, depending upon how a local or regional event may affect our human capital across our operations or regarding particular aspects of our operations, such as key executive officers or personnel. For example, our global headquarters is located in California near major geologic faults that have experienced earthquakes in the past. Further, if we are unable to find alternative suppliers, replace capacity at key manufacturing or distribution locations or quickly repair damage to our information technology systems and networks, including the Internet and third-party services, or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Business and Operations
Our success depends on our ability to maintain the value and reputation of our brands.
Our success depends in large part on the value, overall health and reputation of our brands, which are integral to our business and the implementation of our "Brand Led" strategy for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing, design and merchandising efforts and our ability to provide consistent, high-quality products supported by engaging marketing campaigns. In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences. Our brands and reputation could be adversely affected if we fail to achieve these objectives if we fail to deliver high-quality products acceptable to our customers and consumers or if we face or mishandle a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our brands, corporate integrity and culture. Negative claims or publicity involving us or our products, the production methods or locations of any of our suppliers or contract manufacturers, consumer data, or any of our key employees, endorsers or suppliers could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we or our senior executives may from time to time take positions or make statements on social issues that may be unpopular with some consumers or customers, which may impact our ability to attract or retain such consumers or customers, and which could adversely impact our results in certain locations. Adverse publicity could undermine consumer confidence in our brands and reduce long-term demand for our products, even if such publicity is unfounded. Any harm to our brands and reputation could adversely affect our business and financial condition.
The appeal of our brand may also depend on the success of our ESG initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain of any effects of climate change as well as diminishing fossil fuel and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal welfare, and land use. These risks may also include increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. In addition, as we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”) and the Sustainability Accounting Standards Board (“SASB”), we may expand our disclosures in these areas. This transparency is consistent with our commitment to executing on a strategy that reflects the economic, social, and environmental impact we have on the world while advancing and complementing our business strategy. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth. By electing to set and share publicly these metrics and expand upon our disclosures, our business may also face increased scrutiny related to ESG activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosure or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth.

Failure to continue to obtain or maintain high-quality endorsers of our products, or actions taken by our endorsers, could harm our business.
We establish relationships with artists, designers, musicians and other public figures to develop, evaluate and promote our products. If we are unable to recruit endorsers with consumer appeal or endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken or statements made by our endorsers, associated with our products or brand or otherwise, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our business.
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
Sales to our top ten wholesale customers accounted for 32%, 29% and 26% of our total net revenues in fiscal years 2021, 2020 and 2019, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic, inflationary pressures or recession resulting from the COVID-19 pandemic, such actions are expected to adversely affect our business and financial condition. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution. In addition, a decline in the performance or financial condition of a major wholesale customer– including bankruptcy or liquidation– could result in the adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic, inflationary pressures and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing may have an adverse effect on our business and financial condition.
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
If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our digital commerce business also include diversion of sales from our and our retailers' brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
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
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Such consolidation may make our operations more vulnerable to interruptions in the event of work stoppages or disruption (including as a consequence of public health directives, quarantine policies or social distancing measures imposed by governments), labor disputes, worker shortages, pandemics (such as the COVID-19 pandemic), the impacts of climate change, earthquakes, floods, fires or other natural disasters affecting these distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by work stoppages or disruption, labor disputes and pandemics. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
Unexpected obstacles in new markets and in our existing markets may limit our expansion opportunities and cause our business and growth to suffer.
Our future growth depends in part on our continued expansion efforts in existing markets and in new markets where we may have limited familiarity and experience with regulatory environments and market practices. In particular, one of our key strategies is to further diversify our portfolio and grow market share across geographies, categories, genders and channels. We may not be able to expand or successfully operate in those markets, categories and channels as a result of unfamiliarity or other unexpected barriers to expansion or entry. For example, in the fourth quarter of fiscal 2021, we acquired Beyond Yoga®, a premium athletic and lifestyle apparel brand. In connection with our expansion efforts, we may encounter obstacles, including new competitors, cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, economic or governmental instability, difficulties in keeping abreast of market, business and technical developments and differences in consumer tastes and preferences. Our failure to develop our business in new markets or disappointing growth in existing markets that we may experience could harm our business and results of operations.
Future acquisitions of and investments in new businesses, including the Beyond Yoga® acquisition, could harm our business and financial condition.
From time to time, we may acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. For example, in the fourth quarter of fiscal 2021, we acquired Beyond Yoga®, a premium athletic and lifestyle apparel brand. The expected synergies between Levi Strauss & Co. and Beyond Yoga®, such as those related to our entry into the activewear category, complementing our growing women’s business and enabling the allocation of global resources and infrastructure to significantly expand Beyond Yoga®, building on its largely digital ecosystem, may not materialize. Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. The acquisition may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. The pursuit and integration of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. Further, if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, effectively manage the combined business following the acquisition, or the acquired business may have inadequate or ineffective controls and procedures, any of which could harm our business and financial condition.

In addition, we may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks and the benefits sought may not be realized. The acquisition of Beyond Yoga® or other strategic investments or acquisitions may not create value and may harm our brand and adversely affect our business, financial condition, and results of operations.
We face risks arising from restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
We continuously assess opportunities to streamline operations and fuel long-term profitable growth. Future charges related to such actions may harm our profitability in the periods incurred.
In 2020, we announced and implemented a restructuring initiative, which involved a reduction in workforce in response to the impacts of the COVID-19 pandemic and included realignment of our top level organization to support our new strategies, which realignment became effective in 2021. The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing employee population. The final phase of the initiative, which included reorganization of the underlying operations and employees to support the top level organization was completed in 2021.
We have incurred $98.7 million of restructuring charges related to this restructuring initiative. Unexpected charges in the future may harm our profitability in the periods incurred.
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
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in our third and fourth fiscal quarters have slightly exceeded those in our first and second fiscal quarters. In addition, our customers and consumers may cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including the COVID-19 pandemic, social or political unrest, general economic conditions, changes in consumer preferences, weather conditions, including the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate.
We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any failure, inadequacy, compromise or interruption of that technology or data could lead to adverse consequences, including harm to our ability to effectively operate our business, claims that we breached our data privacy security obligations, harm to our reputation and a loss of customers or sales.
In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary confidential and sensitive data, including personal information, intellectual property, and trade secrets. We rely upon third parties (such as service providers) for our data processing-related activities.
We are heavily dependent on information technology systems and networks, including the Internet, third-party services and artificial intelligence, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. These information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these systems.
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
Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and we will continue to invest in these efforts. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our information technology systems and prevent cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
The failure of these systems to operate effectively, including as a result of the threats described above as well as a result of natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks. Our software or information technology systems, or that of third parties upon who we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, sales and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. For example, in 2020, SolarWinds Inc., one of our third party software service providers, was subject to a data security incident and, in 2021, a remote code execution vulnerability in Apache log4j was identified as affecting large amounts of systems worldwide. We completed investigations of these incidents and concluded that they resulted in no material adverse impact to us. However, we cannot provide assurance that these and other attacks will not have an impact in the future.
We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If these systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal information collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors, and consumers. Any interruption in information technology systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation, and loss of users.
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to Wipro Limited and third-party service providers are also relied upon to design, program, maintain and service our ERP systems. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of the COVID-19 pandemic. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on the cost and timing of receipt of inventory for future seasons. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation.
In fiscal year 2021, we sourced approximately 99% of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations. Also, we have certain minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. If we do not satisfy the minimum purchase commitments, due to conditions such as decreased demand, we may be charged for estimated adverse purchase commitments.
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
Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by the increasing costs or availability of raw materials, including related to inflationary pressures, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our business and financial condition.
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
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and we expect them to continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Pricing pressure has been exacerbated by the variability and availability of raw materials in recent months, combined with labor and cost inflation and uncertainty throughout the supply chain. This pressure could have adverse effects on our business and financial condition, including:
•reduced gross margins across our product lines and distribution channels;
•increased retailer demands for allowances, incentives, and other forms of economic support;
•unfavorable consumer reactions to price increases; and
•increased pressure on us to reduce our production costs and operating expenses.
Increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results.
The majority of our products are made of cotton, where the remaining balance are made of synthetics, cotton/synthetic blends, and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. For example, compliance with the recent sanctions and trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products. Any and all of these factors may be exacerbated by global climate change. Cotton prices have begun to increase and previously suffered from unprecedented variability and uncertainty. They may fluctuate significantly again in the future. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability, and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs, transportation disruptions or a global trade war.
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
Substantially all of our import operations are subject to complex trade and customs laws, regulations, and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations.
Changes in tax policy or trade regulations or the imposition of new tariffs on imported products could have an adverse effect on our business and results of operations.
In 2018, the U.S. government announced tariffs on steel and aluminum imported into the United States, which has resulted in reciprocal tariffs from the European Union on goods, including denim products, imported from the United States. Because we manufacture most of our products outside the United States, these reciprocal tariffs are not expected to have a material impact on our business. The U.S government also imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer, which have not been lifted or changed by the Biden Administration. Currently, of the products that we sell in the United States, less than 1% are manufactured in China. If the Office of the U.S. Trade Representative follows through on the next proposed tranche of China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
The loss of high-quality employees, including members of our executive management and other key employees, or the failure to attract and retain key personnel or maintain our workplace culture could harm our business.
Our future success depends, in part, on the continued service of our high-quality employees, including our executive management team and other key employees, and the loss of the services of any key individual, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our future success also depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is particularly intense in many of the places where we do business, and we may not be successful in attracting and retaining such personnel. Changes to our current and future office environments, adoption of new work models, and our business requirements and/or expectations about when or how often for employees to work either on-site or remotely may not meet the expectations of our employees. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. If our employment proposition is not perceived as favorable compared to other companies’ policies, it could negatively impact our ability to attract, hire and retain our employees. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. We believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining, and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
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

We have substantial liabilities and cash requirements associated with our postretirement benefits, pension, and deferred compensation plans.
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
Risks Related to Legal, Regulatory and Compliance Issues and Changes
We are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition, and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition, and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are involved in various types of claims, lawsuits, regulatory proceedings, and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines, or penalties, or enter settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy, and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition, and results of operations.
Changes in U.S. or international social, political, regulatory, and economic conditions or in laws and policies governing trade, manufacturing, development, and investment in the countries where we currently sell our products or conduct our business, could adversely affect our business, reputation, financial condition, and results of operations. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes.
Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends either in the United States or in other countries could affect the trade environment. We, like many other multinational corporations, conduct a significant amount of business that would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry, and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.
Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
We periodically discover counterfeit reproductions of our products or products that otherwise infringe our intellectual property rights. If we are unsuccessful in enforcing our intellectual property rights, continued sales of these products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our products.

The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others. We also may be unable to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim we infringe their intellectual property rights. Defending infringement claims could be expensive and time consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, manufacturing, use, importation and/or sale of certain products.
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used and/or disclosed, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties, or injunctions.
In addition, the laws of certain countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights, including outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.
The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could adversely impact our financial position and results of operations.
We earn a substantial portion of our income in foreign countries and, as such, we are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change.
Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals may pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
We utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These rulings and agreements expire from time to time and may be extended when certain conditions are met or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate.
We are also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm and other adverse business consequences.
In addition to our own sensitive and proprietary business information, we handle transactional and personal information, including without limitation personal information about our customers, consumers, and users of our digital experiences, which include online distribution channels and product engagement.
As a result of our processing activities, we must comply with increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of business and personal data by us and on our behalf. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR”) and California’s Consumer Privacy Act of 2018, as amended (the "CCPA") impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Furthermore, other states in the United States have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. Additionally, laws in certain jurisdictions require data localization and impose restrictions on the transfer of personal information across border. For example, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.
In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, and noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation and revenue losses.
Compliance with existing and forthcoming laws and regulations can be costly and time consuming, and may require changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face significant consequences, including, but not limited to, proceedings against the Company by governmental entities (e.g. investigations, fines, penalties, audits, inspections) or other entities or individuals, additional reporting requirements and/or oversight bans, damage to our reputation and credibility, or inability to process data or operate in certain jurisdictions, any of which could have a negative impact on revenues and profits.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption, and anti-money laundering laws in various jurisdictions around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents, from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state owned or affiliated entities and other third parties where we may be held liable for corrupt or other illegal activities, even if we do not explicitly authorize them. While we have policies and procedures and internal controls to address compliance with such laws, we cannot provide assurance that all of our employees and third-party intermediaries, business partners and agents will not take actions in violation of such policies and laws, for which we may be ultimately held responsible. To the extent that we learn that any of our employees or third-party intermediaries, business partners or agents do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees or third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or to have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources, and attention from senior management. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties, and fines, any of which may could adversely affect our business and financial condition.
Our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing, and other requirements, which could negatively affect our reputation and business.
We license our trademarks to third parties for manufacturing, marketing, and distribution of various products. While we enter into comprehensive agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our sustainability standards and policies including our supplier code of conduct or applicable government restrictions and regulations. These activities could harm our brand equity, our reputation, and our business.
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in certain circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered and plan to enter in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their businesses, including their stores or websites in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.
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
Risks Relating to Securities, Investment and Liquidity
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses.
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
As of November 28, 2021, we had $1.0 billion of debt, all of which was unsecured, and we had $794.3 million of additional borrowing capacity under our credit facility. The credit facility is secured by domestic inventories, accounts receivable, and other assets such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
•increasing our vulnerability to general adverse economic and industry conditions, including any adverse economic and industry conditions resulting from the COVID-19 pandemic, such as store closures, decreased foot traffic and recession or inflationary pressures;
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
•price and volume fluctuations in the overall stock market, including as a result of general economic trends, including inflationary pressures;
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 20, 2022 we had outstanding a total of 98,205,835 shares of Class A common stock and 299,815,032 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are not our “affiliates” as defined in Rule 144 under the Securities Act and who have complied with the holding period requirements of Rule 144 under the Securities Act.
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
As of November 28, 2021, there were 7,775,666 shares of Class A common stock and 7,798,702 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.
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
As a public company we are subject to the additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Complying with these rules and regulations involves significant legal and financial compliance costs, makes some activities more difficult, time consuming or costly and puts significant demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 28, 2021, we operated two manufacturing-related facilities abroad and 12 distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our key operating properties in use as of November 28, 2021 is summarized in the following table:

Location	Primary Use	Leased/Owned
San Francisco, CA	Design and Product Development	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Itapevi, Brazil	Distribution	Leased
Cuautitlan, Mexico	Distribution	Leased
Villa El Salvador, Peru	Distribution	Leased
Pudahuel, Chile	Distribution	Leased
Merone, Italy	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Leased
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
______________
(1)    Building and improvements are owned but subject to a ground lease.
Our global headquarters is located in leased premises in San Francisco, California, and we have additional commercial support offices in Diegem, Belgium and Singapore. The headquarters of Dockers® and Beyond Yoga® are located in leased premises in San Francisco, California and Culver City, California, respectively.
In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate two data centers located in Carrollton and Westlake, Texas. As of November 28, 2021, we leased 69 administrative and sales offices in 38 countries, as well as leased nine warehouses in five countries.
As of November 28, 2021, we had 1,083 company-operated Levi's retail and outlet stores in leased premises in 37 countries: 360 stores in the Americas, 344 stores in Europe and 328 stores in Asia. Additionally, we had 51 Dockers® retail and outlet stores in leased premises.

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
Holders of Record
As of January 20, 2022, there were 56 holders of record of our Class A common stock and 254 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms.
Dividend Policy
We do not have an established annual dividend policy, but we aim to grow our annual cash dividends along with our earnings growth. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of the Board depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 9 to our audited consolidated financial statements included in this report.
Securities Authorized for Issuance Under Equity Incentive Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500, and the S&P 500 Apparel, Accessories and Luxury Goods. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through November 28, 2021. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at our fiscal year ends of November 24, 2019, November 29, 2020 and November 28, 2021:

(in dollars)	March 21, 2019	November 24, 2019	November 29, 2020	November 28, 2021
Levi Strauss & Co.	$100.00	$76.40	$87.06	$124.82
S&P 500	$100.00	$114.49	$134.47	$172.02
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$94.24	$89.99	$99.37
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

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
September 30, 2021 - October 3, 2021	—	—	—	—
October 4, 2021 - October 31, 2021	2,599,358	$25.29	2,599,358	$134,251,052
November 1, 2021 - November 28, 2021	828,994	$27.31	828,994	$111,614,867
Total	3,428,352	$25.78	3,428,352
_________
(1)In October 2021, our Board authorized a program to repurchase up to $200 million of our Class A common stock with no expiration date.
(2)The average price paid per share excludes any broker commissions.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the fourth quarter of fiscal 2021, we acquired Beyond Yoga®, which is a premium athletic and lifestyle apparel brand.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. Seen as the khaki leader, Dockers® has returned to its California roots and is bringing a full range of casual, versatile styles for men and women to show up with cool confidence everyday. The Signature by Levi Strauss & Co.™ and Denizen® brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices. The Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, leading third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 28, 2021, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,100 brand-dedicated stores and shop-in-shops. As of November 28, 2021, we had company-operated stores located in 37 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
In the fourth quarter of fiscal 2021, we changed our segment reporting as a result of operational changes in support of the ongoing efforts to globally integrate the Levi's business, which includes Levi's®, Signature by Levi Strauss & Co.™ and Denizen® brands, and is defined geographically in three reportable segments: Americas, Europe and Asia. The Dockers® business, which is managed separately, is no longer reported in the geographical regions of Americas, Europe and Asia. Our newly acquired Beyond Yoga® business, along with the Dockers® business, do not meet the quantitative thresholds for reportable segments and are presented in our financial statements under the caption of Other Brands. While this reporting change did not impact consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes. For additional information, including the financial results of our segments, see Note 23 to our audited consolidated financial statements included in this report.
Our Europe and Asia businesses, collectively, contributed 44% of our net revenues and 39% of our segment operating income in fiscal year 2021, as compared to 46% of our net revenues and 37% of our segment operating income in fiscal year 2020. Sales of Levi’s® brand products represented approximately 87% of our net revenues in both fiscal year 2021 and fiscal year 2020. Pants represented 67% of our total units sold in fiscal year 2021 as compared to 65% in fiscal year 2020, and men's products generated 65% of our net revenues in fiscal year 2021 as compared to 64% in fiscal year 2020.
Our wholesale channel generated 64% and 61% of our net revenues in fiscal years 2021 and 2020, respectively. Our DTC channel generated 36% and 39% of our net revenues in fiscal years 2021 and 2020, respectively, with our company operated e-commerce representing 21% of DTC channel net revenues and 8% of total net revenues in both fiscal years. Our global digital business, which includes our e-commerce sites as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure-play (online-only) wholesalers represent approximately 22% of our total net revenues in fiscal year 2021, versus approximately 23% of our net revenues in fiscal year 2020.
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
In the first quarter of fiscal year 2020, the initial impact of the COVID-19 pandemic was minimal, as temporary store closures were primarily within China. During the second quarter of fiscal year 2020, the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions and substantially all company-operated stores and third-party retail locations were temporarily closed. As global management of the COVID-19 pandemic evolved and government restrictions were eventually removed or lightened, substantially all stores were open by the end of the third quarter. In the fourth quarter of fiscal year 2020, a global resurgence in COVID-19 cases led to the temporary closure of some of our stores. During fiscal year 2020, a total of $250.0 million in charges were recognized, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million.
During fiscal year 2021, company-operated stores and third-party retail locations have been, and continue to be, impacted by temporary closures, reduced hours and reduced occupancy levels as the result of the pandemic. We continue to experience differing levels of disruption and volatility, market by market. As of the end of fiscal 2021, approximately 99% of company-operated stores were open globally.
In addition, the pandemic has impacted, and continues to impact, our supply chain partners, including third party manufacturers, logistic providers and other vendors. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites. In the fourth quarter of 2021, supply chain disruptions resulted in the inability to fulfill all customer orders with an estimated impact on net revenues of approximately $50 million. We anticipate these supply chain disruptions could impact our sales volumes in future periods. We have also incurred in the fourth quarter of 2021, higher freight and other distribution costs, including air freight, to mitigate these delays. We continue to monitor these delays and other potential disruptions in our supply chain and will continue to implement mitigation plans as needed.
Despite the continued COVID-19 disruption and volatility, fiscal year 2021 revenues returned to pre-pandemic revenue levels, being essentially flat in comparison to fiscal year 2019. In our Americas segment, net revenues grew in comparison to the fiscal year 2019. Recovery in our Europe region was more market specific, delivering growth as compared to fiscal year 2019 when COVID restrictions were lightened, such as in the second half of fiscal 2021. Due to COVID-19 resurgences, certain markets within our Asia segment experienced COVID-19 disruptions and reduced consumer confidence throughout fiscal 2021 and as a result net revenues for that segment remained below pre-pandemic levels.
Although the global distribution of vaccines continues to progress and many government-imposed restrictions have been lightened or removed, the future impact of the COVID-19 pandemic remains highly uncertain. Resurgences of COVID-19 cases and the emergence of new variants have led to reduced consumer confidence and changes in shopping patterns adversely impacting store traffic as more consumers are either not shopping or choosing to shop online. Consequently, our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted, including as a result of:
•Risk of future additional temporary closures of our owned and operated retail stores globally as well as the doors owned by our wholesale customers, including third-party retailers and franchise partners;
•Decreased foot traffic in retail stores;
•Decreased consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability, debt levels and inflation;
•Decreased wholesale channel sales and increased likelihood of wholesale customer failure;
•Increased inventory, inventory write-downs and the sale of excess inventory at discounted prices;
•Disruption to the supply chain affecting production, distribution and other logistical issues, including port closures and shipping backlogs;
•Challenges filling staffing requirements at our company-operated retail stores and distribution centers due to labor shortages affecting retail businesses;
•Decreased productivity due to travel bans, work-from-home policies or shelter-in-place orders; and
•A slowdown in the U.S. or global economy and uncertain global economic outlook, inflation or a credit crisis.
2020 Restructuring
In April 2020, we began to implement a restructuring initiative designed to reduce costs, streamline operations and support agility. In October 2020, we realigned our top level organization to support our new strategies, which became effective in fiscal year 2021. The final phase of the reorganization, which supported the on-going efforts to create an integrated global commercial organization and the separation of our Dockers® business, was completed in fiscal year 2021.
The initiative included the elimination of approximately 15% of our global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the years ended November 28, 2021 and November 29, 2020, we recognized restructuring charges of $8.3 million and $90.4 million, respectively, which were recorded on a separate line item in our consolidated statements of operations. Within the consolidated balance sheet as of November 28, 2021, we had $19.1 million and $2.7 million in restructuring liabilities and other long-term liabilities, respectively, and an immaterial amount of pension and postretirement curtailment losses were recorded in accumulated other comprehensive income. The charges primarily relate to severance benefits, based on separation benefits provided by company policy or statutory benefit plans.
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

•The diversification of our business model across geographies, channels, brands and categories affects our gross margin. For example, if our sales in higher gross margin geographies, channels, brands and categories grow at a faster rate than in our lower gross margin geographies, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
•More competitors are seeking growth globally, thereby increasing competition across geographies and our segments. Some of these competitors are entering markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.
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
•There has been increased focus from our stakeholders, including consumers, employees and investors, on corporate ESG practices, including practices related to the causes and impacts of climate change. We expect that stakeholder expectations with respect to ESG expectations will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.
These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2021, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 26% and 29%, respectively, of our total net revenues for the year. In fiscal year 2020, our net revenues in the first, second, third and fourth quarters represented 34%, 11%, 24% and 31%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year-end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal year 2019 did not have a Black Friday, while fiscal year 2020 had two Black Fridays and fiscal year 2021 included one Black Friday. Fiscal year 2020 benefited from a 53rd week.

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
Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations in fiscal 2021, fiscal 2020 or fiscal 2019; however, our business could be affected by inflation in the future, which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.
Our Results for the Fourth Quarter of Fiscal Year 2021

•Net revenues.  Compared to the fourth quarter of fiscal year 2020, consolidated net revenues increased 21.6% on a reported basis and 21.5% on a constant-currency basis. The increase reflects demand increasing to pre-pandemic levels, in comparison to adverse impacts of the COVID-19 pandemic in fiscal 2020, despite fiscal 2020 including the benefit of a 53rd week.
•Operating income.  We recognized consolidated operating income of $186.3 million as compared to $92.0 million in the fourth quarter of fiscal year 2020. The increase was primarily due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year reflecting higher advertising, selling and administration expenses due to the increase in sales volume and improved overall company performance.
•Net income. We recognized net income of $153.0 million compared to $56.7 million in the fourth quarter of fiscal year 2020. The increase was primarily due to the increase in operating income described above.
•Adjusted EBIT. Adjusted EBIT was $202.5 million compared to $113.4 million recognized in the fourth quarter of fiscal year 2020. The increase was primarily due to higher net revenues and higher Adjusted gross margin in the current year partially offset with higher Adjusted SG&A reflecting higher advertising, selling and administration expenses due to the increase in sales volume and improved overall company performance.
•Adjusted net income. Adjusted net income was $169.8 million compared to Adjusted net income of $81.3 million in the fourth quarter of fiscal year 2020. The increase was primarily due to the increase in Adjusted EBIT as described above.
•Diluted earnings per share. Diluted earnings per share were $0.37 compared to $0.14 in the fourth quarter of fiscal year 2020 and $0.23 in the fourth quarter of fiscal 2019.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $0.41 compared to $0.20 in the fourth quarter of fiscal year 2020 and $0.26 in the fourth quarter of fiscal 2019.
Our Fiscal Year 2021 Results

•Net revenues.  Compared to fiscal year 2020, consolidated net revenues increased 29.5% on a reported basis and 27.1% on a constant-currency basis. The increase was primarily due to demand increasing to pre-pandemic levels, in comparison to adverse impacts of the COVID-19 pandemic in fiscal 2020, including temporary store closures of company-operated and wholesale customer retail locations.
•Operating income (loss).  We recognized consolidated operating income of $686.2 million as compared to an operating loss of $85.1 million in fiscal year 2020. The increase was primarily due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year reflecting higher administration, advertising and selling expenses due to the increase in sales volume and improved overall company performance. The prior year also included the recognition of $250.0 million in incremental COVID-19 charges.
•Net income (loss). We recognized net income of $553.5 million compared to a net loss of $127.1 million in fiscal year 2020. The increase was primarily due to the increase in operating income (loss) described above, offset by $36.5 million in incremental costs in the current year related to the early extinguishment of debt.
•Adjusted EBIT. Adjusted EBIT was $712.9 million compared to Adjusted EBIT of $181.1 million in fiscal year 2020. The increase was primarily due to higher net revenues and higher Adjusted gross margin in the current year partially offset with higher Adjusted SG&A expenses reflecting higher administration, advertising and selling expenses due to the increase in sales volume and improved overall company performance.

•Adjusted net income. Adjusted net income was $600.9 million compared to Adjusted net income of $83.6 million in fiscal year 2020. The increase was primarily due to the increase in Adjusted EBIT as described above.
•Diluted earnings (loss) per share. Diluted earnings per share were $1.35 compared to diluted loss per share of $0.32 in fiscal year 2020.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $1.47 compared to Adjusted diluted earnings per share of $0.21 in fiscal year 2020.
For more information on Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with United States generally accepted accounting principles, and reconciliations of such measures to net income (loss) and diluted earnings (loss) per share, see “—Non-GAAP Financial Measures”.
Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal years 2021 and 2019 were 52-week years ending on November 28, 2021 and November 24, 2019, respectively. Fiscal year 2020 was a 53-week year ending on November 29, 2020. Each quarter of fiscal years 2021, 2020 and 2019 consisted of 13 weeks. The fourth quarter of 2020 consisted of 14 weeks.
Segments.  Our Levi's Brands business, which includes Levi's®, Signature by Levi Strauss & Co.™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Dockers® and Beyond Yoga® businesses are managed separately and do not meet the quantitative thresholds of a reportable operating segment and are reported in our financial statements under the caption of Other Brands.
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
•Cost of goods sold primarily comprises product costs, labor and related overhead, sourcing costs, inbound freight, internal transfers and the cost of operating our manufacturing facilities, including the related depreciation expense. On both a reported and constant-currency basis, cost of goods sold reflects the transactional currency impact resulting from the purchase of products in a currency other than the functional currency.
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

Results of Operations
Fiscal Year 2021 compared to Fiscal Year 2020
The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 28, 2021	November 29, 2020	% Increase (Decrease)	November 28, 2021	November 29, 2020
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$5,763.9	$4,452.6	29.5%	100.0%	100.0%
Cost of goods sold	2,417.2	2,099.7	15.1%	41.9%	47.2%
Gross profit	3,346.7	2,352.9	42.2%	58.1%	52.8%
Selling, general and administrative expenses	2,652.2	2,347.6	13.0%	46.0%	52.7%
Restructuring charges, net	8.3	90.4	(90.8)%	0.1%	2.0%
Operating income (loss)	686.2	(85.1)	*	11.9%	(1.9)%
Interest expense	(72.9)	(82.2)	(11.3)%	(1.3)%	(1.8)%
Loss on early extinguishment of debt	(36.5)	—	*	(0.6)%	—%
Other income (expense), net	3.4	(22.4)	115.2%	0.1%	(0.5)%
Income (loss) before income taxes	580.2	(189.7)	*	10.1%	(4.3)%
Income tax expense (benefit)	26.7	(62.6)	142.7%	0.5%	(1.4)%
Net income (loss)	$553.5	$(127.1)	*	9.6%	(2.9)%
Earnings (loss) per common share attributable to common stockholders:
Basic	$1.38	$(0.32)	*	*	*
Diluted	$1.35	$(0.32)	*	*	*
Weighted-average common shares outstanding:
Basic	401.6	397.3	1.1%	*	*
Diluted	409.8	397.3	3.1%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for each reportable segment for the periods indicated, and the changes in net revenues for each reportable segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 28, 2021	November 29, 2020	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$2,934.8	$2,187.9	34.1%	33.7%
Europe	1,704.0	1,391.8	22.4%	18.0%
Asia	834.7	663.4	25.8%	22.1%
Total Levi's Brands net revenues:	5,473.5	4,243.1	29.0%	26.6%
Other Brands	290.4	209.5	38.6%	37.5%
Total net revenues	$5,763.9	$4,452.6	29.5%	27.1%
As compared to the same period in the prior year, total net revenues were affected favorably by approximately $82 million in foreign currency exchange rates.
Americas.   Net revenues in our Americas segment increased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $8 million. In fiscal year 2021, our net revenues in this segment exceeded pre-pandemic levels across both our wholesale and DTC channels in comparison to the adverse impact COVID-19 had on our business in the prior year.
Wholesale channel revenue increased as a larger number of stores were open, and demand increased during fiscal 2021 as compared to the prior year, when COVID-19 resulted in many stores being closed in the second and third quarters as well as reduced demand once locations re-opened. A higher number of units were sold to both our traditional and digital wholesale customers, in the U.S. and internationally, in fiscal year 2021 as compared to fiscal year 2020.
The increase in DTC channel revenue was due to the majority of our company-operated stores being open and operating during fiscal year 2021, as compared to the prior year when the majority of our store network was closed for varying periods of time or operating under reduced capacity as a result of the COVID-19 pandemic. Additionally, there were 28 more stores in operation as of November 28, 2021, as compared to November 29, 2020. E-commerce revenue also grew due to increased traffic and higher conversion despite the prior year period including the benefit of two Black Fridays and a 53rd week.
Europe.  Net revenues in Europe increased on both reported and constant-currency bases, with currency translation affecting net revenues favorably by approximately $53 million. In fiscal 2021, our net revenues returned to pre-pandemic levels, driven by strong growth in the second half of the year in both our wholesale and DTC channels, prior to COVID-19 resurgences impacting select markets late in the fourth quarter.
The increase in wholesale channel revenue is primarily due to a larger number of wholesale customer locations being open during fiscal year 2021, as compared to the prior year when many stores were closed, or experienced decreased demand as a result of the COVID-19 pandemic. Sales to our digital wholesale customers, including pure-play and online sales of our traditional wholesale customers increased in comparison to fiscal year 2020.
The increase in DTC channel revenue was due to the majority of our company-operated stores being open and operating during fiscal 2021, as compared to the prior year when many company-operated stores were closed or impacted by lower traffic and reduced operating and occupancy levels as a result of the COVID-19 pandemic. Additionally, there were five more stores in operation as of November 28, 2021, as compared to November 29, 2020. E-commerce revenue grew during the year as a result of increased conversion and increased dollars spent per order despite the prior year including the benefit of two Black Fridays and a 53rd week.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency translation affecting net revenues favorably by approximately $20 million. In fiscal 2021, net revenues in both wholesale and DTC channels grew in comparison to fiscal year 2020, but remained below pre-pandemic levels as various markets continued to be challenged by COVID-19 resurgences and related restrictions.

The increase in wholesale revenue was primarily due to a larger portion of wholesale customer locations being open and operating throughout fiscal 2021, as compared to the same period in 2020, where many locations were closed for varying periods of time throughout the fiscal year as a result of the COVID-19 pandemic.
The increase in DTC revenue was primarily due to a larger amount of our company-operated stores being open and operating throughout fiscal 2021, as compared to fiscal year 2020 when many of our company operated stores were closed for varying periods of time as a result of the COVID-19 pandemic. Additionally, there were five more stores in operation as of November 28, 2021, as compared to November 29, 2020. E-commerce revenue grew compared to the prior year as momentum continued since the onset of the pandemic last year.
Other Brands.  Net revenues in Other Brands increased on both reported and constant-currency bases, with currency translation affecting net revenues favorably by approximately $2 million. Net revenues growth was primarily due to the adverse COVID-19 impact on our Dockers® brand revenues in the prior year and the inclusion of Beyond Yoga® revenues since the date of acquisition.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 28, 2021	November 29, 2020	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$5,763.9	$4,452.6	29.5%
Cost of goods sold	2,417.2	2,099.7	15.1%
Gross profit	$3,346.7	$2,352.9	42.2%
Gross margin	58.1%	52.8%
Currency translation favorably impacted gross profit by approximately $45 million. The increase in gross margin was mainly due to favorable product mix within our retail and wholesale channels. Price increases also attributed to approximately 0.5% of the increase in the current year. Additionally, there were $69 million of COVID-19 related inventory charges recognized in the prior year, attributing to 1.6 percentage points of the 5.3 percentage point increase.
Selling, general and administrative expenses
The following table shows selling, general and administrative ("SG&A") expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 28, 2021	November 29, 2020	% Increase (Decrease)	November 28, 2021	November 29, 2020
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,130.6	$1,040.4	8.7%	19.6%	23.4%
Advertising and promotion	434.5	331.4	31.1%	7.5%	7.4%
Administration	485.5	343.2	41.5%	8.4%	7.7%
Other	596.2	542.3	9.9%	10.3%	12.2%
COVID-19 related charges	5.4	90.3	(94.0)%	0.1%	2.0%
Total SG&A expenses	$2,652.2	$2,347.6	13.0%	46.0%	52.7%
Currency translation affected SG&A expenses unfavorably by approximately $43 million as compared to the prior year.
Selling.  Currency translation impacted selling expenses unfavorably by approximately $25 million for the year ended November 28, 2021. The increase in selling expenses is primarily due to the majority of our company-operated stores being open and operating during the fiscal year 2021, in comparison to substantially all of our company-operated stores being temporarily closed for varying periods of time throughout fiscal year 2020. The increase was partially offset with lower compensation costs due to the cost-savings actions initiated in the second quarter of fiscal year 2020 in response to COVID-19.
Advertising and promotion.  Currency translation impacted advertising and promotion expense unfavorably by approximately $6 million for the year ended November 28, 2021. The increase in advertising and promotion expenses for the fiscal year 2021 is due to increased spend to support revenue growth and restoring media spend that was eliminated in the prior year in response to the COVID-19 pandemic.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses unfavorably by approximately $6 million for the year ended November 28, 2021. The increase in administration costs for the fiscal year 2021 is primarily due to higher incentive compensation attributed to higher sales and stronger company performance as compared to the prior year, which was adversely impacted by COVID-19.
Other.  Other costs include distribution, information resources, and marketing organization costs. Currency translation impacted other SG&A expenses unfavorably by approximately $6 million for fiscal year 2021. The increase in other costs for the fiscal year 2021 was primarily due to higher distribution expenses attributed to increased sales volume as compared to the prior year, which was adversely impacted by COVID-19.
COVID-19 related charges.   COVID-19 related charges consist of incremental charges as a result of COVID-19 related business disruptions, including asset impairment and other charges. The decrease in COVID-19 related charges for the fiscal year 2021 is due to the initial recognition of related inventory costs and other charges upon the onset of the pandemic recognized in the prior year. During fiscal year 2021, we recognized a net $5.4 million in COVID-19 related charges which includes impairment charges of certain retail store related assets resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic partially offset with reductions in allowances related to customer receivables. During fiscal year 2020, we recognized $44.3 million in impairment of certain operating lease right-of-use assets and $21.7 million in impairment of property and equipment related to certain retail locations and other corporate assets, as a result of lower revenue and future cash flow projections in relation to the pandemic. Additional charges of $17.7 million related to customer receivables, including provisions and other allowances as a result of changes in their financial condition of $5.2 million and actual and anticipated bankruptcies and other associated claims of $12.5 million. The remainder relates to other incremental costs incurred in response to the global pandemic.

Operating income (loss)
The following table shows operating income (loss) for each reportable segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding segment net revenues or consolidated net revenues:

	Year Ended
	November 28, 2021	November 29, 2020	% Increase (Decrease)	November 28, 2021		November 29, 2020
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income (loss):
Levi's Brands:
Americas	$660.2	$318.7	107.2%	22.5%		14.6%
Europe	396.4	207.9	90.7%	23.3%		14.9%
Asia	35.1	(21.4)	*	4.2%		(3.2)%
Total Levi's Brands operating income	1,091.7	505.2	116.1%	19.9%		11.9%
Other Brands	10.4	(3.3)	*	3.6%		(1.6)%
Restructuring charges, net	(8.3)	(90.4)	(90.8)%	(0.1)%	❖	(2.0)%	❖
Corporate expenses	(407.6)	(496.6)	(17.9)%	(7.1)%	❖	(11.2)%	❖
Total operating income (loss)	$686.2	$(85.1)	*	11.9%	❖	(1.9)%	❖
Operating margin	11.9%	(1.9)%
______________
 ❖ Percentage of consolidated net revenues
 * Not meaningful.

Currency translation affected total operating income in fiscal year 2021 favorably by approximately $2 million as compared to the prior year.
Segment operating income.
•Americas.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2021. The increase in operating income is primarily due to higher net revenues and gross margin, partially offset with higher selling expenses to support our stores, higher advertising and promotion expenses and higher distribution costs. The prior year was adversely impacted by the COVID-19 pandemic.
•Europe.  Currency translation favorably affected operating income in the segment by approximately $4 million as compared to the prior year. The increase in operating income was primarily due to higher net revenues this year, as well as improved gross margin and lower selling expenses partially offset with higher advertising and incentive compensation costs. The COVID-19 pandemic had an adverse impact in the prior year.
•Asia.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2021. The increase in operating income was primarily due higher net revenues and gross margin this year partially offset with higher selling expense to support our stores as well as higher advertising and promotion expenses and higher incentive compensation costs. The COVID-19 pandemic had an adverse impact in the prior year.
•Other Brands.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2021. The increase in operating income was primarily due to higher net revenues and gross margin this year, partially offset with higher SG&A expenses. Other Brands benefited from the inclusion of Beyond Yoga® since the acquisition date, including a gross margin of 65.6%.
Restructuring charges, net. During the year ended November 28, 2021, we recognized restructuring charges of $8.3 million as compared to restructuring charges of $90.4 million, consisting primarily of severance and other post-employment benefits. See “— Overview - 2020 Restructuring” above for more information.

Corporate expenses.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are acquisition related charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 and acquisition related inventory costs which are reported as a component of consolidated gross margin. Currency translation unfavorably affected corporate expenses by approximately $2 million as compared to prior year.
The decrease in corporate expenses for the year ended November 28, 2021 was primarily due to the COVID-19 related net inventory costs and other charges, and impairment of certain store right-of-use and other store assets, recognized in the prior year in response to the COVID-19 pandemic partially offset with higher employee incentive costs due to improved company performance in the current year.
Interest expense
Interest expense was $72.9 million for the year ended November 28, 2021, as compared to $82.2 million in the prior year. The decrease in interest expense was primarily related to redemption of $1.0 billion of our senior notes.
Our weighted-average interest rate on average borrowings outstanding for fiscal year 2021 was 4.32%, as compared to 4.75% for fiscal year 2020.
Loss on early extinguishment of debt
During the year ended November 28, 2021, we recognized a net loss of $36.5 million primarily related to the early extinguishment of our 5.00% Senior Notes due 2025.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the years ended November 28, 2021 and November 29, 2020, we recorded net other income of $3.4 million and other expense of $22.4 million, respectively. The income in fiscal year 2021 primarily reflected net periodic pension benefit for the qualified pension plan, net gains on our foreign currency denominated balances, and investment interest generated from money market funds, partially offset by net losses on our foreign exchange derivatives. The expense in fiscal year 2020 primarily consists of $14.7 million in pension settlement losses as well as foreign currency transaction losses, partially offset by the interest income generated from money market funds and short-term investments.
Income tax expense (benefit)
Income tax expense (benefit) was $26.7 million for the year ended November 28, 2021, compared to $(62.6) million for the prior year. Our effective income tax rate was 4.6% for the year ended November 28, 2021, compared to 33.0% for the prior year. The decrease in the effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was driven by benefit from the foreign derived intangible income deduction on actual and deemed royalty income and $41.6 million benefit from stock-based compensation exercises which includes state income taxes.

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
_____________
* Not meaningful

Net revenues
The following table presents net revenues by operating segment for the periods indicated, and the changes in net revenues by operating segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 29, 2020	November 24, 2019	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$2,187.9	$2,771.1	(21.0)%	(19.9)%
Europe	1,391.8	1,707.5	(18.5)%	(18.5)%
Asia	663.4	926.1	(28.4)%	(27.5)%
Total Levi's Brands net revenues	4,243.1	5,404.7	(21.5)%	(20.8)%
Other Brands	209.6	358.4	(41.5)%	(40.4)%
Total net revenues	$4,452.7	$5,763.1	(22.7)%	(22.0)%
As compared to the same period in the prior year, total net revenues were affected unfavorably by approximately $56 million in foreign currency exchange rates.
Americas.   On both a reported basis and constant-currency basis, net revenues in our Americas segment decreased for fiscal year 2020. Currency translation had an unfavorable impact on net revenues of approximately $38 million for the year. The decrease in net revenues was due to the adverse impact of the COVID-19 pandemic on both our wholesale and DTC channels throughout the year.
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
The decrease in DTC channel revenue was due to the temporary closures of our company-operated stores as the majority of our store network was closed during the second and part-way through the third quarter as a result of the COVID-19 pandemic. As stores reopened, they were impacted by decreased traffic throughout the remainder of the year, many operating under reduced hours and occupancy levels. This was partially offset by incremental revenues from our newly acquired South American distributor, first quarter revenue growth in our DTC channel and the inclusion of non-comparable net revenues from two Black Fridays and a 53rd week in fiscal year 2020 when compared to fiscal year 2019. As of November 29, 2020, approximately 94% of our company-operated stores in the Americas were open and our store network had 61 more stores in operation as compared to November 24, 2019. E-commerce revenue also had strong growth during the year due to increased traffic and higher conversion, as consumer spending continued to shift towards online shopping, as well as from the benefit of two Black Fridays and a 53rd week in fiscal year 2020 when compared to fiscal year 2019.
Europe.  Net revenues in Europe decreased on both reported and constant-currency bases. Currency translation did not have a significant impact on net revenues in the segment for fiscal year 2020. The decrease in net revenues was driven by the adverse impact COVID-19 had across both our wholesale and DTC channels throughout the year.
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

The decrease in DTC channel revenue was due to the temporary closures of our company-operated stores as the majority of our store network was closed during the second quarter, with some stores closed again in the fourth quarter due to a resurgence of COVID-19. When stores were able to open after the first wave of the pandemic, they were impacted by lower traffic, many operating under reduced hours and store occupancy levels. This decline was partially offset with first quarter growth within our company operated retail network and the inclusion of non-comparable net revenues from two Black Fridays and a 53rd week in fiscal year 2020 as compared to fiscal year 2019. As of November 29, 2020, approximately 66% of our company-operated stores in Europe were open and our store network had 29 more stores in operation as compared to November 24, 2019. E-commerce revenue grew during the year as a result of increased traffic, as consumer spending continued to shift towards online shopping, as well as from the benefit of two Black Fridays and a 53rd week in fiscal year 2020 when compared to fiscal year 2019.
Asia.  Net revenues in Asia decreased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $11 million. The decrease in net revenues was driven by the adverse impact COVID-19 had across our wholesale and DTC channels throughout the year.
Wholesale revenue declined due to temporary store closures impacting wholesale customer retail locations across the segment, starting in the second quarter and at various times throughout the remainder of the year, offsetting first quarter growth.
DTC channel revenue decreased due to the temporary store closures that started in China and neighboring countries midway through the first quarter, and then spread throughout various parts of the segment for varying periods of time during the year as sporadic COVID-19 outbreaks and partial and full lockdowns impacted the segment. As stores reopened, sales were impacted by lower foot traffic and restrictions on operating hours and store occupancy levels. The decline in DTC revenue was partially offset by growth in e-commerce revenue in fiscal year 2020 as compared to fiscal year 2019. As of November 29, 2020, approximately 99% of our company-operated stores in Asia were open and our store network had 25 more stores in operation as compared to November 24, 2019.
Other Brands.  Net revenues in Other Brands increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $7 million. The decrease in net revenues was due to the adverse COVID-19 impact on our Dockers® brand revenues in fiscal 2020.
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

Operating income (loss)
The following table shows operating income by operating segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding segment net revenues:

	Year Ended
	November 29, 2020	November 24, 2019	% Increase (Decrease)	November 29, 2020		November 24, 2019
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating (loss) income:
Levi's Brands:
Americas	$318.7	$519.7	(38.7)%	14.6%		18.8%
Europe	207.9	350.1	(40.6)%	14.9%		20.5%
Asia	(21.4)	87.5	(124.5)%	(3.2)%		9.4%
Total Levi's Brands operating income	505.2	957.3	(47.2)%	11.9%		17.7%
Other Brands	(3.3)	7.1	(146.5)%	(1.6)%		2.0%
Restructuring charges, net	(90.4)	—	—%	(2.0)%	*	—%	*
Corporate expenses	(496.6)	(397.7)	24.9%	(11.2)%	*	(6.9)%	*
Total operating (loss) income	$(85.1)	$566.7	(115.0)%	(1.9)%	*	9.8%	*
Operating margin	(1.9)%	9.8%
* Percentage of consolidated net revenues
Currency translation affected total operating income in fiscal year 2020 unfavorably by approximately $8 million as compared to the prior year.
Segment operating income (loss).
•Americas.  Currency translation unfavorably affected operating income in the segment by approximately $8 million as compared to the prior year. The decrease in operating income was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
•Europe.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2020. The decrease in operating income was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19, net of higher selling costs to support store expansion.
•Asia.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2020. The decrease in operating income was primarily due to the adverse impacts of COVID-19, including lower net revenues, partially offset by lower SG&A expenses as discretionary and variable expenses were reduced or eliminated in response to COVID-19.
•Other Brands.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2020. Excluding the effects of currency, the decrease in operating income for fiscal year 2020 was due to lower net revenues, partially offset by lower SG&A selling expenses.
Restructuring charges, net. During the year ended November 29, 2020, we recognized restructuring charges of $90.4 million, consisting primarily of severance and other post-employment benefits. See “- Overview - 2020 Restructuring” above for more information.
Corporate expenses.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are restructuring charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization and COVID-19 related inventory costs which are reported as a component of consolidated gross margin.
The increase in corporate expenses for the year ended November 29, 2020 was primarily due to net restructuring charges, COVID-19 related net inventory costs and other charges, and impairment of certain store right-of-use and other store assets.

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
Income tax (benefit) expense
Income tax (benefit) expense was $(62.6) million for the year ended November 29, 2020, compared to $82.6 million for the prior year. Our effective income tax rate was 33.0% for the year ended November 29, 2020, compared to 17.3% for the prior year. The increase in the effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was driven by a significant decrease in income before income taxes. The increase in the effective tax rate was primarily attributable to a $26.1 million benefit from stock-based compensation exercises, which includes state income taxes, and a $4.6 million benefit resulting from the carryback of U.S. net operating losses to tax years with a higher federal income tax rate as allowed under the CARES Act, offset with a $18.3 million tax charge for valuation allowance against deferred tax assets.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements . We remain committed to increasing total shareholder returns through deploying capital across all three of our capital allocation priorities: (1) to invest in high growth investment opportunities and initiatives to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants, and (3) to pursue acquisitions, both organic and inorganic, that support our current strategies. We continue to concentrate our capital investments in new stores, distribution capacity and technology.
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
As of November 28, 2021, we did not have any borrowings under the credit facility, unused availability under the facility was $794.3 million, and our total availability of $806.6 million, based on collateral levels as defined by the agreement, was reduced by $12.3 million of stand-by letters of credit and other credit-related instruments. We also had cash and cash equivalents totaling approximately $810.3 million and short-term investments of $91.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.7 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, payment of taxes resulting from net settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("2016 Plan") and our 2019 Equity Incentive Plan as amended to date ("2019 Plan"), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements. Upon completion of our IPO in March 2019, our 2016 Plan was replaced with our 2019 Plan.
In the fourth quarter of fiscal 2021, we completed the acquisition of Beyond Yoga®, funded entirely by cash on hand. We believe that this acquisition will allow us to enter into the activewear category, complementing our growing women’s business and enabling us to allocate global resources and infrastructure to significantly expand Beyond Yoga®, building on its largely digital ecosystem. We also used cash on hand to redeem the remaining $200.0 million of the 5.00% Senior Notes due 2025.
In October 2021, the Board reinstated its share repurchase program, which authorizes the repurchase of up to $200 million of the Company's Class A common stock with the intention to offset dilution from employee incentive grants. During the three months ended November 28, 2021, 3.4 million shares were repurchased for $88.4 million, plus broker's commissions, in the open market.
Subsequent to year end, 1.8 million shares were repurchased for $43.6 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $24.68 per share.
In January 2022, the Board declared a cash dividend of $0.10 per share to holders of record of its Class A and Class B common stock at the close of business on February 9, 2022, for a total quarterly dividend of approximately $40 million. Total dividends are expected to be approximately $160 million for fiscal year 2022 and to be paid out quarterly.

Cash requirements for fiscal 2022 are expected to consist primarily of capital expenditures for investments in new stores, distribution capacity and technology. Total capital expenditures for fiscal 2022 are expected to be approximately $270 million.
The following table summarizes current and long-term material cash requirements as of November 28, 2021:

	Material Cash Requirements
	Total	2022	2023	2024	2025	2026	Thereafter

	(Dollars in millions)
Short-term and long-term debt obligations	$1,038	$6	$—	$—	$—	$—	$1,032
Interest(1)	263	38	37	37	37	36	78
Future minimum payments(2)	1,292	263	233	194	155	121	326
Inventory purchase commitments(3)	738	738	—	—	—	—	—
Purchase obligations(4)	378	92	65	62	37	26	96
Postretirement obligations(5)	51	7	7	6	6	5	20
Pension obligations(6)	140	14	14	14	14	14	70
Long-term employee related benefits(7)	121	13	8	8	6	5	81
Total	$4,021	$1,171	$364	$321	$255	$207	$1,703
______________
(1)Interest obligations are computed using constant interest rates until maturity.
(2)Amounts reflect contractual obligations relating to our existing leased facilities as of November 28, 2021, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see "Item 2 – Properties."
(3)Inventory purchase commitments represent agreements to purchase fixed or minimum quantities of goods, including fabric commitments, at determinable prices.
(4)Amounts reflect estimated commitments of $153 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $225 million for human resources, advertising, information technology and other professional services.
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
(6)The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2022 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of our third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 10 to our audited consolidated financial statements included in this report.
(7)Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 11 to our audited consolidated financial statements included in this report.
The above table does not include amounts related to our uncertain tax positions of $30.7 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. Based on the fair value of the Company's stock and the number of shares outstanding as of November 29, 2020, future payments related to shares surrendered for employee tax withholding on the exercise or vesting of outstanding equity awards could range up to approximately $100 million, which could become payable in 2022.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in millions)
Cash provided by operating activities	$737.3	$469.6	$412.2
Cash used for investing activities	(571.8)	(188.6)	(243.3)
Cash (used for) provided by financing activities	(840.9)	286.0	55.0
Cash and cash equivalents as of fiscal year end	810.3	1,497.2	934.2
Fiscal Year 2021 as compared to Fiscal Year 2020
Cash flows from operating activities
Cash provided by operating activities was $737.3 million for fiscal year 2021, as compared to $469.6 million for fiscal year 2020. The increase in cash provided by operating activities is primarily driven by higher collections of trade receivables, partially offset by higher spending on inventory and SG&A expenses, reflective of the increase in sales in comparison to the same period in prior year. Our cash flows from operations in the fiscal year 2020 were impacted by the widespread temporary store closures and other business disruptions caused by the COVID-19 pandemic.
Cash flows from investing activities
Cash used for investing activities was $571.8 million for fiscal year 2021, as compared to $188.6 million for fiscal year 2020. The increase in cash used for investing activities is due to higher payments incurred for a business acquisition and capital expenditures, along with higher net payments to settle foreign exchange contracts. These were partially offset by higher net proceeds from short-term investments during fiscal year 2021.
Cash flows from financing activities
Cash used for financing activities was $840.9 million for fiscal year 2021, as compared to cash provided of $286.0 million for fiscal year 2020. Cash used in fiscal year 2021 primarily reflects redemption of $1.0 billion senior notes due 2025 partially offset by proceeds from issuance of new senior notes of $500.0 million. Cash provided in fiscal year 2020 primarily reflects proceeds from senior notes of $502.5 million.
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

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of November 28, 2021, 100% was fixed-rate debt, net of capitalized debt issuance costs. As of November 28, 2021, our required aggregate debt principal payments of $1.0 billion begin in 2027. Short-term borrowings of $5.9 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 28, 2021.
Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin, and Adjusted Diluted Earnings per Share
We define Adjusted gross profit, as gross profit excluding COVID-19 and acquisition related inventory costs. We define Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues. We define Adjusted SG&A as SG&A excluding changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, and restructuring related charges, severance and other, net. We define Adjusted EBIT as net income (loss) excluding income tax expense (benefit), interest expense, other (income) expense, net, underwriter commission paid on behalf of selling stockholders, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and related charges, severance and other, net. We define Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues. We define Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense. We define Adjusted net income as net income (loss) excluding underwriter commission paid on behalf of selling stockholders, loss on early extinguishment of debt, charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net, pension settlement losses, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Act, adjusted to give effect to the income tax impact of such adjustments. To calculate the income tax impact of such adjustments on a year-to-date basis, we utilize an effective tax rate equal to our income tax expense excluding material discrete costs and benefits, with any impacts of changes in effective tax rate being recognized in the current period. We define Adjusted net income margin as Adjusted net income as a percentage of net revenues. We define Adjusted diluted earnings per share as Adjusted net income per weighted-average number of diluted common shares outstanding. We believe Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income (loss) but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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
•all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, acquisition and integration charges, and restructuring and related charges, severance and other, net which can affect our current and future cash requirements;
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

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in millions)
Most comparable GAAP measure:
Gross profit	$3,346.7	$2,352.9	$3,101.4

Non-GAAP measure:
Gross profit	3,346.7	2,352.9	3,101.4
COVID-19 related inventory costs(1)	(15.1)	69.3	—
Acquisition related charges (2)	3.9	—	—
Adjusted gross profit	$3,335.5	$2,422.2	$3,101.4
Adjusted gross margin	57.9%	54.4%	53.8%
_____________
(1)    For the fiscal year ended November 28, 2021, the reductions in COVID-19 related inventory charges is primarily related to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020. For the fiscal year ended November 29, 2020, COVID-19 related inventory costs include $42.3 million of incremental inventory reserves and the recognition of adverse fabric purchase commitments of $26.2 million.
(1)    Acquisition related charges include the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in millions)
Most comparable GAAP measure:
Selling, general and administrative expenses	$2,652.2	$2,347.6	$2,534.7

Non-GAAP measure:
Selling, general and administrative expenses	2,652.2	2,347.6	2,534.7
Impact of changes in fair value on cash-settled stock-based compensation(1)	(4.2)	(7.1)	(34.1)
COVID-19 related charges(2)	(5.4)	(90.3)	—
Acquisition and integration related charges	(3.8)	—	—
Restructuring related charges, severance and other, net(3)	(16.2)	(9.1)	(9.8)
Adjusted SG&A	$2,622.6	$2,241.1	$2,490.8
_____________
(1)Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the year ended November 28, 2021, the COVID-19 related charges primarily include reductions in allowances related to customer receivables partially offset with impairment charges of certain retail store related assets. For the year ended November 29, 2020, COVID-19 related charges primarily consist of $44.3 million in impairment of certain operating lease right-of-use assets and $21.7 million in impairment of property and equipment related to certain retail locations and other corporate assets, $17.7 million of charges related to customer receivables and other incremental costs incurred in connection with COVID-19.
(3)Other charges included in restructuring related charges, severance and other, net include charges related to an international customs audit and transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in millions)
Most comparable GAAP measure:
Net income (loss)	$553.5	$(127.1)	$395.0

Non-GAAP measure:
Net income (loss)	553.5	(127.1)	395.0
Income tax expense (benefit)	26.7	(62.6)	82.6
Interest expense	72.9	82.2	66.2
Other (income) expense, net(1)	(3.4)	22.4	(2.0)
Underwriter commission paid on behalf of selling stockholders	—	—	24.9
Loss on early extinguishment of debt	36.5	—	—
Impact of changes in fair value on cash-settled stock-based compensation(2)	4.2	7.1	34.1
COVID-19 related inventory costs and other charges(3)	(9.7)	159.6	—
Acquisition and integration related charges(4)	7.7	—	—
Restructuring and restructuring related charges, severance and other, net(5)	24.5	99.5	9.8
Adjusted EBIT	$712.9	$181.1	$610.6
Depreciation and amortization(6)	142.0	136.6	123.9
Adjusted EBITDA	$854.9	$317.7	$734.5
Adjusted EBIT margin	12.4%	4.1%	10.6%
_____________
(1)Includes $14.7 million in pension settlement losses related to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants during the year ended November 29, 2020. See Note 10 to our audited consolidated financial statements included in this report for further information.
(2)Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(3)For the year ended November 28, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables partially offset with impairment charges of certain retail store related assets. For the year ended November 29, 2020, COVID-19 related inventory costs and other charges primarily include $42.3 million of incremental inventory reserves, $26.2 million of adverse fabric purchase commitments, $44.3 million and $21.7 million in impairment of operating lease right-of-use assets and property and equipment related to certain retail locations and other corporate assets, respectively, and $17.7 million of charges related to customer receivables. The remainder relates to other incremental costs incurred in response to the global pandemic.
(4)Acquisition and integration related charges includes the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga acquisition.
(5)Other charges included in Restructuring and restructuring related charges, severance and other, net include charges related to an international customs audit and transaction and deal related costs.
(6)Depreciation and amortization amount net of amortization included in Restructuring and restructuring related charges, severance and other, net.

Adjusted Net Income and Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings per share for each of the periods presented.

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Net income (loss)	$553.5	$(127.1)	$395.0

Non-GAAP measure:
Net income (loss)	553.5	(127.1)	395.0
Underwriter commission paid on behalf of selling stockholders	—	—	24.9
Loss on early extinguishment of debt	36.5	—	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	4.2	7.1	34.1
COVID-19 related inventory costs and other charges(2)	(9.7)	159.6	—
Acquisition and integration related charges(3)	7.7	—	—
Restructuring and restructuring related charges, severance and other, net(4)	24.5	99.5	9.8
Pension settlement losses(5)	—	14.7	—
Tax impact of adjustments(6)	(15.8)	(70.2)	(7.6)
Adjusted net income	$600.9	$83.6	$456.2

Adjusted net income margin	10.4%	1.9%	7.9%
Adjusted diluted earnings per share	$1.47	$0.21	$1.12
_____________
(1)Includes the impact of the changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the year ended November 28, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables partially offset with impairment charges of certain retail store related assets. For the year ended November 29, 2020, COVID-19 related inventory costs and other charges primarily include $42.3 million of incremental inventory reserves, $26.2 million of adverse fabric purchase commitments, $44.3 million and $21.7 million in impairment of operating lease right-of-use assets and property and equipment related to certain retail locations and other corporate assets, respectively, and $17.7 million of charges related to customer receivables. The remainder relates to other incremental costs incurred in response to the global pandemic.
(3)Acquisition and integration related charges includes the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga acquisition.
(4)Other charges included in Restructuring and restructuring related charges, severance and other, net include charges related to an international customs audit and transaction and deal related costs.
(5)Pension settlement losses relate to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 10 for further information.
(6)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Please refer to Note 20 for more information on the effective tax rate.

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

	November 28, 2021	November 29, 2020

	(Dollars in millions)
Most comparable GAAP measure:
Total debt, excluding capital leases	$1,026.6	$1,564.3

Non-GAAP measure:
Total debt, excluding capital leases	$1,026.6	$1,564.3
Cash and cash equivalents	(810.3)	(1,497.2)
Short-term investments in marketable securities	(91.5)	(96.5)
Net debt	$124.8	$(29.4)
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	November 28, 2021	November 29, 2020

	(Dollars in millions)
Total debt, excluding capital leases	$1,026.6	$1,564.3
Last Twelve Months Adjusted EBITDA	$854.9	$317.7
Leverage ratio	1.2	4.9
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

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$737.3	$469.6	$412.2
Net cash used for investing activities	(571.8)	(188.6)	(243.3)
Net cash (used for) provided by financing activities	(840.9)	286.0	55.0

Non-GAAP measure:
Net cash provided by operating activities	$737.3	$469.6	$412.2
Underwriter commission paid on behalf of selling stockholders	—	—	24.9
Purchases of property, plant and equipment	(166.9)	(130.4)	(175.4)
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(17.9)	12.5	12.2
Payment of debt extinguishment costs	(23.3)	—	—
Repurchase of common stock	(85.9)	(56.2)	(3.1)
Shares surrendered for tax withholdings on equity award exercises	(109.3)	(90.6)	(40.9)
Dividend to stockholders	(104.4)	(63.6)	(113.9)
Adjusted free cash flow	$229.6	$141.3	$116.0

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

Constant-Currency Net Revenues:
The table below sets forth the calculation of net revenues for each of our operating segments on a constant-currency basis for each of the periods presented.

	Year Ended
	November 28, 2021	% Increase (Over Prior Year)	November 29, 2020	% Decrease (Over Prior Year)	November 24, 2019

	(Dollars in millions)
Total revenues
As reported	$5,763.9	29.5%	$4,452.6	(22.7)%	$5,763.1
Impact of foreign currency exchange rates	—	*	82.2	*	(55.9)
Constant-currency net revenues	$5,763.9	27.1%	$4,534.8	(22.0)%	$5,707.2

Americas
As reported	$2,934.8	34.1%	$2,187.9	(21.0)%	$2,771.1
Impact of foreign currency exchange rates	—	*	7.7	*	(38.1)
Constant-currency net revenues - Americas	$2,934.8	33.7%	$2,195.6	(19.9)%	$2,733.0

Europe
As reported	$1,704.0	22.4%	$1,391.8	(18.5)%	$1,707.5
Impact of foreign currency exchange rates	—	*	52.5	*	(0.3)
Constant-currency net revenues - Europe	$1,704.0	18.0%	$1,444.3	(18.5)%	$1,707.2

Asia
As reported	$834.6	25.8%	$663.4	(28.4)%	$926.1
Impact of foreign currency exchange rates	—	*	20.1	*	(11.1)
Constant-currency net revenues - Asia	$834.6	22.1%	$683.5	(27.5)%	$915.0

Other Brands
As reported	$290.4	38.6%	$209.6	(41.5)%	$358.4
Impact of foreign currency exchange rates	—	*	1.7	*	(6.5)
Constant-currency net revenues - Other Brands	$290.4	37.5%	$211.3	(40.4)%	$351.9
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for each of the periods presented.

	Year Ended
	November 28, 2021	% Decrease (Over Prior Year)	November 29, 2020	% Increase (Over Prior Year)	November 24, 2019

	(Dollars in millions)
Adjusted EBIT(1)	$712.9	*	$181.1	(70.3)%	$610.6
Impact of foreign currency exchange rates	—	*	2.2	*	(8.1)
Constant-currency Adjusted EBIT	$712.9	*	$183.3	(69.9)%	$602.5
Constant-currency Adjusted EBIT margin(2)	12.4%		4.0%		10.6%
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

	Year Ended
	November 28, 2021	% Increase (Over Prior Year)	November 29, 2020	% Decrease (Over Prior Year)	November 24, 2019

	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$600.9	*	$83.6	(81.7)%	$456.2
Impact of foreign currency exchange rates	—	*	2.8	*	(5.9)
Constant-currency Adjusted net income	$600.9	*	$86.4	(81.4)%	$450.3
Constant-currency Adjusted net income margin(2)	10.4%		1.9%		7.9%

Adjusted diluted earnings per share	$1.47	*	$0.21	(81.3)%	$1.12
Impact of foreign currency exchange rates	—	*	0.01	*	(0.02)
Constant-currency adjusted diluted earnings per share	$1.47	*	$0.22	(80.9)%	$1.10
_____________
(1)Adjusted net income is reconciled from net income (loss) which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

Critical Accounting Estimates and Assumptions
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
We believe that the following discussion addresses our critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates, based on newly available information, or different assumptions or conditions, may affect amounts reported in future periods.
We summarize our critical accounting estimates and assumptions below.
Revenue recognition.  Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. We recognize allowances for estimated returns in the period in which the related sale is recorded. We recognize allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. We estimate non-volume based allowances based on historical rates as well as customer and product-specific circumstances. The determination of sales allowances is considered a critical accounting estimate. Actual allowances may differ from estimates due to changes in sales volume based on retailer or consumer demand and changes in customer and product-specific circumstances.
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
Business Combination. We account for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition.
All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. We allocate the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, discount rates and royalty rates, among other items. Management generally evaluates fair value at acquisition using three valuation techniques - the replacement cost, market and income methods - and weights the valuation methods based on what is most appropriate in the circumstances. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. Management also typically utilizes third party valuation specialists to assist in the determination of the fair value of assets acquired and liabilities assumed. Fair value estimates are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill as discussed in the "Impairment" section below. The determination of fair value is considered a critical accounting estimate because the valuation techniques mentioned use significant estimates and assumptions, including projected future revenues, a hypothetical royalty rate, the expected economic life of the asset, tax rates and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.
During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
Impairment. We review goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of our fiscal year, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit or indefinite-lived asset exceeds its carrying value, a quantitative test is performed. Under the quantitative test, we compare the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value, which we estimate using a discounted cash flow analysis or by comparison to the market values of similar assets. If the carrying value exceeds its fair value, we record an impairment charge equal to the excess of the carrying value over the related fair value. The assumptions used in such valuations such as projected future cash flows, discount rates, growth rates, and determination of appropriate market comparables and recent transactions, are subject to volatility and may differ from actual results. Under a qualitative assessment, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.
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
Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprising of a group of our senior financial executives, review our foreign exchange /activities in support of monitoring our compliance with policy. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our treasury risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques, including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 28, 2021, we had forward foreign exchange contracts, of which $952.4 million were contracts to buy and $394.1 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2023.
As of November 29, 2020, we had forward foreign exchange contracts to buy $868.6 million and to sell $335.5 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2022.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 28, 2021 and November 29, 2020. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2023.

	As of November 28, 2021			As of November 29, 2020
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value

	(Dollars in thousands)
Currency
Australian Dollar	0.73	$20,741	$278	0.7	$12,384	$(717)
Brazilian Real	5.85	5,934	(97)	5.27	6,542	111
Canadian Dollar	1.26	85,452	(470)	1.32	85,726	(1,195)
Swiss Franc	0.92	(15,225)	(282)	0.91	(9,578)	28
Chilean Peso	847.47	12,370	110	758.50	30,715	551
Czech Koruna	22.03	(1,207)	(41)	22.37	602	(12)
Danish Krone	6.44	(2,775)	(73)	6.28	(923)	6
Euro	1.17	169,954	10,377	1.13	29,657	(2,503)
British Pound Sterling	1.31	113,973	(2,385)	1.34	134,641	876
Hong Kong Dollar	7.79	5,909	6	7.75	1,935	(1)
Hungarian Forint	316.90	(4,441)	(141)	302.45	(3,369)	(7)
Japanese Yen	108.21	73,101	3,491	104.31	92,315	(229)
South Korean Won	1,169.36	33,240	646	1,137.31	25,806	(598)
Mexican Peso	21.32	46,853	2,145	20.34	118,689	(1,670)
Norwegian Krone	8.59	(731)	(31)	9	(4,416)	55
New Zealand Dollar	0.70	(5,436)	(142)	0.68	(4,587)	98
Polish Zloty	4.08	(5,722)	(134)	3.8	(7,237)	112
Swedish Krona	8.69	26,321	1,000	8.77	24,230	(736)
Total		$558,311	$14,257		$533,132	$(5,831)

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 28, 2021							As of November 29, 2020 Total
	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total

	(Dollars in thousands)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500,000	$500,000	$1,000,000
Average Interest Rate	—	—	—	—	—	3.50%	3.50%	5.00%
Fixed Rate (Euro 475 million)	—	—	—	—	—	532,285	532,285	565,820
Average Interest Rate	—	—	—	—	—	3.375%	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$—	$1,032,285	$1,032,285	$1,565,820
______________
(1)Excluded from this table are other short-term borrowings of $5.9 million as of November 28, 2021, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next twelve months or refinance at the end of their applicable terms. All of the $5.9 million was fixed-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 28, 2021 and November 29, 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended November 28, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 28, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 28, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 28, 2021 and November 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 28, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 28, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and certain stranded income tax effects in accumulated other comprehensive income (loss) as of November 25, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of Deferred Tax Assets - Foreign Tax Credit Carryforwards

As described in Notes 1 and 20 to the consolidated financial statements, the Company has deferred tax assets from foreign tax credit carryforwards of $147.8 million as of November 28, 2021. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets from foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management when assessing the realizability of deferred tax assets, including a high degree of estimation uncertainty relative to the estimates of future taxable income and the feasibility of tax planning strategies, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of future taxable income and the feasibility of tax planning strategies related to the realizability of deferred tax assets, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of foreign tax credit carryforwards. These procedures also included, among others, testing management’s process for assessing the realizability of deferred tax assets from foreign tax credit carryforwards. This included (i) evaluating the appropriateness of the calculation used, (ii) testing the completeness and accuracy of the underlying data used in the calculation, and (iii) evaluating the reasonableness of significant assumptions used in the calculation related to the estimates of future taxable income and the feasibility of tax planning strategies. Evaluating management's assumptions related to the estimates of future taxable income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of affiliates, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the feasibility of tax planning strategies involved evaluating whether the assumptions used by management were reasonable considering the relevant jurisdictional tax laws. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the Company’s assumptions and the appropriateness of the calculation used for assessing the realizability of deferred tax assets from foreign tax credit carryforwards, including the mechanics and application of tax law to the projected foreign tax credit calculation, which incorporated the impact of tax planning strategies.

Acquisition of Beyond Yoga - Valuation of Trademark Intangible Asset

As described in Note 4 to the consolidated financial statements, in the fourth quarter of fiscal 2021, the Company completed the acquisition of Beyond Yoga. Management assigned a fair value to the intangible assets acquired. The Beyond Yoga trademark has been valued at $216.0 million using the relief-from-royalty method. The relief-from-royalty method requires the use of significant estimates and assumptions, including projected future revenues, a hypothetical royalty rate, the expected economic life of the asset, tax rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.

The principal considerations for our determination that performing procedures relating to the valuation of the trademark intangible asset from the Beyond Yoga acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the trademark intangible asset, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, royalty rate, and discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the trademark intangible asset. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for determining the fair value of the trademark intangible asset, (iii) evaluating the appropriateness of the relief-from-royalty method, (iv) testing the completeness and accuracy of the underlying data used in the method, and (v) evaluating the reasonableness of significant assumptions used by management related to future revenues, royalty rate, and discount rate. Evaluating management’s assumptions related to future revenues involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of Beyond Yoga, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 26, 2022

We have served as the Company's auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 28, 2021	November 29, 2020

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$810,266	$1,497,155
Short-term investments in marketable securities	91,550	96,531
Trade receivables, net	707,625	540,227
Inventories	897,950	817,692
Other current assets	202,510	174,636
Total current assets	2,709,901	3,126,241
Property, plant and equipment, net	502,562	454,532
Goodwill	386,880	264,768
Other intangible assets, net	291,332	47,426
Deferred tax assets, net	573,114	497,556
Operating lease right-of-use assets, net	1,103,705	988,801
Other non-current assets	332,575	261,917
Total assets	$5,900,069	$5,641,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$5,862	$17,631
Accounts payable	524,838	375,450
Accrued salaries, wages and employee benefits	274,700	179,081
Restructuring liabilities	19,106	54,723
Accrued income taxes	14,477	21,986
Accrued sales returns and allowances	209,364	185,868
Short-term operating lease liabilities	245,369	237,142
Other accrued liabilities	575,902	477,001
Total current liabilities	1,869,618	1,548,882
Long-term debt	1,020,700	1,546,700
Postretirement medical benefits	51,439	60,249
Pension liabilities	155,218	168,721
Long-term employee related benefits	108,544	94,654
Long-term operating lease liabilities	969,482	858,293
Other long-term liabilities	59,407	64,267
Total liabilities	4,234,408	4,341,766

Commitments and contingencies

Stockholders’ Equity:
Levi Strauss & Co. stockholders’ equity
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized; 97,567,627 shares and 74,352,481 shares issued and outstanding as of November 28, 2021 and November 29, 2020, respectively; and 422,000,000 Class B shares authorized, 302,209,813 shares and 323,547,674 shares issued and outstanding, as of November 28, 2021 and November 29, 2020, respectively	400	398
Additional paid-in capital	584,774	626,243
Accumulated other comprehensive loss	(394,387)	(441,446)
Retained earnings	1,474,874	1,114,280
Total stockholders’ equity	1,665,661	1,299,475
Total liabilities and stockholders’ equity	$5,900,069	$5,641,241
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands, except per share amounts)
Net revenues	$5,763,936	$4,452,609	$5,763,087
Cost of goods sold	2,417,225	2,099,685	2,661,714
Gross profit	3,346,711	2,352,924	3,101,373
Selling, general and administrative expenses	2,652,213	2,347,628	2,534,698
Restructuring charges, net	8,287	90,415	—
Operating income (loss)	686,211	(85,119)	566,675
Interest expense	(72,902)	(82,190)	(66,248)
Underwriter commission paid on behalf of selling stockholders	—	—	(24,860)
Loss on early extinguishment of debt	(36,521)	—	—
Other income (expense), net	3,452	(22,474)	2,017
Income (loss) before income taxes	580,240	(189,783)	477,584
Income tax expense (benefit)	26,699	(62,642)	82,604
Net income (loss)	553,541	(127,141)	394,980
Net income attributable to noncontrolling interest	—	—	(368)
Net income (loss) attributable to Levi Strauss & Co.	$553,541	$(127,141)	$394,612
Earnings (loss) per common share attributable to common stockholders:
Basic	$1.38	$(0.32)	$1.01
Diluted	$1.35	$(0.32)	$0.97
Weighted-average common shares outstanding:
Basic	401,634,760	397,315,117	389,082,277
Diluted	409,778,169	397,315,117	408,365,902

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Net income (loss)	$553,541	$(127,141)	$394,980
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	35,059	60,915	10,248
Derivative instruments	69,735	(55,242)	19,026
Foreign currency translation (losses) gains	(51,016)	10,493	(7,250)
Unrealized gains on marketable securities	5,662	9,758	4,362
Total other comprehensive income, before related income taxes	59,440	25,924	26,386
Income tax expense related to items of other comprehensive income (loss)	(12,381)	(7,940)	(6,476)
Comprehensive income (loss), net of income taxes	600,600	(109,157)	414,890
Comprehensive income attributable to noncontrolling interest	—	—	(680)
Comprehensive income (loss) attributable to Levi Strauss & Co.	$600,600	$(109,157)	$414,210

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in thousands)
Balance at November 25, 2018	$376	$—	$1,084,321	$(424,584)	$7,346	$667,459
Net income	—	—	394,612	—	368	394,980
Other comprehensive income, net of tax	—	—	—	19,598	312	19,910
Stock-based compensation and dividends, net	4	55,278	(93)	—	—	55,189
Employee stock purchase plan	—	2,062	—	—	—	2,062
Reclassification to temporary equity	—	(506)	(23,339)	—	—	(23,845)
Repurchase of common stock	—	(165)	(2,923)	—	—	(3,088)
Tax withholdings on equity awards	—	(40,894)	—	—	—	(40,894)
Reclassification from temporary equity in connection with initial public offering	—	351,185	(28,200)	—	—	322,985
Issuance of Class A common stock in connection with initial public offering	14	234,569	—	—	—	234,583
Cancel liability-settled awards and replace with equity-settled awards in connection with initial public offering	—	56,130	—	—	—	56,130
Cash dividends paid ($0.30 per share)	—	—	(113,914)	—	—	(113,914)
Balance at November 24, 2019	394	657,659	1,310,464	(404,986)	8,026	1,571,557
Net loss	—	—	(127,141)	—	—	(127,141)
Other comprehensive income, net of tax	—	—	—	17,984	—	17,984
Stock-based compensation and dividends, net	7	51,162	(222)	—	—	50,947
Employee stock purchase plan	—	8,050	—	—	—	8,050
Repurchase of common stock	(3)	—	(56,240)	—	—	(56,243)
Tax withholdings on equity awards	—	(90,628)	—	—	—	(90,628)
Changes in ownership of noncontrolling interest	—	—	(8,809)	—	(8,026)	(16,835)
Cumulative effect of adoption of new accounting standards	—	—	59,867	(54,444)	—	5,423
Cash dividends paid ($0.16 per share)	—	—	(63,639)	—	—	(63,639)
Balance at November 29, 2020	398	626,243	1,114,280	(441,446)	—	1,299,475
Net income	—	—	553,541	—	—	553,541
Other comprehensive income, net of tax	—	—	—	47,059	—	47,059
Stock-based compensation and dividends, net	5	60,131	(67)	—	—	60,069
Employee stock purchase plan	—	7,674	—	—	—	7,674
Repurchase of common stock	(3)	—	(88,449)	—	—	(88,452)
Tax withholdings on equity awards	—	(109,274)	—	—	—	(109,274)
Cash dividends paid ($0.26 per share)	—	—	(104,431)	—	—	(104,431)
Balance at November 28, 2021	$400	$584,774	$1,474,874	$(394,387)	$—	$1,665,661
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$553,541	$(127,141)	$394,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Property, plant, equipment, and right-of-use asset impairments	21,871	66,987	2,388
Depreciation and amortization	143,167	141,795	123,942
Stock-based compensation	60,069	50,947	55,188
Benefit from provision for deferred income taxes	(87,945)	(95,244)	(14,963)
Loss on early extinguishment of debt	36,375	—	—
Other, net	33,958	49,592	14,449
Change in operating assets and liabilities:
Trade receivables	(181,547)	234,217	(82,344)
Inventories	(84,670)	93,096	(22,434)
Accounts payable	150,507	12,507	8,887
Accrued salaries, wages and employee benefits and long-term employee related benefits	101,647	(71,137)	(55,363)
Right-of use operating lease assets and current and non-current operating lease liabilities, net	(5,870)	25,999	—
Other current and non-current assets	(28,318)	(82,271)	(43,764)
Other current and long-term liabilities	24,479	170,239	31,222
Net cash provided by operating activities	737,264	469,586	412,188
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(166,944)	(130,383)	(175,356)
Payments for business acquisition	(390,915)	(54,570)	—
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(17,899)	12,531	12,166
Payments to acquire short-term investments	(122,981)	(109,663)	(114,247)
Proceeds from sale, maturity and collection of short-term investments	126,929	93,526	34,094
Net cash used for investing activities	(571,810)	(188,559)	(243,343)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	489,281	496,041	—
Repayments of long-term debt including extinguishment costs	(1,023,334)	—	—
Proceeds from senior revolving credit facility	—	300,000	—
Repayments of senior revolving credit facility	—	(300,000)	—
Short-term credit facilities and borrowings, net	(12,180)	10,045	(23,268)
Proceeds from issuance of common stock and employee stock purchase	7,674	8,050	256,391
Payments for underwriter commission and other offering costs	—	—	(19,746)
Repurchase of common stock	(85,864)	(56,243)	(3,088)
Shares surrendered for tax withholdings on equity awards	(109,274)	(90,628)	(40,894)
Dividend to stockholders	(104,431)	(63,639)	(113,914)
Other financing, net	(2,760)	(17,631)	(463)
Net cash (used for) provided by financing activities	(840,888)	285,995	55,018
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11,634)	(4,127)	(2,808)
Net (decrease) increase in cash and cash equivalents and restricted cash	(687,068)	562,895	221,055
Beginning cash and cash equivalents, and restricted cash	1,497,648	934,753	713,698
Ending cash and cash equivalents, and restricted cash	810,580	1,497,648	934,753
Less: Ending restricted cash	(314)	(493)	(516)
Ending cash and cash equivalents	$810,266	$1,497,155	$934,237

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$72,326	$35,994	$30,512

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$54,350	$73,667	$54,000
Cash paid for income taxes during the period, net of refunds	109,568	50,068	96,540
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the "Company") is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, jackets, footwear and related accessories, for men, women and children around the world under the Levi’s®, Signature by Levi Strauss & Co.™, Denizen®, Dockers® and Beyond Yoga® brands.
In the fourth quarter of fiscal 2021, the Company acquired Beyond Yoga®, which has been consolidated since the date of acquisition. Beyond Yoga® generates revenue from the sale of activewear in the United States. Please refer to Note 4 for more information.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal year 2021 was a 53-week year, ending on November 28, 2021, and fiscal years 2020 and 2019 were 52-week years, ending on November 29, 2020 and November 24, 2019, respectively. Each quarter of fiscal years 2021, 2020 and 2019 consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2020, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
Segments
In the fourth quarter of 2021, the Company changed its segment reporting as a result of operational changes in support of the ongoing efforts to globally integrate its Levi's Brands business, which includes Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands, and is defined geographically in three reportable segments: Americas, Europe and Asia. The Dockers® business, which is managed separately, is no longer reported in the geographical regions of Americas, Europe and Asia. The newly acquired Beyond Yoga® business, along with the Dockers® business, do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. While this reporting change did not impact consolidated results, the segment data for previously reported periods has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes. For additional information, including the financial results of our reportable segments, see Note 23.
COVID-19 Update
In fiscal year 2020, the COVID-19 pandemic materially impacted the Company's business and results of operations. During the second quarter of fiscal year 2020, the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. Total charges of $250.0 million were recognized during fiscal year 2020, consisting of $90.4 million of restructuring charges, COVID-19 related inventory costs of $68.5 million, and charges for customer receivables, asset impairments and other related charges of $91.1 million. For more information on asset impairments, restructuring charges, inventory and other related charges, refer to Notes 3, 13, 14 and 15, respectively. For more information on charges for customer receivables and COVID-19 related inventory costs, see "Accounts Receivable, Net" and "Inventory Valuation" sections below.
During fiscal year 2021, company-operated stores and third-party retail locations have been, and continue to be, impacted by temporary closures, reduced hours and reduced occupancy levels as the result of the pandemic. The Company continues to experience differing levels of disruption and volatility, market by market. As of year end, approximately 99% of company-operated stores were open globally.
Initial Public Offering
In March 2019, the Company completed its initial public offering, in which it issued and sold 14,960,557 shares of Class A common stock at a public offering price of $17.00 per share (the "IPO"). The Company received net proceeds of

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
$234.6 million after deducting underwriting discounts and commissions of $13.6 million and other direct and incremental offering expenses of $6.1 million. The Company agreed to pay all underwriting discounts and commissions applicable to the sales of shares of Class A common stock by the selling stockholders. This amount, $24.9 million, was paid at completion of the IPO in March 2019 and was recorded as non-operating expense in the second quarter of 2019. Additionally, the Company incurred $3.5 million of other costs associated with the IPO that were recorded in selling, general and administrative expenses.
In connection with the IPO, on March 19, 2019 the Company's Board of Directors approved the cancellation of the majority of the outstanding unvested cash-settled restricted stock units ("RSUs") and their concurrent replacement with similar equity-settled RSUs ("Replacement Awards"), pursuant to the Company's 2016 Equity Incentive Plan (the "2016 Plan"). RSUs for certain foreign affiliates continue to be cash-settled. Other than the form of settlement, all other terms of the awards (including their vesting schedules) are the same. Prior to this modification, the cash-settled awards were classified as liabilities and stock-based compensation expense was measured using the fair value at the end of each reporting period. After the modification, the stock-based compensation expense for these awards was measured using the modification date fair value. As a result of the modification, accrued stock-based compensation expense of $45.8 million and $10.3 million were reclassified on the Company's consolidated balance sheets from accrued salaries, wages and employee benefits and other long-term liabilities, respectively, to additional paid in capital. Refer to Note 12 for more information.
Prior to the IPO, the holders of shares issued under the 2016 Plan could require the Company to repurchase such shares at the then-current market value pursuant to a contractual put right. Equity-classified stock-based awards that may be settled in cash at the option of the holder were presented on the Company's consolidated balance sheets outside of permanent equity. Accordingly, temporary equity on the Company's consolidated balance sheets included the redemption value of these awards generally related to the elapsed service period since the grant date reflecting patterns of compensation cost recognition, as well as the fair value of the Company's common stock issued pursuant to the 2016 Plan. Upon the completion of the IPO, this contractual put right was terminated and these awards are no longer presented as temporary equity. As a result, the balance in temporary equity as of immediately prior to the IPO of $351.2 million was reclassified to additional paid in capital. Refer to Note 12 for more information.
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
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Company's Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in "Other comprehensive income".
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Accounts Receivable, Net
The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. During fiscal 2021, a net reduction of $12.5 million in allowances related to customer receivables was recorded as a result of a change in customers' financial condition, actual and anticipated bankruptcies and other associated claims. During fiscal year 2020, $17.7 million in charges were recognized upon the onset of the COVID-19 pandemic.
The allowance for credit losses was $11.6 million and $14.7 million as of November 28, 2021 and November 29, 2020, respectively.
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
Net realizable value is determined by estimating expected selling prices based on anticipated recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer demand and preferences. During fiscal year 2021, there was a $2.3 million net reduction in COVID-19 related inventory reserves recognized due to the overall improvement in operations since when the initial estimates were made. During fiscal year 2020, the Company recognized $42.3 million in net incremental inventory reserves upon the onset of COVID-19. All COVID-19 related impacts on inventory valuation were recorded within "Cost of goods sold" in the accompanying consolidated statements of operations.
Income Tax
Beginning in fiscal year 2020, the Company adopted Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017. Stranded income tax effects unrelated to the Tax Act are generally released from accumulated other comprehensive income (loss) when an entire portfolio of the type of item related to the stranded income tax effect is liquidated, sold or extinguished.
Significant judgment is required in determining the Company's global income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for valuation allowances.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. All deferred income taxes are classified as non-current on the Company's consolidated balance sheets. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
Goodwill and Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, the acquisition of Beyond Yoga® in 2021 and other third party acquisitions. Goodwill is not amortized. Intangible assets are comprised of customer relationships and owned trademarks with definite and indefinite useful lives.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for recurring arrangements. The Company records other costs associated with exit activities as they are incurred. The long-term portion of restructuring liabilities is included in “Other long-term liabilities” in the Company’s consolidated balance sheets. See Note 13 for more information.
Operating Leases
Beginning in fiscal year 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space and equipment. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. Incremental borrowing rates are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Incremental borrowing rate reflects the rate the lessee would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
The Company has elected to account for lease and non-lease components together as a single lease component in the measurement of ROU assets and lease liabilities. Variable lease payments are not included in the measurement of ROU assets and lease liabilities.
For leases with a lease term of 12 months or less, fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. See Note 15 for further discussion of the Company's leases.
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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 28, 2021 and November 29, 2020.
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
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
Share Repurchases
During the fourth quarter of fiscal 2021, the Company's Board of Directors (the "Board") reinstated its share repurchase program, which authorizes the repurchase of up to $200 million of the Company's Class A common stock, which had been previously suspended in the second quarter of fiscal 2020.
During fiscal 2021, 3.4 million shares were repurchased for $88.4 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $25.78 per share. In fiscal 2020, 3.0 million shares were repurchased for $56.2 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.73 per share.
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
Subsequent to year end, the Company repurchased 1.8 million shares for $43.6 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $24.68 per share.
Noncontrolling Interest
In fiscal 2020, the Company completed its all cash tender offer for the acquisition of the remaining 16.4% minority interest shares of Levi Strauss Japan common stock at a purchase price of ¥1,570 per share for a total purchase price of $13.6 million US dollars, plus transaction costs. As a result, Levi Strauss Japan has become a wholly owned subsidiary. Prior to this transaction, the noncontrolling interest included a 16.4% minority interest of third parties in Levi Strauss Japan K.K., the Company's Japanese subsidiary.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
Revenue transactions generally comprise of a single performance obligation, which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer. Within the Company's DTC channel, control generally transfers to the customer at the time of sale within company-operated retail stores and upon delivery to the customer with respect to e-commerce transactions.
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
Net sales to the Company's ten largest customers for fiscal year 2021, fiscal year 2020, and fiscal year 2019, totaled 32%, 29% and 26% of net revenues for those fiscal years, respectively. No customer represented 10% or more of net revenues in any of these years.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") consist primarily of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For fiscal year 2021, 2020 and 2019, total advertising expense was $434.5 million, $331.4 million and $399.3 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $244.6 million $198.3 million and $227.4 million for fiscal year 2021, 2020 and 2019, respectively.
Reclassification
Certain amounts on the consolidated statements of cash flow have been conformed to the November 28, 2021 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Changes in Accounting Principles
•In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The Company adopted this standard in the first quarter of fiscal 2021. The adoption of this standard did not have a material effect on the Company's consolidated financial statements and related disclosures.
•In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The Company adopted ASU 2018-14 at the beginning of the first quarter of fiscal year 2021, and it did not have a material effect on the Company's consolidated financial statements”.
•In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The Company adopted this standard in the first quarter of fiscal 2021 on a prospective basis. The adoption of this standard did not have material effect on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB issued ASU's, have been grouped by their required effective dates for the Company:

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)
Raw materials	$9,141	$3,882
Work-in-progress	3,603	4,725
Finished goods	885,206	809,085
Total inventories	$897,950	$817,692
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment ("PP&E") were as follows:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)

Land	$8,238	$8,564
Buildings and leasehold improvements	472,240	477,521
Machinery and equipment	487,356	486,931
Capitalized internal-use software	597,644	560,539
Construction in progress	67,782	24,148
Subtotal	1,633,260	1,557,703
Accumulated depreciation	(1,130,698)	(1,103,171)
PP&E, net	$502,562	$454,532
Depreciation expense for the years ended November 28, 2021, November 29, 2020, and November 24, 2019, was $142.1 million, $136.6 million and $123.9 million, respectively.
During fiscal year 2021, the Company recorded $11.0 million in charges primarily related to the impairment of leasehold improvements and other property and equipment. During fiscal year 2020, the Company recorded $23.6 million in charges primarily related to the impairment of certain store assets, buildings and leasehold improvements as well as the impairment of other property and equipment, primarily within capitalized internal-use software in response to the onset of the COVID-19 pandemic. An immaterial amount of impairment charges were recognized during fiscal year 2019. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 4: ACQUISITIONS
Beyond Yoga® Acquisition
In the fourth quarter of fiscal 2021, the Company completed the acquisition of Beyond Yoga®, a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. The acquisition was funded entirely by cash on hand. The results of operations, financial position and cash flows of Beyond Yoga® have been included in the Company's financial statements from the date of acquisition.
The Company accounted for the acquisition following FASB ASC Topic 805, Business Combinations, and the related assets acquired, and liabilities assumed were recorded at fair value on the acquisition date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their respective fair values at the acquisition date.
The purchase price allocation is preliminary and based upon valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change, primarily for final adjustments to net working capital as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed over the one-year measurement period.
The following table summarizes the preliminary estimated fair values of the Beyond Yoga® assets acquired and liabilities assumed at the date of acquisition:

September 21, 2021

(Dollars in thousands)
Cash	$1,491
Accounts receivable	5,028
Inventory(1)	18,706
Prepaid expenses and other current assets	509
Property, plant and equipment	760
Operating lease right-of-use assets	5,877
Goodwill	123,658
Intangible assets	245,507
Other non-current assets	463
Total assets acquired	401,999

Accounts payable	4,267
Other accrued liabilities	2,256
Operating lease liabilities	5,877
Total liabilities assumed	12,400

Net assets acquired	$389,599
_____________
(1)Includes $5.9 million of inventory markup above historical carrying value.
The goodwill is attributable to the Company's ability to expand the Beyond Yoga® brand to more consumers through direct-to-consumer expansion, including brick-and-mortar retail, gender and category growth, and further development of the wholesale footprint with premium partners. All of the goodwill will be deductible for tax purposes.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The Company assigned a fair value to and estimated useful lives for intangible assets acquired as part of the Beyond Yoga® acquisition. The fair value of the separately identifiable intangible assets, and their estimated useful lives as of the acquisition date were as follows:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)

	(Dollars in thousands)
Intangible Assets:
Trademark	$215,969	Indefinite
Customer Relationships	29,538	8.2 years
Total	$245,507
The Beyond Yoga® trademark, which is estimated to have an indefinite life, has been valued at $216.0 million using the relief-from-royalty method. The relief-from-royalty method requires the use of significant estimates and assumptions, including projected future revenues, a hypothetical royalty rate, the expected economic life of the asset, tax rates and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.
The Company has not disclosed pro forma information of the combined business as the transaction is not material to revenue or net income.
In connection with the acquisition, the Company recognized certain acquisition-related expenses which are expensed as incurred. These expenses are recognized within SG&A in the Company's consolidated statements of operations and include the following amounts:
•transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition; and
•acquisition-related compensation, including amounts due to sellers that are contingent upon continuing employment.
The following table summarizes the acquisition-related expenses recognized during fiscal year 2021:

November 28, 2021

(Dollars in thousands)
Acquisition-related expenses:
Transaction and integration costs	$2,835
Acquisition-related compensation	962
Total	$3,797
The Company will recognize a total expense of $15.0 million for deferred consideration that is due to certain continuing Beyond Yoga® employees, subject to the continued employment of those individuals through various vesting dates up to three years from the acquisition date. This acquisition-related compensation is expensed over the vesting periods as service is provided, and consists of cash payments, which are included within "accrued salaries, wages and employee benefits" within the Company's consolidated balance sheets until payments are made.
The Jeans Company Acquisition
In December 2019, the Company completed an acquisition of all operating assets related to Levi’s® and Dockers® brands from The Jeans Company ("TJC"), the Company's distributor in Chile, Peru and Bolivia, for $52.2 million in cash, plus transaction costs. This includes 78 Levi’s® and Dockers® retail stores and one e-commerce site, distribution with the America's leading multi-brand retailers, and the logistical operations within these markets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The total fair value of assets acquired was $52.2 million and included goodwill, inventory, intangible and fixed assets. The goodwill and intangibles recognized as a result of the acquisition were $22.8 million and $9.2 million, respectively. In addition, based on materiality, pro forma results are not presented.
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 28, 2021 and November 29, 2020, were as follows:

	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Balance, November 24, 2019	$207,749	$26,535	$1,504	$—	$235,788
Additions(1)	22,445	207	1,710	—	24,362
Foreign currency fluctuation	2,782	1,928	(92)	—	4,618
Balance, November 29, 2020	232,976	28,670	3,122	—	264,768
Additions(2)	—	1,761	—	123,658	125,419
Foreign currency fluctuation	(1,597)	(1,639)	(71)	—	(3,307)
Balance, November 28, 2021	$231,379	$28,792	$3,051	$123,658	$386,880
_____________
(1)Additions to goodwill in fiscal year 2020 relate to business acquisitions, primarily the South American distributor TJC. Refer to Note 4 for more information.
(2)Additions to Other Brands goodwill in fiscal year 2021 relates to the acquisition of Beyond Yoga®. Refer to Note 4 for more information.
Other intangible assets, net, were as follows:

	November 28, 2021			November 29, 2020
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in thousands)
Non-amortized intangible assets:
Trademarks	$258,712	$—	$258,712	$42,743	$—	$42,743
Amortized intangible assets:
Customer relationships and other	38,662	(6,042)	32,620	9,786	(5,103)	4,683
Total	$297,374	$(6,042)	$291,332	$52,529	$(5,103)	$47,426
Customer relationships and other are amortized over five to eleven years. Amortization expense for the years ended November 28, 2021 and November 29, 2020 was $1.1 million and $5.2 million, respectively. Amortization expense for the year ended November 24, 2019 is immaterial.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Estimated amortization expense for each of the next five years is as follows:

November 28, 2021

(Dollars in thousands)
2022	$4,400
2023	4,400
2024	4,400
2025	4,400
2026	4,043
Thereafter	10,977
Total	$32,620
The Company performed its annual goodwill impairment assessment for reporting units. The fair values of the reporting units were estimated using the income approach. The annual assessment concluded that the fair values of the reporting units were in excess of their respective carrying values.
The Company performed its annual impairment assessment over material indefinite-lived intangible assets. The annual assessment concluded that the fair value of the indefinite-lived intangible assets were in excess of their respective carrying values.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 28, 2021			November 29, 2020
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$80,188	$80,188	$—	$71,184	$71,184	$—
Short-term investments in marketable securities	91,550		91,550	96,531	—	96,531
Derivative instruments(3)	27,512	—	27,512	4,904	—	4,904
Total	$199,250	$80,188	$119,062	$172,619	$71,184	$101,435
Financial liabilities carried at fair value
Derivative instruments(3)	13,255	—	13,255	10,735	—	10,735
Total	$13,255	$—	$13,255	$10,735	$—	$10,735
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of a diversified portfolio of equity, fixed income and other securities. See Note 11 for more information on rabbi trust assets.
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
(3)The Company’s cash flow hedges are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis. Refer to Note 7 for more information.

The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	November 28, 2021				November 29, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in thousands)
Short-term investments
Rabbi trust assets	$2,823	$1,277	$—	$4,100	$6,423	$2,342	$—	$8,765
Short-term investments in marketable securities	91,475	155	(80)	91,550	96,010	530	(9)	96,531
	94,298	1,432	(80)	95,650	102,433	2,872	(9)	105,296
Long-term investments
Rabbi trust assets	52,398	23,690	—	76,088	45,743	16,676	—	62,419
	$146,696	$25,122	$(80)	$171,738	$148,176	$19,548	$(9)	$167,715

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 28, 2021		November 29, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
5.00% senior notes due 2025(1)	$—	$—	$990,280	$1,016,169
3.375% senior notes due 2027(1)	531,382	541,935	564,312	583,227
3.50% senior notes due 2031(1)	497,335	502,881	—	—
Short-term borrowings	5,862	5,862	17,648	17,648
Total	$1,034,579	$1,050,678	$1,572,240	$1,617,044
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs which consist of quoted prices in active markets for identical liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of November 28, 2021, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $952.4 million were contracts to buy and $394.1 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2023.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 28, 2021			November 29, 2020
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$24,858	$—	$24,858	$1,489	$—	$1,489
Foreign exchange risk cash flow hedges(2)	—	(2,030)	(2,030)	—	(5,036)	(5,036)
Total	$24,858	$(2,030)		$1,489	$(5,036)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$27,512	$(24,858)	$2,654	$4,902	$(1,487)	$3,415
Forward foreign exchange contracts(2)	2,030	(13,255)	(11,225)	5,035	(10,734)	(5,699)
Total	$29,542	$(38,113)		$9,937	$(12,221)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(532,285)		$—	$(565,820)
_____________
(1)Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 28, 2021			November 29, 2020
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$54,400	$(10,152)	$44,248	$11,426	$(6,578)	$4,848
Financial liabilities	(40,143)	10,152	(29,991)	(17,257)	6,578	(10,679)
Total			$14,257			$(5,831)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in "Accumulated other comprehensive loss" ("AOCI") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Net Income (Loss)(1)
	As of November 28, 2021	As of November 29, 2020	Year Ended
			November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Foreign exchange risk contracts	$24,304	$(11,896)	$(19,277)	$13,182	$3,418
Realized forward foreign exchange swaps(2)	4,637	4,637	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—
Euro-denominated senior notes	(45,201)	(78,736)	—	—	—
Cumulative income taxes	15,157	31,350	—	—	—
Total	$(20,914)	$(74,456)
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
There was no hedge ineffectiveness for the year ended November 28, 2021. Within the next 12 months, $16.4 million of gains from cash flow hedges are expected to be reclassified from AOCI into net income (loss).

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the Consolidated statements of operations for the year ended November 28, 2021:

	Year ended
	November 28, 2021	November 29, 2020	November 24, 2019
	(Dollars in thousands)
Amount of (Loss) Gain on Cash Flow Hedge Activity:
Net revenues	$(4,323)	$1,814	$(3,908)
Cost of goods sold	(14,954)	11,368	7,326
The table below provides data about the amount of gains and losses related to derivative instruments included in "Other income (expense), net" in the Company’s consolidated statements of operations:

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019
	(Dollars in thousands)
Forward foreign exchange contracts:
Realized (loss) gain(1)	$(9,744)	$8,049	$8,164
Unrealized loss(2)	(5,057)	(5,750)	(8,038)
Total	$(14,801)	$2,299	$126
_____________
(1)The realized loss in fiscal year 2021 is primarily driven by losses on contracts to buy various currencies, mainly the Euro, and losses on contracts to sell various currencies, in particular the British Pound, Canadian Dollar and Mexican Peso a result of the U.S. Dollar strengthening throughout the year against original contract rates. The realized gain in fiscal year 2020 is primarily driven by gains on contracts to buy various currencies, mainly the Euro, as a result of the U.S. Dollar weakening throughout the year against original contract rates. The realized gain in fiscal year 2019 is driven by gains on contracts to sell various currencies, mainly the Euro, as a result of the U.S. Dollar strengthening throughout the year against lower original contract rates.
(2)The unrealized loss in fiscal year 2021 is primarily driven by losses on contracts to sell various foreign currencies, mainly the Euro, Mexican Peso and Japanese Yen, as a result of the U.S. Dollar strengthening against the original contract rates at year end. The unrealized loss in fiscal year 2020 is primarily driven by losses on contracts to sell various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end. The unrealized loss in fiscal year 2019 is driven by losses on contracts to sell various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 8: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$111,086	$80,272
Accrued interest payable	8,281	8,235
Accrued rent	16,612	22,045
Fabric liabilities	4,625	25,493
Fair value derivatives	13,246	10,390
Taxes other than income taxes payable	48,278	34,555
Other	373,774	296,011
Total other accrued liabilities	$575,902	$477,001
NOTE 9: DEBT
The following table presents the Company's debt:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)
Long-term debt
5.00% senior notes due 2025	$—	$986,252
3.375% senior notes due 2027	527,644	560,448
3.50% senior notes due 2031	493,056	—
Total long-term debt	$1,020,700	$1,546,700
Short-term debt
Short-term borrowings	5,862	17,631
Total debt	$1,026,562	$1,564,331
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement as amended by that certain Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of January 5, 2021 (the “Credit Agreement Amendment”), that provides for a senior secured revolving credit facility (the "Credit Facility"). The Credit Facility is an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of certain eligible cash, accounts receivable and inventory in the United States and Canada.
Availability, interest and maturity.  The maximum availability under the credit facility is $850.0 million, of which $800.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans in either U.S. or Canadian Dollars. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the credit facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Of the maximum availability of $850.0 million, the U.S. Levi’s® trademarks are deemed to add the lesser of (i) $150.0 million and (ii) 65% of the net orderly liquidation value of such trademarks to the borrowing base. Upon the maturity date of January 5, 2026, all of the obligations outstanding under the credit facility become due. The interest rate for borrowings under the credit facility is LIBOR plus 125-175 basis points, depending on borrowing base availability, and the rate for undrawn availability is 20 basis points.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The Company’s unused availability under its Credit Facility was $794.3 million at November 28, 2021, as the Company’s total availability of $806.6 million, based on the collateral levels discussed above, was reduced by $9.7 million of stand-by letters of credit and by $2.6 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Company's credit facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
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
Covenants.  The Second Amended and Restated Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Second Amended and Restated Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold. As of November 28, 2021, the Company was in compliance with these covenants.
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
Senior Notes due 2025
Principal, interest, and maturity. The Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the "Senior Notes due 2025") to qualified institutional buyers in April 2015 and an additional $500.0 million in April 2020. The Senior Notes due 2025 were treated as a single series (collectively, the "Senior Notes due 2025"), were unsecured obligations that ranked equally with all of the Company’s other existing and future unsecured and unsubordinated debt and were set to mature on May 1, 2025. In March 2021, the Company used $800.0 million of cash on hand to redeem a portion of the Senior Notes due 2025 and recorded a net loss of $30.1 million on the early extinguishment of debt, which included $20.0 million of call premium. In September 2021, the Company used $200.0 million of cash on hand to redeem the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
remaining Senior Notes due 2025 and recorded a net loss on the early extinguishment of debt of $6.2 million, which included $3.3 million of call premium on the retired debt.
Senior Notes due 2027
Principal, interest and maturity. In February 2017, the Company issued €475.0 million in aggregate principal amount of 3.375% senior notes due 2027 (the "Senior Notes due 2027") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act. The Senior Notes due 2027 will mature on March 15, 2027. Interest on the Senior Notes due 2027 is payable semi-annually in arrears on March 15 and September 15.
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
Covenants. The 2027 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates and incur liens, and that impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The 2027 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants, in the 2027 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2027 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. As of November 28, 2021, the Company was in compliance with these covenants.
Change of control. Upon the occurrence of a change in control (as defined in the 2027 indenture), each holder of the Senior Notes due 2027 may require the Company to repurchase all or a portion of the Senior Notes due 2027 in cash at a price equal to 101% of the principal amount of the Senior Notes due 2027 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
Senior Notes due 2031
Principal, interest, and maturity. In February 2021, the Company issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2031 (the "Senior Notes due 2031") to qualified institutional buyers and to purchasers outside the United States. The Senior Notes due 2031 are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt and will mature on March 1, 2031. Interest on the notes is payable semi-annually

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
in arrears on March 1 and September 1, commencing on September 1, 2021. Costs of associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
Ranking. The Senior Notes due 2031 are not guaranteed by any of the Company's subsidiaries and are unsecured obligations. Accordingly, they:
•rank equal in right of payment with all of the Company's other existing and future unsecured and unsubordinated debt;
•rank senior in right of payment to the Company's future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes due 2031;
•are effectively subordinated in right of payment to all of the Company's existing and future senior secured debt and other obligations (including the credit facility) to the extent of the value of the collateral securing such debt; and
•are structurally subordinated to all obligations of each of the Company's subsidiaries.
Optional redemption. The Company may redeem some up to 40% of the original aggregate principal amount of the Senior Notes due 2031 prior to March 1, 2026, at a price equal to 103.5% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium. On or after March 1, 2026, the Company may redeem some or all of the Senior Notes due 2031, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2031, plus accrued and unpaid interest, if any, to the date of redemption.
Mandatory redemption, Offer to Purchase and Open Market Purchases. The Company is not required to make any sinking fund payments with respect to the Senior Notes due 2031. However, under certain circumstances in the event of an asset sale or as described under "Change of Control" below, the Company may be required to offer to purchase the Senior Notes due 2031. The Company may from time to time purchase the Senior Notes due 2031 in the open market or otherwise.
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. Upon the occurrence of a change in control (as defined in the indenture), each holder of notes may require the Company to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of purchase. As of November 28, 2021, the Company was in compliance with these covenants.
Change of control. Upon the occurrence of a change in control triggering event (as defined in the 2031 indenture), unless the Company has exercised its right, if any, to redeem the Notes in full, each holder of the Senior Notes due 2031 may require the Company to repurchase all or a portion of the Senior Notes due 2031 in cash at a price equal to 101% of the principal amount of the Senior Notes due 2031 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Principal Payments on Debt
The table below sets forth, as of November 28, 2021, the Company's required aggregate short-term and long-term debt principal payments (inclusive of premium and discount):

(Dollars in thousands)
2022	$5,862
2023	—
2024	—
2025	—
2026
Thereafter	1,032,285
Total future debt principal payments	$1,038,147
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during fiscal year 2021, 2020 and 2019 was 4.32%, 4.75% and 5.31%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its amended and restated senior secured revolving credit facility agreement contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 16. As of November 28, 2021, and at the time dividends were paid, the Company met the requirements of its debt instruments.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 10: EMPLOYEE BENEFIT PLANS
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
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,264,629	$1,261,763	$67,361	$72,135
Service cost	4,398	4,026	21	48
Interest cost	19,349	30,643	829	1,665
Plan participants' contribution	652	689	4,027	4,282
Plan combinations	2,845	—	—	—
Actuarial (gain) loss(1)	(26,982)	87,443	(3,059)	1,531
Net curtailment loss (gain)	37	(1,009)	—	—
Impact of foreign currency changes	(5,958)	10,899	—	—
Plan settlements(2)	—	(64,525)	—	—
Net benefits paid	(66,907)	(65,300)	(11,342)	(12,300)
Benefit obligation at end of year	$1,192,063	$1,264,629	$57,837	$67,361

Change in plan assets:
Fair value of plan assets at beginning of year	1,153,291	1,091,162	—	—
Actual return on plan assets	33,478	161,856	—	—
Employer contribution	11,943	20,865	7,315	8,018
Plan participants' contributions	652	689	4,027	4,282
Plan settlements(2)	—	(64,525)	—	—
Impact of foreign currency changes	(3,284)	8,544	—	—
Net benefits paid	(66,907)	(65,300)	(11,342)	(12,300)
Fair value of plan assets at end of year	1,129,173	1,153,291	—	—
Unfunded status at end of year	$(62,890)	$(111,338)	$(57,837)	$(67,361)
_____________
(1)Fiscal year 2021 actuarial gains compared to 2020 actuarial losses in the Company's pension benefit plans resulted from changes in discount rate assumptions.
(2)There were no settlement events in fiscal 2021. The increase in pension plan settlements in fiscal year 2020 was primarily due to a voluntary lump-sum, cash-out program offered to vested, terminated U.S. pension plan participants in the last half of the fiscal year 2020. The extent of the funding from the cash-out program exceeded the settlement accounting threshold, and as such in fiscal year 2020, these activities have been categorized as settlements. Pension plan assets were utilized to settle pension obligations for deferred participants that elected to participate in the program.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Amounts recognized in the Company's consolidated balance sheets as of November 28, 2021 and November 29, 2020, consist of the following:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020

	(Dollars in thousands)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost(1)	$98,278	$62,161	$—	$—
Accrued benefit liability – current portion(2)	(9,770)	(9,663)	(6,398)	(7,112)
Accrued benefit liability – long-term portion(2)	(151,398)	(163,836)	(51,439)	(60,249)
	$(62,890)	$(111,338)	$(57,837)	$(67,361)

Accumulated other comprehensive loss:
Net actuarial loss	$(264,729)	$(296,330)	$(8,956)	$(12,491)
Net prior service benefit	182	259	—	—
	$(264,547)	$(296,071)	$(8,956)	$(12,491)
_____________
(1)Included in "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Accrued salaries, wages and employee benefits" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

The accumulated benefit obligation for all defined benefit plans was $1.2 billion and $1.3 billion at November 28, 2021 and November 29, 2020, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2021	2020

	(Dollars in thousands)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$158,815	$168,390

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$162,243	$222,055
Aggregate fair value of plan assets	1,102	48,578

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019

	(Dollars in thousands)
Net periodic benefit (income) cost:
Service cost	$4,398	$4,026	$3,377	$21	$48	$65
Interest cost	19,349	30,643	41,341	829	1,665	3,042
Expected return on plan assets	(36,635)	(41,189)	(42,098)	—	—	—
Amortization of prior service benefit	(65)	(62)	(61)	—	—	—
Amortization of actuarial loss	10,428	13,407	13,306	476	324	465
Curtailment loss (gain)	37	(650)	13	—	—	—
Net settlement loss (gain)	29	14,699	(56)	—	—	—
Net periodic benefit (income) cost	(2,459)	20,874	15,822	1,326	2,037	3,572
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(21,132)	(34,821)	6,309	(3,059)	1,531	(2,903)
Amortization of prior service benefit	65	62	61	—	—	—
Amortization of actuarial loss	(10,428)	(13,407)	(13,306)	(476)	(324)	(465)
Curtailment gain	—	742	—	—	—	—
Net settlement (loss) gain	(29)	(14,699)	56	—	—	—
Total recognized in accumulated other comprehensive loss	(31,524)	(62,123)	(6,880)	(3,535)	1,207	(3,368)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(33,983)	$(41,249)	$8,942	$(2,209)	$3,244	$204
Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.1%	2.8%	4.1%	2.0%	2.8%	4.2%
Expected long-term rate of return on plan assets	3.3%	3.8%	4.6%
Rate of compensation increase	3.3%	3.3%	3.4%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.4%	2.1%	2.8%	2.4%	2.0%	2.8%
Rate of compensation increase	3.5%	3.3%	3.3%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				5.9%	5.4%	5.7%
Rate trend to which the cost trend is assumed to decline				3.9%	4.4%	4.4%
Year that rate reaches the ultimate trend rate				2044	2037	2037

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
 The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed income securities and real estate and other alternative investments with the objective to provide a regular and reliable source of assets to meet the benefit obligation of the pension plans. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 15% for equity securities and real estate with an allowable deviation of plus or minus 4% and 85% for fixed income securities with an allowable deviation of plus or minus 4%.
The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 28, 2021
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Cash and cash equivalents	$2,383	$2,383	$—	$—
Equity securities(1)
U.S. large cap	54,109	—	54,109	—
U.S. small cap	7,710	—	7,710	—
International	87,830	—	87,830	—
Fixed income securities(2)	939,932	—	939,932	—
Other alternative investments
Real estate(3)	20,704	—	20,704	—
Private equity(4)	182	—	—	182
Hedge fund(5)	12,473	—	12,473	—
Other(6)	3,850	—	3,850	—
Total investments at fair value	$1,129,173	$2,383	$1,126,608	$182

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019

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
The fair value of plan assets are composed of U.S. plan assets of $909.4 million and non-U.S. plan assets of $219.7 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Total

	(Dollars in thousands)
2022	$71,382	$7,183	$78,565
2023	70,829	6,655	77,484
2024	71,281	6,230	77,511
2025	69,352	5,803	75,155
2026	68,757	5,296	74,053
2027-2031	328,897	19,773	348,670
At November 28, 2021, the Company's contributions to its pension plans for fiscal year 2022 are estimated to be $12.2 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 11: EMPLOYEE COMPENSATION AND LONG-TERM BENEFIT PLANS
Employee Savings and Investment Plan
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 28, 2021, November 29, 2020 and November 24, 2019, were $16.9 million, $17.3 million and $16.3 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 28, 2021, November 29, 2020, and November 24, 2019 were $140.9 million, $51.8 million and $86.6 million, respectively. Total amounts accrued for this plan as of November 28, 2021, and November 29, 2020 were $134.4 million and $49.0 million, respectively.
Long-term Employee Related Benefits
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003. The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. As of November 28, 2021 and November 29, 2020, these plan liabilities totaled $73.6 million and $67.9 million. The Company held funds of $80.2 million and $71.2 million in an irrevocable grantor's rabbi trust as of November 28, 2021 and November 29, 2020, respectively, related to this plan. Rabbi trust assets are classified as available-for-sale marketable securities and are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable securities are reported as a separate component of stockholders' equity and included in AOCI on the Company's consolidated balance sheets.
Deferred compensation plan for executives, prior to January 1, 2003. The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 28, 2021 and November 29, 2020, liabilities for this plan totaled $33.1 million and $30.8 million, respectively.
Interest earned by the participants in deferred compensation plans was $15.5 million, $13.8 million and $9.4 million for the years ended November 28, 2021, November 29, 2020 and November 24, 2019, respectively. The charges were included in "Interest expense" in the Company's consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 12: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $64.9 million, $51.3 million and $79.0 million, and related income tax benefits of $15.4 million, $12.6 million and $19.5 million, respectively, for the years ended November 28, 2021, November 29, 2020 and November 24, 2019, respectively. As of November 28, 2021, there was $68.5 million of total unrecognized compensation cost related to unvested equity and liability awards, which cost is expected to be recognized over a weighted-average period of 2.18 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
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
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the grant of a variety of stock awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At November 28, 2021, there were 31.6 million shares of Class A common stock available for future grants under the 2019 Plan.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At November 28, 2021, there were 11.0 million shares of Class A common stock available for issuance under the 2019 ESPP. The ESPP did not have a material impact on the consolidated financial statements in fiscal year 2021.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. SARs with service conditions ("Service SARs") vest from three-and-a-half to four years, and have maximum contractual lives of ten years. SARs with performance conditions ("Performance SARs") were granted prior to fiscal 2017 and were fully vested prior to fiscal year 2020. SARs activity during the year ended November 28, 2021 was as follows:

	Service SARs				Performance SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Units and dollars in thousands, except weighted-average exercise price)
Outstanding at November 29, 2020	11,252	$8.72	3.3		5,120	$6.62	1.8
Granted	565	21.35			—	—
Exercised	(5,932)	7.07			(2,333)	7.25
Forfeited	(94)	17.81			—	—
Outstanding at November 28, 2021	5,791	$11.50	4.4		2,787	$6.10	1.2
Vested and expected to vest at November 24, 2020	5,780	$11.50	4.4	$90,820	2,787	$6.10	1.2	$58,810
Exercisable at November 28, 2021	3,894	$8.62	2.9	$72,341	2,787	$6.10	1.2	$58,810
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Aggregate intrinsic value of Service SARs exercised during the year	$119,509	$44,119	$54,045
Aggregate intrinsic value of Performance SARs exercised during the year	$45,364	$30,953	$27,776
Unrecognized future compensation costs as of November 28, 2021 of $3.9 million for Service SARs are expected to be recognized over weighted-average periods of 1.9 years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2021	2020	2019
Weighted-average grant date fair value	$9.88	$6.44	$4.49

Weighted-average assumptions:
Expected life (in years)	7.1	7.0	5.0
Expected volatility	49.3%	36.6%	37.5%
Risk-free interest rate	0.8%	1.4%	2.5%
Expected dividend	0.8%	1.6%	2.0%
RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. RSUs with service conditions ("Service RSUs") granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. RSUs with performance conditions ("Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. Service and Performance RSU activity during the year ended November 28, 2021 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)

	(Units in thousands)
Outstanding at November 29, 2020	4,346	$16.71	2.2	3,163	$18.11	1.0
Granted	1,790	21.78		840	27.33
Vested	(1,689)	16.03		(1,336)	15.98
Performance adjustment	—	—		(43)	16.03
Forfeited	(352)	18.74		(189)	25.11
Outstanding at November 28, 2021	4,095	$19.02	2.4	2,435	$24.81	1.5
The total fair value of Service RSU awards vested during 2021, 2020 and 2019 was $35.5 million, $88.6 million and $1.6 million, respectively. The total fair value of Performance RSU awards vested during 2021 and 2020 was $28.4 million and $49.0 million, respectively. Unrecognized future compensation cost as of November 28, 2021 of $42.1 million for Service RSUs and $16.2 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.4 and 1.5, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2021, 2020 and 2019, the weighted-average grant date fair value for Service and Performance RSUs granted without a market condition were $21.78, $18.80 and $15.56, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted
	2021	2020	2019(1)
Weighted-average grant date fair value	$27.33	$25.87	$17.95

Weighted-average assumptions:
Expected life (in years)	2.8	2.8	2.8
Expected volatility	54.3%	37.6%	37.5%
Risk-free interest rate	0.2%	1.4%	2.3%
Expected dividend	0.8%	1.5%	1.9%
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
RSUs to the Board of Directors. The Company grants RSUs to certain members of its Board ("Board RSUs"). The total fair value of Board RSUs granted during the year ended November 28, 2021 of $2.0 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $12.7 million and $9.9 million as of November 28, 2021 and November 29, 2020, respectively.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The total fair value of Phantom Service RSUs and Phantom Performance RSUs granted during the year ended November 28, 2021 was $4.8 million and $0.5 million, respectively, at the grant date. The total fair value of Phantom Service RSUs vested during 2021, 2020 and 2019 was $2.2 million, $6.3 million and $52.9 million, respectively. The total fair value of Phantom Performance RSUs vested during 2021 and 2020 was $0.6 million and $0.3 million, respectively. The weighted-average fair value of Phantom Service RSUs at the grant date was estimated based on the fair value of the Company's common stock. The Company accrued $5.4 million for Phantom Service RSUs and Phantom Performance RSUs as of November 28, 2021.
Unrecognized future compensation cost as of November 28, 2021 of $5.8 million for Phantom Service RSUs and $0.5 million for Phantom Performance RSUs are expected to be recognized over a weighted-average period of 2.5 and 1.3, respectively.
NOTE 13: RESTRUCTURING
In April 2020, the Company began to implement a restructuring initiative designed to reduce costs, streamline operations and support agility. In October 2020, the Company realigned its top level organization to support its new strategies, which became effective in fiscal year 2021. The final phase of the reorganization, which supported the ongoing efforts to create an integrated global commercial organization and the separation of the Dockers® business, was completed in fiscal year 2021.
The initiative included the elimination of approximately 15% of the Company's global non-retail and non-manufacturing positions and is expected to result in approximately $100 million in annual cost savings.
For the years ended November 28, 2021 and November 29, 2020, the Company recognized restructuring charges of $8.3 million and $90.4 million, respectively, which were recorded on a separate line item in the Company's consolidated statements of operations. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. As of November 28, 2021, $98.7 million of restructuring charges related to this initiative have been recorded to date. The Company does not anticipate any significant additional costs associated with the restructuring initiative.
The following tables summarize the activities associated with restructuring liabilities for the years ended November 28, 2021 and November 29, 2020. In the table below, "Charges" represents the initial charge related to the restructuring activity, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations and Other Adjustments" includes foreign currency fluctuations as well as revisions of estimates related to severance and employee-related benefits and other. As of November 28, 2021, $19.1 million and $2.7 million were classified as restructuring liabilities and other long-term liabilities, respectively, within the Company's consolidated balance sheets.

	Year Ended November 28, 2021
	Liabilities	Charges(1)	Payments	Foreign Currency Fluctuations and Other Adjustments	Liabilities
	November 29, 2020				November 28, 2021

	(Dollars in thousands)
Severance and employee-related benefits	$60,604	$5,383	$(44,032)	$(542)	$21,413
Other	417	302	(353)	(9)	357
Total	$61,021	$5,685	$(44,385)	$(551)	$21,770
_____________
(1)    Excludes $2.6 million of pension and postretirement curtailment losses recorded in AOCI during the year ended November 28, 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019

	Year Ended November 29, 2020
	Liabilities	Charges(1)	Payments	Foreign Currency Fluctuations and Other Adjustments	Liabilities
	November 24, 2019				November 29, 2020

	(Dollars in thousands)
Severance and employee-related benefits	$—	$85,002	$(24,394)	$(4)	$60,604
Other	—	1,781	(313)	(1,051)	417
Total	$—	$86,783	$(24,707)	$(1,055)	$61,021
_____________
(1)    Excludes $3.7 million of pension and postretirement curtailment losses recorded in AOCI during the year ended November 29, 2020.
NOTE 14: COMMITMENTS AND CONTINGENCIES
Forward Foreign Exchange Contracts
The Company uses over-the-counter derivative instruments to manage its exposure to foreign currencies. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward foreign exchange contracts. However, the Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. See Note 7 for additional information.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As November 28, 2021, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges have merit, the ultimate resolution of these assessments and legal proceedings are subject to risk and uncertainty.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. In light of the COVID-19 pandemic and in response to decreased demand, some of the Company's orders were canceled and incremental liabilities for the estimated adverse purchase commitments were recorded beginning in the second quarter of fiscal 2020. As of November 28, 2021, an immaterial amount of adverse purchase commitments, which primarily relate to fabric liabilities as a result of the COVID-19 pandemic, were included in "Other accrued liabilities" in the Company's accompanying consolidated balance sheets.
NOTE 15: LEASES
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space, equipment and other non-real estate assets. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date on which the Company takes possession of or controls the physical use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. The Company's incremental borrowing rates, which are based on the information available at commencement date, are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. ROU assets are reduced by the amount of any lease incentives. The lease term includes the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation.
Lease expense is recognized in SG&A within the Company's consolidated statements of operations, based on the underlying nature of the leased asset. For the years ended November 28, 2021 and November 29, 2020, lease expense primarily consisted of operating lease costs of $345.4 million and $317.4 million, respectively, including $65.3 million and $47.3 million primarily related to variable lease costs and $9.6 million and $4.2 million of short-term lease costs. As of and for the year ended November 28, 2021, finance leases were not a material component of the Company's lease portfolio.
The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends, expected future cash flows decreased. As a result, the Company recorded $11.3 million and $44.3 million, respectively, related to the impairment of certain store ROU assets during the years ended November 28, 2021 and November 29, 2020. The impairment charges are included in SG&A in the Company's accompanying consolidated statements of operations.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded in the Company's consolidated balance sheets.

November 28, 2021

(Dollars in thousands)
2022	$262,688
2023	233,169
2024	194,119
2025	154,999
2026	120,861
Thereafter	326,225
Total undiscounted future cash flows related to lease payments	1,292,061
Less: Interest	77,210
Present value of lease liabilities	$1,214,851

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

	November 28, 2021	November 29, 2020
Weighted-average remaining lease term (years)	6.5	5.8
Weighted-average discount rate	2.00%	2.16%

The table below includes supplemental cash and non-cash information related to operating leases:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$262,908	$237,265
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	$415,832	$151,345
_____________
(1)     November 29, 2020 amount excludes the amount initially capitalized in conjunction with the adoption of Topic 842.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 16: DIVIDEND
Dividends are declared at the discretion of the Board. In January, April, July and October 2021, the Company declared cash dividends of $0.04, $0.06, $0.08 and $0.08 per share, respectively, to holders of record of its Class A and Class B common stock. A total of $104.4 million in dividends were paid during the year.
In 2020, the Company paid two cash dividends of $0.08 per share totaling $63.6 million, the first dividend paid in the first quarter and the second dividend paid in the second quarter. In 2019, the Company paid two cash dividends totaling $113.9 million, the first dividend was $55.0 million paid in the first quarter and the second dividend was $58.9 million paid in the fourth quarter.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's fiscal 2021 year end, the Board declared a cash dividend of $0.10 per share to holders of record of its Class A and Class B common stock at the close of business on February 9, 2022, for a total quarterly dividend of approximately $40 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive (loss) income is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest(1)
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Derivative Instruments	Foreign Currency Translation		Total	Foreign Currency Translation	Totals

	(Dollars in thousands)
Accumulated other comprehensive (loss) income at November 25, 2018	$(229,023)	$(39,887)	$(158,622)	$2,948	$(424,584)	$9,304	$(415,280)
Gross changes	10,248	19,026	(7,562)	4,362	26,074	312	26,386
Tax	(2,084)	(4,097)	727	(1,022)	(6,476)	—	(6,476)
Other comprehensive income (loss), net of tax	8,164	14,929	(6,835)	3,340	19,598	312	19,910
Accumulated other comprehensive (loss) income at November 24, 2019	(220,859)	(24,958)	(165,457)	6,288	(404,986)	9,616	(395,370)
Gross changes	60,915	(55,242)	10,493	9,758	25,924	(9,616)	16,308
Tax	(15,088)	13,747	(3,677)	(2,922)	(7,940)	—	(7,940)
Cumulative effect of adoption of new accounting standards (2)	(47,313)	(8,003)	—	872	(54,444)	—	(54,444)
Other comprehensive income (loss), net of tax	(1,486)	(49,498)	6,816	7,708	(36,460)	(9,616)	(46,076)
Accumulated other comprehensive (loss) income at November 29, 2020	(222,345)	(74,456)	(158,641)	13,996	(441,446)	—	(441,446)
Gross changes	35,059	69,735	(51,016)	5,662	59,440	—	59,440
Tax	(8,195)	(16,193)	12,894	(887)	(12,381)	—	(12,381)
Other comprehensive (loss) income, net of tax	26,864	53,542	(38,122)	4,775	47,059	—	47,059
Accumulated other comprehensive (loss) income at November 28, 2021	$(195,481)	$(20,914)	$(196,763)	$18,771	$(394,387)	$—	$(394,387)
_____________
(1)On January 9, 2020, Company completed an all cash tender offer for the acquisition of the remaining minority interest shares of Levi Strauss Japan K.K. Refer to Note 1 for additional information.
(2)Impact relates to the adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220).
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income (loss) other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. For additional information, see Note 7 and Note 10, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 18: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended November 28, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$2,061,330	$1,003,844	$389,327	$206,901	$3,661,402
Direct-to-consumer	873,496	700,174	445,322	83,542	2,102,534
Total net revenues	$2,934,826	$1,704,018	$834,649	$290,443	$5,763,936

	Year Ended November 29, 2020(1)
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,500,043	$776,947	$291,880	$154,435	$2,723,305
Direct-to-consumer	687,856	614,817	371,511	55,120	1,729,304
Total net revenues	$2,187,899	$1,391,764	$663,391	$209,555	$4,452,609
_____________
(1)For the year ended November 29, 2020, net revenues from both channels were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, with the majority of the impact occurring in the second quarter when most company-operated and wholesale customer doors were temporarily closed. See Note 1 for more information.

	Year Ended November 24, 2019
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,917,249	$958,633	$492,334	$292,303	$3,660,519
Direct-to-consumer	853,834	748,836	433,786	66,112	2,102,568
Total net revenues	$2,771,083	$1,707,469	$926,120	$358,415	$5,763,087

At November 28, 2021, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 19: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Foreign exchange management (losses) gains(1)	$(14,801)	$2,299	$126
Foreign currency transaction gains (losses)(2)	5,859	(18,057)	(6,231)
Interest income	2,542	8,390	17,190
Investment income	2,499	1,243	1,509
Pension settlement losses(3)	—	(14,737)	—
Other	7,353	(1,612)	(10,577)
Total other income (expense), net	$3,452	$(22,474)	$2,017
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in fiscal year 2021 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the Canadian Dollar.
(2)Foreign currency transaction gains and losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in fiscal year 2020 were primarily due to the U.S. dollar weakening against most currencies during the year.
(3)Pension settlement losses relate to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 10 for further information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 20: INCOME TAXES
The Company's income tax expense (benefit) was $26.7 million, $(62.6) million and $82.6 million and the Company's effective income tax rate was 4.6%, 33.0% and 17.3% for the years ended November 28, 2021, November 29, 2020 and November 24, 2019, respectively.
The decrease in the effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was primarily driven by a benefit from the foreign-derived intangible income deduction on actual and deemed royalty income and $41.6 million benefit from stock-based compensation exercises which includes state income taxes. The higher effective tax rate in the prior year was driven by a significantly lower income before income taxes.
The increase in the effective tax rate in fiscal year 2020 as compared to fiscal year 2019 was driven by a significant decrease in income before income taxes. The increase in the effective tax rate was primarily attributable to a $26.1 million benefit from stock-based compensation exercises which includes state income taxes, and a $4.6 million benefit resulting from the carryback of U.S. net operating losses to tax years with a higher federal income tax rate as allowed under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), offset with a $18.3 million tax charge for valuation allowance against deferred tax assets.
The Company's income tax (benefit) expense differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	November 28, 2021		November 29, 2020		November 24, 2019

	(Dollars in thousands)
Income tax expense at U.S. federal statutory rate	$121,851	21.0%	$(39,855)	21.0%	$100,293	21.0%
State income taxes, net of U.S. federal impact	9,012	1.6%	(5,246)	2.8%	4,496	1.0%
Change in valuation allowance	2,573	0.4%	18,271	(9.6)%	(81)	—%
Impact of foreign operations, net(1)	(3,650)	(0.6)%	(8,868)	4.7%	7,132	1.5%
Foreign-derived intangible income benefit ("FDII")	(65,955)	(11.4)%	—	—%	(11,918)	(2.5)%
Reassessment of tax liabilities	(768)	(0.1)%	(1,531)	0.7%	(6,480)	(1.4)%
Stock-based compensation	(36,871)	(6.4)%	(22,332)	11.8%	(15,730)	(3.3)%
Other, including non-deductible expenses	507	0.1%	1,547	(0.8)%	4,892	1.0%
Change in tax law	—	—%	(4,628)	2.4%	—	—%
Total	$26,699	4.6%	$(62,642)	33.0%	$82,604	17.3%
___________
(1)Included in the Impact of foreign operations, net are foreign rate differential, Global Intangible Low-Taxed Income ("GILTI") and the tax impact of actual and deemed repatriations of foreign earnings net of foreign tax credits. Fiscal year 2021 also included $15.2 million of net tax benefits related to an international intellectual property transaction.
Impact of foreign operations. The tax benefit in fiscal year 2021 decreased as compared to fiscal year 2020 primarily due to a mix of lower foreign earnings and the U.S. tax cost from GILTI.
Change in valuation allowance. The $2.6 million tax charge in fiscal year 2021 is primarily due to net operating losses generated in 2021 for which management concluded that it is more likely than not that such assets will not be realized.
Foreign-derived intangible income benefit. The $66.0 million tax benefit is a result of earnings from the actual and deemed royalty income eligible for FDII deduction in 2021.
Change in tax law. The $4.6 million tax benefit in fiscal year 2020 is comprised of a $38.5 million benefit for carrying back fiscal year 2020 U.S. losses to prior years at a higher tax rate, partially offset by a $27.6 million write off of previously used foreign tax credits that will expire un-utilized because of the aforementioned carryback. In addition, $6.3 million of foreign tax credits expired in 2020 due to the fiscal year 2020 U.S. loss.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Domestic	$197,460	$(197,718)	$120,692
Foreign	382,780	7,935	356,892
Total income before income taxes	$580,240	$(189,783)	$477,584

Income tax expense consisted of the following:

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
U.S. Federal
Current	$12,885	$8,396	$13,182
Deferred	(25,454)	(79,676)	(22,319)
	$(12,569)	$(71,280)	$(9,137)
U.S. State
Current	$7,845	$978	$(2,939)
Deferred	1,167	(6,435)	1,002
	$9,012	$(5,457)	$(1,937)
Foreign
Current	$93,914	$23,228	$87,324
Deferred	(63,658)	(9,133)	6,354
	$30,256	$14,095	$93,678
Consolidated
Current	$114,644	$32,602	$97,567
Deferred	(87,945)	(95,244)	(14,963)
Total income tax expense	$26,699	$(62,642)	$82,604

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)
Deferred tax assets
Foreign tax credit carryforwards	$147,817	$232,164
State net operating loss carryforwards	12,171	16,054
Foreign net operating loss carryforwards	53,320	58,644
Employee compensation and benefit plans	107,502	102,846
Advance royalties	114,451	10,021
Accrued liabilities	19,301	32,304
Sales returns and allowances	33,958	30,740
Inventory	26,160	25,380
Property, plant and equipment	65,601	—
Unrealized foreign exchange gains or losses	4,099	18,665
Lease liability	284,591	251,285
Other	22,089	17,898
Total gross deferred tax assets	891,060	796,001
Less: Valuation allowance	(45,971)	(38,543)
Deferred tax assets, net of valuation allowance	845,089	757,458
Deferred tax liabilities
U.S. Branches	(31,140)	(25,330)
Residual tax liability on unremitted foreign earnings	(137)	(7,940)
Property, plant and equipment	—	(4,531)
Right of use asset	(256,606)	(227,054)
Total deferred tax liabilities	(287,883)	(264,855)
Total net deferred tax assets	$557,206	$492,603
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 28, 2021, are subject to expiration through 2030 if not utilized.
Foreign net operating loss carryforwards. As of November 28, 2021, the Company had a deferred tax asset of $53.3 million for foreign net operating loss carryforwards of $212.0 million. Of these operating losses, $97.3 million are subject to expiration through 2031. The remaining $115.5 million are available as indefinite carryforwards under applicable tax law.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 28, 2021:

	Valuation Allowance at November 29, 2020	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 28, 2021

	(Dollars in thousands)
Foreign tax credit and U.S. state net operating loss carryforwards	$8,048	$1,201	$—	$9,249
Foreign net operating loss carryforwards and other foreign deferred tax assets	30,495	3,654	2,573	36,722
	$38,543	$4,855	$2,573	$45,971
At November 28, 2021, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards which reduced such assets to the amount that will more likely than not be realized.
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company reevaluated its historic indefinite reinvestment assertion as a result of the enactment of the Tax Act and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through November 2021, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $7.8 million.
Uncertain Income Tax Positions
As of November 28, 2021, the Company’s total gross amount of unrecognized tax benefits was $30.7 million, of which $28.3 million could impact the effective tax rate, if recognized, as compared to November 29, 2020, when the Company’s total gross amount of unrecognized tax benefits was $32.3 million, of which $28.8 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits for the year ended November 28, 2021 and November 29, 2020:

	November 28, 2021	November 29, 2020

	(Dollars in thousands)
Unrecognized tax benefits beginning balance	$32,286	$36,559
Increases related to current year tax positions	1,157	1,575
Increases related to tax positions from prior years	11	262
Decreases related to tax positions from prior years	(1,709)	(889)
Settlement with tax authorities	(446)	(4,322)
Lapses of statutes of limitation	(396)	(446)
Other, including foreign currency translation	(249)	(453)
Unrecognized tax benefits ending balance	$30,654	$32,286
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits could decrease by as much as $0.2 million within the next twelve months.
As of November 28, 2021 and November 29, 2020, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $1.8 million and $1.2 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
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
NOTE 21: EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic earnings (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings (loss) per share attributable to common stockholders and the weighted-average number of common shares outstanding for the potentially dilutive impact of RSUs and stock appreciation rights using the treasury stock method. The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share:

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Levi Strauss & Co.	$553,541	$(127,141)	$394,612
Denominator:
Weighted-average common shares outstanding - basic	401,634,760	397,315,117	389,082,277
Dilutive effect of stock awards	8,143,409	—	19,283,625
Weighted-average common shares outstanding - diluted	409,778,169	397,315,117	408,365,902
Earnings (loss) per common share attributable to common stockholders:
Basic	$1.38	$(0.32)	$1.01
Diluted	$1.35	$(0.32)	$0.97
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	12,973	—	174,923
Diluted net earnings (loss) per common share attributable to Levi Strauss & Co. for the year ended November 29, 2020 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were 23.2 million shares for the year ended November 29, 2020.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
NOTE 22: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a board member of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During fiscal years 2021, 2020, and 2019, the Company donated $3.6 million, $9.9 million, and $9.7 million, respectively, to the Levi Strauss Foundation.
NOTE 23: BUSINESS SEGMENT INFORMATION
In the fourth quarter of 2021, the Company changed its segment reporting as a result of operational changes in support of the ongoing efforts to globally integrate the Levi's Brands business, which includes Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands, and separate the Dockers® business. The Levi's business is defined geographically in three operating segments: Americas, Europe and Asia. The Dockers® business, which is managed separately, will no longer be reported in the three geographical regions of Americas, Europe and Asia.
Therefore, there are three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, and Other Brands, which includes Dockers® and the newly acquired Beyond Yoga® business, which do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. While this reporting change did not impact consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Business segment information for the Company is as follows:

	Year Ended
	November 28, 2021	November 29, 2020(1)	November 24, 2019

	(Dollars in thousands)
Net revenues:
Americas	$2,934,826	$2,187,899	$2,771,083
Europe	1,704,018	1,391,764	1,707,469
Asia	834,649	663,391	926,120
Other Brands	290,443	209,555	358,415
Total net revenues	$5,763,936	$4,452,609	$5,763,087
Operating income (loss):
Americas	$660,230	$318,738	$519,686
Europe	396,386	207,866	350,067
Asia	35,097	(21,392)	87,490
Other Brands	10,431	(3,338)	7,172
Restructuring charges, net	(8,287)	(90,415)	—
Corporate expenses(2)	(407,646)	(496,578)	(397,740)
Total operating income (loss)	686,211	(85,119)	566,675
Interest expense	(72,902)	(82,190)	(66,248)
Underwriter commission paid on behalf of selling stockholders	—	—	(24,860)
Loss on early extinguishment of debt	(36,521)	—	—
Other income (expense), net(3)	3,452	(22,474)	2,017
Income (loss) before income taxes	$580,240	$(189,783)	$477,584
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
(2)Corporate expenses for the year ended November 29, 2020 includes incremental COVID-19 related charges that management does not attribute to any of the operating segments in order to provide increased transparency and comparability of segment performance. These charges include $42.3 million of incremental inventory reserves of which $26.3 million, $9.1 million and $6.9 million were related to the Americas, Europe and Asia segments, respectively, and charges for adverse fabric purchase commitments of $1.2 million related to the Asia segment. Net charges related to incremental allowance for doubtful accounts of $5.2 million were recognized, of which $5.0 million and $0.2 million were related to the Americas and Europe segments, respectively. Additionally, the Company recognized $58.7 million in impairment of long-lived assets related to certain retail locations, of which $50.0 million, $6.3 million and $2.4 million, were related to the Americas, Europe and Asia segments, respectively. Refer to Note 1 for additional information.
(3)Includes $14.7 million in pension settlement losses in fiscal year 2020 related to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants. See Note 10 for further information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Depreciation and amortization expense:
Americas	$39,137	$49,689	$41,288
Europe	23,325	22,877	22,897
Asia	13,259	12,656	11,875
Other Brands and Corporate	67,446	56,573	47,882
Total depreciation and amortization expense	$143,167	$141,795	$123,942

	November 28, 2021
	Americas	Europe	Asia	Unallocated	Consolidated Total

	(Dollars in thousands)
Assets:
Inventories	$429,527	$175,732	$154,864	$137,827	$897,950
All other assets	—	—	—	5,002,119	5,002,119
Total assets					$5,900,069

	November 29, 2020
	Americas	Europe	Asia	Unallocated	Consolidated Total

	(Dollars in thousands)
Assets:
Inventories	$352,648	$165,516	$162,244	$137,284	$817,692
All other assets	—	—	—	4,823,549	4,823,549
Total assets					$5,641,241

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 28, 2021, NOVEMBER 29, 2020 AND NOVEMBER 24, 2019
Geographic information for the Company was as follows:

	Year Ended
	November 28, 2021	November 29, 2020	November 24, 2019

	(Dollars in thousands)
Net revenues:
United States	$2,594,482	$1,943,522	$2,525,325
Foreign countries	3,169,454	2,509,087	3,237,762
Total net revenues	$5,763,936	$4,452,609	$5,763,087

Net deferred tax assets:
United States	$422,013	$404,800	$327,980
Foreign countries	151,101	92,756	79,925
Total net deferred tax assets	$573,114	$497,556	$407,905

Long-lived assets:
United States	$358,497	$317,102	$376,883
Foreign countries	174,097	168,437	194,762
Total long-lived assets	$532,594	$485,539	$571,645

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of November 28, 2021. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 28, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of November 28, 2021 and concluded that our internal control over financial reporting was effective as of such date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of November 28, 2021 as stated in their report included under Item 8.
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

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2022 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2022 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2022 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2022 Proxy Statement.

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

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws	10-K	001-06631	3.2	1/27/2021
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 5.00% Senior Notes due 2025, dated April 27, 2015, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.2	2/13/2019
4.4	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.5	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.6	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.7	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.8	Description of Securities					X

4.9	First Supplemental Indenture, dated April 17, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	4/17/2020
4.10	Registration Rights Agreement, dated April 17, 2020, between the Registrant and BofA Securities Inc.	8-K	001-06631	4.2	4/17/2020
4.11	Indenture, dated as of February 19, 2021, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	2/19/2021
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019
10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.8	1/30/2020
10.9	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.9	1/30/2020
10.10	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.10	1/30/2020
10.11	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.11	1/30/2020
10.12	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.12	1/30/2020
10.13	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.13	1/30/2020
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020	10-K	001-06631	10.19	1/30/2020
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019

10.23*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019
10.24*	Employment Agreement, dated June 9, 2011, between the Registrant and Charles V. Bergh	S-1	333-229630	10.19	2/13/2019
10.25*	Amendment to Employment Agreement, effective May 8, 2012, between the Registrant and Charles V. Bergh	S-1	333-229630	10.20	2/13/2019
10.26*	Amendment to Employment Agreement, effective January 30, 2018, between the Registrant and Charles V. Bergh	S-1	333-229630	10.21	2/13/2019
10.27*	Employment Offer Letter, dated July 18, 2013, and Extension of Assignment Letter, dated July 6, 2016, between the Registrant and Seth Ellison	S-1	333-229630	10.23	2/13/2019
10.28*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.29*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.30	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.31	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.32	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.33	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.34	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.35*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.36*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
10.37	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 5, 2021, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-00631	10.1	1/7/2021
10.38*	Employment Agreement, dated October 27, 2020, between the Registrant and Seth Ellison	10-K	001-06631	10.40	1/27/2021
10.39*	Employment Offer Letter, dated October 27, 2020, between the Registrant and Elizabeth O’Neill	10-Q	001-00631	10.2	4/8/2021
10.40*	Director Compensation Policy	10-Q	001-00631	10.1	10/6/2021

10.41	Amendment No. 3 to Second Amended and Restated Credit Agreement among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-00631	10.2	10/6/2021
10.42
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 20, 2021, among Levi Strauss & Co., a Delaware corporation, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent
X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).					X
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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period

	(Dollars in thousands)
November 28, 2021	$14,688	(190)	2,899	$11,599
November 29, 2020	$6,172	7,858	(658)	$14,688
November 24, 2019	$10,037	(978)	2,887	$6,172

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in thousands)
November 28, 2021	$51,385	312,871	306,814	$57,442
November 29, 2020(2)	$47,802	295,356	291,773	$51,385
November 24, 2019(2)	$53,684	259,866	265,748	$47,802

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in thousands)
November 28, 2021	$135,966	419,368	402,972	$152,362
November 29, 2020(2)	$125,065	304,591	293,690	$135,966
November 24, 2019(2)	$120,704	351,686	347,325	$125,065

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/ (Releases) to Tax Expense	(Additions)/ Deductions	Balance at End of Period

	(Dollars in thousands)
November 28, 2021	$38,543	4,855	(2,573)	$45,971
November 29, 2020	$19,611	18,271	(661)	$38,543
November 24, 2019	$21,970	(81)	2,278	$19,611
_____________
(1)The charges to the accounts are for the purposes for which the allowances were created.
(2)In accordance with ASU 2014-09, “Revenue from Contracts with Customers”, adopted in fiscal 2019, allowances for returns, discounts and incentives are presented as current liabilities on the consolidated balance sheet. In previously issued financial statement schedules, the end of period balances were included within Deductions, presented as additional deductions, to reflect ending balances for asset valuation accounts. The presentation has been updated to reflect both asset valuation accounts and current liabilities associated with sales returns and sales discounts and incentives. This change in presentation did not impact the Company's consolidated financial statements in any period.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 26, 2022		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
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

Signature	Title

/s/ ROBERT A. ECKERT	Chairperson of the Board	Date:	January 26, 2022
Robert A. Eckert

/s/ CHARLES V. BERGH	Director, President and	Date:	January 26, 2022
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 26, 2022
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 26, 2022
Jill Beraud

/s/ SPENCER C. FLEISCHER	Director	Date:	January 26, 2022
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	January 26, 2022
David A. Friedman

/s/ YAEL GARTEN	Director	Date:	January 26, 2022
Yael Garten

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 26, 2022
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 26, 2022
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	January 26, 2022
Patricia Salas Pineda

/s/ JOSHUA E. PRIME	Director	Date:	January 26, 2022
Joshua E. Prime

/s/ ELLIOTT RODGERS	Director	Date:	January 26, 2022
Elliott Rodgers

/s/ LISA STIRLING	Vice President and Global Controller	Date:	January 26, 2022
Lisa Stirling	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial Officer	Date:	January 26, 2022
Harmit Singh	(Principal Financial Officer)