Form 10-Q
period 2022-02-27
LEVI STRAUSS & CO
filed 2022-04-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of March 30, 2022, the registrant had 96,888,163 shares of Class A common stock, $0.001 par value per share and 299,610,904 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 27, 2022	November 28, 2021

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$678,306	$810,266
Short-term investments in marketable securities	98,843	91,550
Trade receivables, net	648,233	707,625
Inventories	1,006,180	897,950
Other current assets	181,468	202,510
Total current assets	2,613,030	2,709,901
Property, plant and equipment, net	491,831	502,562
Goodwill	377,577	386,880
Other intangible assets, net	290,270	291,332
Deferred tax assets, net	553,160	573,114
Operating lease right-of-use assets, net	1,085,780	1,103,705
Other non-current assets	340,103	332,575
Total assets	$5,751,751	$5,900,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	562,972	524,838
Accrued salaries, wages and employee benefits	188,829	274,700
Accrued sales returns and allowances	192,464	209,364
Short-term operating lease liabilities	243,323	245,369
Other accrued liabilities	498,453	615,347
Total current liabilities	1,686,041	1,869,618
Long-term debt	1,020,499	1,020,700
Postretirement medical benefits	49,117	51,439
Pension liabilities	154,127	155,218
Long-term employee related benefits	110,759	108,544
Long-term operating lease liabilities	953,626	969,482
Other long-term liabilities	53,993	59,407
Total liabilities	4,028,162	4,234,408

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 98,906,606 shares and 97,567,627 shares issued and outstanding as of February 27, 2022 and November 28, 2021, respectively; and 422,000,000 Class B shares authorized, 299,610,904 shares and 302,209,813 shares issued and outstanding, as of February 27, 2022 and November 28, 2021, respectively	399	400
Additional paid-in capital	575,310	584,774
Accumulated other comprehensive loss	(411,374)	(394,387)
Retained earnings	1,559,254	1,474,874
Total stockholders’ equity	1,723,589	1,665,661
Total liabilities and stockholders’ equity	$5,751,751	$5,900,069

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,591,562	$1,305,602
Cost of goods sold	647,954	545,573
Gross profit	943,608	760,029
Selling, general and administrative expenses	709,376	582,906
Operating income	234,232	177,123
Interest expense	(4,248)	(23,310)
Other income, net	15,897	858
Income before income taxes	245,881	154,671
Income tax expense	50,038	12,167
Net income	$195,843	$142,504
Earnings per common share attributable to common stockholders:
Basic	$0.49	$0.36
Diluted	$0.48	$0.35
Weighted-average common shares outstanding:
Basic	399,445,106	399,541,735
Diluted	407,017,092	411,872,771

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands) (Unaudited)
Net income	$195,843	$142,504
Other comprehensive loss, before related income taxes:
Pension and postretirement benefits	2,185	2,938
Derivative instruments	(4,168)	(17,315)
Foreign currency translation (losses) gains	(11,089)	10,941
Unrealized (losses) gains on marketable securities	(5,994)	401
Total other comprehensive loss, before related income taxes	(19,066)	(3,035)
Income tax expense related to items of other comprehensive loss	2,079	1,203
Comprehensive income, net of income taxes	$178,856	$140,672

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended February 27, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 28, 2021	$400	$584,774	$1,474,874	$(394,387)	$1,665,661
Net income	—	—	195,843	—	195,843
Other comprehensive loss, net of tax	—	—	—	(16,987)	(16,987)
Stock-based compensation and dividends, net	2	14,088	—	—	14,090
Employee stock purchase plan	—	2,273	—	—	2,273
Repurchase of common stock	(3)	—	(71,599)	—	(71,602)
Tax withholdings on equity awards	—	(25,825)	—	—	(25,825)
Cash dividends declared ($0.10 per share)	—	—	(39,864)	—	(39,864)
Balance at February 27, 2022	$399	$575,310	$1,559,254	$(411,374)	$1,723,589

	Three Months Ended February 28, 2021
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$1,299,475
Net Income	—	—	142,504	—	142,504
Other comprehensive loss, net of tax	—	—	—	(1,830)	(1,830)
Stock-based compensation and dividends, net	2	6,714	—	—	6,716
Employee stock purchase plan	—	1,929	—	—	1,929
Tax withholdings on equity awards	—	(25,818)	—	—	(25,818)
Cash dividends declared ($0.04 per share)	—	—	(15,992)	—	(15,992)
Balance at February 28, 2021	$400	$609,068	$1,240,792	$(443,276)	$1,406,984

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$195,843	$142,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,933	35,469
Stock-based compensation	14,089	6,716
Provision for (benefit from) deferred income taxes	19,032	(18,786)
Other, net	172	6,725
Net change in operating assets and liabilities	(181,934)	(103,148)
Net cash provided by operating activities	86,135	69,480
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(73,591)	(36,986)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	3,093	78
Payments to acquire short-term investments	(27,983)	(30,915)
Proceeds from sale, maturity and collection of short-term investments	20,277	32,930
Net cash used for investing activities	(78,204)	(34,893)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	489,886
Other short-term borrowings, net	(1,363)	(9,622)
Repurchase of common stock	(74,191)	—
Tax withholdings on equity awards	(25,825)	(25,818)
Dividend to stockholders	(39,864)	(15,992)
Other financing activities, net	1,814	1,214
Net cash (used for) provided by financing activities	(139,429)	439,668
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(443)	2,191
Net (decrease) increase in cash and cash equivalents and restricted cash	(131,941)	476,446
Beginning cash and cash equivalents, and restricted cash	810,580	1,497,648
Ending cash and cash equivalents, and restricted cash	678,639	1,974,094
Less: Ending restricted cash	(333)	(492)
Ending cash and cash equivalents	$678,306	$1,973,602

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$25,717	$19,201
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$712	$846
Cash paid for income taxes during the period, net of refunds	6,499	9,991

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the "Company") is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under the Levi’s®, Signature by Levi Strauss & Co.™, Denizen®, Dockers® and Beyond Yoga® brands.
In the fourth quarter of fiscal 2021, the Company acquired Beyond Yoga®, which has been consolidated since the date of acquisition.
Basis of Presentation and Principles of Consolidation
The interim consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim period financial statements and do not include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 28, 2021, included in the Company's 2021 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three months ended February 27, 2022 may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2022.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2022 and 2021 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $11.0 million and $11.6 million as of February 27, 2022 and November 28, 2021, respectively.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors.
Property, plant and equipment, net includes accumulated depreciation of $1.2 billion and $1.1 billion as of February 27, 2022 and November 28, 2021, respectively.
Right-of-Use Assets and Lease Liabilities
As of February 27, 2022 the Company had entered into an agreement for the construction and lease of a distribution facility in Germany. The facility is currently under construction and has an expected lease commencement date in the fourth quarter of fiscal year 2023. Once the 20-year lease term commences, the Company expects to recognize a right-of-use ("ROU") asset and corresponding lease liability of between $100 million and $110 million. The Company expects to capitalize approximately $60 million for equipment to be installed in the leased facility.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

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
Share Repurchases
During the three months ended February 27, 2022, 3.0 million shares were repurchased for $71.5 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $23.56 per share.
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
Subsequent to quarter end, the Company completed its $200 million share repurchase program by repurchasing an additional 2.0 million shares for $40.0 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $19.68 per share.
Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the February 27, 2022 presentation.
Recently Adopted Accounting Principles
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 enhances and simplifies aspects of the income tax accounting guidance in ASC 740. The Company adopted this standard in the first quarter of fiscal 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2021 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	February 27, 2022	November 28, 2021

	(Dollars in thousands)

Raw materials	$10,471	$9,141
Work-in-progress	3,948	3,603
Finished goods	991,761	885,206
Total inventories	$1,006,180	$897,950
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 27, 2022			November 28, 2021
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$76,950	$76,950	$—	$80,188	$80,188	$—
Short-term investments in marketable securities	98,843		98,843	91,550		91,550
Derivative instruments(3)	19,770	—	19,770	27,512	—	27,512
Total	$195,563	$76,950	$118,613	$199,250	$80,188	$119,062
Financial liabilities carried at fair value
Derivative instruments(3)	10,542	—	10,542	13,255	—	13,255
Total	$10,542	$—	$10,542	$13,255	$—	$13,255
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	February 27, 2022				November 28, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in thousands)
Short-term investments
Rabbi trust assets	$3,897	$1,303	$—	$5,200	$2,823	$1,277	$—	$4,100
Short-term investments in marketable securities	99,082	152	(391)	98,843	91,475	155	(80)	91,550
	102,979	1,455	(391)	104,043	94,298	1,432	(80)	95,650
Long-term investments
Rabbi trust assets	53,767	17,983	—	71,750	52,398	23,690	—	76,088
	$156,746	$19,438	$(391)	$175,793	$146,696	$25,122	$(80)	$171,738

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 27, 2022		November 28, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$535,308	$537,285	$531,382	$541,935
3.50% senior notes due 2031(1)	502,020	465,013	497,335	502,881
Short-term borrowings	4,227	4,227	5,862	5,862
Total	$1,041,555	$1,006,525	$1,034,579	$1,050,678
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive loss.
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
As of February 27, 2022, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $866.9 million were contracts to buy and $487.4 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

The table below provides data about the carrying values of derivative and non-derivative instruments:

	February 27, 2022			November 28, 2021
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$15,823	$—	$15,823	$24,858	$—	$24,858
Foreign exchange risk cash flow hedges(2)	—	(3,048)	(3,048)	—	(2,030)	(2,030)
Total	$15,823	$(3,048)		$24,858	$(2,030)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$19,770	$(15,823)	$3,947	$27,512	$(24,858)	$2,654
Forward foreign exchange contracts(2)	3,048	(10,542)	(7,494)	2,030	(13,255)	(11,225)
Total	$22,818	$(26,365)		$29,542	$(38,113)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(531,525)		$—	$(532,285)
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

	February 27, 2022			November 28, 2021
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$38,641	$(7,389)	$31,252	$54,400	$(10,152)	$44,248
Financial liabilities	(29,413)	7,389	(22,024)	(40,143)	10,152	(29,991)
Total			$9,228			$14,257

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCL") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income(1)
	As of February 27, 2022	As of November 28, 2021	Three Months Ended
			February 27, 2022	February 28, 2021

	(Dollars in thousands)
Foreign exchange risk contracts	$19,376	$24,304	$555	$(1,878)
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—
Euro-denominated senior notes	(44,441)	(45,201)	—	—
Cumulative income taxes	16,245	15,157	—	—
Total	$(23,994)	$(20,914)
_____________
(1)Amounts reclassified from AOCL were classified as net revenues and cost of goods sold on the consolidated statements of income.
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCL and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the three months ended February 27, 2022. Within the next 12 months, a $12.8 million gain from cash flow hedges is expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$(914)	$943
Cost of goods sold	$1,469	$(2,821)
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other income, net" in the Company's consolidated statements of income:

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands)
Realized (loss) gain	$(1,354)	$1,749
Unrealized gain (loss)	3,675	(1,382)
Total	$2,321	$367

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	February 27, 2022	November 28, 2021

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$79,694	$111,086
Accrued income taxes	17,249	14,477
Accrued interest payable	17,052	8,281
Accrued rent	13,550	16,612
Fair value derivatives	10,542	13,246
Restructuring Liabilities	9,324	19,106
Short-term debt	4,227	5,862
Taxes other than income taxes payable	44,178	48,278
Other	302,637	378,399
Total other accrued liabilities	$498,453	$615,347
NOTE 6: DEBT
The following table presents the Company's debt:

	February 27, 2022	November 28, 2021

	(Dollars in thousands)
Long-term debt
3.375% senior notes due 2027	$527,084	$527,644
3.50% senior notes due 2031	493,415	493,056
Total long-term debt	$1,020,499	$1,020,700
Short-term debt
Short-term borrowings	4,227	5,862
Total debt	$1,024,726	$1,026,562

Senior Revolving Credit Facility
The Company's unused availability under the Credit Facility was $837.2 million at February 27, 2022, as the Company's total availability of $850.0 million was reduced by $12.8 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 27, 2022 was 3.83%, as compared to 4.55% during the same period of 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of February 27, 2022, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons.
NOTE 8: DIVIDENDS
Dividends are declared at the discretion of the Board. In January 2022 and 2021, the Company declared cash dividends of $0.10 and $0.04, respectively, per share to holders of record of its Class A and Class B common stock. Dividends in the amount of $39.9 million and $16.0 million, respectively, were paid during the three months ended February 27, 2022 and February 28, 2021.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, a cash dividend of $0.10 per share was declared to holders of record of its Class A and Class B common stock at the close of business on May 6, 2022, for a total quarterly dividend of approximately $40 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	February 27, 2022	November 28, 2021	February 28, 2021

	(Dollars in thousands)
Pension and postretirement benefits	$(193,827)	$(195,481)	$(219,864)
Derivative instruments	(23,994)	(20,914)	(88,877)
Foreign currency translation losses	(207,676)	(196,763)	(149,333)
Unrealized gains on marketable securities	14,123	18,771	14,798
Accumulated other comprehensive loss	$(411,374)	$(394,387)	$(443,276)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments. Refer to Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended February 27, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$510,735	$265,718	$122,763	$63,854	$963,070
Direct-to-consumer	255,117	203,639	135,642	34,094	628,492
Total net revenues	$765,852	$469,357	$258,405	$97,948	$1,591,562

	Three Months Ended February 28, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$411,205	$276,785	$116,813	$33,956	$838,759
Direct-to-consumer	194,916	139,932	116,103	15,892	466,843
Total net revenues	$606,121	$416,717	$232,916	$49,848	$1,305,602
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of February 27, 2022 and November 28, 2021.
NOTE 11: OTHER INCOME, NET
The following table summarizes significant components of "Other income, net":

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands)
Foreign exchange management gains(1)	$2,321	$367
Foreign currency transaction losses(2)	(2,211)	(3,235)
Investment income	2,440	1,964
COVID-19 government subsidy gain(3)	12,524	—
Other, net	823	1,762
Total other income, net	$15,897	$858
_____________
(1)Gains on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates.
(2)Foreign currency transaction losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances.
(3)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 12: INCOME TAXES
The Company's effective income tax rate was 20.4% for the three months ended February 27, 2022, compared to 7.9% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from the foreign-derived intangible income deduction on actual and deemed royalty income and stock-based compensation equity awards in the quarter as compared to the first quarter of fiscal 2021.
NOTE 13: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$195,843	$142,504
Denominator:
Weighted-average common shares outstanding - basic	399,445,106	399,541,735
Dilutive effect of stock awards	7,571,986	12,331,036
Weighted-average common shares outstanding - diluted	407,017,092	411,872,771
Earnings per common share attributable to common stockholders:
Basic	$0.49	$0.36
Diluted	$0.48	$0.35
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	1,192,463	989,627
NOTE 14: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a board member of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three months ended February 27, 2022, the Company donated $11.4 million to the Levi Strauss Foundation as compared to $2.4 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 15: BUSINESS SEGMENT INFORMATION
In the fourth quarter of 2021, the Company changed its segment reporting as a result of operational changes in support of the ongoing efforts to globally integrate the Levi's Brands business, which includes Levi's®, Signature by Levi Strauss & Co.™ and Denizen® brands, and separate the Dockers® business. The Levi's business is defined geographically in three operating segments: Americas, Europe and Asia. The Dockers® business, which is managed separately, will no longer be reported in the three geographical regions of Americas, Europe and Asia.
Therefore, there are three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, and Other Brands, which includes Dockers® and the newly acquired Beyond Yoga® business, which do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. While this reporting change did not impact consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and related notes.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in thousands)
Net revenues:
Americas	$765,852	$606,121
Europe	469,357	416,717
Asia	258,405	232,916
Other Brands	97,948	49,848
Total net revenues	$1,591,562	$1,305,602
Operating income:
Americas	$177,839	$128,650
Europe	136,793	110,587
Asia	43,583	29,244
Other Brands	9,581	943
Corporate expenses	(133,564)	(92,301)
Total operating income	234,232	177,123
Interest expense	(4,248)	(23,310)
Other income, net	15,897	858
Income before income taxes	$245,881	$154,671

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2022

NOTE 16: SUBSEQUENT EVENTS
In March 2022, the Company temporarily suspended the majority of its commercial operations in Russia. As of February 27, 2022, the net assets of the Company's subsidiary in Russia comprised 1.0% of total net assets and net revenues from Russia were approximately 2% of total net revenues for the three-month period ended.
In the second quarter of fiscal year 2022, the Company will review the long-lived assets specific to the Russia commercial business for impairment, which as of the end of the first quarter included $9 million of goodwill, $4 million of property, plant and equipment and $30 million of ROU assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 28, 2021, filed with the Securities and Exchange Commission on January 26, 2022. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. References to 2021 and 2022 below in this section are references to our fiscal years ending in November 2021 and 2022, respectively. See "-Financial Information Presentation."
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co. and Denizen® brands. We service consumers through our global infrastructure, developing, sourcing, and marketing our products around the world. In September 2021, we acquired Beyond Yoga®, which is a premium athletic and lifestyle apparel brand.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized, and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. Seen as the khaki leader, Dockers has returned to its California roots and is bringing a full range of casual, versatile styles for men and women to show up with cool confidence everyday. The Signature by Levi Strauss & Co.™ and Denizen® brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices. The newly acquired Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of February 27, 2022, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,100 brand-dedicated stores and shop-in-shops. As of February 27, 2022, we had 1,087 company-operated stores located in 37 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Our Europe and Asia businesses, collectively, contributed 46% of our net revenues and 49% of our segment operating income in the first three months of 2022, as compared to 50% of our net revenues and 52% of our segment operating income in the same period in 2021. Sales of Levi’s® brand products represented 87% and 89% of our total net sales in the first three months of 2022 and 2021, respectively.
Our wholesale channel generated 61% and 64% of our net revenues in the first three months of 2022 and 2021, respectively. Our DTC channel generated 39% and 36% of our net revenues in the first three months of 2022 and 2021, respectively, with sales through our company operated e-commerce sites representing 22% and 27% of DTC channel net revenues in the first three months of 2022 and 2021, and 9% and 10% of total net revenues in the first three months of 2022 and 2021, respectively. Our global digital business, which includes our e-commerce site as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only wholesalers) represented approximately 25% of our total net revenues in the first quarter of fiscal 2022, versus approximately 26% of our net revenues in the first quarter of fiscal 2021.
Impact of Russia-Ukraine Conflict on our Business
In March 2022, we temporarily suspended the majority of our commercial operations in Russia. As of February 27, 2022, the net assets of our subsidiary in Russia comprised 1.0% of total net assets and net revenues from Russia were approximately 2% of total net revenues for the three-month period ended.
In the second quarter of fiscal year 2022, we will review the long-lived assets specific to the Russia commercial business for impairment, which as of the first quarter included $9 million of goodwill, $4 million of property, plant and equipment and $30 million of ROU assets.
For additional information, see Item 1A―Risk Factors—We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.
Impact of COVID-19 on Our Business
The COVID-19 pandemic continued to impact our business and results of operations in the first quarter of fiscal year 2022. While most of our company-operated stores and wholesale customer doors were open for the quarter, COVID-19 continues to impact our business, in reduced consumer traffic, operating restrictions and temporary store closures of company-operated and wholesale customer retail locations. Additionally, our supply chain partners, including third party manufacturers, logistic providers and other vendors continue to be adversely impacted by macroeconomic factors in connection with the pandemic. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites. In the first quarter of 2022, supply chain disruptions resulted in the inability to fulfill all customer orders with an estimated impact on net revenues of approximately $60 million. We anticipate these supply chain disruptions could impact our sales volumes in future periods. We have also incurred in the first quarter of 2022, higher distribution costs, including freight and labor costs, to mitigate these delays. We continue to monitor these delays and other potential disruptions in our supply chain and will implement mitigation plans as needed.
Although many government-imposed restrictions have been lightened or removed, the future impact of the COVID-19 pandemic continues to be highly uncertain. Consequently, our business and results of operations, including our net revenues, earnings and cash flows, could continue to be adversely impacted, including as a result of:
•Risk of future additional operating restrictions and temporary closures of our owned and operated retail stores globally as well as the doors owned by our wholesale customers, including third-party retailers and franchise partners;
•Decreased foot traffic in retail stores;
•Decreased consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
•Disruption to the supply chain caused by the pandemic affecting production, distribution and other logistical issues, including port closures and shipping backlogs; and
•Challenges filling staffing requirements at our company-operated retail stores and distribution centers due to labor shortages affecting retail businesses.

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
•The diversification of our business model across geographies, channels, brands, and categories affects our gross margin. For example, if our sales in higher gross margin geographies, channels, brands and categories grow at a faster rate than in our lower gross margin business geographies, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
•More competitors are seeking growth globally, thereby increasing competition across geographies. Some of these competitors are entering markets where we already have a mature business such as the United States, Mexico, Western Europe and Japan, and may provide consumers discretionary purchase alternatives or lower-priced apparel offerings.
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
•The current environment has introduced greater uncertainty with respect to potential tax and trade regulations, and sanctions and export controls. The current domestic and international political environment, including changes to other U.S. policies related to global trade, tariffs and sanctions, as well as the conflict involving Russia and Ukraine and the potential impact on global economic and geopolitical conditions, have resulted in uncertainty surrounding the future state of the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
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

Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations for the three-month period ended February 27, 2022 and February 28, 2021; however, our business could be affected by inflation in the future which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.
Our First Quarter 2022 Results

•Net revenues. Consolidated net revenues increased 21.9% on a reported basis and 25.6% on a constant-currency basis compared to the first quarter of fiscal 2021. The increase was driven by strong growth across all segments as a result of higher traffic and demand in the current year. Additionally, revenue in the prior year was adversely impacted by reduced traffic and temporary closures of company-operated and wholesale customer retail locations as certain markets continued to be impacted by COVID-19 resurgences.
•Operating income. We recognized consolidated operating income of $234.2 million, an increase from operating income of $177.1 million in the first quarter of 2021. The increase is due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year due to the increase in sales volume and improved overall company performance.
•Net income. We recognized net income of $195.8 million as compared to $142.5 million in the first quarter of 2021. The increase is due to the increase in operating income described above. Additionally, we recognized lower interest expense and a COVID-19 government subsidiary gain in the current year, partially offset with higher income taxes.
•Adjusted EBIT. Adjusted EBIT was $237.9 million as compared to an Adjusted EBIT of $174.0 million in the first quarter of 2021. The increase is due to higher net revenues and Adjusted gross margin partially offset with higher Adjusted SG&A expenses in the current year due to the increase in sales volume and improved overall company performance.
•Adjusted net income. Compared to the first quarter of 2021, Adjusted net income was $189.2 million as compared to an Adjusted net income of $140.3 million. The increase is due to the increase in Adjusted EBIT described above. Additionally, we recognized lower interest expense in the current year, partially offset with higher income taxes.
•Diluted earnings per share. Compared to the first quarter of 2021, diluted earnings per share were $0.48 as compared to diluted earnings per share of $0.35 due to the increase in net income described above.
•Adjusted diluted earnings per share. Adjusted diluted earnings per share were $0.46 compared to Adjusted diluted earnings per share of $0.34 in the first quarter of 2021, due to the increase in Adjusted net income described above.

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters. Each quarter of fiscal years 2022 and 2021 consists of 13 weeks.
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
In the fourth quarter of fiscal 2021, we changed our segment reporting. While this reporting change did not impact consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and related notes. For additional information, including the financial results of our segments, see Note 15 to our unaudited consolidated financial statements included in this report.
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

Results of Operations for Three Months Ended February 27, 2022, as Compared to Comparable Period in 2021
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase (Decrease)	February 27, 2022	February 28, 2021
				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,591.6	$1,305.6	21.9%	100.0%	100.0%
Cost of goods sold	648.0	545.6	18.8%	40.7%	41.8%
Gross profit	943.6	760.0	24.2%	59.3%	58.2%
Selling, general and administrative expenses	709.4	582.9	21.7%	44.6%	44.6%
Operating income	234.2	177.1	32.2%	14.7%	13.6%
Interest expense	(4.2)	(23.3)	82.0%	(0.3)%	(1.8)%
Other income, net	15.9	0.9	*	1.0%	0.1%
Income before income taxes	245.9	154.7	59.0%	15.4%	11.8%
Income tax expense	50.1	12.2	*	3.1%	0.9%
Net income	$195.8	$142.5	37.4%	12.3%	10.9%
Earnings per common share attributable to common stockholders:
Basic	$0.49	$0.36	36.1%	*	*
Diluted	$0.48	$0.35	37.1%	*	*
Weighted-average common shares outstanding:
Basic	399.4	399.5	—%	*	*
Diluted	407.0	411.9	(1.2)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended
			% Increase
	February 27, 2022	February 28, 2021	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$765.9	$606.1	26.4%	26.9%
Europe	469.4	416.7	12.6%	20.7%
Asia	258.4	232.9	10.9%	13.8%
Total Levi's Brands net revenues	1,493.7	1,255.7	19.0%	22.5%
Other Brands	97.9	49.9	96.2%	105.5%
Total net revenues	$1,591.6	$1,305.6	21.9%	25.6%

Total net revenues increased on both a reported and constant-currency basis for the three-month period ended February 27, 2022, as compared to the same period in 2021.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas segment increased for the three-month period ended February 27, 2022, with currency translation affecting net revenues unfavorably by approximately $2 million.
The increase in net revenues for the three-month period ended February 27, 2022 was driven by revenue growth across both our wholesale and DTC channels. Wholesale channel revenue increased due to higher sales to both our U.S. and most of our international wholesale customers due to higher demand as well as price increases during the first quarter of 2022 as compared to the prior year. The prior year was also impacted by reduced traffic as a result of the ongoing pandemic. The growth in U.S. wholesale revenue was across all of our brands, particularly our Levi's® brand, driven by increased products sold to both our traditional and digital wholesale customers.
The increase in DTC revenue was broad based across most markets primarily due to strong performance within our company-operated stores, as a result of higher traffic in the current year as customers returned to in-person shopping in comparison to the prior year, where traffic remained tempered from the ongoing pandemic. Higher full priced sales and price increases in the current year also attributed to revenue growth. Additionally, we benefited from 26 more stores in operation as of February 27, 2022 as compared to February 28, 2021. Compared to the first quarter of fiscal 2021, e-commerce revenue decreased slightly as increases in higher average selling prices were more than offset by lower traffic as consumers returned to in-person shopping.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month period ended February 27, 2022, with currency translation affecting net revenues unfavorably by approximately $28 million.
Constant-currency net revenues for the three-month period ended February 27, 2022 increased due to revenue growth across our DTC channel. The increase in DTC revenue was primarily due to customers returning to in-person shopping as the majority of our company-operated stores were open and operating during the first quarter of fiscal year 2022, as compared to the first quarter of 2021, when company-operated stores were impacted more by temporary closures, lower traffic and reduced operating and occupancy levels as a result of the COVID-19 pandemic. Additionally, we benefited from price increases and 13 more stores in operation as of February 27, 2022 as compared to February 28, 2021. Compared to the first quarter of fiscal 2021, e-commerce revenue declined primarily due to lower traffic as more consumers shifted to in-person shopping as compared to the prior year.
Excluding the effects of currency, wholesale channel revenue increased as a larger number of stores were open during the first quarter of fiscal year 2022, as compared to the same period in 2021, which remained impacted by partial and full COVID-19 related lockdowns throughout various markets adversely impacting our wholesale customers' retail locations. Additionally, revenue increased due to higher average selling prices as a result of price increases implemented at the end of the prior year. This growth was partially offset with a decrease in revenue of our digital wholesale customers as compared to the same period in fiscal year 2021 as more consumers shifted to in-person shopping.

Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month period ended February 27, 2022, with currency affecting net revenues unfavorably by approximately $6 million.
Excluding the effects of currency, net revenues for the three-month period ended February 27, 2022 increased due to revenue growth across our DTC and wholesale channels and most markets, despite a few markets experiencing COVID-19 disruptions in the current year. The increase in DTC revenue was primarily due to strong performance in our company-operated stores, as a result of higher traffic in the current year as compared to the prior year, which included a larger proportion of COVID-19 related restrictions and lockdowns adversely impacting store traffic. Additionally, there were 13 more stores in operation as of February 27, 2022 as compared to February 28, 2021. E-commerce revenue grew compared to the first quarter of fiscal 2021, as a result of increased traffic.
The increase in wholesale revenue was primarily due to increased revenue across several markets as a larger portion of wholesale customer locations in these markets were open and operating in the first quarter of 2022, as compared to the same period in 2021, where many locations were impacted by partial and full government-imposed lockdowns as a result of the COVID-19 pandemic. Net revenues of our digital wholesale customers also grew in comparison to the same period in fiscal year 2021.
Other Brands. Net revenues in Other Brands increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $2 million. Net revenues growth was driven by the inclusion of Beyond Yoga® revenues in the current year as well as broad-based growth of our Dockers® brand.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase

	(Dollars in millions)
Net revenues	$1,591.6	$1,305.6	21.9%
Cost of goods sold	648.0	545.6	18.8%
Gross profit	$943.6	$760.0	24.2%
Gross margin	59.3%	58.2%

Currency translation unfavorably impacted gross profit by approximately $23 million for the three-month period ended February 27, 2022.
For the three-month period ended February 27, 2022, the increase in gross margin was primarily due to a higher proportion of sales in our DTC channel, which has higher margins as well as lower promotions, a higher share of full price sales and price increases, partially offsetting higher product costs. The fiscal 2021 period also included $7.2 million in reductions in COVID-19 related inventory costs, attributing 0.5 percentage points of the 1.1 percentage point increase.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase	February 27, 2022	February 28, 2021
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$312.2	$278.5	12.1%	19.6%	21.3%
Advertising and promotion	92.7	63.3	46.4%	5.8%	4.8%
Administration	129.0	105.3	22.5%	8.1%	8.1%
Other	175.5	135.8	29.2%	11.0%	10.4%
Total SG&A	$709.4	$582.9	21.7%	44.6%	44.6%

Currency translation impacted SG&A favorably by approximately $14 million for the three-month period ended February 27, 2022.
Selling.   Currency translation impacted selling expenses favorably by approximately $8 million for the three-month period ended February 27, 2022. For the three-month period ended February 27, 2022, higher selling expenses is primarily due to higher sales volume in the current year as compared to the prior year which included a larger portion of temporary store closures as a result of the pandemic. Selling expenses as a percent of revenues was lower in the current year as a result of continued focus on cost reductions.
Advertising and promotion. Currency translation did not have a significant impact on advertising and promotion expenses for the three-month period ended February 27, 2022. The increase in advertising and promotion expenses for the three-month period ended February 27, 2022 is due to increased spend on media and demand generation as we returned to pre-pandemic advertising and promotion investment levels.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $2 million for the three-month period ended February 27, 2022. Included in the increase in administration costs for the three-month period ended February 27, 2022 is higher incentive and stock based compensation costs attributed to stronger company performance as compared to the same period in prior year.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted other costs favorably by approximately $2 million for the three-month period ended February 27, 2022. For the three-month period ended February 27, 2022, the increase in other costs was primarily due to higher distribution expenses attributable to increased sales volume and higher labor costs. Higher information technology expenses also attributed to the increase in costs as we continued to invest in digital technology, data and artificial intelligence, and upgrading our enterprise resource planning system.

Operating income
The following table shows operating income by segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase (Decrease)	February 27, 2022		February 28, 2021
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$177.8	$128.7	38.2%	23.2%		21.2%
Europe	136.8	110.6	23.7%	29.1%		26.5%
Asia	43.6	29.2	49.3%	16.9%		12.5%
Total Levi's Brands operating income	358.2	268.5	33.4%	24.0%		21.4%
Other Brands	9.6	0.9	*	9.8%		1.8%
Corporate expenses	(133.6)	(92.3)	(44.7)%	(8.4)%	❖	(7.1)%	❖
Total operating income	$234.2	$177.1	32.2%	14.7%	❖	13.6%	❖
Operating margin	14.7%	13.6%
______________
 ❖ Percentage of consolidated net revenues
 * Not meaningful.
Currency translation unfavorably affected total operating income by approximately $10 million for the three-month period ended February 27, 2022.
Segment operating income.
•Americas. Currency translation did not have a significant impact for the three-month period ended February 27, 2022. The increase in operating income for the three-month period ended February 27, 2022 was primarily due to higher net revenues and gross margin in the current year as compared to the prior year. This was partially offset with higher selling and advertising and promotion expenses to support revenue growth and higher distribution costs due to higher labor costs and volume, although SG&A as a percentage of revenue was flat in comparison to the same period in prior year.
•Europe. Currency translation had an unfavorable impact of approximately $9 million for the three-month period ended February 27, 2022. The increase in operating income for the three-month period ended February 27, 2022 was due to higher net revenues and gross margin in the current year as compared to the prior year. This was partially offset with higher selling expenses to support our stores as well as higher advertising and promotion expense.
•Asia. Currency translation did not have a significant impact for the three-month period ended February 27, 2022. The increase in operating income for the three-month period ended February 27, 2022 was primarily due to higher net revenues and gross margin in the current year as compared to the prior year. This was partially offset with higher selling expenses to support our stores and higher advertising and promotion expenses, although SG&A as a percentage of revenue was lower in comparison to the same period in prior year.
•Other Brands. Currency translation did not have a significant impact for the three-month period ended February 27, 2022. The increase in operating income for the three-month period ended February 27, 2022 was primarily due to higher net revenues and gross margin this year, partially offset with higher SG&A expenses.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 27, 2022.

The increase in corporate expenses for the three-month period ended February 27, 2022 was primarily due to an higher administration and information technology expenses as well as higher global sourcing costs, including foreign currency transaction losses related to the procurement of inventory on behalf of our foreign subsidiaries.
Interest expense
Interest expense was $4.2 million for the three-month period ended February 27, 2022, as compared to $23.3 million for the comparable prior-year period. Interest expense decreased in the first quarter of 2022 due to lower interest on debt borrowings as a result of the redemption performed in the prior year. Additionally, in comparison to the prior year, interest expense related to our deferred compensation plans was $9.3 million lower due to the favorable impact of changes in market conditions.
Our weighted-average interest rate on average borrowings outstanding during the three-month period February 27, 2022 was 3.83%, as compared to 4.55% during the comparable period in 2021.
Other income, net
For the three-month period ended February 27, 2022, we recorded income of $15.9 million, as compared to income of $0.9 million for the same prior-year period. The increase in income for the three-month period ended February 27, 2022 was primarily due to the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government in the current year as reimbursement for COVID-19 losses incurred in prior years.
Income tax expense
The effective income tax rate was 20.4% for the three months ended February 27, 2022, compared to 7.9% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from the foreign-derived intangible income deduction on actual and deemed royalty income and stock-based compensation equity awards in the quarter as compared to the same prior-year period.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. We remain committed to increasing total shareholder returns through deploying capital across all three of our capital allocation priorities: (1) to invest in high growth investment opportunities and initiatives to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, as well as stock repurchases to offset dilution that would otherwise be introduced from stock-based incentive compensation grants; and (3) to pursue acquisitions, both organic and inorganic, that support our current strategies. We continue to concentrate our capital investments in new stores, distribution capacity and technology.
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
As of February 27, 2022, we did not have any borrowings under the credit facility. Unused availability under the facility was $837.2 million and our total availability of $850.0 million, based on collateral levels as defined by the agreement, was reduced by $12.8 million of other credit-related instruments. We also had cash and cash equivalents totaling approximately $678.3 million and short-term investments of $98.8 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.6 billion.
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
Subsequent to quarter end, we completed our $200 million share repurchase program by repurchasing an additional 2.0 million shares for $40.0 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $19.68 per share.
In April 2022, a cash dividend of $0.10 per share was declared to holders of record of its Class A and Class B common stock at the close of business on May 6, 2022, for a total quarterly dividend of approximately $40 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in millions)
Cash provided by operating activities	$86.1	$69.5
Cash used for investing activities	(78.2)	(34.9)
Cash (used for) provided by financing activities	(139.4)	439.7
Cash and cash equivalents at period end	678.3	1,973.6
Cash flows from operating activities
Cash provided by operating activities was $86.1 million for the three-month period ended February 27, 2022, as compared to $69.5 million for the comparable period in 2021. The increase in cash provided by operating activities is primarily driven by higher collections of trade receivables, partially offset by higher spending on inventory and SG&A expenses, reflective of the increase in sales in comparison to the same period in prior year.
Cash flows from investing activities
Cash used for investing activities was $78.2 million for the three-month period ended February 27, 2022, as compared to $34.9 million for the comparable period in 2021. The increase in cash used for investing activities is primarily due higher capital expenditures and lower proceeds from short-term investments.
Cash flows from financing activities
Cash used by financing activities was $139.4 million for the three-month period ended February 27, 2022, as compared to cash provided of $439.7 million for the comparable period in 2021. Cash used in 2022 primarily reflects common stock repurchases of $74.2 million. Cash provided in 2021 primarily reflects proceeds from senior notes of $500.0 million.
Indebtedness
Of our total debt of $1.0 billion as of February 27, 2022, 100% of it was fixed rate debt, net of capitalized debt issuance costs. As of February 27, 2022, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $4.2 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 27, 2022.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three-month and twelve-month periods ended February 27, 2022 and the comparable periods in 2021, we define the following non-GAAP financial measures as follows:
•Adjusted gross profit, as gross profit excluding COVID-19 and acquisition related inventory costs.
•Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;
•Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT, as net income excluding income tax expense, interest expense, other (income) expense, net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;

•Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;
•Adjusted net income, as net income excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, loss on early extinguishment of debt, COVID-19 related inventory costs and other charges, net with a COVID-19 government subsidy gain, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statement of operations for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
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
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share exclude COVID-19 government subsidy gains;
•all of these non-GAAP financial measures exclude the expense resulting from the impact of changes in fair value on our cash-settled stock-based compensation awards, even though, prior to March 2019, such awards were required to be settled in cash;
•all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net which can affect our current and future cash requirements;
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

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$943.6	$760.0

Non-GAAP measure:
Gross profit	$943.6	$760.0
COVID-19 related inventory costs(1)	—	(7.2)
Acquisition related charges(2)	2.0	—
Adjusted gross profit	$945.6	$752.8
Adjusted gross margin	59.4%	57.7%
_____________
(1)For the three-month period ended February 28, 2021, COVID-19 related inventory charges includes $7.2 million in reductions in COVID-19 related inventory charges, primarily due to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020.
(2)Acquisition related charges include the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$709.4	$582.9

Non-GAAP measure:
Selling, general and administrative expenses	$709.4	$582.9
Impact of changes in fair value on cash-settled stock-based compensation	(0.6)	(0.9)
COVID-19 related charges(1)	—	(3.1)
Acquisition and integration related charges	(2.1)	—
Restructuring and restructuring related charges, severance and other, net(2)	1.0	(0.1)
Adjusted SG&A	$707.7	$578.8
_____________
(1)For the three-month period ended February 28, 2021, the $3.1 million in COVID-19 related charges is related to impairment of certain operating lease right-of-use assets and property and equipment related to certain retail locations, resulting from lower revenue and future cash flow projections from the ongoing effects of the COVID-19 pandemic.
(2)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Twelve Months Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$195.8	$142.5	$606.8	$(137.3)

Non-GAAP measure:
Net income (loss)	$195.8	$142.5	$606.8	$(137.3)
Income tax expense (benefit)	50.1	12.2	64.6	(62.5)
Interest expense	4.2	23.3	53.8	88.8
Other (income) expense, net	(15.9)	(0.9)	(18.4)	24.2
Loss on early extinguishment of debt	—	—	36.5	—
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.6	0.9	3.9	3.1
COVID-19 related inventory costs and other charges(2)	—	(4.1)	(5.6)	155.5
Acquisition and integration related charges(3)	4.1	—	11.8	—
Restructuring and restructuring related charges, severance and other, net(4)	(1.0)	0.1	23.4	94.0
Adjusted EBIT	$237.9	$174.0	$776.8	$165.8
Depreciation and amortization(5)	37.8	35.2	144.6	137.1
Adjusted EBITDA	$275.7	$209.2	$921.4	$302.9
Adjusted EBIT margin	14.9%	13.3%
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
(4)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs.
(5)Depreciation and amortization amount net of amortization included in Restructuring and restructuring related charges, severance and other, net.

Adjusted Net Income and Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in millions, except per share amounts)
	(Unaudited)
Most comparable GAAP measure:
Net income	$195.8	$142.5

Non-GAAP measure:
Net income	$195.8	$142.5
Impact of changes in fair value on cash-settled stock-based compensation(1)	0.6	0.9
Loss on early extinguishment of debt	—	0.2
COVID-19 related inventory costs and other charges, net(2)	(12.5)	(4.1)
Acquisition and integration related costs(3)	4.1	—
Restructuring and restructuring related charges, severance and other, net(4)	(1.0)	0.1
Tax impact of adjustments	2.2	0.7
Adjusted net income	$189.2	$140.3

Adjusted net income margin	11.9%	10.7%
Adjusted diluted earnings per share	$0.46	$0.34
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month period ended February 27, 2022, the net reduction of $12.5 million reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
For the three-month period ended February 28, 2021, the net reduction of $4.1 million in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, offset by incremental impairment costs in response to the global pandemic.
(3)Acquisition and integration related charges includes the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga acquisition.
(4)Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs.

Net Debt and Leverage Ratio:
We define net debt, a non-GAAP financial measure, as total debt, excluding finance leases, less cash and cash equivalents and short-term investments in marketable securities. We define leverage ratio, a non-GAAP financial measure, as the ratio of total debt to the last 12 months Adjusted EBITDA. Our management believes net debt and leverage ratio are important measures to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt and leverage ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net debt and leverage ratio should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP.
The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	February 27, 2022	November 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding finance leases	$1,024.7	$1,026.6

Non-GAAP measure:
Total debt, excluding finance leases	$1,024.7	$1,026.6
Cash and cash equivalents	(678.3)	(810.3)
Short-term investments in marketable securities	(98.8)	(91.5)
Net debt	$247.6	$124.8

The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	February 27, 2022	February 28, 2021

	(Dollars in millions)
	(Unaudited)
Total debt, excluding finance leases	$1,024.7	$2,060.0
Last Twelve Months Adjusted EBITDA(1)	$921.4	$302.9
Leverage ratio	1.1	6.8
_____________
(1)Last Twelve Months Adjusted EBITDA is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.

Adjusted Free Cash Flow:
We define Adjusted free cash flow, a non-GAAP financial measure, as net cash flow from operating activities less purchases of property, plant and equipment, plus proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, less repurchases of common stock, tax withholdings on equity award exercises, and cash dividends to stockholders. We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe Adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.
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

	Three Months Ended
	February 27, 2022	February 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$86.1	$69.5
Net cash used for investing activities	(78.2)	(34.9)
Net cash (used for) provided by financing activities	(139.4)	439.7

Non-GAAP measure:
Net cash provided by operating activities	$86.1	$69.5
Purchases of property, plant and equipment	(73.6)	(37.0)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	3.1	0.1
Repurchase of common stock	(74.2)	—
Tax withholdings on equity awards	(25.8)	(25.8)
Dividend to stockholders	(39.9)	(16.0)
Adjusted free cash flow	$(124.3)	$(9.2)

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
The table below sets forth the calculation of net revenues for each of our operating segments on a constant-currency basis for comparison period applicable to the three-month period ended February 27, 2022:

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,591.6	$1,305.6	21.9%
Impact of foreign currency exchange rates	—	(38.2)	*
Constant-currency net revenues	$1,591.6	$1,267.4	25.6%

Americas
As reported	$765.9	$606.1	26.4%
Impact of foreign currency exchange rates	—	(2.4)	*
Constant-currency net revenues - Americas	$765.9	$603.7	26.9%

Europe
As reported	$469.4	$416.7	12.6%
Impact of foreign currency exchange rates	—	(27.9)	*
Constant-currency net revenues - Europe	$469.4	$388.8	20.7%

Asia
As reported	$258.4	$232.9	10.9%
Impact of foreign currency exchange rates	—	(5.7)	*
Constant-currency net revenues - Asia	$258.4	$227.2	13.8%

Other Brands
As reported	$97.9	$49.9	96.2%
Impact of foreign currency exchange rates	—	(2.2)	*
Constant-currency net revenues - Other Brands	$97.9	$47.7	105.5%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for comparison period applicable to the three-month period ended February 27, 2022.

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$237.9	$174.0	36.7%
Impact of foreign currency exchange rates	—	(9.7)	*
Constant-currency Adjusted EBIT	$237.9	$164.3	44.8%
Constant-currency Adjusted EBIT margin(2)	14.9%	13.0%
_____________
(1)Adjusted EBIT is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for comparison period applicable to the three-month period ended February 27, 2022.

	Three Months Ended
	February 27, 2022	February 28, 2021	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$189.2	$140.3	34.9%
Impact of foreign currency exchange rates	—	(8.1)	*
Constant-currency Adjusted net income	$189.2	$132.2	43.1%
Constant-currency Adjusted net income margin(2)	11.9%	10.4%

Adjusted diluted earnings per share	$0.46	$0.34	35.3%
Impact of foreign currency exchange rates	—	(0.02)	*
Constant-currency Adjusted diluted earnings per share	$0.46	$0.32	43.8%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of February 27, 2022, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2021 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2021 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed under "Risk Factors" in Part II, Item 1A on this Quarterly Report and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•the conflict involving Russia and Ukraine and the potential impact on global economic and geopolitical conditions;
•changes in general economic and financial conditions, inflationary pressures and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
•the potential duration and impact of COVID-19 on our projected customer demand, store closures, supply chain and our business, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2022;
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

•consequences of inflation, foreign currency exchange and interest rate fluctuations;
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
•future acquisitions of or investments in new businesses, including the Beyond Yoga integration;
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
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 28, 2021 and elsewhere in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended November 28, 2021, in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission. We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 28, 2021.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2021 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 27, 2022. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 27, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 28, 2021, which could materially adversely affect our business, financial condition, or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2021. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended November 28, 2021.
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
For example, the recent conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business, financial condition or results of operations. The U.S. and foreign government bodies in jurisdictions in which we operate have announced targeted sanctions and export control measures and have threatened additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals, including in Belarus. Given these recent sanctions and export restrictions imposed by the United States and foreign government bodies, in March 2022 we temporarily suspended the majority of our commercial operations in Russia. The impact of these government measures and our temporary suspension of the majority of our operations, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies, is currently unknown and they could adversely affect our business, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Potential impacts related to the conflict could include additional unilateral or multilateral export control and sanctions measures, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, which could adversely impact our business, financial condition or results of operations.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
November 29, 2021 - January 2, 2022	1,622,354	$24.85	1,622,354	$71,303,571
January 3, 2022 - January 30, 2022	968,521	$21.78	968,521	$50,208,924
January 31, 2022 - February 27, 2022	445,441	$22.75	445,441	$40,074,480
Total	3,036,316	$23.56	3,036,316
_________
(1)The average price paid per share excludes any broker commissions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	10-K	001-06631	3.2	1/27/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	April 6, 2022		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)