Form 10-Q
period 2022-05-29
LEVI STRAUSS & CO
filed 2022-07-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2022, the registrant had 98,953,422 shares of Class A common stock, $0.001 par value per share and 297,760,924 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 29, 2022	November 28, 2021

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$601,870	$810,266
Short-term investments in marketable securities	96,396	91,550
Trade receivables, net	609,180	707,625
Inventories	1,112,835	897,950
Other current assets	222,081	202,510
Total current assets	2,642,362	2,709,901
Property, plant and equipment, net	513,776	502,562
Goodwill	368,162	386,880
Other intangible assets, net	289,176	291,332
Deferred tax assets, net	556,120	573,114
Operating lease right-of-use assets, net	1,019,524	1,103,705
Other non-current assets	348,637	332,575
Total assets	$5,737,757	$5,900,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	558,665	524,838
Accrued salaries, wages and employee benefits	221,815	274,700
Accrued sales returns and allowances	188,467	209,364
Short-term operating lease liabilities	243,841	245,369
Other accrued liabilities	517,826	615,347
Total current liabilities	1,730,614	1,869,618
Long-term debt	998,484	1,020,700
Postretirement medical benefits	47,033	51,439
Pension liabilities	151,105	155,218
Long-term employee related benefits	104,802	108,544
Long-term operating lease liabilities	925,049	969,482
Other long-term liabilities	52,338	59,407
Total liabilities	4,009,425	4,234,408

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 98,326,863 shares and 97,567,627 shares issued and outstanding as of May 29, 2022 and November 28, 2021, respectively; and 422,000,000 Class B shares authorized, 298,351,504 shares and 302,209,813 shares issued and outstanding, as of May 29, 2022 and November 28, 2021, respectively	397	400
Additional paid-in capital	592,827	584,774
Accumulated other comprehensive loss	(394,182)	(394,387)
Retained earnings	1,529,290	1,474,874
Total stockholders’ equity	1,728,332	1,665,661
Total liabilities and stockholders’ equity	$5,737,757	$5,900,069

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,471,149	$1,275,971	$3,062,711	$2,581,573
Cost of goods sold	616,126	525,770	1,264,080	1,071,343
Gross profit	855,023	750,201	1,798,631	1,510,230
Selling, general and administrative expenses	778,857	643,746	1,488,233	1,226,652
Operating income	76,166	106,455	310,398	283,578
Interest expense	(4,360)	(19,933)	(8,608)	(43,243)
Loss on early extinguishment of debt	—	(30,108)	—	(30,338)
Other income (expense), net	6,004	(715)	21,901	373
Income before income taxes	77,810	55,699	323,691	210,370
Income tax expense (benefit)	28,068	(9,020)	78,106	3,147
Net income	$49,742	$64,719	$245,585	$207,223
Earnings per common share attributable to common stockholders:
Basic	$0.13	$0.16	$0.62	$0.52
Diluted	$0.12	$0.16	$0.61	$0.50
Weighted-average common shares outstanding:
Basic	397,882,576	401,964,569	398,650,665	400,771,248
Diluted	403,782,416	412,102,841	405,852,351	410,644,463

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands) (Unaudited)
Net income	$49,742	$64,719	$245,585	$207,223
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	2,041	2,743	4,226	5,681
Derivative instruments	34,030	4,579	29,862	(12,736)
Foreign currency translation (losses) gains	(14,049)	4,418	(25,138)	15,359
Unrealized (losses) gains on marketable securities	(4,415)	4,034	(10,409)	4,435
Total other comprehensive income (loss), before related income taxes	17,607	15,774	(1,459)	12,739
Income tax (benefit) expense related to items of other comprehensive income (loss)	(415)	(3,987)	1,664	(2,784)
Comprehensive income, net of income taxes	$66,934	$76,506	$245,790	$217,178

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended May 29, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at February 27, 2022	$399	$575,310	$1,559,254	$(411,374)	$1,723,589
Net income	—	—	49,742	—	49,742
Other comprehensive loss, net of tax	—	—	—	17,192	17,192
Stock-based compensation and dividends, net	—	16,653	—	—	16,653
Employee stock purchase plan	—	2,200	—	—	2,200
Repurchase of common stock	(2)	—	(40,038)	—	(40,040)
Tax withholdings on equity awards	—	(1,336)	—	—	(1,336)
Cash dividends declared ($0.10 per share)	—	—	(39,668)	—	(39,668)
Balance at May 29, 2022	$397	$592,827	$1,529,290	$(394,182)	$1,728,332

	Six Months Ended May 29, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 28, 2021	$400	$584,774	$1,474,874	$(394,387)	$1,665,661
Net income	—	—	245,585	—	245,585
Other comprehensive loss, net of tax	—	—	—	205	205
Stock-based compensation and dividends, net	2	30,741	—	—	30,743
Employee stock purchase plan	—	4,473	—	—	4,473
Repurchase of common stock	(5)	—	(111,637)	—	(111,642)
Tax withholdings on equity awards	—	(27,161)	—	—	(27,161)
Cash dividends declared ($0.20 per share)	—	—	(79,532)	—	(79,532)
Balance at May 29, 2022	$397	$592,827	$1,529,290	$(394,182)	$1,728,332

	Three Months Ended May 30, 2021
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at February 28, 2021	$400	$609,068	$1,240,792	$(443,276)	$1,406,984
Net Income	—	—	64,719	—	64,719
Other comprehensive loss, net of tax	—	—	—	11,787	11,787
Stock-based compensation and dividends, net	2	23,384	—	—	23,386
Employee stock purchase plan	—	1,792	—	—	1,792
Tax withholdings on equity awards	—	(50,542)	—	—	(50,542)
Cash dividends declared ($0.06 per share)	—	—	(24,104)	—	(24,104)
Balance at May 30, 2021	$402	$583,702	$1,281,407	$(431,489)	$1,434,022

	Six Months Ended May 30, 2021
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$1,299,475
Net Income	—	—	207,223	—	207,223
Other comprehensive loss, net of tax	—	—	—	9,957	9,957
Stock-based compensation and dividends, net	4	30,098	—	—	30,102
Employee stock purchase plan	—	3,721	—	—	3,721
Tax withholdings on equity awards	—	(76,360)	—	—	(76,360)
Cash dividends declared ($0.10 per share)	—	—	(40,096)	—	(40,096)
Balance at May 30, 2021	$402	$583,702	$1,281,407	$(431,489)	$1,434,022

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 29, 2022	May 30, 2021

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$245,585	$207,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,740	69,926
Property, plant, equipment, right-of-use asset, and goodwill impairments	54,733	5,147
Loss on early extinguishment of debt	—	30,338
Stock-based compensation	30,743	30,102
Provision for (benefit from) deferred income taxes	17,435	(46,857)
Other, net	9,847	9,392
Net change in operating assets and liabilities	(290,201)	(57,253)
Net cash provided by operating activities	145,882	248,018
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(120,507)	(67,501)
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(9,089)	(4,349)
Payments to acquire short-term investments	(44,589)	(55,124)
Proceeds from sale, maturity and collection of short-term investments	39,027	56,530
Net cash used for investing activities	(135,158)	(70,444)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	489,554
Repayments of long-term debt including debt extinguishment costs	—	(820,000)
Other short-term borrowings, net	213	(8,502)
Repurchase of common stock	(114,232)	—
Tax withholdings on equity awards	(27,161)	(76,360)
Dividend to stockholders	(79,532)	(40,097)
Other financing activities, net	3,563	2,267
Net cash used for financing activities	(217,149)	(453,138)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,939)	2,500
Net decrease in cash and cash equivalents and restricted cash	(208,364)	(273,064)
Beginning cash and cash equivalents, and restricted cash	810,580	1,497,648
Ending cash and cash equivalents, and restricted cash	602,216	1,224,584
Less: Ending restricted cash	(346)	(504)
Ending cash and cash equivalents	$601,870	$1,224,080

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$47,211	$29,579
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$18,947	$29,926
Cash paid for income taxes during the period, net of refunds	56,776	30,750

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three and six months ended May 29, 2022 may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2022.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2022 and 2021 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $8.9 million and $11.6 million as of May 29, 2022 and November 28, 2021, respectively.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors.
In the second quarter of 2022, as a result of the Russia-Ukraine crisis, the Company reviewed certain long-lived assets for impairment and recorded $4.1 million of non-cash impairment charges. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of income.
Property, plant and equipment, net includes accumulated depreciation of $1.2 billion and $1.1 billion as of May 29, 2022 and November 28, 2021, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

Goodwill and Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying amount.
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
In the second quarter of 2022, the Company reviewed the goodwill assigned to its Russia business for impairment and recorded $11.6 million of non-cash impairment charges. The impairment charges are included in SG&A in the accompanying consolidated statements of income.
Right-of-Use Assets and Lease Liabilities
In the second quarter of 2022, the Company reviewed the operating lease right-of-use ("ROU") assets impacted by the Russia-Ukraine crisis for impairment and recorded $35.4 million of non-cash impairment charges. The impairment charges are included in SG&A in the accompanying consolidated statements of income.
As of May 29, 2022 the Company had entered into an agreement for the construction and lease of a distribution facility in Germany. The facility is currently under construction and has an expected lease commencement date in the third quarter of fiscal year 2023. Once the 20-year lease term commences, the Company expects to recognize a ROU asset and corresponding lease liability of between $90 million and $100 million. The Company expects to capitalize approximately $60 million for equipment to be installed in the leased facility.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management evaluates its estimates and assumptions on an ongoing basis and may employ outside experts to assist in its evaluations. Changes in such estimates, based on more accurate future information, or different assumptions or conditions, may affect amounts reported in future periods. As a result of uncertainty and frequently changing information regarding the COVID-19 pandemic as well as the Russia-Ukraine crisis and their potential impact on global economic conditions, estimates may change frequently and in the near term.
Share Repurchases
During the three and six months ended May 29, 2022, 2.0 million and 5.0 million shares were repurchased for $40.0 million and $111.5 million, plus broker's commissions, respectively, in the open market, essentially completing the Company's $200.0 million share repurchase plan.
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
On May 31, 2022, subsequent to the Company's quarter end, the Board approved a new share repurchase program that authorizes the repurchase of up to $750.0 million of the Company's Class A common stock.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the May 29, 2022 presentation.
Recently Adopted Accounting Principles
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 enhances and simplifies aspects of the income tax accounting guidance in ASC 740. The Company adopted this standard in the first quarter of fiscal 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the
2021 Annual Report on Form 10-K, except for the following:
First Quarter 2023
•In March 2020 and January 2021, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform: Scope, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments through December 31, 2022. The Company does not expect that the adoption will have a material impact on its consolidated financial statements and related disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	May 29, 2022	November 28, 2021

	(Dollars in thousands)

Raw materials	$13,417	$9,141
Work-in-progress	4,852	3,603
Finished goods	1,094,566	885,206
Total inventories	$1,112,835	$897,950
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 29, 2022			November 28, 2021
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$72,907	$72,907	$—	$80,188	$80,188	$—
Short-term investments in marketable securities	96,396	—	96,396	91,550	—	91,550
Derivative instruments(3)	32,857	—	32,857	27,512	—	27,512
Total	$202,160	$72,907	$129,253	$199,250	$80,188	$119,062
Financial liabilities carried at fair value
Derivative instruments(3)	4,212	—	4,212	13,255	—	13,255
Total	$4,212	$—	$4,212	$13,255	$—	$13,255
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	May 29, 2022				November 28, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in thousands)
Short-term investments
Rabbi trust assets	$3,408	$892	$—	$4,300	$2,823	$1,277	$—	$4,100
Short-term investments in marketable securities	96,853	198	(656)	96,395	91,475	155	(80)	91,550
	100,261	1,090	(656)	100,695	94,298	1,432	(80)	95,650
Long-term investments
Rabbi trust assets	54,384	14,222	—	68,606	52,398	23,690	—	76,088
	$154,645	$15,312	$(656)	$169,301	$146,696	$25,122	$(80)	$171,738

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 29, 2022		November 28, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$508,509	$487,682	$531,382	$541,935
3.50% senior notes due 2031(1)	497,897	441,137	497,335	502,881
Short-term borrowings	5,943	5,943	5,862	5,862
Total	$1,012,349	$934,762	$1,034,579	$1,050,678
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

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
As of May 29, 2022, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $740.1 million were contracts to buy and $452.5 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

The table below provides data about the carrying values of derivative and non-derivative instruments:

	May 29, 2022			November 28, 2021
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$25,612	$—	$25,612	$24,858	$—	$24,858
Foreign exchange risk cash flow hedges(2)	—	(3,587)	(3,587)	—	(2,030)	(2,030)
Total	$25,612	$(3,587)		$24,858	$(2,030)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$32,858	$(25,613)	$7,245	$27,512	$(24,858)	$2,654
Forward foreign exchange contracts(2)	3,573	(4,199)	(626)	2,030	(13,255)	(11,225)
Total	$36,431	$(29,812)		$29,542	$(38,113)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(509,153)		$—	$(532,285)
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

	May 29, 2022			November 28, 2021
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$62,043	$(4,509)	$57,534	$54,400	$(10,152)	$44,248
Financial liabilities	(33,399)	4,509	(28,890)	(40,143)	10,152	(29,991)
Total			$28,644			$14,257

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in "Accumulated other comprehensive loss" ("AOCL") on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income(1)
	As of May 29, 2022	As of November 28, 2021	Three Months Ended		Six Months Ended
			May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands)
Foreign exchange risk contracts	$31,034	$24,304	$3,080	$(9,216)	$3,635	$(11,094)
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	(22,069)	(45,201)	—	—	—	—
Cumulative income taxes	9,070	15,157	—	—	—	—
Total	$2,861	$(20,914)
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
There was no hedge ineffectiveness for the six months ended May 29, 2022. Within the next 12 months, a $29.2 million gain from cash flow hedges is expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands)
Amount of (Loss) Gain on Cash Flow Hedge Activity
Net revenues	$(928)	$(1,529)	$(1,841)	$(586)
Cost of goods sold	$4,007	$(7,687)	$5,477	$(10,508)
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other income (expense), net" in the Company's consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands)
Realized (loss) gain	$(17,757)	$(1,051)	$(19,111)	$698
Unrealized gain (loss)	10,231	(1,043)	13,906	(2,425)
Total	$(7,526)	$(2,094)	$(5,205)	$(1,727)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	May 29, 2022	November 28, 2021

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$91,300	$111,086
Accrued income taxes	23,352	14,477
Accrued interest payable	8,193	8,281
Accrued rent	12,944	16,612
Fair value derivatives	4,213	13,246
Restructuring liabilities	6,814	19,106
Short-term debt	5,943	5,862
Taxes other than income taxes payable	47,885	48,278
Other	317,182	378,399
Total other accrued liabilities	$517,826	$615,347

NOTE 6: DEBT
The following table presents the Company's debt:

	May 29, 2022	November 28, 2021

	(Dollars in thousands)
Long-term debt
3.375% senior notes due 2027	$504,913	$527,644
3.50% senior notes due 2031	493,571	493,056
Total long-term debt	$998,484	$1,020,700
Short-term debt
Short-term borrowings	5,943	5,862
Total debt	$1,004,427	$1,026,562

Senior Revolving Credit Facility
The Company's unused availability under the Credit Facility was $837.4 million at May 29, 2022, as the Company's total availability of $850.0 million was reduced by $12.6 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 29, 2022 was 4.00% and 3.91%, respectively, as compared to 4.29% and 4.44%, respectively, during the same periods of 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of May 29, 2022, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons.
NOTE 8: DIVIDENDS
Dividends are declared at the discretion of the Board. In both January and April 2022, the Company declared cash dividends, each $0.10 per share, to holders of record of its Class A and Class B common stock. In January and April 2021, the Company declared cash dividends of $0.04 and $0.06 per share, respectively. During the three and six months ended May 29, 2022, dividends were paid in the amount of $39.6 million and $79.5 million, respectively, compared to $24.1 million and $40.1 million for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, a cash dividend of $0.12 per share was declared to holders of record of its Class A and Class B common stock at the close of business on August 1, 2022, for a total quarterly dividend of approximately $48 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	May 29, 2022	November 28, 2021	May 30, 2021

	(Dollars in thousands)
Pension and postretirement benefits	$(192,312)	$(195,481)	$(217,809)
Derivative instruments	2,861	(20,914)	(85,501)
Foreign currency translation losses	(215,427)	(196,763)	(146,013)
Unrealized gains on marketable securities	10,696	18,771	17,834
Accumulated other comprehensive loss	$(394,182)	$(394,387)	$(431,489)

No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments. Refer to Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended May 29, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$547,717	$190,618	$107,285	$74,872	$920,492
Direct-to-consumer	228,377	176,519	114,563	31,198	550,657
Total net revenues	$776,094	$367,137	$221,848	$106,070	$1,471,149

	Six Months Ended May 29, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,058,452	$456,336	$230,048	$138,727	$1,883,563
Direct-to-consumer	483,494	380,158	250,205	65,291	1,179,148
Total net revenues	$1,541,946	$836,494	$480,253	$204,018	$3,062,711

	Three Months Ended May 30, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$458,921	$211,642	$79,506	$52,415	$802,484
Direct-to-consumer	202,514	143,244	112,283	15,446	473,487
Total net revenues	$661,435	$354,886	$191,789	$67,861	$1,275,971

	Six Months Ended May 30, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$870,126	$488,427	$196,319	$86,371	$1,641,243
Direct-to-consumer	397,430	283,176	228,386	31,338	940,330
Total net revenues	$1,267,556	$771,603	$424,705	$117,709	$2,581,573
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of May 29, 2022 and November 28, 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

NOTE 11: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands)
Foreign exchange management losses(1)	$(7,526)	$(2,094)	$(5,205)	$(1,727)
Foreign currency transaction gains (losses)(2)	8,707	(1,326)	6,496	(4,561)
COVID-19 government subsidy gain(3)	—	—	12,524	—
Other, net	4,823	2,705	8,086	6,661
Total other income (expense), net	$6,004	$(715)	$21,901	$373
_____________
(1)Losses on forward foreign exchange contracts primarily resulted from currency fluctuations relative to negotiated contract rates.
(2)Foreign currency transaction gains (losses) reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances.
(3)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
NOTE 12: INCOME TAXES
The Company's effective income tax rate was 36.1% for the three months ended May 29, 2022, compared to (16.2)% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from stock-based compensation equity awards as compared to the same prior-year period, as well as a 16% tax rate increase resulting from non-deductible charges related to the Russia-Ukraine crisis.
The Company's effective income tax rate was 24.1% for the six months ended May 29, 2022, compared to 1.5% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from the foreign-derived intangible income deduction on actual and deemed royalty income and stock-based compensation equity awards as compared to the same prior-year period, as well as an increase resulting from non-deductible charges related to the Russia-Ukraine crisis.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

NOTE 13: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$49,742	$64,719	$245,585	$207,223
Denominator:
Weighted-average common shares outstanding - basic	397,882,576	401,964,569	398,650,665	400,771,248
Dilutive effect of stock awards	5,899,840	10,138,272	7,201,686	9,873,215
Weighted-average common shares outstanding - diluted	403,782,416	412,102,841	405,852,351	410,644,463
Earnings per common share attributable to common stockholders:
Basic	$0.13	$0.16	$0.62	$0.52
Diluted	$0.12	$0.16	$0.61	$0.50
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	3,599,395	565,147	1,673,530	877,617
NOTE 14: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a board member of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and six months ended May 29, 2022, the Company donated $0.5 million and $11.9 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $2.8 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 29, 2022

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
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in thousands)
Net revenues:
Americas	$776,094	$661,435	$1,541,946	$1,267,556
Europe	367,137	354,886	836,494	771,603
Asia	221,848	191,789	480,253	424,705
Other Brands	106,070	67,861	204,018	117,709
Total net revenues	$1,471,149	$1,275,971	$3,062,711	$2,581,573
Operating income:
Americas	$158,713	$147,542	$336,552	$276,192
Europe	66,562	59,387	203,355	169,974
Asia	19,110	6,254	62,693	35,498
Other Brands	4,022	2,430	13,603	3,373
Corporate expenses(1)	(172,241)	(109,158)	(305,805)	(201,459)
Total operating income	76,166	106,455	310,398	283,578
Interest expense	(4,360)	(19,933)	(8,608)	(43,243)
Loss on early extinguishment of debt	—	(30,108)	—	(30,338)
Other income, net	6,004	(715)	21,901	373
Income before income taxes	$77,810	$55,699	$323,691	$210,370
_____________
(1)Corporate staff costs and expenses for the three-month and six-month periods ended May 29, 2022 include $51.1 million in impairment charges as a result of the Russia-Ukraine crisis related to our Europe segment. Refer to Note 1 for additional information.

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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. We service consumers through our global infrastructure, developing, sourcing, and marketing our products around the world. In September 2021, we acquired Beyond Yoga®, our newest brand.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized, and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive "Casual Friday" in the 1990s and has been a cornerstone of casual menswear for more than 30 years. Seen as the khaki leader, Dockers has returned to its California roots and is bringing a full range of casual, versatile styles for men and women to show up with cool confidence every day. The Signature by Levi Strauss & Co.™ and Denizen® brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices. The newly acquired Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 29, 2022, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of May 29, 2022, we had 1,059 company-operated stores located in 37 countries and approximately 600 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 68% of our total units sold in the first six months of both 2021 and 2022. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 25% of our total units sold in the first six months of both 2021 and 2022. Men's products generated 64% of our net revenues in the first six months of both 2022 and 2021. Women's products generated 34% of our net revenues in the first six months of both 2022 and 2021 with the remaining 2% of our products being non-gendered in both periods. Sales of Levi’s® brand products represented 87% of our total net sales in the first six months of both 2022 and 2021.
Our Europe and Asia businesses, collectively, contributed 43% of our net revenues and 43% of our segment operating income in the first six months of 2022, as compared to 46% of our net revenues and 42% of our segment operating income in the same period in 2021. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 54% in the first six months of 2022, as compared to 56% in the same period in 2021.
Our wholesale channel generated 62% and 64% of our net revenues in the first six months of 2022 and 2021, respectively. Our DTC channel generated 38% and 36% of our net revenues in the first six months of 2022 and 2021, respectively, with sales through our company operated e-commerce sites representing 20% and 25% of DTC channel net revenues in the first six months of 2022 and 2021, and 8% and 9% of total net revenues in the first six months of 2022 and 2021, respectively. Our global digital business, which includes our e-commerce site as well as the online businesses of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only) wholesalers represented approximately 20% of our total net revenues in the second quarter of 2022, versus approximately 23% of our total net revenues in the second quarter of 2021.
Our Business Strategies
On June 1, 2022, we updated our long-term growth strategy, which aims to accelerate profitable growth over the next five years. Our new long-term growth strategy aims to achieve 6-8% revenue growth annually and 15% Adjusted EBIT margin by 2027. For more information on our calculation of Adjusted EBIT margin, a non-GAAP financial measure, see “– Non-GAAP Financial Measures.”
The following three “where to play” choices serve as our strategic framework for what we intend to achieve and have been aligned with our new long-term growth strategy:
•Brand Led: We plan to continue to elevate and strengthen the Levi’s® Brands (which include Signature by Levi Strauss & Co.TM and Denizen®), Dockers® and Beyond Yoga® by more effectively integrating product, design, marketing and consumer in-store experiences with a global vision executed consistently across all markets. These actions are expected to support targeted revenue growth for the Levi’s® Brands of approximately $2 billion to $2.5 billion and for the combined revenue of Dockers® and Beyond Yoga® to approach $1 billion by 2027.
•DTC First: We plan to accelerate investment in stores, online platforms and other digital capabilities, while creating an integrated omni-channel shopping experience, which is expected to profitably drive our DTC channel to 55% of total annual net revenues by 2027 while tripling the e-commerce business.
•Diversify the Portfolio: We plan to further capitalize on the substantial opportunity to amplify each brands’ reach and grow market share across geographies, categories, genders and channels and our intention is to nearly double both the women’s and tops revenue by 2027.
We believe that a strong cash position, incremental growth and improved cash earnings will enable us to further enhance stockholder returns. See "Liquidity and Capital Resources" for additional information.
Impact of Russia-Ukraine Crisis on our Business
As a result of Russia's invasion of Ukraine, we suspended our business initiatives and the majority of our commercial activity in Russia and Ukraine in the second quarter of 2022. This included the closure of the majority of our company-operated stores in Russia, as well as the suspension of shipments to our wholesale and licensing customers in Russia and Ukraine. In response to this crisis, the United States and other countries have implemented economic and other sanctions. These sanctions currently, and any additional sanctions may in the future, impact our ability to conduct business in Russia.
Given the high level of uncertainty surrounding the future operations of our business in Russia, including the ability to generate future cash flows, the carrying value of our long-lived assets specific to our commercial business in Russia were deemed to be not recoverable. As a result of the Russia-Ukraine crisis, during the second quarter of 2022, we recorded total charges of $60.4 million, ($0.15 per diluted share). The charges reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges. All charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of income.
We are monitoring the effects of this conflict and expect that we will adjust our plans accordingly as the situation progresses. For the three and six months ended May 29, 2022, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. Net revenues from Russia represented approximately 2% of our total net revenues for fiscal year 2021. We do not expect significant disruption to our overall business resulting from the conflict.
For additional information, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 28, 2021 as well as Part II, Item 1A of our Form 10-Q for the quarter ended February 27, 2022.
Impact of COVID-19 on Our Business
While most of our company-operated stores and wholesale customer doors were open during the first half of 2022, the COVID-19 pandemic has continued to impact our business and results of operations during this time, although to a much lesser extent than in the prior-year period in all markets except China, as strict lockdowns resulted in temporary store closures throughout the country. Additionally, our supply chain partners, including third party manufacturers, logistic providers and other vendors continue to be adversely impacted by macroeconomic factors in connection with the pandemic. In the second quarter of 2022, supply chain disruptions resulted in the inability to fulfill all customer orders with an estimated impact on net revenues of approximately $20 million. We have also incurred higher distribution costs, including freight and labor costs, in the first half of 2022. We will continue to monitor these and other potential disruptions in our supply chain and implement mitigation plans as needed.
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
•There has been increased focus from our stakeholders, including consumers, employees and investors, on corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change. We expect that stakeholder expectations with respect to ESG practices will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.
These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
For additional information regarding these risks, as well as risks related to the COVID-19 pandemic, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 28, 2021 as well as Part II, Item 1A of our Form 10-Q for the quarter ended February 27, 2022.
Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations for the three-month and six-month periods ended May 29, 2022 and May 30, 2021; however, our business could be affected by inflation in the future which we plan to mitigate through a combination of pricing actions and operating efficiencies, although these actions could have an adverse impact on demand.

Our Second Quarter 2022 Results
•Net revenues. Consolidated net revenues increased 15.3% on a reported basis and 19.7% on a constant-currency basis compared to the second quarter of 2021. The increase was driven by strong growth across all segments as a result of higher traffic and demand in the current year. Additionally, revenue in the prior year was adversely impacted by reduced traffic as certain markets continued to be impacted by COVID-19 resurgences.
•Operating income. Consolidated operating income decreased 28.5% to $76.2 million from $106.5 million in the second quarter of 2021. The decrease is due to higher SG&A expenses in the current year, which included $60.4 million of impairment and other charges related to the Russia-Ukraine crisis. The decrease was partially offset with higher net revenues. Operating margin was 5.2%, 310 basis points lower than the second quarter of 2021, as a result of the additional charges.
•Net income. Consolidated net income of $49.7 million decreased from $64.7 million in the second quarter of 2021. The decrease is driven by lower operating income described above. Additionally, higher income taxes in the current year were partially offset with lower interest expense and $30.1 million in prior year costs related to the early extinguishment of debt.
•Adjusted EBIT. Adjusted EBIT increased 26.9% to $145.4 million as compared to $114.6 million in the second quarter of 2021. The increase is due to higher net revenues partially offset with higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 9.9%, 90 basis points higher than the second quarter of 2021 on a reported basis, and 120 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the second quarter of 2021, Adjusted net income increased 24.9% to $116.7 million from $93.4 million. The increase is due to higher Adjusted EBIT as described above. Additionally, we recognized lower interest expense in the current year, offset with higher income taxes.
•Diluted earnings per share. Compared to the second quarter of 2021, diluted earnings per share decreased to $0.12 from $0.16 due to the lower net income described above, including $0.15 unfavorable per diluted share impact of charges related to the Russia-Ukraine crisis.
•Adjusted diluted earnings per share. Compared to the second quarter of 2021, Adjusted diluted earnings per share increased to $0.29 from $0.23, mainly due to the higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.02.
Our Year-to-Date 2022 Results
•Net revenues. Consolidated net revenues increased 18.6% on a reported basis and 22.7% on a constant-currency basis compared to the first six months of 2021. The increase was driven by strong growth across all segments as a result of higher traffic and demand in the current year. Additionally, revenue in the prior year was adversely impacted by reduced traffic as certain markets continued to be impacted by COVID-19 resurgences.
•Operating income. Compared to the first six months of 2021, operating income increased 9.4% to $310.4 million from $283.6 million due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year, which included $60.4 million of impairment and other charges related to the Russia-Ukraine crisis. As a result of the additional charges, operating margin was 10.1%, 90 basis points lower than the first six months of 2021.
•Net income. Compared to the first six months of 2021, consolidated net income increased to $245.6 million from $207.2 million, primarily due to higher operating income described above. Additionally, higher income taxes in the current year were partially offset by lower interest expense and $30.3 million in prior year costs related to the early extinguishment of debt.
•Adjusted EBIT. Compared to the first six months of 2021, Adjusted EBIT increased 32.8% to $383.2 million from $288.6 million, primarily due to higher net revenues and higher Adjusted gross margin in the current year partially offset with higher Adjusted SG&A expenses. As a result, Adjusted EBIT margin was 12.5%, 130 basis points higher than the first six months of 2021 on a reported basis, and 170 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first six months of 2021, Adjusted net income increased 30.9% to $305.9 million from $233.7 million, primarily due to higher Adjusted EBIT described above. Additionally, we recognized lower interest expense in the current year, offset with higher income taxes.
•Diluted earnings per share. Compared to the first six months of 2021, diluted earnings per share increased to $0.61 from $0.50, mainly due to the higher net income described above.
•Adjusted diluted earnings per share. Compared to the first six months of 2021, Adjusted diluted earnings per share increased to $0.75 from $0.57, due to the higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.04.

For more information on our calculation of Adjusted EBIT, Adjusted net income, and Adjusted diluted earnings per share, non-GAAP financial measures, see “– Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters. Each quarter of fiscal years 2022 and 2021 consists of 13 weeks.
Segments.    Our Levi's Brands business, which includes Levi's®, Signature by Levi Strauss & Co.™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Dockers® and Beyond Yoga® businesses are managed separately and do not meet the quantitative thresholds of a reportable segment and are reported in our financial statements under the caption of Other Brands.
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

Results of Operations for Three and Six Months Ended May 29, 2022, as Compared to Comparable Periods in 2021
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 29, 2022	May 30, 2021	% Increase (Decrease)	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021	% Increase (Decrease)	May 29, 2022	May 30, 2021
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,471.1	$1,276.0	15.3%	100.0%	100.0%	$3,062.7	$2,581.6	18.6%	100.0%	100.0%
Cost of goods sold	616.1	525.8	17.2%	41.9%	41.2%	1,264.1	1,071.4	18.0%	41.3%	41.5%
Gross profit	855.0	750.2	14.0%	58.1%	58.8%	1,798.6	1,510.2	19.1%	58.7%	58.5%
Selling, general and administrative expenses	778.8	643.7	21.0%	52.9%	50.4%	1,488.2	1,226.6	21.3%	48.6%	47.5%
Operating income	76.2	106.5	(28.5)%	5.2%	8.3%	310.4	283.6	9.4%	10.1%	11.0%
Interest expense	(4.4)	(19.9)	77.9%	(0.3)%	(1.6)%	(8.6)	(43.2)	80.1%	(0.3)%	(1.7)%
Loss on early extinguishment of debt	—	(30.1)	100.0%	—%	(2.4)%	—	(30.3)	100.0%	—%	(1.2)%
Other income (expense), net	6.0	(0.8)	*	0.4%	(0.1)%	21.9	0.3	*	0.7%	—%
Income before income taxes	77.8	55.7	39.7%	5.3%	4.4%	323.7	210.4	53.8%	10.6%	8.1%
Income tax expense (benefit)	28.1	(9.0)	*	1.9%	(0.7)%	78.1	3.2	*	2.6%	0.1%
Net income	$49.7	$64.7	(23.2)%	3.4%	5.1%	$245.6	$207.2	18.5%	8.0%	8.0%
Earnings per common share attributable to common stockholders:
Basic	$0.13	$0.16	(18.8)%	*	*	$0.62	$0.52	19.2%	*	*
Diluted	$0.12	$0.16	(25.0)%	*	*	$0.61	$0.50	22.0%	*	*
Weighted-average common shares outstanding:
Basic	397.9	402.0	(1.0)%	*	*	398.7	400.8	(0.5)%	*	*
Diluted	403.8	412.1	(2.0)%	*	*	405.9	410.6	(1.1)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase				% Increase
	May 29, 2022	May 30, 2021	As Reported	Constant Currency	May 29, 2022	May 30, 2021	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$776.1	$661.4	17.3%	17.4%	$1,541.9	$1,267.6	21.6%	21.9%
Europe	367.1	354.9	3.4%	15.1%	836.5	771.6	8.4%	18.2%
Asia	221.8	191.8	15.6%	21.0%	480.3	424.7	13.1%	17.0%
Total Levi's Brands net revenues	1,365.0	1,208.1	13.0%	17.4%	2,858.7	2,463.9	16.0%	20.0%
Other Brands	106.1	67.9	56.3%	61.3%	$204.0	$117.7	73.3%	79.9%
Total net revenues	$1,471.1	$1,276.0	15.3%	19.7%	$3,062.7	$2,581.6	18.6%	22.7%

Total net revenues increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 29, 2022, as compared to the same periods in 2021.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas segment increased for the three-month and six-month periods ended May 29, 2022. Currency translation did not have a significant impact on net revenues for the three-month period and had an unfavorable impact of approximately $3 million for the six-month period ended May 29, 2022.
The increase in net revenues for the three-month and six-month periods ended May 29, 2022 was driven by revenue growth across both our wholesale and DTC channels. In comparison to prior year, wholesale channel revenue increased in both periods due to the combination of more products sold and price increases taken during the first quarter of 2022. The growth was across most markets, with a large portion from the United States, as sales of our Levi's® brand products increased, both to our traditional and digital wholesale customers.
DTC channel revenue increased in both periods and was across most markets primarily due to strong performance within our company-operated stores, as a result of higher traffic in the current year in comparison to the prior year, where traffic remained tempered from the ongoing pandemic. Higher full price sales and price increases taken in the current year also attributed to revenue growth. Additionally, we benefited from 28 more stores in operation as of May 29, 2022 as compared to May 30, 2021. E-commerce revenue decreased in the three-month period ended May 29, 2022 and was flat for the six-month period ended May 29, 2022 as increases in higher average selling prices were offset by lower traffic as consumers returned to in-person shopping.
Europe.    Net revenues in Europe increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 29, 2022, with currency translation affecting net revenues unfavorably by approximately $36 million and $64 million, respectively.
Constant-currency net revenues for the three-month period ended May 29, 2022 increased driven by growth in our DTC channel primarily due to customers returning to in-person shopping this year, as compared to the same prior-year periods, which were impacted by lower traffic and store closures as a result of the COVID-19 pandemic. Additionally, we benefited from price increases in the second half of 2021. Partially offsetting the increase in net revenues for the quarter, was a $13.8 million decrease related to our Russia DTC business as a result of the Russia-Ukraine crisis. We also had 22 fewer stores in operation as of May 29, 2022 as compared to May 30, 2021, primarily due to the closure of stores in Russia. For the three-month and six-month periods ended May 29, 2022, e-commerce revenue declined primarily due to lower traffic as more consumers shifted to in-person shopping as compared to the prior year when some stores were closed.

Excluding the effects of currency, wholesale channel revenue was flat for the three-month period ended May 29, 2022 and increased slightly for the six-month period ended May 29, 2022 as increased sales to franchise partners, and higher average selling prices were mostly offset with a decrease in units sold to our traditional wholesale customers. As a result of the Russia-Ukraine crisis, our Russia wholesale business resulted in a $8.5 million decrease in net revenues for the three-month period as compared to the same prior-year period. Additionally, partial and full COVID-19 related lockdowns in most markets negatively impacted demand and net revenues in the prior-year periods. Compared to the same periods in 2021, net revenues of our digital wholesale customers decreased in both periods as more consumers shifted to in-person shopping.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 29, 2022, with currency affecting net revenues unfavorably by approximately $8 million and $14 million, respectively.
Excluding the effects of currency, net revenues for the three-month and six-month periods ended May 29, 2022 grew across both our wholesale and DTC channels in most markets despite lockdowns in China and Hong Kong due to COVID-19 resurgences in 2022, which resulted in an $19.0 million decrease in net revenues for the three-month period comparison. Wholesale revenue increased in both periods primarily due to higher demand in several markets as compared to the prior year, which included partial and full government-imposed lockdowns as a result of COVID-19 resurgences. Net revenues of our digital wholesale customers for both periods also grew in comparison to the same periods in the prior year.
The increase in DTC revenue for both periods was primarily due to strong performance in our company-operated stores, as a result of higher traffic and price increases taken in fiscal 2022 as compared to the prior year. Many markets were impacted by COVID-19 related restrictions and lockdowns in the prior-year periods. Additionally, there were eight more stores in operation as of May 29, 2022 as compared to May 30, 2021 as well as the addition of approximately 80 company-operated shop in shops which were previously licensed in Thailand. E-commerce revenue for the three-month period ended was essentially flat as compared to the same prior-year period and higher for the six-month period ended May 29, 2022 primarily due to traffic.
Other Brands. Net revenues in Other Brands increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 29, 2022, with currency translation affecting net revenues unfavorably by approximately $2 million and $4 million, respectively. The increase in net revenues for the three-month and six-month periods ended May 29, 2022 were driven by the inclusion of Beyond Yoga® revenues in the current year, which had $22.8 million in net revenues for the quarter, as well as broad-based growth of our Dockers® brand.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 29, 2022	May 30, 2021	% Increase	May 29, 2022	May 30, 2021	% Increase

	(Dollars in millions)
Net revenues	$1,471.1	$1,276.0	15.3%	$3,062.7	$2,581.6	18.6%
Cost of goods sold	616.1	525.8	17.2%	1,264.1	1,071.4	18.0%
Gross profit	$855.0	$750.2	14.0%	$1,798.6	$1,510.2	19.1%
Gross margin	58.1%	58.8%		58.7%	58.5%

Currency translation unfavorably impacted gross profit by approximately $30 million and $53 million for the three-month and six-month periods ended May 29, 2022, respectively.
For the three-month period ended May 29, 2022, the decrease in gross margin was primarily due to $7.2 million in reductions in COVID-19 related inventory costs recognized in the prior year. Higher product costs, including $11.5 million of air freight, were mostly offset by the impact of a higher proportion of sales in our DTC channel, lower promotions, higher full price sales and price increases.
For the six-month period ended May 29, 2022, the increase in gross margin was primarily due to a higher proportion of sales in our DTC channel, which has higher margins as well as lower promotions, a higher share of full price sales and price increases, partially offsetting higher product costs, including $15.1 million of air freight. The fiscal 2021 period also included $14.4 million in reductions in COVID-19 related inventory costs.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 29, 2022	May 30, 2021	% Increase	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021	% Increase	May 29, 2022	May 30, 2021
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$297.3	$263.0	13.0%	20.2%	20.6%	$609.5	$541.5	12.6%	19.9%	21.0%
Advertising and promotion	130.6	112.0	16.6%	8.9%	8.8%	223.3	175.4	27.3%	7.3%	6.8%
Administration	170.6	131.5	29.7%	11.6%	10.3%	299.6	236.8	26.5%	9.8%	9.2%
Other	180.3	137.2	31.4%	12.3%	10.8%	355.8	272.9	30.4%	11.6%	10.6%
Total SG&A	$778.8	$643.7	21.0%	52.9%	50.4%	$1,488.2	$1,226.6	21.3%	48.6%	47.5%

Currency translation impacted SG&A favorably by approximately $22 million and $36 million for the three-month and six-month periods ended May 29, 2022, respectively.
Selling.   Currency translation impacted selling expenses favorably by approximately $12 million and $20 million for the three-month and six-month periods ended May 29, 2022, respectively. For the three-month and six-month periods ended May 29, 2022, the increase in selling expenses is primarily due to higher sales volume in the current year as compared to the prior year which included temporary store closures in certain markets as a result of the pandemic.
Advertising and promotion. Currency translation impacted advertising and promotion expenses favorably by approximately $4 million and $6 million for the three-month and six-month periods ended May 29, 2022, respectively. The increase in advertising and promotion expenses for the three-month and six-month periods ended May 29, 2022 is due to increased spend on media and demand generation as we returned to pre-pandemic advertising and promotion investment levels.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 29, 2022, respectively. The increase in administration costs for the three-month and six-month periods ended May 29, 2022 was primarily due to the recognition of $60.4 million in charges related to the Russia-Ukraine crisis, mostly impairment charges, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to other property, plant and equipment. Also included in the three-month period ended May 29, 2022 were lower incentive and stock-based compensation costs as compared to the same prior-year period.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted other costs favorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 29, 2022, respectively. For the three-month and six-month periods ended May 29, 2022, the increase in other costs was primarily due to higher distribution expenses attributable to increased sales volume and higher labor costs. Higher information technology expenses also attributed to the increase in costs as we continued to invest in digital technology, data and artificial intelligence, and upgrading our enterprise resource planning system.

Operating income
The following table shows operating income by segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 29, 2022	May 30, 2021	% Increase (Decrease)	May 29, 2022		May 30, 2021		May 29, 2022	May 30, 2021	% Increase (Decrease)	May 29, 2022		May 30, 2021
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$158.7	$147.6	7.5%	20.4%		22.3%		$336.5	$276.2	21.8%	21.8%		21.8%
Europe	66.6	59.4	12.1%	18.1%		16.7%		203.4	170.0	19.6%	24.3%		22.0%
Asia	19.1	6.3	203.2%	8.6%		3.3%		62.7	35.5	76.6%	13.1%		8.4%
Total Levi's Brands operating income	244.4	213.3	14.6%	17.9%		17.7%		602.6	481.7	25.1%	21.1%		19.6%
Other Brands	4.0	2.4	65.6%	3.8%		3.5%		13.6	3.4	*	6.7%		2.9%
Corporate expenses	(172.2)	(109.2)	57.7%	(11.7)%	❖	(8.6)%	❖	(305.8)	(201.5)	51.8%	(10.7)%	❖	(8.2)%	❖
Total operating income	$76.2	$106.5	(28.5)%	5.2%	❖	8.3%	❖	$310.4	$283.6	9.4%	10.9%	❖	11.5%	❖
Operating margin	5.2%	8.3%						10.9%	11.5%
______________
 ❖ Percentage of consolidated net revenues
 * Not meaningful.
Currency translation unfavorably impacted total operating income by approximately $7 million and $17 million for the three-month and six-month periods ended May 29, 2022, respectively.
Segment operating income.
•Americas. Currency translation did not have a significant impact for the three-month and six-month periods ended May 29, 2022. The increase in operating income for both periods was primarily due to higher net revenues in the current year as compared to the same prior-year periods. This was partially offset with higher selling and advertising and promotion expenses to support revenue growth and higher distribution costs due to higher labor costs and volume.
•Europe. Currency translation had an unfavorable impact of approximately $8 million and $17 million for the three-month and six-month periods ended May 29, 2022, respectively. The increase in operating income for both periods was due to higher net revenues and gross margin in the current year as compared to the same prior-year periods. This was partially offset with higher selling expenses to support our stores, as well as higher advertising and promotion expenses to support revenue growth.
•Asia. Currency translation did not have a significant impact for the three-month and six-month periods ended May 29, 2022. The increase in operating income for both periods was primarily due to higher net revenues in the current year as compared to the prior year. This was partially offset with higher selling expenses to support our stores and higher advertising and promotion expenses to support revenue growth.
•Other Brands. Currency translation did not have a significant impact for the three-month and six-month periods ended May 29, 2022. The increase in operating income for both periods was primarily due to higher net revenues and gross margin this year, partially offset with higher SG&A expenses.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin. Currency translation had a favorable impact of approximately $2 million and $3 million on corporate expenses for the three-month and six-month periods ended May 29, 2022, respectively.
The increase in corporate expenses for the three-month and six-month periods ended May 29, 2022 primarily reflects charges recognized in the second quarter of 2022 related to the Russia-Ukraine crisis, including $51.1 million in impairment charges and $9.3 million in other related charges. Higher global sourcing costs, including foreign currency transaction losses related to the procurement of inventory on behalf of our foreign subsidiaries, and higher information technology expenses also attributed to the increase in corporate expenses for both periods. This was partially offset with a decrease in restructuring charges as compared to both periods in prior year.
Interest expense
Interest expense was $4.4 million and $8.6 million for the three-month and six-month periods ended May 29, 2022, as compared to $19.9 million and $43.2 million for the comparable prior-year periods. Interest expense decreased in both periods due to lower interest on debt borrowings in the current year, related to our debt refinancing activities performed in the second quarter of 2021. Additionally, in comparison to both prior-year periods, interest expense related to our deferred compensation plans was $12.0 million and $21.3 million lower, respectively, due to the favorable impact of changes in market conditions.
Our weighted-average interest rate on average borrowings outstanding during the three-month and six-month periods ended May 29, 2022 was 4.00% and 3.91%, respectively, as compared to 4.29% and 4.44%, during the comparable periods in 2021.
Loss on early extinguishment of debt
For the three-month and six-month periods ended May 30, 2021, a loss of $30.1 million and $30.3 million, respectively, was recognized, related to our debt refinancing activities. The loss recognized included $20.0 million of call premium on the retired debt.
Other income (expense), net
For the three-month and six-month periods ended May 29, 2022, we recorded other income of $6.0 million and $21.9 million, respectively, as compared to other expense of $0.8 million and other income of $0.3 million, for the same prior-year periods. The increase in other income (expense), net for the three-month and six-month periods ended May 29, 2022 was primarily due to foreign currency transaction gains recognized in the current periods as compared to foreign currency transaction losses recognized in the same prior-year periods. Additionally, the six-month period included the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government in the current year as reimbursement for COVID-19 losses incurred in prior years.
Income tax expense (benefit)
The effective income tax rate was 36.1% for the three months ended May 29, 2022, compared to (16.2)% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from stock-based compensation equity awards as compared to the same prior-year period, as well as a 16% tax rate increase resulting from non-deductible charges related to the Russia-Ukraine crisis.
The effective income tax rate was 24.1% for the six months ended May 29, 2022, compared to 1.5% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from the foreign-derived intangible income deduction on actual and deemed royalty income and stock-based compensation equity awards as compared to the same prior-year period, as well as an increase resulting from non-deductible charges related to the Russia-Ukraine crisis.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. We plan to deploy capital across all four of our capital allocation priorities: (1) to reinvest 3.5-4% of our revenue in capital, including in high growth investment opportunities and initiatives, to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, with a dividend payout ratio target of 25-35% of net income; (3) to pursue high return on investment acquisitions, both organic and inorganic, that support our current strategies; and (4) to repurchase shares with the goal of offsetting dilution or opportunistic buybacks or both, while maintaining an adequate public float of our shares. Our aim is to return 55-65% of our Adjusted free cash flow to stockholders in the form of dividends and share repurchases. We will continue to concentrate our capital investments in new stores, distribution capacity and technology to accelerate the profitable growth of our business. For more information on our calculation of Adjusted free cash flow, a non-GAAP financial measure, see “– Non-GAAP Financial Measures.”
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
As of May 29, 2022, we did not have any borrowings under the credit facility. Unused availability under the facility was $837.4 million and our total availability of $850.0 million, based on collateral levels as defined by the agreement, was reduced by $12.6 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $601.9 million and short-term investments of $96.4 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.5 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, settlement of shares issued under our equity incentive plans and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase shares, all consistent with the terms of our debt agreements.
During the three and six months ended May 29, 2022, 2.0 million and 5.0 million shares were repurchased for $40.0 million and $111.5 million, plus broker's commissions, respectively, in the open market, completing our previously-announced $200.0 million share repurchase plan.
On May 31, 2022, subsequent to quarter end, the Board approved a new share repurchase program that authorizes the repurchase of up to $750.0 million of our Class A common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be suspended or discontinued at any time and does not have an expiration date.
In July 2022, a cash dividend of $0.12 per share was declared to holders of record of our Class A and Class B common stock at the close of business on August 1, 2022, for a total quarterly dividend of approximately $48 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 29, 2022	May 30, 2021

	(Dollars in millions)
Cash provided by operating activities	$145.9	$248.0
Cash used for investing activities	(135.2)	(70.4)
Cash used for financing activities	(217.1)	(453.1)
Cash and cash equivalents at period end	601.9	1,224.1
Cash flows from operating activities
Cash provided by operating activities was $145.9 million for the six-month period ended May 29, 2022, as compared to $248.0 million for the comparable period in 2021. The decrease in cash provided by operating activities is primarily driven by higher spending on inventory and SG&A expenses, partially offset by higher collections of trade receivables reflective of the increase in sales in comparison to the same period in prior year.
Cash flows from investing activities
Cash used for investing activities was $135.2 million for the six-month period ended May 29, 2022, as compared to $70.4 million for the comparable period in 2021. The increase in cash used for investing activities is primarily due to higher capital expenditures and lower proceeds from short-term investments.
Cash flows from financing activities
Cash used for financing activities was $217.1 million for the six-month period ended May 29, 2022, as compared to cash used of $453.1 million for the comparable period in 2021. Cash used in 2022 primarily reflects common stock repurchases of $114.2 million and dividend payments of $79.5 million. Cash used in 2021 primarily reflects repayments of long-term debt of $800.0 million partially offset with proceeds from senior notes of $500.0 million.
Indebtedness
Of our total debt of $1.0 billion as of May 29, 2022, 100% of it was fixed rate debt, net of capitalized debt issuance costs. As of May 29, 2022, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $5.9 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 29, 2022.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three-month, six-month and twelve-month periods ended May 29, 2022 and the comparable periods in 2021, we define the following non-GAAP financial measures as follows:
•Adjusted gross profit, as gross profit excluding COVID-19 and acquisition related inventory costs.
•Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;
•Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, impairment changes, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT, as net income excluding income tax expense, interest expense, other (income) expense, net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;
•Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;
•Adjusted net income, as net income excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, loss on early extinguishment of debt, COVID-19 related inventory costs and other charges, net with a COVID-19 government subsidy gain, acquisition and integration related charges, impairment charges, and restructuring and restructuring related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statements of income for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
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
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share exclude COVID-19 government subsidy gains and loss on early extinguishment of debt;

•all of these non-GAAP financial measures exclude the expense resulting from the impact of changes in fair value on our cash-settled stock-based compensation awards, even though, prior to March 2019, such awards were required to be settled in cash;
•all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges, and restructuring and restructuring related charges, severance and other, net which can affect our current and future cash requirements;
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
Because of these limitations, all of these non-GAAP financial measures should be considered along with net income and other operating and financial performance measures prepared and presented in accordance with GAAP. The following tables present reconciliations of historic non-GAAP financial measures to their most comparable GAAP financial measure. A reconciliation of forward-looking non-GAAP information to the corresponding GAAP measures cannot be provided without unreasonable efforts due to the challenge in quantifying various items including, but not limited to, the effects of foreign currency fluctuations, taxes, and any future restructuring, restructuring-related severance and other charges.

Adjusted Gross Profit:
The following table presents a reconciliation of gross profit, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Gross Profit for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$855.0	$750.2	$1,798.6	$1,510.2

Non-GAAP measure:
Gross profit	$855.0	$750.2	$1,798.6	$1,510.2
COVID-19 related inventory costs(1)	1.4	(7.2)	1.4	(14.4)
Acquisition related charges(2)	—	—	2.0	—
Adjusted gross profit	$856.4	$743.0	$1,802.0	$1,495.8
Adjusted gross margin	58.2%	58.2%	58.8%	57.9%
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

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$778.8	$643.7	$1,488.2	$1,226.6

Non-GAAP measure:
Selling, general and administrative expenses	$778.8	$643.7	$1,488.2	$1,226.6
Impact of changes in fair value on cash-settled stock-based compensation	—	(1.6)	(0.6)	(2.5)
COVID-19 related charges(1)	(3.9)	10.0	(3.9)	6.9
Acquisition and integration related charges	(1.1)	—	(3.1)	—
Impairment charges(2)	(51.1)	—	(51.1)	—
Restructuring and restructuring related charges, severance and other, net(3)	(11.7)	(23.7)	(10.7)	(23.8)
Adjusted SG&A	$711.0	$628.4	$1,418.8	$1,207.2
_____________
(1)For the three-month and six-month periods ended May 30, 2021, the net reduction in COVID-19 related charges is primarily reductions in allowances related to customer receivables.
(2)For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets related to the Russia-Ukraine crisis.
(3)For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$49.7	$64.7	$245.6	$207.2	$591.9	$291.0

Non-GAAP measure:
Net income	$49.7	$64.7	$245.6	$207.2	$591.9	$291.0
Income tax expense (benefit)	28.1	(9.0)	78.1	3.2	101.6	23.1
Interest expense	4.4	19.9	8.6	43.2	38.3	97.5
Other (income) expense, net	(6.0)	0.8	(21.9)	(0.3)	(25.0)	26.1
Loss on early extinguishment of debt	—	30.1	—	30.3	6.2	30.3
Impact of changes in fair value on cash-settled stock-based compensation(1)	—	1.6	0.6	2.5	2.3	5.4
COVID-19 related inventory costs and other charges(2)	5.3	(17.2)	5.3	(21.3)	16.9	(36.3)
Acquisition and integration related charges(3)	1.1	—	5.1	—	12.8	—
Impairment charges(4)	51.1	—	51.1	—	51.1	—
Restructuring and restructuring related charges, severance and other, net(5)	11.7	23.7	10.7	23.8	11.4	49.2
Adjusted EBIT	$145.4	$114.6	$383.2	$288.6	$807.5	$486.3
Depreciation and amortization(6)	37.6	34.4	75.5	69.7	147.8	137.9
Adjusted EBITDA	$183.0	$149.0	$458.7	$358.3	$955.3	$624.2
Adjusted EBIT margin	9.9%	9.0%	12.5%	11.2%
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month and six-month periods ended May 30, 2021, the net reduction in COVID-19 related inventory costs and other charges mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, partially offset by incremental impairment costs in response to the global pandemic.
(3)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(4)For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets as a result of the Russia-Ukraine crisis.
(5)For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
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

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in millions, except per share amounts)
	(Unaudited)
Most comparable GAAP measure:
Net income	$49.7	$64.7	$245.6	$207.2

Non-GAAP measure:
Net income	$49.7	$64.7	$245.6	$207.2
Impact of changes in fair value on cash-settled stock-based compensation(1)	—	1.6	0.6	2.5
Loss on early extinguishment of debt	—	30.1	—	30.3
COVID-19 related inventory costs and other charges, net(2)	5.3	(17.2)	(7.2)	(21.3)
Acquisition and integration related costs(3)	1.1	—	5.1	—
Impairment charges(4)	51.1	—	51.1	—
Restructuring and restructuring related charges, severance and other, net(5)	11.7	23.7	10.7	23.8
Tax impact of adjustments(6)	(2.2)	(9.5)	—	(8.8)
Adjusted net income	$116.7	$93.4	$305.9	$233.7

Adjusted net income margin	7.9%	7.3%	10.0%	9.1%
Adjusted diluted earnings per share	$0.29	$0.23	$0.75	$0.57
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month and six-month periods ended May 29, 2022, the net reduction primarily reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
For the three-month and six-month periods ended May 30, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments, the recoveries of receivables previously estimated to be not collectible, partially offset by incremental impairment costs in response to the global pandemic.
(3)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(4)For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets as a result of the Russia-Ukraine crisis.
(5)For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other charges included are transaction and deal related costs.
(6)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Charges associated with the Russia-Ukraine crisis are non-deductible and therefore have not been tax effected. Refer to Note 12 for more information on the effective tax rate.

Net Debt and Leverage Ratio:
We define net debt, a non-GAAP financial measure, as total debt, excluding finance leases, less cash and cash equivalents and short-term investments in marketable securities. We define leverage ratio, a non-GAAP financial measure, as the ratio of total debt, excluding finance leases, to the last 12 months Adjusted EBITDA. Our management believes net debt and leverage ratio are important measures to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt and leverage ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net debt and leverage ratio should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP.
The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	May 29, 2022	November 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding finance leases	$1,004.4	$1,026.6

Non-GAAP measure:
Total debt, excluding finance leases	$1,004.4	$1,026.6
Cash and cash equivalents	(601.9)	(810.3)
Short-term investments in marketable securities	(96.4)	(91.5)
Net debt	$306.1	$124.8

The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	May 29, 2022	May 30, 2021

	(Dollars in millions)
	(Unaudited)
Total debt, excluding finance leases	$1,004.4	$1,273.1
Last Twelve Months Adjusted EBITDA(1)	$955.3	$624.2
Leverage ratio	1.1	2.0
_____________
(1)Last Twelve Months Adjusted EBITDA is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.

Adjusted Free Cash Flow:
Previously, we defined Adjusted free cash flow, a non-GAAP financial measure, as net cash flow from operating activities less purchases of property, plant and equipment, plus proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, less repurchases of common stock, tax withholdings on equity award exercises, and cash dividends to stockholders. Effective with the second quarter of 2022, the definition of Adjusted free cash flow is revised to include net cash flow from operating activities less purchases of property, plant and equipment. We believe this is a more representative measure of our free cash flow, assists in the comparability of results, and is consistent with how management reviews performance. The table below includes the recast of prior period results. Additionally, we will provide updated non-GAAP reconciliations under this revised definition in future reports for the relevant prior year periods.
We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe Adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet, invest in future growth and return capital to stockholders.
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

	Three Months Ended		Six Months Ended
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021

	(Dollars in millions)		(Dollars in millions)
	(Unaudited)		(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$59.8	$178.5	$145.9	$248.0
Net cash used for investing activities	(57.0)	(35.5)	(135.2)	(70.4)
Net cash used for financing activities	(77.7)	(892.8)	(217.1)	$(453.1)

Non-GAAP measure:
Net cash provided by operating activities	$59.8	$178.5	$145.9	$248.0
Purchases of property, plant and equipment	(46.9)	(30.5)	(120.5)	(67.5)
Adjusted free cash flow	$12.9	$148.0	$25.4	$180.5

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
The table below sets forth the calculation of net revenues for each of our operating segments on a constant-currency basis for comparison periods applicable to the three-month and six-month periods ended May 29, 2022:

	Three Months Ended			Six Months Ended
	May 29, 2022	May 30, 2021	% Increase	May 29, 2022	May 30, 2021	% Increase

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,471.1	$1,276.0	15.3%	$3,062.7	$2,581.6	18.6%
Impact of foreign currency exchange rates	—	(47.3)	*	—	(85.6)	*
Constant-currency net revenues	$1,471.1	$1,228.7	19.7%	$3,062.7	$2,496.0	22.7%

Americas
As reported	$776.1	$661.4	17.3%	$1,541.9	$1,267.6	21.6%
Impact of foreign currency exchange rates	—	(0.6)	*	—	(3.1)	*
Constant-currency net revenues - Americas	$776.1	$660.8	17.4%	$1,541.9	$1,264.5	21.9%

Europe
As reported	$367.1	$354.9	3.4%	$836.5	$771.6	8.4%
Impact of foreign currency exchange rates	—	(36.1)	*	—	(64.0)	*
Constant-currency net revenues - Europe	$367.1	$318.8	15.1%	$836.5	$707.6	18.2%

Asia
As reported	$221.8	$191.8	15.6%	$480.3	$424.7	13.1%
Impact of foreign currency exchange rates	—	(8.5)	*	—	(14.2)	*
Constant-currency net revenues - Asia	$221.8	$183.3	21.0%	$480.3	$410.5	17.0%

Other Brands
As reported	$106.1	$67.9	56.3%	$204.0	$117.7	73.3%
Impact of foreign currency exchange rates	—	(2.1)	*	—	(4.3)	*
Constant-currency net revenues - Other Brands	$106.1	$65.8	61.3%	$204.0	$113.4	79.9%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison periods applicable to the three-month and six-month periods ended May 29, 2022.

	Three Months Ended			Six Months Ended
	May 29, 2022	May 30, 2021	% Increase	May 29, 2022	May 30, 2021	% Increase

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$145.4	$114.6	26.9%	$383.2	$288.6	32.8%
Impact of foreign currency exchange rates	—	(8.2)	*	—	(18.0)	*
Constant-currency Adjusted EBIT	$145.4	$106.4	36.7%	$383.2	$270.6	41.6%
Constant-currency Adjusted EBIT margin(2)	9.9%	8.7%		12.5%	10.8%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison periods applicable to the three-month and six-month periods ended May 29, 2022.

	Three Months Ended			Six Months Ended
	May 29, 2022	May 30, 2021	% Increase	May 29, 2022	May 30, 2021	% Increase

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$116.7	$93.4	24.9%	$305.9	$233.7	30.9%
Impact of foreign currency exchange rates	—	(7.9)	*	—	(16.0)	*
Constant-currency Adjusted net income	$116.7	$85.5	36.5%	$305.9	$217.7	40.5%
Constant-currency Adjusted net income margin(2)	7.9%	7.0%		10.0%	8.7%

Adjusted diluted earnings per share	$0.29	$0.23	26.1%	$0.75	$0.57	31.6%
Impact of foreign currency exchange rates	—	(0.02)	*	—	(0.04)	*
Constant-currency Adjusted diluted earnings per share	$0.29	$0.21	38.1%	$0.75	$0.53	41.5%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of May 29, 2022, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2021 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 28, 2021, in Part II, Item 1A of the Form 10-Q for the quarter ended February 27, 2022, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
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

•our future business expectations, products, strategies, and goals, including our future financial, strategic, and operating performance and our long-term goals and targets;
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
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 28, 2021, Part II, Item 1A of the Form 10-Q for the quarter ended February 27, 2022 and elsewhere in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended November 28, 2021, in Part II, Item 1A of the Form 10-Q for the quarter ended February 27, 2022, in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission. We suggest that this document be read in conjunction with our other filings with the U.S. Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2021 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 29, 2022. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 29, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 28, 2021 as such Risk Factors are supplemented by the information contained in Part II, Item 1A of our Form 10-Q for the quarter ended February 27, 2022. There have been no material changes to our previously reported Risk Factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
February 28, 2022 - April 3, 2022	2,032,649	$19.68	2,032,649	$—
April 4, 2022 - May 1, 2022	—	$—	—	$—
May 2, 2022 - May 29, 2022	—	$—	—	$—
Total	2,032,649	$19.68	2,032,649
_________
(1)We maintain a share repurchase program authorized by the Board. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date.
In October 2021, the Board approved a share repurchase program of up to $200.0 million of our Class A common stock. During the second quarter of 2022, we completed the remaining share repurchases under this program. On May 31, 2022, the Board approved a new share repurchase program that authorizes the repurchase of up to $750.0 million of our Class A common stock.
(2)The average price paid per share excludes any broker commissions.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

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

Date:	July 7, 2022		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)