Form 10-Q
period 2022-08-28
LEVI STRAUSS & CO
filed 2022-10-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of September 29, 2022, the registrant had 96,787,334 shares of Class A common stock, $0.001 par value per share and 297,605,616 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 28, 2022	November 28, 2021

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$498,887	$810,266
Short-term investments in marketable securities	100,521	91,550
Trade receivables, net	660,382	707,625
Inventories	1,292,302	897,950
Other current assets	227,942	202,510
Total current assets	2,780,034	2,709,901
Property, plant and equipment, net	546,759	502,562
Goodwill	365,227	386,880
Other intangible assets, net	287,727	291,332
Deferred tax assets, net	566,068	573,114
Operating lease right-of-use assets, net	994,229	1,103,705
Other non-current assets	359,154	332,575
Total assets	$5,899,198	$5,900,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	690,322	524,838
Accrued salaries, wages and employee benefits	229,287	274,700
Accrued sales returns and allowances	179,901	209,364
Short-term operating lease liabilities	238,967	245,369
Other accrued liabilities	527,115	615,347
Total current liabilities	1,865,592	1,869,618
Long-term debt	963,505	1,020,700
Postretirement medical benefits	45,066	51,439
Pension liabilities	146,804	155,218
Long-term employee related benefits	104,170	108,544
Long-term operating lease liabilities	892,740	969,482
Other long-term liabilities	52,322	59,407
Total liabilities	4,070,199	4,234,408

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 97,762,452 shares and 97,567,627 shares issued and outstanding as of August 28, 2022 and November 28, 2021, respectively; and 422,000,000 Class B shares authorized, 297,755,270 shares and 302,209,813 shares issued and outstanding, as of August 28, 2022 and November 28, 2021, respectively	396	400
Additional paid-in capital	609,619	584,774
Accumulated other comprehensive loss	(409,293)	(394,387)
Retained earnings	1,628,277	1,474,874
Total stockholders’ equity	1,828,999	1,665,661
Total liabilities and stockholders’ equity	$5,899,198	$5,900,069

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands, except per share amounts) (Unaudited)
Net revenues	$1,517,150	$1,497,582	$4,579,861	$4,079,155
Cost of goods sold	654,269	635,427	1,918,349	1,706,770
Gross profit	862,881	862,155	2,661,512	2,372,385
Selling, general and administrative expenses	663,753	645,845	2,151,986	1,872,497
Operating income	199,128	216,310	509,526	499,888
Interest expense	(7,654)	(18,118)	(16,262)	(61,361)
Loss on early extinguishment of debt	—	—	—	(30,338)
Other (expense) income, net	(5,178)	4,847	16,723	5,220
Income before income taxes	186,296	203,039	509,987	413,409
Income tax expense	13,339	9,706	91,445	12,853
Net income	$172,957	$193,333	$418,542	$400,556
Earnings per common share attributable to common stockholders:
Basic	$0.44	$0.48	$1.05	$1.00
Diluted	$0.43	$0.47	$1.03	$0.97
Weighted-average common shares outstanding:
Basic	397,114,612	402,957,370	398,098,161	401,526,123
Diluted	402,917,852	413,105,419	405,072,746	411,480,981

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands) (Unaudited)
Net income	$172,957	$193,333	$418,542	$400,556
Other comprehensive (loss) income, before related income taxes:
Pension and postretirement benefits	2,140	261	6,366	5,944
Derivative instruments	45,631	34,613	75,493	21,877
Foreign currency translation losses	(52,441)	(29,877)	(77,579)	(14,518)
Unrealized (losses) gains on marketable securities	(2,938)	1,916	(13,347)	6,351
Total other comprehensive (loss) income, before related income taxes	(7,608)	6,913	(9,067)	19,654
Income tax benefit related to items of other comprehensive (loss) income	(7,503)	(7,241)	(5,839)	(10,025)
Comprehensive income, net of income taxes	$157,846	$193,005	$403,636	$410,185

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended August 28, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at May 29, 2022	$397	$592,827	$1,529,290	$(394,182)	$1,728,332
Net income	—	—	172,957	—	172,957
Other comprehensive loss, net of tax	—	—	—	(15,111)	(15,111)
Stock-based compensation and dividends, net	—	15,169	(52)	—	15,117
Employee stock purchase plan	—	2,473	—	—	2,473
Repurchase of common stock	(1)	—	(26,419)	—	(26,420)
Tax withholdings on equity awards	—	(850)	—	—	(850)
Cash dividends declared ($0.12 per share)	—	—	(47,499)	—	(47,499)
Balance at August 28, 2022	$396	$609,619	$1,628,277	$(409,293)	$1,828,999

	Nine Months Ended August 28, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 28, 2021	$400	$584,774	$1,474,874	$(394,387)	$1,665,661
Net income	—	—	418,542	—	418,542
Other comprehensive loss, net of tax	—	—	—	(14,906)	(14,906)
Stock-based compensation and dividends, net	2	45,910	(52)	—	45,860
Employee stock purchase plan	—	6,946	—	—	6,946
Repurchase of common stock	(6)	—	(138,056)	—	(138,062)
Tax withholdings on equity awards	—	(28,011)	—	—	(28,011)
Cash dividends declared ($0.32 per share)	—	—	(127,031)	—	(127,031)
Balance at August 28, 2022	$396	$609,619	$1,628,277	$(409,293)	$1,828,999

	Three Months Ended August 29, 2021
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at May 30, 2021	$402	$583,702	$1,281,407	$(431,489)	$1,434,022
Net Income	—	—	193,333	—	193,333
Other comprehensive loss, net of tax	—	—	—	(328)	(328)
Stock-based compensation and dividends, net	—	16,579	(35)	—	16,544
Employee stock purchase plan	—	1,854	—	—	1,854
Tax withholdings on equity awards	—	(3,379)	—	—	(3,379)
Cash dividends declared ($0.08 per share)	—	—	(32,160)	—	(32,160)
Balance at August 29, 2021	$402	$598,756	$1,442,545	$(431,817)	$1,609,886

	Nine Months Ended August 29, 2021
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in thousands) (Unaudited)
Balance at November 29, 2020	$398	$626,243	$1,114,280	$(441,446)	$1,299,475
Net Income	—	—	400,556	—	400,556
Other comprehensive loss, net of tax	—	—	—	9,629	9,629
Stock-based compensation and dividends, net	4	46,677	(35)	—	46,646
Employee stock purchase plan	—	5,575	—	—	5,575
Tax withholdings on equity awards	—	(79,739)	—	—	(79,739)
Cash dividends declared ($0.18 per share)	—	—	(72,256)	—	(72,256)
Balance at August 29, 2021	$402	$598,756	$1,442,545	$(431,817)	$1,609,886

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 28, 2022	August 29, 2021

	(Dollars in thousands) (Unaudited)
Cash Flows from Operating Activities:
Net income	$418,542	$400,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,933	105,575
Property, plant, equipment, right-of-use asset, goodwill impairments, and early lease terminations	47,652	12,847
Loss on early extinguishment of debt	—	30,338
Stock-based compensation	45,860	46,646
Provision for (benefit from) deferred income taxes	(1,706)	(71,044)
Other, net	31,440	16,112
Net change in operating assets and liabilities	(449,398)	(42,178)
Net cash provided by operating activities	210,323	498,852
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(196,781)	(108,431)
Payments on settlement of forward foreign exchange contracts not designated for hedge accounting	(20,628)	(18,533)
Payments to acquire short-term investments	(70,346)	(89,072)
Proceeds from sale, maturity and collection of short-term investments	60,691	89,368
Other investing activities, net	—	(1,076)
Net cash used for investing activities	(227,064)	(127,744)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	489,337
Repayments of long-term debt including debt extinguishment costs	—	(820,000)
Other short-term borrowings, net	2,559	(10,460)
Repurchase of common stock	(140,652)	—
Tax withholdings on equity awards	(28,011)	(79,739)
Dividend to stockholders	(127,031)	(72,256)
Other financing activities, net	5,405	3,506
Net cash used for financing activities	(287,730)	(489,612)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,904)	(2,112)
Net decrease in cash and cash equivalents and restricted cash	(311,375)	(120,616)
Beginning cash and cash equivalents, and restricted cash	810,580	1,497,648
Ending cash and cash equivalents, and restricted cash	499,205	1,377,032
Less: Ending restricted cash	(318)	(407)
Ending cash and cash equivalents	$498,887	$1,376,625

Noncash Investing and Financing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$50,358	$42,563
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$19,906	$30,715
Cash paid for income taxes during the period, net of refunds	83,883	50,089
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the "Company") is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, activewear, footwear and related accessories for men, women and children around the world under the Levi’s®, Signature by Levi Strauss & Co.™, Denizen®, Dockers® and Beyond Yoga® brands.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three and nine months ended August 28, 2022 may not be indicative of the results to be expected for any other interim period or the year ending November 27, 2022.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2022 and 2021 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $8.3 million and $11.6 million as of August 28, 2022 and November 28, 2021, respectively.
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
Property, plant and equipment, net includes accumulated depreciation of $1.2 billion and $1.1 billion as of August 28, 2022 and November 28, 2021, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

Goodwill and Intangible Assets
The Company reviews the carrying amounts of indefinite-lived intangible assets, and goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if such assets may be impaired. Annual testing is performed in the fourth quarter of the fiscal year for all indefinite-lived assets and reporting units except Beyond Yoga, which is performed in the third quarter. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived asset or reporting unit is less than its carrying amount.
If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of an indefinite-lived asset or reporting unit exceeds its carrying value, a quantitative test is performed. Under the quantitative test, the Company compares the carrying value of the indefinite-lived asset or reporting unit to its fair value. If the carrying value exceeds its fair value, the Company records an impairment charge equal to the excess of the carrying value over the related fair value.
In the second quarter of 2022, the Company reviewed the goodwill assigned to its Russia business for impairment and recorded $11.6 million of non-cash impairment charges. The impairment charges are included in SG&A in the accompanying consolidated statements of income.
Right-of-Use Assets and Lease Liabilities
In the second quarter of 2022, the Company reviewed the operating lease right-of-use ("ROU") assets impacted by the Russia-Ukraine crisis for impairment and recorded $35.4 million of non-cash impairment charges. During the third quarter of 2022, the Company recognized a $7.6 million gain related to the early termination of store lease agreements related to the Russia-Ukraine crisis. All charges are included in SG&A in the accompanying consolidated statements of income.
As of the second quarter of 2021, the Company entered into an agreement for the construction and lease of a distribution facility in Germany. The facility is currently under construction and has an expected lease commencement date in the third quarter of fiscal year 2023. Once the 20-year lease term commences, the Company expects to recognize a ROU asset and corresponding lease liability of between $80 million and $100 million. The Company expects to capitalize approximately $60 million for equipment to be installed in the leased facility.
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
Share Repurchases
On May 31, 2022, the Board approved a new share repurchase program that authorizes the repurchase of up to $750.0 million of the Company's Class A common stock. The previously approved $200.0 million share repurchase program was completed as of the end of the second quarter of 2022. During the three and nine months ended August 28, 2022, 1.5 million and 6.5 million shares were repurchased for $26.4 million and $137.9 million, plus broker's commissions, respectively, in the open market.
Subsequent to quarter end, the Company repurchased an additional 2.1 million shares for $33.9 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $16.27 per share.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

Reclassification
Certain insignificant amounts on the consolidated balance sheets and consolidated statements of cash flow have been conformed to the August 28, 2022 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	August 28, 2022	November 28, 2021

	(Dollars in thousands)

Raw materials	$14,361	$9,141
Work-in-progress	4,922	3,603
Finished goods	1,273,019	885,206
Total inventories	$1,292,302	$897,950
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 28, 2022			November 28, 2021
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in thousands)
Financial assets carried at fair value
Rabbi trust assets	$71,638	$71,638	$—	$80,188	$80,188	$—
Short-term investments in marketable securities	100,521	—	100,521	91,550	—	91,550
Derivative instruments(3)	42,139	—	42,139	27,512	—	27,512
Total	$214,298	$71,638	$142,660	$199,250	$80,188	$119,062
Financial liabilities carried at fair value
Derivative instruments(3)	4,181	—	4,181	13,255	—	13,255
Total	$4,181	$—	$4,181	$13,255	$—	$13,255
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	August 28, 2022				November 28, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in thousands)
Short-term investments
Rabbi trust assets	$2,901	$598	$—	$3,499	$2,823	$1,277	$—	$4,100
Short-term investments in marketable securities	100,930	301	(710)	100,521	91,475	155	(80)	91,550
	103,831	899	(710)	104,020	94,298	1,432	(80)	95,650
Long-term investments
Rabbi trust assets	56,485	11,654	—	68,139	52,398	23,690	—	76,088
	$160,316	$12,553	$(710)	$172,159	$146,696	$25,122	$(80)	$171,738

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 28, 2022		November 28, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$477,465	$464,546	$531,382	$541,935
3.50% senior notes due 2031(1)	502,380	435,727	497,335	502,881
Short-term borrowings	8,324	8,324	5,862	5,862
Total	$988,169	$908,597	$1,034,579	$1,050,678
_____________
(1)Fair values are estimated using Level 1 inputs and incorporate mid-market price quotes. Level 1 inputs are inputs that consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

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
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other (expense) income, net" in the Company's consolidated statements of income. The effective portions of these hedges are recorded in "Accumulated other comprehensive loss" ("AOCL") on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in "Other (expense) income, net" in the Company’s consolidated statements of income.
As of August 28, 2022, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $692.1 million were contracts to buy and $465.6 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 28, 2022			November 28, 2021
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in thousands)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$33,569	$—	$33,569	$24,858	$—	$24,858
Foreign exchange risk cash flow hedges(2)	—	(3,859)	(3,859)	—	(2,030)	(2,030)
Total	$33,569	$(3,859)		$24,858	$(2,030)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$42,139	$(33,569)	$8,570	$27,512	$(24,858)	$2,654
Forward foreign exchange contracts(2)	3,850	(4,172)	(322)	2,030	(13,255)	(11,225)
Total	$45,989	$(37,741)		$29,542	$(38,113)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(473,813)		$—	$(532,285)
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

	August 28, 2022			November 28, 2021
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in thousands)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$79,558	$(3,975)	$75,583	$54,400	$(10,152)	$44,248
Financial liabilities	(41,600)	3,975	(37,625)	(40,143)	10,152	(29,991)
Total			$37,958			$14,257

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in AOCL on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income(1)
	As of August 28, 2022	As of November 28, 2021	Three Months Ended		Nine Months Ended
			August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands)
Foreign exchange risk contracts	$41,324	$24,304	$6,156	$(5,322)	$9,791	$(16,415)
Realized forward foreign exchange swaps (2)	4,637	4,637	—	—	—	—
Yen-denominated Eurobonds	(19,811)	(19,811)	—	—	—	—
Euro-denominated senior notes	13,271	(45,201)	—	—	—	—
Cumulative income taxes	(782)	15,157	—	—	—	—
Total	$38,639	$(20,914)
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
There was no hedge ineffectiveness for the nine months ended August 28, 2022. Within the next 12 months, a $40.7 million gain from cash flow hedges is expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands)
Amount of (Loss) Gain on Cash Flow Hedge Activity
Net revenues	$(282)	$(2,093)	$(2,124)	$(2,678)
Cost of goods sold	$6,439	$(3,229)	$11,915	$(13,737)
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other (expense) income, net" in the Company's consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands)
Realized loss	$(20,669)	$(11,059)	$(39,780)	$(10,362)
Unrealized gain	2,057	8,658	15,963	6,234
Total	$(18,612)	$(2,401)	$(23,817)	$(4,128)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	August 28, 2022	November 28, 2021

	(Dollars in thousands)
Other accrued liabilities
Accrued advertising and promotion	$75,081	$111,086
Accrued income taxes	24,126	14,477
Accrued interest payable	16,232	8,281
Accrued rent	13,740	16,612
Fair value derivatives	3,961	13,246
Restructuring liabilities	3,409	19,106
Short-term debt	8,324	5,862
Taxes other than income taxes payable	55,358	48,278
Other	326,884	378,399
Total other accrued liabilities	$527,115	$615,347

NOTE 6: DEBT
The following table presents the Company's debt:

	August 28, 2022	November 28, 2021

	(Dollars in thousands)
Long-term debt
3.375% senior notes due 2027	$469,777	$527,644
3.50% senior notes due 2031	493,728	493,056
Total long-term debt	$963,505	$1,020,700
Short-term debt
Short-term borrowings	8,324	5,862
Total debt	$971,829	$1,026,562

Senior Revolving Credit Facility
The Company's unused availability under the Credit Facility was $837.5 million at August 28, 2022, as the Company's total availability of $850.0 million was reduced by $12.5 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 28, 2022 was 3.93% and 3.92%, respectively, as compared to 4.12% and 4.34%, respectively, during the same periods of 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of August 28, 2022, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons.
NOTE 8: DIVIDENDS
Dividends are declared at the discretion of the Board. In January, April and July 2022, the Company declared cash dividends of $0.10, $0.10 and $0.12 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April and July 2021, the Company declared cash dividends of $0.04, $0.06 and $0.08 per share, respectively. During the three and nine months ended August 28, 2022, dividends were paid in the amount of $47.5 million and $127.0 million, respectively, compared to $32.2 million and $72.3 million for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, a cash dividend of $0.12 per share was declared to holders of record of its Class A and Class B common stock at the close of business on November 4, 2022, for a total quarterly dividend of approximately $47 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	August 28, 2022	November 28, 2021	August 29, 2021

	(Dollars in thousands)
Pension and postretirement benefits	$(190,700)	$(195,481)	$(217,456)
Derivative instruments	38,639	(20,914)	(58,429)
Foreign currency translation losses	(265,670)	(196,763)	(175,200)
Unrealized gains on marketable securities	8,438	18,771	19,268
Accumulated other comprehensive loss	$(409,293)	$(394,387)	$(431,817)
No material amounts were reclassified out of "Accumulated other comprehensive loss" into net income other than those that pertain to the Company's derivative instruments. Refer to Note 4 for additional information.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended August 28, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$566,843	$230,851	$115,901	$67,375	$980,970
Direct-to-consumer	238,239	159,453	104,745	33,743	536,180
Total net revenues	$805,082	$390,304	$220,646	$101,118	$1,517,150

	Nine Months Ended August 28, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,625,295	$687,187	$345,949	$206,102	$2,864,533
Direct-to-consumer	721,733	539,611	354,950	99,034	1,715,328
Total net revenues	$2,347,028	$1,226,798	$700,899	$305,136	$4,579,861

	Three Months Ended August 29, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$559,844	$276,146	$83,175	$51,551	$970,716
Direct-to-consumer	222,489	202,968	79,003	22,406	526,866
Total net revenues	$782,333	$479,114	$162,178	$73,957	$1,497,582

	Nine Months Ended August 29, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,429,970	$764,573	$279,494	$137,922	$2,611,959
Direct-to-consumer	619,919	486,144	307,389	53,744	1,467,196
Total net revenues	$2,049,889	$1,250,717	$586,883	$191,666	$4,079,155
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 28, 2022 and November 28, 2021.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

NOTE 11: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of "Other (expense) income, net":

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands)
Foreign exchange management losses(1)	$(18,612)	$(2,401)	$(23,817)	$(4,128)
Foreign currency transaction gains (losses)(2)	10,937	4,227	17,433	(334)
COVID-19 government subsidy gain(3)	—	—	12,524	—
Other, net	2,497	3,021	10,583	9,682
Total other (expense) income, net	$(5,178)	$4,847	$16,723	$5,220
_____________
(1)Losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in the three-month and nine-month periods ended August 28, 2022 were primarily due to unfavorable currency fluctuations relative to negotiated contract rates on positions to sell the Euro.
(2)Foreign currency transaction gains (losses) reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances.
(3)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
NOTE 12: INCOME TAXES
The Company's effective income tax rate was 7.2% for the three months ended August 28, 2022, compared to 4.8% for the same prior-year period. The lower effective tax rates in both years were primarily driven by the planned execution of certain tax transactions, with the current year including a lower tax benefit as compared to the prior year.
The Company's effective income tax rate was 17.9% for the nine months ended August 28, 2022, compared to 3.1% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from the foreign-derived intangible income deduction from internal restructuring and stock-based compensation equity awards as compared to the same prior-year period, as well as an increase resulting from non-deductible charges related to the Russia-Ukraine crisis.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

NOTE 13: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$172,957	$193,333	$418,542	$400,556
Denominator:
Weighted-average common shares outstanding - basic	397,114,612	402,957,370	398,098,161	401,526,123
Dilutive effect of stock awards	5,803,240	10,148,049	6,974,585	9,954,858
Weighted-average common shares outstanding - diluted	402,917,852	413,105,419	405,072,746	411,480,981
Earnings per common share attributable to common stockholders:
Basic	$0.44	$0.48	$1.05	$1.00
Diluted	$0.43	$0.47	$1.03	$0.97
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	2,195,592	335,849	1,785,569	406,362
NOTE 14: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a board member of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During the three and nine months ended August 28, 2022, the Company donated $0.5 million and $12.4 million, respectively, to the Levi Strauss Foundation as compared to $0.3 million and $3.1 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 2022

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
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in thousands)
Net revenues:
Americas	$805,082	$782,333	$2,347,028	$2,049,889
Europe	390,304	479,114	1,226,798	1,250,717
Asia	220,646	162,178	700,899	586,883
Other Brands	101,118	73,957	305,136	191,666
Total net revenues	$1,517,150	$1,497,582	$4,579,861	$4,079,155
Operating income:
Americas	$177,015	$197,999	$513,567	$474,191
Europe	84,407	138,684	287,762	308,657
Asia	19,923	(16,410)	82,616	19,088
Other Brands	2,445	5,029	16,048	8,402
Corporate expenses(1)	(84,662)	(108,992)	(390,467)	(310,450)
Total operating income	199,128	216,310	509,526	499,888
Interest expense	(7,654)	(18,118)	(16,262)	(61,361)
Loss on early extinguishment of debt	—	—	—	(30,338)
Other (expense) income, net	(5,178)	4,847	16,723	5,220
Income before income taxes	$186,296	$203,039	$509,987	$413,409
_____________
(1)Corporate expenses for the three-month period ended August 28, 2022 include a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. Russia is considered part of the Company's Europe segment. Corporate expenses for the nine-month period ended August 28, 2022 includes $51.1 million in impairment charges, net of a $7.6 million gain on the termination of store leases related to the Russia-Ukraine crisis which are considered part of the Company's Europe segment. Refer to Note 1 for additional information.

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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 28, 2022, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,100 brand-dedicated stores and shop-in-shops. As of August 28, 2022, we had 1,043 company-operated stores located in 38 countries and approximately 600 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% of our total units sold in the first nine months of both 2022 and 2021. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 26% and 25% of our total units sold in the first nine months of 2022 and 2021, respectively. Men's products generated 64% of our net revenues in the first nine months of both 2022 and 2021. Women's products generated 34% of our net revenues in the first nine months of both 2022 and 2021 with the remaining 2% of our products being non-gendered in both periods. Sales of Levi’s® brand products represented 87% of our total net sales in the first nine months of both 2022 and 2021.
Our Europe and Asia businesses, collectively, contributed 42% of our net revenues and 41% of our segment operating income in the first nine months of 2022, as compared to 45% of our net revenues and 40% of our segment operating income in the same period in 2021. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 54% in the first nine months of 2022, as compared to 56% in the same period in 2021.
Our wholesale channel generated 63% and 64% of our net revenues in the first nine months of 2022 and 2021, respectively. Our DTC channel generated 37% and 36% of our net revenues in the first nine months of 2022 and 2021, respectively, with sales through our company operated e-commerce sites representing 19% and 21% of DTC channel net revenues in the first nine months of 2022 and 2021, and 7% and 8% of total net revenues in the first nine months of 2022 and 2021, respectively. Our global digital business, which includes our e-commerce site as well as the online businesses of our wholesale customers, including that of traditional wholesalers as well as pure play (online-only) wholesalers represented approximately 21% of our total net revenues in the third quarter of 2022, versus approximately 20% of our total net revenues in the third quarter of 2021.
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
The following three “where to play” choices serve as our strategic framework for what we intend to achieve and have been aligned with our new long-term growth strategy:
•Brand Led: We plan to continue to elevate and strengthen Levi’s® Brands (which include Signature by Levi Strauss & Co.TM and Denizen®), Dockers® and Beyond Yoga® by more effectively integrating product, design, marketing and consumer in-store experiences with a global vision executed consistently across all markets. These actions are expected to support targeted revenue growth for Levi’s® Brands of approximately $2 billion to $2.5 billion and for the combined revenue of Dockers® and Beyond Yoga® to approach $1 billion by 2027.
•DTC First: We plan to accelerate investment in stores, online platforms and other digital capabilities, while creating an integrated omni-channel shopping experience, which is expected to profitably drive our DTC channel to 55% of total annual net revenues by 2027 while tripling our e-commerce business.
•Diversify the Portfolio: We plan to further capitalize on the substantial opportunity to amplify each brands’ reach and grow market share across geographies, categories, genders and channels and our intention is to nearly double both women’s and tops revenue by 2027.
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
Given the high level of uncertainty surrounding the future operations of our business in Russia, including the ability to generate future cash flows, the carrying value of our long-lived assets specific to our commercial business in Russia were deemed to be not recoverable. As a result of the Russia-Ukraine crisis, during the second quarter of 2022, we recorded total charges of $60.4 million, ($0.15 per diluted share). The charges reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges. During the third quarter of 2022, we recognized a $7.6 million gain related to the early termination of certain store lease agreements related to the Russia-Ukraine crisis. All charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of income.
We are monitoring the effects of this conflict and expect that we will adjust our plans accordingly as the situation progresses. For the three and nine months ended August 28, 2022, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. Net revenues from Russia represented approximately 2% of our total net revenues for fiscal year 2021. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications, will impact our Europe segment and overall business, financial condition and results of operations.
For additional information, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 28, 2021 as well as Part II, Item 1A of our Form 10-Q for the quarter ended February 27, 2022.
Supply Chain
Port congestion, inventory delays, increased and unpredictable lead times, labor shortages, storage and process capacity pressures within our U.S. distribution centers, are impacting our ability to service customer demand, mainly within the United States. During the third quarter of 2022, we estimate that these disruptions have resulted in the inability to fulfill customer orders with an estimated impact on net revenues of approximately $30 million to $40 million. In an effort to mitigate longer lead times and prepare for our U.S. enterprise resource planning ("ERP") system implementation in 2023, we bought more inventory in the third quarter of 2022. As of August 28, 2022, we had $361.3 million of inventory in-transit, including inventory received earlier than needed and not yet able to be processed due to process capacity pressures within our distribution centers. As a result, our inventory levels are currently elevated. While we expect supply chain disruption to continue into the first half of fiscal 2023, we are planning an approximate 25% reduction in inventory buys through the second quarter of fiscal 2023, as we expect to service customer demand using inventories received in 2022.
Additionally, competition for, and price volatility of, resources throughout the supply chain have increased, resulting in higher product costs. Trends affecting the supply chain include fluctuating prices and inflationary pressures on labor and raw materials. Trends such as these can result in higher product costs and increased pressure to reduce costs and raise product prices. We continue to pursue mitigation strategies and create new efficiencies in our global supply chain.
Impact of COVID-19 on Our Business
The ongoing impact of the COVID-19 pandemic continues to affect our business and results of operations, although to a much lesser extent than the prior year. Currently, its effect is primarily on our global supply chain as noted above.
Strict lockdowns and zero-tolerance policy shutdowns in China have resulted in temporary store closures and reduced traffic throughout the country during the nine-month period ended August 28, 2022. Across the rest of our markets, most of our company-operated stores and wholesale customer doors were open throughout 2022.
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in the nine months ended August 28, 2022 and are expected to continue to impact our revenue, operating margins and net income for the remainder of the year, including increased costs of labor, products and freight and beginning in July 2022, a slowdown in consumer demand for our products that we expect to continue at least through the end of 2022.
We implemented price increases on many of our products in 2022 in an effort to mitigate the effect of higher costs, although, the impact of price increases on consumer demand and on our business is uncertain. Inflation did not have a significant impact on our results of operations in 2021.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•The rapid strengthening of the U.S. Dollar relative to major foreign currencies, including the Euro and British Pound, unfavorably impacted our 2022 results. Continued significant fluctuations of foreign currencies against the U.S. Dollar, may further negatively impact our financial results, revenue, operating margins and net income.

•Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. A decline in consumer spending, for any reason, could have an adverse effect on our revenues, operating margins and net income. Inabilities to appropriately forecast consumer demand could lead to elevated inventory levels both with us and our customers, resulting in fewer full-priced sales and a more promotional environment. Additionally, elevated inventory levels, combined with the uneven flow of receipts and shipments could cause further capacity pressures within our U.S. distribution centers, resulting in higher costs and limiting our ability to fulfill our customer's demand. These trends may impact our financial results, affecting inventory, revenue, operating margins and net income.
•Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations. We continue to invest in our online platforms, information systems, digital, data and AI capabilities, as well as in personnel to support the creation of a fully integrated omni-channel shopping experience. There can be no assurance that we will be able to successfully meet these expectations which may impact our financial results.
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
•The current domestic and international political environment, including volatile trade relations, the conflict involving Russia and Ukraine, and civil unrest taking place in certain parts of the world have resulted in uncertainty surrounding the future state of the global economy. Further, there is greater uncertainty with respect to potential changes in tax and trade regulations, sanctions and export controls which also increase volatility in the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
•As climate change evolves, we expect an increase in both the frequency and severity of seasonal and severe weather events, which may affect our consumer traffic and demand, as well as the activities of our suppliers, manufacturers, and customers. Weather events, such as droughts, heatwaves, floods, wildfires and winter storms could impact store traffic and conversion as the timing for seasonal products may be unpredictable. Additionally, weather events like the recent flooding in Pakistan, could impact the cost or availability of raw materials integral to our products such as cotton.
•There has been increased focus from our stakeholders, including consumers, employees and investors, and more recently regulatory organizations on corporate environmental, social, and governance (“ESG”) practices, including practices related to the causes and impacts of climate change. We expect that stakeholder expectations with respect to ESG practices will continue to evolve rapidly, which may necessitate additional resources to monitor, report on, and adjust our operations.
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
These factors contribute to a global market environment of intense competition, constant product innovation and continuing cost pressure, and combine with the continuing global economic conditions to create a challenging commercial and economic environment. We evaluate these factors as we develop and modify our strategies as appropriate to mitigate these risks to our business.
For additional information regarding these risks, as well as risks related to the COVID-19 pandemic, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 28, 2021 as well as Part II, Item 1A of our Form 10-Q for the quarter ended February 27, 2022.

Our Third Quarter 2022 Results
•Net revenues. Consolidated net revenues increased 1.3% on a reported basis and 6.7% on a constant-currency basis compared to the third quarter of 2021. The increase was primarily driven by growth in our DTC channel as well as growth in our Levi's and Docker's brands, despite ongoing macroeconomic challenges and supply chain disruptions impacting parts of the business starting in July. Additionally, currency headwinds worsened throughout the quarter, unfavorably impacting the growth in net revenues by approximately $76 million.
•Operating income. Compared to the third quarter of 2021, consolidated operating income decreased 8.0% to $199.1 million from $216.3 million. The decrease is due to lower gross margins and higher SG&A expenses in the current year. As a result, operating margin was 13.1%, 130 basis points lower than the third quarter of 2021.
•Net income. Compared to the third quarter of 2021, consolidated net income of $172.9 million decreased from $193.3 million. The decrease is driven by lower operating income described above.
•Adjusted EBIT. Compared to the third quarter of 2021, Adjusted EBIT decreased 15.5% to $187.5 million from $221.8 million. The decrease is due to a lower Adjusted gross margin as well as higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 12.4%, 240 basis points lower than the third quarter of 2021 on a reported basis, and 200 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the third quarter of 2021, Adjusted net income decreased 18.2% to $161.4 million from $197.4 million. The decrease is due to lower Adjusted EBIT as described above.
•Diluted earnings per share. Compared to the third quarter of 2021, diluted earnings per share decreased to $0.43 from $0.47 due to the lower net income described above.
•Adjusted diluted earnings per share. Compared to the third quarter of 2021, Adjusted diluted earnings per share decreased to $0.40 from $0.48, mainly due to the lower Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.04.
•Inventory. Compared to the third quarter of 2021, inventory has increased 43% primarily due to the following factors. Approximately one third is due to the inflation impact on product costs combined with last year’s abnormally low inventory level, another approximate third is due to the intentional earlier receipts of future season, or core, inventory to mitigate supply chain risk and the U.S. implementation of a new ERP system, and the final approximate third is due to an increase in goods-in-transit units, including inventory received earlier than expected and not yet able to be processed due to process capacity pressures within our distribution centers.
Our Year-to-Date 2022 Results
•Net revenues. Consolidated net revenues increased 12.3% on a reported basis and 16.9% on a constant-currency basis compared to the first nine months of 2021. Excluding the effects of currency, the increase was driven by growth across all segments as a result of higher traffic and demand in the current year as compared to the prior year which included reduced traffic and demand as certain markets continued to be impacted by COVID-19 resurgences.
•Operating income. Compared to the first nine months of 2021, operating income increased 1.9% to $509.5 million from $499.9 million due to higher net revenues and gross margin partially offset with higher SG&A expenses in the current year, which included $49.1 million of impairment and other charges related to the Russia-Ukraine crisis. As a result of the additional charges, operating margin was 11.1%, 120 basis points lower than the first nine months of 2021.
•Net income. Compared to the first nine months of 2021, consolidated net income increased to $418.5 million from $400.6 million primarily driven by increased operating income described above as well as the inclusion of a COVID-19 subsidy gain in the current year, as lower interest and debt extinguishment costs offset higher income taxes.
•Adjusted EBIT. Compared to the first nine months of 2021, Adjusted EBIT increased 11.8% to $570.7 million from $510.4 million, primarily due to higher net revenues in the current year, partially offset with higher Adjusted SG&A expenses. Adjusted EBIT margin was 12.5%, consistent with the first nine months of 2021 on a reported basis, although 40 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first nine months of 2021, Adjusted net income increased 8.4% to $467.3 million from $431.2 million, primarily due to higher Adjusted EBIT described above. Additionally, lower interest expense in the current year was offset by higher income taxes.
•Diluted earnings per share. Compared to the first nine months of 2021, diluted earnings per share increased to $1.03 from $0.97, mainly due to the higher net income described above.

•Adjusted diluted earnings per share. Compared to the first nine months of 2021, Adjusted diluted earnings per share increased to $1.15 from $1.05, due to the higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.08.
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

Results of Operations for Three and Nine Months Ended August 28, 2022, as Compared to Comparable Periods in 2021
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 28, 2022	August 29, 2021	% Increase (Decrease)	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021	% Increase (Decrease)	August 28, 2022	August 29, 2021
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,517.2	$1,497.6	1.3%	100.0%	100.0%	$4,579.9	$4,079.2	12.3%	100.0%	100.0%
Cost of goods sold	654.3	635.4	3.0%	43.1%	42.4%	1,918.4	1,706.8	12.4%	41.9%	41.8%
Gross profit	862.9	862.2	0.1%	56.9%	57.6%	2,661.5	2,372.4	12.2%	58.1%	58.2%
Selling, general and administrative expenses	663.8	645.9	2.8%	43.8%	43.1%	2,152.0	1,872.5	14.9%	47.0%	45.9%
Operating income	199.1	216.3	(8.0)%	13.1%	14.4%	509.5	499.9	1.9%	11.1%	12.3%
Interest expense	(7.7)	(18.1)	57.5%	(0.5)%	(1.2)%	(16.3)	(61.4)	73.5%	(0.4)%	(1.5)%
Loss on early extinguishment of debt	—	—	*	—%	—%	—	(30.3)	100.0%	—%	(0.7)%
Other (expense) income, net	(5.2)	4.8	(208.3)%	(0.3)%	0.3%	16.7	5.2	221.2%	0.4%	0.1%
Income before income taxes	186.2	203.0	(8.3)%	12.3%	13.6%	509.9	413.4	23.3%	11.1%	10.1%
Income tax expense	13.3	9.7	37.1%	0.9%	0.6%	91.4	12.8	614.1%	2.0%	0.3%
Net income	$172.9	$193.3	(10.6)%	11.4%	12.9%	$418.5	$400.6	4.5%	9.1%	9.8%
Earnings per common share attributable to common stockholders:
Basic	$0.44	$0.48	(8.3)%	*	*	$1.05	$1.00	5.0%	*	*
Diluted	$0.43	$0.47	(8.5)%	*	*	$1.03	$0.97	6.2%	*	*
Weighted-average common shares outstanding:
Basic	397.1	403.0	(1.5)%	*	*	398.1	401.5	(0.8)%	*	*
Diluted	402.9	413.1	(2.5)%	*	*	405.1	411.5	(1.6)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reporting segment for the periods indicated and the changes in net revenues by reporting segment on both reported and constant-currency basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 28, 2022	August 29, 2021	As Reported	Constant Currency	August 28, 2022	August 29, 2021	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$805.1	$782.3	2.9%	3.4%	$2,347.0	$2,049.9	14.4%	14.9%
Europe	390.3	479.1	(18.5)%	(9.0)%	1,226.8	1,250.7	(1.9)%	8.0%
Asia	220.6	162.2	36.0%	52.5%	700.9	586.9	19.4%	26.3%
Total Levi's Brands net revenues	1,416.0	1,423.6	(0.5)%	4.8%	4,274.7	3,887.5	10.0%	14.5%
Other Brands	101.2	74.0	36.8%	44.3%	$305.2	$191.7	59.2%	66.3%
Total net revenues	$1,517.2	$1,497.6	1.3%	6.7%	$4,579.9	$4,079.2	12.3%	16.9%

Total net revenues increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 28, 2022, as compared to the same periods in 2021.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas segment increased for the three-month and nine-month periods ended August 28, 2022, with currency translation affecting net revenues unfavorably by approximately $4 million and $7 million, respectively.
Excluding the effects of currency, net revenues for the three-month period ended August 28, 2022 primarily driven by growth in DTC. Wholesale net revenues grew slightly despite supply chain disruptions, as well as softened consumer demand impacting revenues starting in July. The increase in DTC revenue was across all markets, led by the United States, and driven by store performance as well as store expansion, as we benefited from 21 more stores in operation as of August 28, 2022 as compared to August 29, 2021. Additionally, there was higher in-person traffic in the current year in comparison to the prior year, as well as higher average selling prices. E-commerce net revenues decreased as higher average selling prices were offset by lower online traffic.
Wholesale channel revenue increased for the three-month period ended August 28, 2022 primarily due to growth in the Latin American markets as well as Levi's brand products in the United States. Latin American wholesale revenue increased driven by both price increases as well as increased units sold. U.S. wholesale revenue was flat as higher sales of our Levi's brand products were offset by lower sales of our value brands products. Higher digital sales offset lower sales to our traditional wholesale customers. U.S. wholesale revenue also benefited from price increases taken in the first and third quarter of 2022, which partially offset a decline in units sold in the current period.
The increase in net revenues for the nine-month period ended August 28, 2022 was driven by higher revenue across both channels. The growth in wholesale revenue was across all markets, particularly the United States, and was primarily due to increased sales of our Levi's® brand products, both to our traditional and digital wholesale customers. The increase in DTC revenue was across most markets and was primarily due to strong performance within our company-operated stores, as a result of higher in-person traffic in the current year in comparison to the prior year, where traffic remained tempered as a result of the COVID-19 pandemic. Higher full price sales and price increases taken in the current year also attributed to revenue growth. E-commerce revenue decreased in the nine-month period ended August 28, 2022 as higher average selling prices were offset by lower online traffic.
Europe.    Net revenues in Europe decreased on both a reported and constant-currency basis for the three-month period ended August 28, 2022. For the nine-month period ended August 28, 2022, net revenues in Europe decreased on a reported basis and increased on a constant-currency basis. For the three-month and nine-month periods ended, currency translation had an unfavorable impact of approximately $50 million and $114 million, respectively. Excluding the effects of currency, the Russia-Ukraine crisis adversely impacted net revenues by approximately $20 million and $40 million, respectively, for the three-month and nine-month periods ended.
Constant-currency net revenues for the three-month period ended August 28, 2022 decreased driven by a decline in both our DTC and wholesale channels as ongoing macroeconomic challenges resulted in softened consumer spending and lower revenue starting in July. DTC revenue decreased primarily due to lower units per transaction and lower conversion offsetting traffic growth in the quarter. Additionally, a decrease of $18.7 million is attributed to our Russia DTC business as a result of the Russia-Ukraine crisis. We also had 60 fewer stores in operation as of August 28, 2022 as compared to August 29, 2021, primarily due to the closure of stores in Russia. E-commerce revenue also declined primarily due to lower traffic. Wholesale channel revenue decreased, as lower sales to both traditional and digital wholesale customers were partially offset by the impact of price increases. Net revenues of our digital wholesale customers also decreased due to lower demand.
Constant-currency net revenues for the nine-month period ended August 28, 2022 increased driven by higher DTC channel revenue in the first half of the year, as more customers returned to in-person shopping this year, as compared to the same prior-year period, which was impacted by lower traffic and store closures as a result of the COVID-19 pandemic. The current period also benefited from price increases taken in the second half of 2021. This was partially offset with a decrease in e-commerce revenue due to lower online traffic as compared to the prior year. Wholesale channel revenue for the nine-month period ended August 28, 2022 was flat, as growth in franchise partners and higher average selling prices were offset with a decrease in units sold to our traditional wholesale customers as compared to the same period in prior year.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 28, 2022, with currency affecting net revenues unfavorably by approximately $18 million and $32 million, respectively.
Excluding the effects of currency, net revenues for the three-month and nine-month periods ended August 28, 2022 grew across both our wholesale and DTC channels, despite continued COVID-19 related lockdowns in China, which resulted in a decline in net revenues of approximately $5 million, and $26 million, respectively, for the three and nine-month comparison periods. Wholesale revenue increased in both periods primarily due to higher demand in several markets, particularly in India, as compared to the same prior-year period, which included partial and full government-imposed lockdowns in a number of markets as a result of COVID-19 resurgences. Price increases taken in the current year also attributed to revenue growth. Additionally, net revenues of our digital wholesale customers for both periods grew in comparison to the same periods in the prior year.
The increase in DTC revenue for both periods was primarily due to strong performance in our company-operated stores, as a result of higher in-person traffic and price increases taken in fiscal 2022 as compared to the prior year. A number of markets were impacted by COVID-19 related restrictions and lockdowns in the prior-year periods. Additionally, there were 19 more stores in operation as of August 28, 2022 as compared to August 29, 2021 as well as the addition of approximately 80 company-operated shop in shops which were previously licensed in Thailand. For the three-month and nine-month periods ended August 28, 2022, e-commerce revenue grew, primarily due to increased online traffic as compared to the prior-year periods.
Other Brands. Net revenues in Other Brands increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 28, 2022, with currency translation affecting net revenues unfavorably by approximately $4 million and $8 million, respectively. The increase in net revenues for the three-month and nine-month periods ended August 28, 2022 were driven by the inclusion of Beyond Yoga® revenues in the current year, which had $21.6 million in net revenues for the quarter, as well as growth of our Dockers® brand.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 28, 2022	August 29, 2021	% Increase	August 28, 2022	August 29, 2021	% Increase

	(Dollars in millions)
Net revenues	$1,517.2	$1,497.6	1.3%	$4,579.9	$4,079.2	12.3%
Cost of goods sold	654.3	635.4	3.0%	1,918.4	1,706.8	12.4%
Gross profit	$862.9	$862.2	0.1%	$2,661.5	$2,372.4	12.2%
Gross margin	56.9%	57.6%		58.1%	58.2%

Currency translation unfavorably impacted gross profit by approximately $45 million and $98 million for the three-month and nine-month periods ended August 28, 2022, respectively.
For the three-month period ended August 28, 2022, the decrease in gross margin was primarily due to higher product costs as a result of inflation and lower full priced sales partially offset by price increases and favorable channel mix. Unfavorable currency exchange, including transaction and translation impact, negatively impacted gross margin by approximately 30 basis points.
For the nine-month period ended August 28, 2022, the decrease in gross margin was primarily due to $15.1 million in reductions in COVID-19 related inventory costs recognized in the prior year as favorable product mix and price increases were offset with higher product costs as a result of inflation and lower full priced sales compared to the prior year.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 28, 2022	August 29, 2021	% Increase (Decrease)	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021	% Increase	August 28, 2022	August 29, 2021
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$293.4	$278.7	5.3%	19.3%	18.6%	$902.9	$820.2	10.1%	19.7%	20.1%
Advertising and promotion	96.6	95.9	0.7%	6.4%	6.4%	319.9	271.3	17.9%	7.0%	6.7%
Administration	97.0	119.9	(19.1)%	6.4%	8.0%	396.5	356.7	11.2%	8.7%	8.7%
Other	176.8	151.4	16.8%	11.7%	10.1%	532.7	424.3	25.5%	11.6%	10.4%
Total SG&A	$663.8	$645.9	2.8%	43.8%	43.1%	$2,152.0	$1,872.5	14.9%	47.0%	45.9%

Currency translation impacted SG&A favorably by approximately $29 million and $65 million for the three-month and nine-month periods ended August 28, 2022, respectively.
Selling.   Currency translation impacted selling expenses favorably by approximately $16 million and $36 million for the three-month and nine-month periods ended August 28, 2022, respectively. For the three-month period ended August 28, 2022, the increase in selling expenses is primarily due to higher labor costs as a result of inflation in the current year as compared to the prior year as well as increased store costs. For the nine-month period ended August 28, 2022, the increase in selling expenses is due to higher sales volume in the current year as compared to the prior year which included temporary store closures in certain markets as a result of the pandemic.
Advertising and promotion. Currency translation impacted advertising and promotion expenses favorably by approximately $4 million and $10 million for the three-month and nine-month periods ended August 28, 2022, respectively. Advertising and promotion expenses for the three-month period ended August 28, 2022 was essentially flat, due to our decision to reduce spending in markets impacted by softened consumer spending. For the nine-month period ended August 28, 2022, advertising and promotion expenses increased due to higher spend on media and demand generation in the current year.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $5 million and $10 million for the three-month and nine-month periods ended August 28, 2022, respectively. The decrease in administration costs for the three-month period ended August 28, 2022 was primarily due to lower incentive and stock-based compensation costs as compared to the same prior-year period as well as the recognition of a $7.6 million gain in the current year on the early termination of store leases related to the Russia-Ukraine crisis. The increase in administration costs for the nine-month period ended August 28, 2022 was primarily due to the recognition of $49.1 million in charges related to the Russia-Ukraine crisis, mostly impairment charges, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to other property, plant and equipment, net of a $7.6 million gain on the early termination of store leases. This was partially offset with lower incentive and stock-based compensation costs as compared to the same prior-year period.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted other costs favorably by approximately $4 million and $9 million for the three-month and nine-month periods ended August 28, 2022, respectively. For the three-month and nine-month periods ended August 28, 2022, the increase in other costs was primarily due to higher distribution expenses attributable to higher labor costs as a result of inflation. Higher information technology expenses also attributed to the increase in costs as we continue to make ongoing strategic investments in technology and our DTC business.

Operating income
The following table shows operating income by segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 28, 2022	August 29, 2021	% Increase (Decrease)	August 28, 2022		August 29, 2021		August 28, 2022	August 29, 2021	% Increase (Decrease)	August 28, 2022		August 29, 2021
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$177.1	$198.0	(10.6)%	22.0%		25.3%		$513.6	$474.2	8.3%	21.9%		23.1%
Europe	84.4	138.7	(39.1)%	21.6%		29.0%		287.8	308.7	(6.8)%	23.5%		24.7%
Asia	19.9	(16.4)	221.3%	9.0%		(10.1)%		82.6	19.1	332.5%	11.8%		3.3%
Total Levi's Brands operating income	281.4	320.3	(12.1)%	19.9%		22.5%		884.0	802.0	10.2%	20.7%		20.6%
Other Brands	2.4	5.0	(51.4)%	2.4%		6.8%		16.0	8.4	90.5%	5.2%		4.4%
Corporate expenses	(84.7)	(109.0)	22.3%	(5.6)%	❖	(7.3)%	❖	(390.5)	(310.5)	(25.8)%	(9.1)%	❖	(8.0)%	❖
Total operating income	$199.1	$216.3	(8.0)%	13.1%	❖	14.4%	❖	$509.5	$499.9	1.9%	11.9%	❖	12.9%	❖
Operating margin	13.1%	14.4%						11.9%	12.9%
______________
 ❖ Percentage of consolidated net revenues
Currency translation unfavorably impacted total operating income by approximately $16 million and $33 million for the three-month and nine-month periods ended August 28, 2022, respectively.
Segment operating income.
•Americas. Currency translation had an unfavorable impact of approximately $2 million and $3 million for the three-month and nine-month periods ended August 28, 2022. The decrease in operating income for the three-month period ended was primarily due to a lower gross margin and higher SG&A expenses, partially offset by higher net revenues. The increase in operating income for the nine-month period ended was primarily due to higher net revenues in the current year as compared to the same prior-year period, as gross margin and SG&A expenses as a percentage of revenue were essentially flat.
•Europe. Currency translation had an unfavorable impact of approximately $17 million and $35 million for the three-month and nine-month periods ended August 28, 2022, respectively. The decrease in operating income for the three-month period ended was primarily due to lower net revenues as compared to the same prior year period, as well as higher SG&A expenses as a percentage of revenue. The increase in operating income for the nine-month period ended was primarily due to higher net revenues and gross margin in the current year as compared to the same prior-year period, partially offset with higher SG&A expenses as a percentage of revenue.
•Asia. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 28, 2022. The increase in operating income for both periods was primarily due to higher net revenues and gross margin in the current year as compared to the prior year as well as leverage on SG&A expenses as they were a lower percentage of revenue.
•Other Brands. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 28, 2022. The decrease in operating income for the three-month period ended was primarily due to higher SG&A expenses as a percentage of revenue including incremental investments incurred to expand Beyond Yoga partially offset with higher net revenues and gross margin in the current year as compared to the same prior-year period. The increase in operating income for the nine-month period ended was primarily due to higher net revenues and gross margin in the current year, partially offset with higher SG&A expenses as a percentage of revenue.

Corporate.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin. Currency translation had a favorable impact of approximately $3 million and $6 million on corporate expenses for the three-month and nine-month periods ended August 28, 2022, respectively.
The decrease in corporate expenses for the three-month period ended August 28, 2022 primarily reflects lower employee incentives, a $7.6 million gain on the early termination of store leases as a result of the Russia-Ukraine crisis, as well as foreign exchange gains from our hedging program. This was partially offset with higher global sourcing costs, including foreign currency transaction losses related to the procurement of inventory on behalf of our foreign subsidiaries.
The increase in corporate expenses for the nine-month period ended August 28, 2022 primarily reflects $49.1 million in charges related to the Russia-Ukraine crisis, primarily related to impairment and other related charges. Higher global sourcing costs, including foreign currency transaction losses related to the procurement of inventory on behalf of our foreign subsidiaries, and higher information technology expenses also attributed to the increase in corporate expenses. This was partially offset with higher foreign exchange gains from our hedging program recognized in the current year as compared to the prior-year period.
Interest expense
Interest expense was $7.7 million and $16.3 million for the three-month and nine-month periods ended August 28, 2022, as compared to $18.1 million and $61.4 million for the comparable prior-year periods. Interest expense decreased in both periods due to lower interest on debt borrowings in the current year, related to our debt refinancing activities performed in the second quarter of 2021. Additionally, in comparison to both prior-year periods, interest expense related to our deferred compensation plans was $7.2 million and $28.5 million lower, respectively, due to the favorable impact of changes in market conditions.
Our weighted-average interest rate on average borrowings outstanding during the three-month and nine-month periods ended August 28, 2022 was 3.93% and 3.92%, respectively, as compared to 4.12% and 4.34%, during the comparable periods in 2021.
Loss on early extinguishment of debt
For the nine-month period ended August 29, 2021, a loss of $30.3 million was recognized, related to our debt refinancing activities. The loss recognized included $20.0 million of call premium on the retired debt.

Other (expense) income, net
For the three-month and nine-month periods ended August 28, 2022, we recorded other expense of $5.2 million and other income of $16.7 million, respectively, as compared to other income of $4.8 million and $5.2 million for the same prior-year periods. The other expense recognized for the three months ended August 28, 2022 was primarily due to the inclusion of foreign exchange management losses as compared to the prior-year period, which included foreign exchange management gains.
The increase in other income, net for the nine-month period ended August 28, 2022 was primarily due to the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government in the current year as reimbursement for COVID-19 losses incurred in prior years.
Income tax expense
The effective income tax rate was 7.2% for the three months ended August 28, 2022, compared to 4.8% for the same prior-year period. The lower effective tax rates in both years were primarily driven by the planned execution of certain tax transactions, with the current year including a lower tax benefit as compared to the prior year.
The effective income tax rate was 17.9% for the nine months ended August 28, 2022, compared to 3.1% for the same prior-year period. The increase in the effective tax rate was primarily driven by lower tax benefits from the foreign-derived intangible income deduction from internal restructuring and stock-based compensation equity awards as compared to the same prior-year period, as well as an increase resulting from non-deductible charges related to the Russia-Ukraine crisis.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

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
As of August 28, 2022, we did not have any borrowings under the credit facility. Unused availability under the facility was $837.5 million and our total availability of $850.0 million, based on collateral levels as defined by the agreement, was reduced by $12.5 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $498.9 million and short-term investments of $100.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.4 billion.
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
On May 31, 2022, the Board approved a new share repurchase program that authorizes the repurchase of up to $750.0 million of our Class A common stock. The previously approved $200.0 million share repurchase program was completed as of the second quarter of 2022. During the three and nine months ended August 28, 2022, 1.5 million and 6.5 million shares were repurchased for $26.4 million and $137.9 million, plus broker's commissions, respectively, in the open market.
Subsequent to quarter end, we repurchased an additional 2.1 million shares for $33.9 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $16.27 per share.
In October 2022, a cash dividend of $0.12 per share was declared to holders of record of our Class A and Class B common stock at the close of business on November 4, 2022, for a total quarterly dividend of approximately $47 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 28, 2022	August 29, 2021

	(Dollars in millions)
Cash provided by operating activities	$210.3	$498.9
Cash used for investing activities	(227.1)	(127.7)
Cash used for financing activities	(287.7)	(489.6)
Cash and cash equivalents at period end	498.9	1,376.6
Cash flows from operating activities
Cash provided by operating activities was $210.3 million for the nine-month period ended August 28, 2022, as compared to $498.9 million for the comparable period in 2021. The decrease in cash provided by operating activities is primarily driven by higher spending on inventory and SG&A expenses, partially offset by higher collections of trade receivables.
Cash flows from investing activities
Cash used for investing activities was $227.1 million for the nine-month period ended August 28, 2022, as compared to $127.7 million for the comparable period in 2021. The increase in cash used for investing activities is primarily due to higher capital expenditures and lower proceeds from short-term investments.
Cash flows from financing activities
Cash used for financing activities was $287.7 million for the nine-month period ended August 28, 2022, as compared to $489.6 million for the comparable period in 2021. Cash used in 2022 primarily reflects common stock repurchases of $140.7 million and dividend payments of $127.0 million. Cash used in 2021 primarily reflects repayments of long-term debt of $800.0 million partially offset with proceeds from senior notes of $500.0 million.
Indebtedness
Of our total debt of $971.8 million as of August 28, 2022, 100% of it was fixed rate debt, net of capitalized debt issuance costs. As of August 28, 2022, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $8.3 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 28, 2022.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
For the three-month, nine-month and twelve-month periods ended August 28, 2022 and the comparable periods in 2021, we define the following non-GAAP financial measures as follows:
•Adjusted gross profit, as gross profit excluding COVID-19 and acquisition related inventory costs.
•Adjusted gross margin, as Adjusted gross profit as a percentage of net revenues;
•Adjusted SG&A, as SG&A less charges related to changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, impairment charges and early termination gains, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT, as net income excluding income tax expense, interest expense, other expense (income), net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges and early termination gains, and restructuring and restructuring related charges, severance and other, net;
•Adjusted EBIT margin as Adjusted EBIT as a percentage of net revenues;
•Adjusted EBITDA as Adjusted EBIT excluding depreciation and amortization expense;
•Adjusted net income, as net income excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, loss on early extinguishment of debt, COVID-19 related inventory costs and other charges, net with a COVID-19 government subsidy gain, acquisition and integration related charges, impairment charges and early termination gains, and restructuring and restructuring related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments, using an effective tax rate equal to our year to date income tax expense divided by our year to date income before income taxes, each as reflected in our statements of income for the relevant period with any impacts of changes in effective tax rate being recognized in the current three-month period;
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
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other expense (income), net, which includes realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
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
•all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges and early termination gains, and restructuring and restructuring related charges, severance and other, net which can affect our current and future cash requirements;
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

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$862.9	$862.2	$2,661.5	$2,372.4

Non-GAAP measure:
Gross profit	$862.9	$862.2	$2,661.5	$2,372.4
COVID-19 related inventory costs(1)	—	(0.7)	1.4	(15.1)
Acquisition related charges(2)	—	—	2.0	—
Adjusted gross profit	$862.9	$861.5	$2,664.9	$2,357.3
Adjusted gross margin	56.9%	57.5%	58.2%	57.8%
_____________
(1)For the three-month and nine-month periods ended August 29, 2021, the reductions in COVID-19 related inventory charges are primarily related to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020.
(2)Acquisition related charges include the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$663.8	$645.9	$2,152.0	$1,872.5

Non-GAAP measure:
Selling, general and administrative expenses	$663.8	$645.9	$2,152.0	$1,872.5
Impact of changes in fair value on cash-settled stock-based compensation	—	(0.9)	(0.6)	(3.4)
COVID-19 related charges(1)	—	(5.7)	(3.9)	1.2
Acquisition and integration related charges	(1.5)	—	(4.6)	—
Impairment charges and early termination gains, net(2)	7.6	—	(43.5)	—
Restructuring and restructuring related charges, severance and other, net(3)	5.5	0.4	(5.2)	(23.4)
Adjusted SG&A	$675.4	$639.7	$2,094.2	$1,846.9
_____________
(1)For the three-month period ended August 29, 2021, the COVID-19 related charges primarily include impairment charges of certain retail store related assets. For the nine-month period ended August 29, 2021, the net reduction in COVID-19 related charges is primarily reductions in allowances related to customer receivables partially offset with impairment charges of certain retail store related assets.
(2)For the three-month period ended August 28, 2022, impairment charges and early termination gains, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, impairment charges and early termination gains, net include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(3)For the three-month period ended August 28, 2022, the reduction in restructuring and restructuring related charges, severance and other, net mainly represents reductions in charges related to the Russia-Ukraine crisis previously estimated to be payable as of the second quarter of 2022. For the nine-month period ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of charges related to the Russia-Ukraine crisis. Other, net includes charges related to an international customs audit, transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$172.9	$193.3	$418.5	$400.6	$571.4	$457.3

Non-GAAP measure:
Net income	$172.9	$193.3	$418.5	$400.6	$571.4	$457.3
Income tax expense	13.3	9.7	91.4	12.8	105.3	8.1
Interest expense	7.7	18.1	16.3	61.4	27.8	87.3
Other expense (income), net	5.2	(4.8)	(16.7)	(5.2)	(14.9)	8.9
Loss on early extinguishment of debt	—	—	—	30.3	6.2	30.3
Impact of changes in fair value on cash-settled stock-based compensation(1)	—	0.9	0.6	3.4	1.4	4.5
COVID-19 related inventory costs and other charges(2)	—	5.0	5.3	(16.3)	11.9	(19.3)
Acquisition and integration related charges(3)	1.5	—	6.6	—	14.3	—
Impairment charges and early termination gains, net(4)	(7.6)	—	43.5	—	43.5	—
Restructuring and restructuring related charges, severance and other, net(5)	(5.5)	(0.4)	5.2	23.4	6.3	46.7
Adjusted EBIT	$187.5	$221.8	$570.7	$510.4	$773.2	$623.8
Depreciation and amortization(6)	39.2	35.5	114.7	105.2	151.5	140.8
Adjusted EBITDA	$226.7	$257.3	$685.4	$615.6	$924.7	$764.6
Adjusted EBIT margin	12.4%	14.8%	12.5%	12.5%
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the three-month period ended August 29, 2021, the COVID-19 related inventory costs and other charges recognized mainly represents impairment charges of certain retail store related assets. For the nine-month period ended August 29, 2021, the net reduction in COVID-19 related inventory costs and other charges mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables, partially offset by incremental impairment costs in response to the global pandemic.
(3)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(4)For the three-month period ended August 28, 2022, impairment charges and early termination gains, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, impairment charges and early termination gains, net include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(5)For the three-month period ended August 28, 2022, the reduction in restructuring and restructuring related charges, severance and other, net mainly represents reductions in charges related to the Russia-Ukraine crisis previously estimated to be payable as of the second quarter of 2022. For the nine-month period ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of net charges related to the Russia-Ukraine crisis. Other, net includes charges related to an international customs audit, transaction and deal related costs.
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

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in millions, except per share amounts)
	(Unaudited)
Most comparable GAAP measure:
Net income	$172.9	$193.3	$418.5	$400.6

Non-GAAP measure:
Net income	$172.9	$193.3	$418.5	$400.6
Impact of changes in fair value on cash-settled stock-based compensation(1)	—	0.9	0.6	3.4
Loss on early extinguishment of debt	—	—	—	30.3
COVID-19 related inventory costs and other charges, net(2)	—	5.0	(7.2)	(16.3)
Acquisition and integration related costs(3)	1.5	—	6.6	—
Impairment charges and early termination gains, net(4)	(7.6)	—	43.5	—
Restructuring and restructuring related charges, severance and other, net(5)	(5.5)	(0.4)	5.2	23.4
Tax impact of adjustments(6)	0.1	(1.4)	0.1	(10.2)
Adjusted net income	$161.4	$197.4	$467.3	$431.2

Adjusted net income margin	10.6%	13.2%	10.2%	10.6%
Adjusted diluted earnings per share	$0.40	$0.48	$1.15	$1.05
_____________
(1)Includes the impact of changes in fair value of Class B common stock following the grant date on awards that were granted as cash-settled and subsequently replaced with stock-settled awards concurrent with the IPO.
(2)For the nine-month period ended August 28, 2022, the net reduction primarily reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
For the three-month period ended August 29, 2021, the COVID-19 related inventory costs and other charges recognized mainly represents impairment charges of certain retail store related assets. For the nine-month period ended August 29, 2021, the net reduction in COVID-19 related inventory costs and other charges recognized mainly represents reductions in COVID-19 related inventory charges, as a result of reductions in our estimate of adverse fabric purchase commitments and allowances related to customer receivables partially offset with incremental impairment charges of certain retail store related assets.
(3)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(4)For the three-month period ended August 28, 2022, impairment charges and early termination gains, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, impairment charges and early termination gains, net include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(5)For the three-month period ended August 28, 2022, the reduction in restructuring and restructuring related charges, severance and other, net mainly represents reductions in charges related to the Russia-Ukraine crisis previously estimated to be payable as of the second quarter of 2022. For the nine-month period ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of net charges related to the Russia-Ukraine crisis. Other, net includes charges related to an international customs audit, transaction and deal related costs.
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

	August 28, 2022	November 28, 2021

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding finance leases	$971.8	$1,026.6

Non-GAAP measure:
Total debt, excluding finance leases	$971.8	$1,026.6
Cash and cash equivalents	(498.9)	(810.3)
Short-term investments in marketable securities	(100.5)	(91.5)
Net debt	$372.4	$124.8

The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	August 28, 2022	August 29, 2021

	(Dollars in millions)
	(Unaudited)
Total debt, excluding finance leases	$971.8	$1,250.8
Last Twelve Months Adjusted EBITDA(1)	$924.7	$764.6
Leverage ratio	1.1	1.6
_____________
(1)Last Twelve Months Adjusted EBITDA is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.

Adjusted Free Cash Flow:
Effective the second quarter of 2022, the definition of Adjusted free cash flow, a non-GAAP financial measure, was revised to include net cash flow from operating activities less purchases of property, plant and equipment. Previously, we defined Adjusted free cash flow as net cash flow from operating activities less purchases of property, plant and equipment, plus proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, less repurchases of common stock, tax withholdings on equity award exercises, and cash dividends to stockholders. We believe this is a more representative measure of our free cash flow, assists in the comparability of results, and is consistent with how management reviews performance. The table below includes the recast of prior period results. Additionally, we will provide updated non-GAAP reconciliations under this revised definition in future reports for the relevant prior year periods.
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

	Three Months Ended		Nine Months Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

	(Dollars in millions)		(Dollars in millions)
	(Unaudited)		(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$64.4	$250.9	$210.3	$498.9
Net cash used for investing activities	(91.9)	(57.3)	(227.1)	(127.7)
Net cash used for financing activities	(70.6)	(36.5)	(287.7)	$(489.6)

Non-GAAP measure:
Net cash provided by operating activities	$64.4	$250.9	$210.3	$498.9
Purchases of property, plant and equipment	(76.3)	(40.9)	(196.8)	(108.4)
Adjusted free cash flow	$(11.9)	$210.0	$13.5	$390.5

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
The table below sets forth the calculation of net revenues for each of our operating segments on a constant-currency basis for comparison periods applicable to the three-month and nine-month periods ended August 28, 2022:

	Three Months Ended			Nine Months Ended
	August 28, 2022	August 29, 2021	% Increase (Decrease)	August 28, 2022	August 29, 2021	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,517.2	$1,497.6	1.3%	$4,579.9	$4,079.2	12.3%
Impact of foreign currency exchange rates	—	(76.1)	*	—	(161.7)	*
Constant-currency net revenues	$1,517.2	$1,421.5	6.7%	$4,579.9	$3,917.5	16.9%

Americas
As reported	$805.1	$782.3	2.9%	$2,347.0	$2,049.9	14.4%
Impact of foreign currency exchange rates	—	(4.2)	*	—	(7.3)	*
Constant-currency net revenues - Americas	$805.1	$778.1	3.4%	$2,347.0	$2,042.6	14.9%

Europe
As reported	$390.3	$479.1	(18.5)%	$1,226.8	$1,250.7	(1.9)%
Impact of foreign currency exchange rates	—	(50.4)	*	—	(114.4)	*
Constant-currency net revenues - Europe	$390.3	$428.7	(9.0)%	$1,226.8	$1,136.3	8.0%

Asia
As reported	$220.6	$162.2	36.0%	$700.9	$586.9	19.4%
Impact of foreign currency exchange rates	—	(17.6)	*	—	(31.8)	*
Constant-currency net revenues - Asia	$220.6	$144.6	52.5%	$700.9	$555.1	26.3%

Other Brands
As reported	$101.2	$74.0	36.8%	$305.2	$191.7	59.2%
Impact of foreign currency exchange rates	—	(3.9)	*	—	(8.2)	*
Constant-currency net revenues - Other Brands	$101.2	$70.1	44.3%	$305.2	$183.5	66.3%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison periods applicable to the three-month and nine-month periods ended August 28, 2022.

	Three Months Ended			Nine Months Ended
	August 28, 2022	August 29, 2021	% (Decrease)	August 28, 2022	August 29, 2021	% Increase

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$187.5	$221.8	(15.5)%	$570.7	$510.4	11.8%
Impact of foreign currency exchange rates	—	(17.8)	*	—	(35.8)	*
Constant-currency Adjusted EBIT	$187.5	$204.0	(8.1)%	$570.7	$474.6	20.2%
Constant-currency Adjusted EBIT margin(2)	12.4%	14.4%		12.5%	12.1%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison periods applicable to the three-month and nine-month periods ended August 28, 2022.

	Three Months Ended			Nine Months Ended
	August 28, 2022	August 29, 2021	% (Decrease)	August 28, 2022	August 29, 2021	% Increase

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$161.4	$197.4	(18.2)%	$467.3	$431.2	8.4%
Impact of foreign currency exchange rates	—	(14.4)	*	—	(30.5)	*
Constant-currency Adjusted net income	$161.4	$183.0	(11.8)%	$467.3	$400.7	16.6%
Constant-currency Adjusted net income margin(2)	10.6%	12.9%		10.2%	10.2%

Adjusted diluted earnings per share	$0.40	$0.48	(16.7)%	$1.15	$1.05	9.5%
Impact of foreign currency exchange rates	—	(0.04)	*	—	(0.08)	*
Constant-currency Adjusted diluted earnings per share	$0.40	$0.44	(9.1)%	$1.15	$0.97	18.6%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 28, 2022, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2021 Annual Report on Form 10-K.
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
•our ability to effectively manage our inventory and supply chain;
•consequences of impacts to the businesses of our wholesale customers, including significant store closures or a significant decline in a wholesale customer's financial condition leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as, among other things, inability to secure financing, decreased discretionary consumer spending, inconsistent foot and online traffic patterns and an increase in promotional activity as a result of decreased foot and online traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;
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
•changes in or application of trade and tax laws;
•potential increases in import tariffs or taxes, and the implementation of trade restrictions or sanctions; and
•political, social and economic instability, or natural disasters, in countries where we or our customers do business.
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 28, 2021, Part II, Item 1A of the Form 10-Q for the quarter ended February 27, 2022, in our other filings with the SEC and in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of August 28, 2022. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 28, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
May 30, 2022 - July 3, 2022	—	$—	—	$750,000,000
July 4, 2022 - July 31, 2022	1,205,724	$17.64	21,273,380	$728,726,620
August 1, 2022 - August 28, 2022	269,429	$18.99	5,117,586	$723,609,034
Total	1,475,153	$17.89	26,390,966
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
On May 31, 2022, the Board approved a new share repurchase program that authorizes the repurchase of up to $750.0 million of our Class A common stock. During the third quarter of 2022, we repurchased 1.5 million shares for $26.4 million, excluding any broker commissions. Such repurchases were made pursuant to the Company's share repurchase program described above. Share repurchase authority was $689.7 million as of October 4, 2022.
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

Date:	October 6, 2022		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)