Form 10-K
period 2022-11-27
LEVI STRAUSS & CO
filed 2023-01-25
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of May 27, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,736,497,806 based on the closing price reported for such date on the New York Stock Exchange.
As of January 19, 2023, the registrant had 96,520,654 shares of Class A common stock, $0.001 par value per share and 298,322,925 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 27, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report, including (without limitation) statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including:
•our business strategies, including our focus on elevating and strengthening our brand, the portion of our net revenues we aim to have represented by our direct-to-consumer business, our digital presence and growth into under-penetrated parts of our business, our expectations regarding gross and Adjusted EBIT margins, and our plans and expectations for the benefits of investments in operational excellence including steps to improve our speed-to-market;
•our commitment to increasing total shareholder returns through our capital allocation priorities;
•the ongoing impact of COVID-19 on our business;
•the effects of global supply chain disruptions on our business;
•seasonality of our business;
•the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income;
•foreign currency and exchange counterparty exposures;
•the adequacy of our liquidity position;
•future shareholder returns, including share repurchases and dividends;
•the impact of pending legal proceedings; and
•statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks", "aim" and similar expressions.
These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. For more information, see "Summary of Risks Affecting our Business" below and "Risk Factors" in Part I, Item 1A on this Annual Report and in our other filings with the Securities and Exchange Commission. These risks and uncertainties, including those disclosed in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
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
The summary of risks affecting our business include:
•global economic conditions have had, and will likely continue to have, an adverse effect on our business, operating results and financial condition;
•the COVID-19 pandemic has had, and will likely continue to have, an adverse effect on our business and results of operations, and we expect the adverse impacts to continue;
•we are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations and political and economic risks, including changes in tariffs and taxes, inflationary pressures and regulatory restrictions and requirements;
•we may be adversely affected by the financial health of our customers;
•extreme weather conditions and natural disasters could negatively impact our operating results and financial condition;
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
•seasonality and other factors could result in fluctuations in our quarterly operating results;
•any failure, inadequacy, compromise or interruption of our information technology systems and data, or those of third parties upon which we rely, could lead to adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, harm to our ability to effectively operate our business, claims that we breached our data privacy security obligations, harm to our reputation, and a loss of customers or sales;
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
•changes in laws or regulation, including in tax policy or trade regulations or imposition of new tariffs, could adversely impact our business and results of operations;
•the loss of high-quality employees or the failure to attract, onboard and retain key personnel or maintain our workplace culture, could harm our business;
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
•we are subject to stringent and changing obligations related to data privacy and security and the actual or perceived failure to comply with such obligations could lead to: regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm and other adverse business consequences;
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
•our Investor Relations page (http://investors.levistrauss.com);
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
Our Levi's Brands business, which includes the Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands, is presented in our financial statements under the caption of Levi's Brands and is defined geographically in three reportable segments: Americas, Europe and Asia. The Dockers® and Beyond Yoga® businesses are presented in our financial statements under the caption of Other Brands.
Our Global Reach
Our products are sold in more than 110 countries. We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically "American," we derived over half of our net revenues from outside the United States in fiscal year 2022.
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 3,200 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores have traditionally been the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through our global digital business, which includes our company-operated e-commerce sites as well as the online businesses of our wholesale customers, including those of traditional wholesalers as well as pure-play (online-only) wholesalers. Beyond Yoga® products are sold in the United States primarily through specialty retailers, pure-play wholesalers, brand-dedicated company-operated retail stores and a company-operated brand dedicated e-commerce site. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas, including the e-commerce sites operated by some of our key wholesale customers and other pure-play customers.
We were founded in San Francisco, California in 1853 and were incorporated in Delaware in 1970. We conduct our operations outside the United States through foreign subsidiaries. Our primary corporate office is located at Levi's Plaza, 1155 Battery Street, San Francisco, California 94111, and our main telephone number is (415) 501-6000.
Our website – www.levistrauss.com – contains additional and detailed information about our history, our products and our commitments. Financial news and reports and related information about our company can be found at http://investors.levistrauss.com.
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

Our Business Strategies
We aspire to be the world's best apparel company, famous for our brands and values. Our business strategies are focused on our fundamental advantages and prioritize the most important areas that we believe will drive long-term success. We believe these strategies over the long term will set us up to deliver annual net revenue growth of approximately 6-8%, reaching approximately $9 billion to $10 billion in total company net revenue, and to grow Adjusted EBIT margins to approximately 15% over the long term, all while living our mission of delivering profits through principles.
The following three “where to play” choices serve as our strategic framework for what we intend to achieve:
•Brand Led: Our brands are authentic, original and loved by consumers the world over. We plan to continue elevating and strengthening all of our brands through integrating product, design, positioning, marketing and consumer experience to ensure they are highly differentiated and delivering superior consumer value. We believe these actions will strengthen loyalty with our existing fans while also creating new lifelong ones.
•DTC First: We believe our direct-to-consumer ("DTC") channels allow us to showcase the fullest expression of our brands and drive category diversification while also enhancing connections with the consumer. As a result, we plan to increase investments in our stores and expand our brick-and-mortar retail footprint, with a focus on mainline expansion. We also plan to continue rolling out and enhancing our in-store and omni-channel capabilities to further elevate the shopping experience. In addition to our DTC initiatives, we will also focus on our wholesale channel, partnering with customers that are focused on delivering high quality results and service to our consumers, while also elevating our Levi’s® brand.
•Further Diversify our Portfolio: We plan to amplify our reach by growing share across geographies, categories, genders and channels. We believe there are significant market opportunities in underpenetrated parts of our business such as tops, women's and activewear.
Our success will be driven not just by what we do, but how we do it. Our three strategic choices are supported by a foundation of the following three “how to win” choices:
•Digital Transformation: Our vision for enterprise-wide digital transformation is to create a superior consumer experience and drive profitability through digital technology, data and artificial intelligence ("AI"), and new ways of working. We have been investing, and plan to continue to invest in key omni-channel capabilities, digital tools across the business and upgrading our enterprise resource planning system, all of which create a more simplified work environment. We believe these efforts will contribute towards growing our digital footprint and achieving higher operating margins.
•Operational Excellence: We will continue to look for ways to embrace agility, reduce complexity and further streamline our ways of working. This includes taking steps to improve our speed to market calendar with a focus on servicing consumer demand globally and creating fewer touch points as merchandise goes to market. We believe these actions will drive efficiencies, reduce lead times and allow us to respond quickly to changes in consumer demand while also improving our inventory turns, working capital and cash conversion cycle.
•Financial Discipline: We plan to continue to manage our costs aggressively so that we can invest in the areas that will drive growth and help us deliver Adjusted EBIT margins of 15% over the long term. As we grow net revenues and gross margins, we plan to drive leverage on our investments, improve our structural economics across channels, and deliver Returns on invested capital of greater than 23% over the long term.
Our ability to deliver our long term goals assumes no significant worsening of inflationary pressures, supply chain disruptions, foreign currency impacts and the COVID-19 pandemic. If any of these impacts change significantly, the timing of when we achieve our long term goals will be affected.
We define Return on invested capital as the trailing four quarters of Adjusted net income before interest and after taxes divided by the average trailing five quarters of total invested capital. We define total invested capital as total debt plus shareholders' equity less cash and short-term investments. For more information on our calculation of Adjusted EBIT margin and Adjusted net income, see “Item 7 – Management’s Discussion and Analysis – Non-GAAP Financial Measures.”
Our Brands and Products
We offer a broad range of products including jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants, dress pants and activewear – represented 67%, 67% and 65% of our total units sold in fiscal years 2022, 2021 and 2020, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 26%, 25% and 26% of our total units sold in fiscal years

2022, 2021 and 2020, respectively. The remainder of our products are footwear and accessories. Men's products generated 65%, 65% and 64% of our net revenues in fiscal years 2022, 2021 and 2020, respectively. Women's products generated 33%, 33% and 34% of our net revenues in fiscal years 2022, 2021 and 2020, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 38%, 37%, and 39% of our net revenues in fiscal years 2022, 2021 and 2020, respectively.
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
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. In 2023, we will celebrate the 150th anniversary of the 501® jean. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net revenues globally in fiscal years 2022, 2021 and 2020. We offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 87% of our net revenues in each of the fiscal years 2022, 2021 and 2020, respectively, approximately half of which were generated in our Americas segment in each of these years.
Signature by Levi Strauss & Co.™ and Denizen® Brands
In addition to our Levi's® brand, we offer the Signature by Levi Strauss & Co.™ and Denizen® brands, which are focused on value-conscious consumers who seek quality craftsmanship and great fit and style at affordable prices. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Signature by Levi Strauss & Co.™ brand through the mass retail channel primarily in the United States and Canada. The Denizen® brand was introduced in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes. The Denizen® brand is sold through wholesale accounts primarily within the United States.
Our Signature by Levi Strauss & Co.™ and Denizen® brand products collectively accounted for 6%, 8% and 8% of our net revenues in fiscal years 2022, 2021 and 2020, respectively.
Dockers® Brand
Founded in 1986, the Dockers® brand sparked a revolution in the way millions of men dressed around the world, shifting from the standard issue suit to a more casual look. More than 30 years later, the Dockers® brand embodies California style, bringing a full range of casual, versatile styles for men and women.
Our Dockers® brand products accounted for 5% of our net revenues in each of the fiscal years 2022, 2021 and 2020, respectively, and are sold in more than 50 countries.
Beyond Yoga® Brand
Our Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. Beyond Yoga® was founded in 2005 to promote body positivity, honoring and celebrating every body from XXS-4X. We acquired the Beyond Yoga® brand in the fourth quarter of 2021. Our Beyond Yoga® brand products accounted for 2% of our net revenues in fiscal year 2022.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets globally, including footwear, belts, wallets, bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for 1%, 2% and 2% of our total net revenues in fiscal years 2022, 2021 and 2020, respectively.
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
We seek to make our products available where consumers shop, providing both in-store and online shopping experiences, as well as offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers totaled 31%, 32% and 29% of our net revenues in fiscal years 2022, 2021, and 2020, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 550 of these shop-in-shops as of November 27, 2022.
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
Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 26%, 25% and 26% of our net revenues in fiscal years 2022, 2021 and 2020, respectively. As of November 27, 2022, we had 1,089 company-operated stores located in 38 countries. The majority of the stores are dedicated to the Levi's® brand, with 381 stores in the Americas, 289 stores in Europe, and 356 stores in Asia. We had 61 Dockers® brand-dedicated stores globally and we opened two Beyond Yoga stores during the year. During 2022, we added 142 company-operated stores and closed 136 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,200 of these stores as of November 27, 2022, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 140 of these shop-in-shops were operated by third parties as of November 27, 2022.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com, www.dockers.com and www.beyondyoga.com, that sell products directly to consumers across multiple markets around the world. These sites represented 7%, 8% and 8% of total net revenues in fiscal years 2022, 2021 and 2020, respectively; and 19%, 21% and 21% of DTC channel net revenues in fiscal years 2022, 2021 and 2020, respectively.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2022, our net revenues in the first, second, third and fourth quarters represented 26%, 24%, 24% and 26%, respectively, of our total net revenues for the year. In fiscal year 2021, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 26% and 29%, respectively, of our total net revenues for the year.
To mitigate risks associated with our April 2023 U.S. enterprise resource planning ("ERP") system implementation, we plan to accelerate wholesale shipments, typically made in the second quarter, to the first quarter of 2023. As a result, we estimate that approximately $80 million to $100 million of corresponding net revenues will shift from the second quarter to the first quarter of 2023. Additionally, given the impact on our channel mix, we estimate that gross margins in the first quarter will be unfavorably impacted and gross margins in the second quarter will be favorably impacted.

We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2022 and 2021 included one Black Friday, while fiscal year 2020 had two Black Fridays.
We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal years 2022 and 2021 were 52-week years, ending on November 27, 2022 and November 28, 2021, respectively, and fiscal year 2020 was a 53-week year, ending on November 29, 2020. Each quarter of fiscal years 2022, 2021 and 2020 consisted of 13 weeks, with the exception of the fourth quarter of 2020, which consisted of 14 weeks.
The level of our working capital reflects the seasonality of our business and varies throughout the year to support our seasonal and holiday revenue patterns as well as business trends.
Effects of Inflation
Inflationary pressures negatively impacted our net revenues, operating margins and net income in fiscal 2022. This includes increased costs of labor, products and freight and beginning in July 2022, a slowdown in consumer demand for our products. We implemented price increases on many of our products in 2022 in an effort to mitigate some of the effect of higher costs. Inflation did not have a significant impact on our results of operations in 2021 or 2020. If these inflationary pressures continue, our revenue, operating margins and net income will be impacted in 2023. For more information regarding risks we face with respect to inflation, see "Item 1A – Risk Factors."
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
We are focused on strengthening our brands globally. Through product and communications, our plan is to drive impact and engage the hearts and minds of our consumers while connecting directly and delivering the best experience possible through our DTC channel. In 2022, our Levi’s mobile app continued to achieve increased engagement with monthly active users up throughout the year and we deepened our direct, personalized relationships with our consumers through the expansion of our global loyalty programs. We launched the second iteration of our Buy Better Wear Longer campaign, designed to inspire shoppers—both young and young-at-heart—while highlighting the quality and timeless style of Levi’s. This campaign underscores the durability of Levi’s garments— a powerful trait especially in today's environment where consumers are looking for quality pieces that get better with time. In 2023, we will also celebrate the 150th anniversary of the 501® jean.
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
Sources and availability of raw materials.  The principal fibers used in the majority of our products include cotton, synthetics and man-made cellulosics that are used to produce fabrics of 100% composition or blends. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including the effects of inflation. Current price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability if product pricing actions taken in response are insufficient or if those actions cause our wholesale customers or retail consumers to reduce the volumes they purchase.
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
Due to lingering COVID-19 related lockdowns, in fiscal year 2022, we sourced apparel from independent contract manufacturers located in approximately 23 countries around the world, with no more than 25% sourced from any single country, an increase from our standard practice of sourcing less than 20% from any single country. Our strategy is to return to our historical sourcing practice in the future once sourcing stabilizes and lingering COVID-19 impacts are resolved. We sourced products in North and South Asia, the Americas, including the United States, Europe and Africa.
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
During fiscal year 2022, port congestion, inventory delays, increased and unpredictable lead times, labor shortages, and storage and process capacity pressures within our U.S. distribution centers, are impacting our ability to service consumer and wholesale customer demand, mainly within the United States. During the fourth quarter, we estimate that these disruptions resulted in the inability to fulfill U.S. wholesale customer orders with an estimated impact on net revenues of approximately $35 million to $45 million. In an effort to mitigate unpredictable lead times and prepare for our U.S. ERP system implementation in April 2023, we intentionally received future season, or core, inventory earlier than our typical practice during the second half of fiscal year 2022. As of November 27, 2022, we had $420.1 million of inventory in-transit, including inventory received earlier than needed and not yet able to be processed due to process capacity pressures within our distribution centers. These factors are contributing to our elevated inventory levels. While we expect supply chain disruption to continue into the first half of fiscal 2023, we are planning an approximate 25% reduction in inventory buys through the second quarter of fiscal 2023, as we expect to service customer demand using inventories received in 2022.
Distribution center activities include receiving finished goods from our contract manufacturers and plants, inspecting those products, preparing them for retail presentation, and shipping them to our customers, our e-commerce consumers, and to our own stores. Our distribution centers maintain a combination of replenishment and seasonal inventory. In certain locations around the globe, we have consolidated our distribution centers to service multiple countries.

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
Government Regulations
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. In addition, we are subject to changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change. Compliance with laws, rules and regulations has not had, and is not currently expected to have, a material effect on our capital expenditures, results of operations and competitive position. For more information on the potential impacts of government regulations affecting our business, see "Item 1A – Risk Factors".
Intellectual Property
We have more than 6,300 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co. We regard our trademarks as one of our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers®, Beyond Yoga® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing over 350 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

As of November 27, 2022, we had 43 issued U.S. patents, seven issued foreign patents and 46 U.S. patent applications pending. Our patents expire between 2025 and 2040. We also have 38 international and foreign patent applications pending. We will continually assess the ability to patent new intellectual property as we develop technologies that we believe are innovative, such as our F.L.X. technology.
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
Throughout this long history, we have upheld our strong belief that we can help shape society through civic engagement and community involvement, responsible labor and workplace practices, philanthropy, ethical conduct, environmental stewardship and transparency. We engage in a "profits through principles" business approach and constantly strive to set higher standards for ourselves and the industry. Our milestone initiatives over the years include: integrating our factories prior to the enactment of the Civil Rights Act of 1964; developing a comprehensive supplier code of conduct that requires safe and healthy working conditions before such codes of conduct became commonplace among multinational apparel companies; offering benefits to same-sex partners in the 1990s, long before most other companies; offering up to eight weeks of paid family leave to help ease the strain on U.S.-based employees caring for an immediate family member with a serious medical condition in 2020; and in 2023, expanding pregnancy leave benefits to provide 12 weeks of paid leave to both U.S. and Canada-based employees.
Environmental, Social and Governance and Human Capital
Environmental, Social and Governance
To advance our progress on environmental, social and governance (“ESG”) initiatives and ensure we meet stakeholder expectations for ESG commitments and performance, we hold ourselves accountable to a holistic sustainability strategy. The intent of our sustainability strategy is to be a leader in transparency and impact, to accelerate the circular economy ecosystem, and to increase collaboration in the apparel industry by inspiring employees, communities and value chain partners to join our journey toward an inclusive and regenerative industry in which all people are treated with dignity and respect.
Our sustainability strategy centers on three main pillars — climate, consumption, and community — that encompass where we are putting our energy and how we see our obligations. Our climate pillar encompasses environmental impacts, including climate action, water stewardship and biodiversity; our consumption pillar encompasses circular economy, use of sustainable fibers, safer chemicals and waste reduction; and our community pillar encompasses social and societal impacts, including diversity, equity and inclusion, employee support and development, supply chain transparency, standards and improvements, using our voice, and philanthropy and volunteering.
In 2022, we released our 2021 sustainability report, which included an updated slate of 16 goals in areas that together demonstrate the scope and ambition of our work in this space and illustrate our commitment to bettering the world we all share. The goals include targets tied to various areas across our sustainability strategy and collectively reflect our guiding philosophy of profits through principles. Our aim is to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable.
Human Capital Management
As of November 27, 2022, we employed approximately 18,000 people, approximately 8,700 of whom were located in the Americas, 4,500 of whom were located in Europe, and 4,800 of whom were located in Asia. As of such date, approximately 1,600 of our employees were associated with the manufacturing and procurement of our products, 9,300 worked in retail, including seasonal employees, 2,000 worked in distribution and 5,100 were other non-production employees. As of November 27, 2022, approximately 4,800 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Diversity, Equity, and Inclusion. We believe in living our values: originality, empathy, integrity and courage. This means we strive to create a workplace where everyone feels valued, empowered and welcomed to be their authentic selves. We are committed to building a workforce that better represents our consumers while ensuring that every employee feels a true sense of belonging and is as diverse as the communities we serve. This includes improving our representation in our corporate and leadership ranks, ensuring we are an inclusive culture and advocating externally in support of racial justice. In 2022, we launched our first-ever diversity, equity and inclusion ("DE&I") Impact Report. The report reflects our commitment to fully and transparently communicate our progress in making our company more diverse and inclusive. It includes details on our progress, including the hiring and retaining of talented professionals from underrepresented groups and our continued efforts to understand the identities, intersectionalities and experiences of our people across our corporate, retail, distribution centers and plants worldwide.
Pay Equity. To help fulfill our commitment to fair and equitable compensation, we conduct an independent pay equity audit every other year for our U.S. non-union population, with the most recent audit completed in 2022. We use the data to identify potential adjustments to be incorporated into our annual performance review process for different groups in the U.S. population, including corporate and retail employees as well as distribution center management. The study considered job level, performance, experience, and other factors such as promotions and location of jobs. Our audit confirmed that we do not have any systemic pay differences across gender and ethnicity. We are expanding our pay equity audits to include new markets. We’re also focused on eliminating bias and increasing transparency in pay practices and salary ranges and ensuring objectivity around compensation rewards.
Total Rewards. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. Each year, the Compensation and Human Capital Committee conducts a review of our compensation and benefits programs to assess whether the programs are aligned with our business strategies, the competitive practices of our peer companies and our shareholders’ interests.

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
Risks Relating to Macroeconomic Conditions and Our Industry
Global economic conditions have had, and will likely continue to have, an adverse effect on our business, operating results and financial condition.
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. In particular, inflationary pressures negatively impacted our net revenues, operating margins and net income in fiscal year 2022. This includes increased costs of labor, products and freight and, beginning in July 2022, a slowdown in consumer demand for our products. We implemented price increases on many of our products in 2022 in an effort to mitigate some of the effect of higher costs. If these inflationary pressures continue, our revenue, operating margins and net income will be impacted in fiscal year 2023.
In addition, the following factors attributable to uncertain or deteriorating economic and financial market conditions could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have and in the future may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure, and lower gross margins.
•We may be unable to access financing in the credit and capital markets at reasonable rates.
•We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies has had and may in the future have a significant impact on our reported operating results and financial condition. In particular, rapid strengthening of the U.S. Dollar relative to major foreign currencies, including the Euro and British Pound, unfavorably impacted our fiscal year 2022 results. Continued significant fluctuations of foreign currencies against the U.S. Dollar may further negatively impact our financial results, revenue, operating margins and net income.
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton) could have a material adverse effect on our costs, gross margins and profitability.
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

The COVID-19 pandemic has had an adverse effect on our business and results of operations, and we expect adverse impacts to continue.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had an adverse impact on our business and financial performance, particularly in fiscal year 2020, and while the impact was largely limited to China for fiscal year 2022, we expect adverse impacts to continue. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, severity and any resurgences of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally. In addition, many of our customers, including significant customers in our wholesale and franchise distribution channels, closed many of their stores, either temporarily or permanently, which adversely impacted our revenues from these customers and franchisees in prior years. While most of our company-operated stores and wholesale customer doors outside of China were open through fiscal year 2022, we and our customers may choose or be required to restrict operations or close stores in the future.
In addition, consumer fears about becoming ill with the disease may continue, which has adversely affected and may continue to adversely affect foot traffic to our and our customers' stores. Consumer spending, and therefore sales of our products, generally has been and may in the future be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession or inflationary pressures, resulting directly or indirectly, from the COVID-19 pandemic. This may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Any significant reduction in consumer visits to, or spending at, our and our customers' stores caused, directly or indirectly, by COVID-19, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending, would result in a loss of sales and profits and, as a result, adversely impact our financial results.
The COVID-19 pandemic continues to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Vessel, container and other transportation shortages, labor shortages and port congestion globally have in the past delayed and could in the future delay inventory orders and, in turn, deliveries to our wholesale customers and availability in our company-operated stores and e-commerce sites. These supply chain and logistics disruptions have impacted our inventory levels and net revenues in prior periods and could impact our financial results in future periods.
As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also closed many of our corporate office and other facilities, including our corporate headquarters in San Francisco, and implemented a work from home policy for many of our corporate employees. Although we reopened our corporate offices and other facilities in 2022 and have implemented a hybrid work policy for our corporate employees, we may face future closure requirements and other operational restrictions in the future. Our hybrid policy may negatively impact productivity and cause other disruptions to our business. Longer term, the effects of the COVID-19 pandemic may also threaten the health of our employees and adversely impact our health care costs.
We continue to monitor the latest developments regarding the pandemic. We are unable to predict the extent of any continued impact of the pandemic on our business, operations, and financial condition due to the uncertainty of future developments. Any future impacts will depend on, among other things, the further spread and duration of COVID-19, including the impact of variants and resurgences, the requirements to take action to help limit the spread of the illness, the availability, widespread distribution, and acceptance of vaccines and treatments for COVID-19 and the economic impacts of the pandemic, including recession and inflationary pressures. Even in those regions where we have experienced business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. The pandemic may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not consider to present significant risks.
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
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products comes from sources outside the country of distribution. As a result, we are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including:

•currency fluctuations, which have impacted our results of operations significantly in recent years, including fiscal year 2022;
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
For example, the recent conflict between Russia and Ukraine has caused and continues to cause disruption, instability and volatility in global markets. The U.S. and foreign government bodies in jurisdictions in which we operate have announced targeted sanctions and export control measures and have threatened additional sanctions and export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, or particular entities and individuals, including in Belarus. We suspended our business initiatives and the majority of our commercial activity in Russia and Ukraine in the second quarter of 2022, and we deemed the carrying value of certain related long-lived assets to be not recoverable. The ongoing impact of these government measures, as well as any further retaliatory actions taken by Russia, the U.S. and foreign government bodies, is currently unknown and could adversely affect our business, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. The conflict has caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions, the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures and heightened cybersecurity threats. Additionally, the conflict may result in additional unilateral or multilateral export control and sanctions measures, and supply chain and logistics disruptions. Although our operations in Russia were not significant, the conflict has resulted in broader economic and security concerns, including in other geographies, which has adversely affected and may continue to adversely affect our business, financial condition or results of operations.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Changes in foreign currency exchange rates also affect the relative prices at which we and competitors sell products in the same market. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. The unpredictability and volatility of foreign currency exchange rates has adversely impacted our businesses and financial results and ongoing or unusual volatility may continue to adversely impact us.
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, privacy, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act (the "FCPA") and the U.K. Bribery Act. We have put into place policies and procedures for our employees, contractors, and agents aimed at ensuring legal and regulatory compliance. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have an adverse effect on our business.
We may be adversely affected by the financial health of our customers.
We extend credit to our customers based on an assessment of a customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. The ongoing financial uncertainty, particularly for retailers, could also have an effect on our sales, our ability to collect on receivables and our financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters, and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the operations of our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers or vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties' computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Natural disasters or severe weather events in regions that produce key raw materials or other inputs for our products, such as the recent flooding in Pakistan, may drive up the prices of those raw materials or constrain the availability of raw materials, adversely affecting our cost of goods. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, as well as the activities of our third-party vendors and other suppliers, manufacturers, and customers. In addition, the physical changes prompted by climate change could result in changes in regulations, consumer preferences, production capabilities, availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.
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

The appeal of our brands may also depend on the success of our ESG initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain of any effects of climate change as well as diminishing fossil fuel and water resources. Risks related to our ESG initiatives include increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal welfare, and land use. Risks also include increased pressure and regulatory requirements to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to legal, market, operational and execution costs or risks. The metrics we disclose, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. In addition, as we work to align with the recommendations and requirements of various ratings and disclosure organizations and new and evolving regulations, we will likely expand our disclosures in these areas and we may face increased scrutiny related to our ESG activities. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth. We could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosure or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth.
Failure to continue to obtain or maintain high-quality endorsers of our products, or actions taken by our endorsers, could harm our business.
We establish relationships with artists, designers, musicians, athletes and other public figures to develop, evaluate and promote our products. If we are unable to recruit endorsers with consumer appeal or endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken or statements made by our endorsers, associated with our products or brand or otherwise, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our business.
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
In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. For example, if sales do not meet expectations because of unexpected effects on inventory supply and consumer demand, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. Conversely, if we underestimate consumer demand for our products, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand loyalty.
Port congestion, inventory delays, increased and unpredictable lead times, labor shortages, and storage and process capacity pressures within our U.S. distribution centers have impacted our ability to service consumer and wholesale customer demand during fiscal year 2022. We expect these disruptions to continue in the future, at least through the first half of fiscal year 2023. Elevated inventory levels, combined with the uneven flow of receipts and shipments, could cause further capacity pressures within our U.S. distribution centers, resulting in higher costs and limiting our ability to fulfill our consumers’ and wholesale customers' demand. In the event these supply chain disruptions continue, particularly if they are longer or are more severe than we anticipate, our business, operating results and financial condition may be adversely affected.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer's performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 31%, 32% and 29% of our total net revenues in fiscal years 2022, 2021 and 2020, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic, inflationary pressures or recession, such actions are expected to adversely affect our business and financial condition. In addition, competition between our wholesale customers may impact the prices at which they sell our products, thereby impacting the prices at which they are willing to buy products from us. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution.
A decline in the performance or financial condition of a major wholesale customer– including bankruptcy or liquidation– could result in the adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic, inflationary pressures and recession will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing may have an adverse effect on our business and financial condition.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is our “DTC First” strategy, which includes our plan to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, and other brand-dedicated store models. In many locations, we face major, established retail competitors that may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial ongoing investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including as a result of general declines in the macroeconomic environment, could result in significant costs and impacts to our margins. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.
In addition, our investments in consumer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate. These initiatives involve significant investments in IT systems, data science and artificial intelligence initiatives, and significant operational changes. Our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our consumer, digital, and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our operating results would be adversely affected.
If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms or through third party digital marketplaces on which we operate. Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have an adverse impact on the growth of our digital commerce business globally and have an adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers' needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our digital commerce business also include diversion of sales from our and our retailers' brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks could adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
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
•other channels, including vertically-integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and
•shrinking points of distribution, including fewer doors at our customer locations, store closures and decreased foot traffic due to, among other things, the COVID-19 pandemic, or bankruptcy or financial difficulties of a customer.
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
In addition, the retail industry in the United States has experienced substantial consolidation over the last decade, and further consolidation may occur. Consolidation in the retail industry has typically resulted in store closures, centralized purchasing decisions and increased emphasis by retailers on inventory management and productivity, which could result in fewer stores carrying our products or reduced demand by retailers for our products. In addition, we and other suppliers may experience increased customer leverage over us and greater exposure to credit risk as a result of industry consolidation. Furthermore, consolidation may be partly due to consumers continuing to transition away from traditional wholesale retailers to large online retailers, which in turn exposes our products to increased competition and pricing pressure. Any of the foregoing results can impact, and have adversely impacted in the past, our net revenues, margins and ability to operate efficiently.
If we encounter problems with distribution, our ability to deliver our products to market could be adversely affected.
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. Additionally, we are building new company-owned distribution and fulfillment facilities globally to meet our future demand, drive efficiencies and enhance our service capabilities. These new sites are highly automated utilizing industry leading technology and equipment. These actions may make our operations more vulnerable to interruptions in the event of work stoppages or disruption (including as a consequence of public health directives, quarantine policies or social distancing measures imposed by governments), labor disputes, worker shortages, pandemics (such as the COVID-19 pandemic), macroeconomic conditions, geopolitical conflict, the impacts of climate change, earthquakes, floods, fires or other natural disasters affecting these distribution centers. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by work stoppages or disruption, labor disputes, macroeconomic conditions, geopolitical conflict and pandemics. Moreover, our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Additionally, construction of our new facilities may be delayed and once completed, the new sites may encounter lower than anticipated service levels or higher costs as we integrate them into our supply chain. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
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
From time to time, we may acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. For example, in the fourth quarter of fiscal 2021, we acquired Beyond Yoga®, a premium athletic and lifestyle apparel brand. The expected synergies between Levi Strauss & Co. and Beyond Yoga®, such as those related to our entry into the activewear category, complementing our growing women’s business and enabling the allocation of global resources and infrastructure to significantly expand Beyond Yoga®, building on its largely digital ecosystem, may not materialize. Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. These activities are complex, costly and time-consuming and delays or issues encountered in these activities could have an adverse effect on the financial condition of the company. Additionally, the acquisition may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. The pursuit and integration of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. Further, even if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, effectively manage the combined business following the acquisition, or the acquired business may have inadequate or ineffective controls and procedures, any of which could harm our business and financial condition.
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

Implementation of a reduction in workforce, or similar restructuring program actions, may present a number of significant risks, including:
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
Because of these and other factors, we may not fully realize the purpose and anticipated operational benefits or cost savings of any productivity actions and, if we do not, our business and results of operations may be adversely affected. Additionally, there may be a failure to achieve the anticipated levels of cost savings and efficiency as a result of a reduction in workforce, which could adversely impact our business and results of operations.
Our business is affected by seasonality and other factors that result in fluctuations in our quarterly operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in our fourth fiscal quarter has slightly exceeded those in our other three fiscal quarters. In addition, our customers and consumers may cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. These factors, along with other factors that are beyond our control, such as social or political unrest, pandemics, general economic conditions, changes in consumer preferences, weather conditions, the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our quarterly results of operations to fluctuate.
We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any failure, inadequacy, compromise or interruption of that technology or data, or those of third parties upon which we rely, could lead to adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, harm to our ability to effectively operate our business, claims that we breached our data privacy security obligations, harm to our reputation and a loss of customers or sales.
In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary confidential and sensitive data, including personal information, intellectual property, and trade secrets, and we rely upon third parties (such as service providers) for data processing-related activities. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.
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
Over the last several years, we have been and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, we plan to continue the process of implementing a new ERP system across the company with implementation in the United States scheduled for fiscal year 2023. Additionally, we are building new distribution and fulfillment facilities which are highly automated and utilize industry leading technology and equipment. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these systems.
Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and we will continue to invest in these efforts. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to prevent security incidents, cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Any unauthorized access of our or our service providers' information technology systems or networks may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales, fines, lawsuits, government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to or redress problems caused by any unauthorized access.
The failure of our information technology systems and networks to operate effectively, including as a result of the threats described above as well as a result of natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks. Our software or information technology systems, or that of third parties upon whom we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, sales and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. For example, in 2020, SolarWinds Inc., one of our third party software service providers, was subject to a data security incident and, in 2021, a remote code execution vulnerability in Apache log4j was identified as affecting large amounts of systems worldwide. We completed investigations of these incidents and concluded that they resulted in no material adverse impact to us. However, we cannot provide assurance that these and other attacks will not have an impact in the future.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to a third party. Additionally, third-party service providers are also relied upon to design, program, maintain and service our ERP systems. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. For example, our outsourcing entities and other third-party service providers may experience difficulties, disruptions, delays, or failures in their ability to deliver services to us as a result of the ongoing direct and indirect impacts of geopolitical conditions, the broader macroeconomic environment and the ongoing COVID-19 pandemic. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on our costs, as well as impact the timing of receipt of inventory for future seasons. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation.
In fiscal year 2022, we sourced approximately 99% of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to macroeconomic conditions, geopolitical conflict, public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations. Also, we have certain minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. If we do not satisfy the minimum purchase commitments, due to conditions such as decreased demand, we may be charged for estimated adverse purchase commitments.
A contract manufacturer's failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive or process shipments due to factors such as port or transportation conditions, security incidents or storage and process capacity pressures, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins. If we need to replace any contract manufacturer, we may be unable to locate additional contract manufacturers on terms that are acceptable to us, or at all, or we may be unable to locate additional contract manufacturers with sufficient capacity to meet our requirements or to fill our orders in a timely manner.
We require contract manufacturers to make progress toward our sustainability goals and meet our standards and policies in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards or applicable government standards, sanctions or other restrictions. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers, including raw material suppliers, have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to our code of conduct, labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events, could harm our business and reputation.
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
In addition, regulatory developments such as reporting requirements on the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with the sanctions and customs trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material used in the products we sell.
The global apparel industry is subject to intense cost and pricing pressure.
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and we expect them to continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Macroeconomic pressures around the world such as inflation, rising interest rates, energy prices, including the dramatic increases in energy prices in Europe, and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. Pricing pressure has been further exacerbated by the variability and availability of raw materials, combined with labor and cost inflation and uncertainty throughout the supply chain. This pressure could have adverse effects on our business and financial condition, including:
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
The majority of our products are made of cotton, where the remaining balance are made of synthetics, cotton/synthetic blends, and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation, compliance with our working condition, environmental protection, and other standards, and other unpredictable factors. For example, compliance with the sanctions and trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products. Any and all of these factors may be exacerbated by global climate change. Cotton prices have fluctuated significantly in recent months and we expect they will continue to experience unprecedented variability and uncertainty. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates and energy costs in the regions where our contract manufacturers are located, as well as freight costs from those regions that are in turn affected by crude oil prices. Increases in raw material costs, wage rates, energy costs and freight costs, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability, and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs, transportation disruptions or a global trade war.
We import materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, energy costs, labor disputes and work stoppages, political unrest, security incidents, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.
Substantially all of our import operations are subject to complex trade and customs laws, regulations, and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. For example, the U.S. government has imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer, which have not been lifted or changed by the Biden Administration. Currently, of the products that we sell in the United States, less than 1% are manufactured in China. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
The loss of high-quality employees, including members of our executive management and other key employees, or the failure to attract and retain key personnel or maintain our workplace culture could harm our business.
Our future success depends, in part, on the continued service of our high-quality employees, including our executive management team and other key employees, and the loss of the services of any key individual, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our future success also depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is particularly intense in many of the places where we do business, and we may not be successful in attracting and retaining such personnel. Changes to our current and future office environments, adoption of new work models, and our business requirements or expectations about when or how often employees work either on-site or remotely may not meet the expectations of our employees. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. If our employment proposition is not perceived as favorable compared to other companies’ policies, it could negatively impact our ability to attract, hire and retain our employees. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. We believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining, and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
Changes in our management team can also disrupt our business. For example, we appointed a new President effective in January 2023 and made other changes to our executive leadership team. The failure to successfully transition and assimilate key employees could adversely affect our results of operations. To the extent we do not effectively hire, onboard, retain, and motivate key employees, our business can be harmed.
Most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
In North America, most of our distribution employees are covered by various collective bargaining agreements. Outside North America, most of our production and distribution employees are covered by either industry-sponsored or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.

We have substantial liabilities and cash requirements associated with our postretirement benefits, pension, and deferred compensation plans.
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have generated, and will generate, substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns or the market value of plan assets, can affect the funded status of our defined benefit pension, other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements. See Notes 10 and 11 to the consolidated financial statements for more information regarding these obligations.
Risks Related to Legal, Regulatory and Compliance Issues and Changes
We are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition, and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition, and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are or may become involved in various types of claims, lawsuits, regulatory proceedings, and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark and other intellectual property rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines, or penalties, or enter settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy, and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management's attention from our operations and result in substantial legal fees.
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
We may be subject to liability if third parties successfully claim we infringe their intellectual property rights. Defending infringement claims could be expensive and time consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, manufacturing, use, importation or sale of certain products.
We take various actions to prevent the unauthorized use or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used or disclosed, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price or a negative impact on our market position, and could lead to damages, fines, penalties, or injunctions.
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
The enactment of tax legislation, including legislation implementing changes in taxation of international business activities, could adversely impact our financial position and results of operations.
We earn a substantial portion of our income in foreign countries and, as such, we are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change.
Recent tax legislation and regulations, including the enactment of a new corporate minimum tax in the U.S. and the U.S. Treasury Department’s recently issued foreign tax credit regulations, make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed.
Further proposals to reform U.S. and foreign tax laws could significantly impact how we are taxed on our U.S. and foreign earnings. Although we cannot predict whether or in what form current and future proposals may pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
We utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These rulings and agreements expire from time to time and may be extended when certain conditions are met, or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate.
We are also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business or financial consequences.
In addition to our own sensitive and proprietary business information, we handle transactional and personal information, including without limitation personal information about our employees, customers, consumers, and users of our digital experiences, which include online distribution channels and product engagement.
As a result of our data collection and processing activities, we must comply with increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of business and personal data, including personal health information of our employees. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United

Kingdom’s GDPR (the “UK GDPR”) and California’s Consumer Privacy Act of 2018, as amended (the "CCPA") and the California Privacy Rights Act of 2020 (“CPRA”) impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Furthermore, other states in the United States have enacted data privacy laws that have come into effect or will come into effect in the coming months and years. Additionally, laws in certain jurisdictions require data localization and impose restrictions on the transfer of personal information across borders. For example, the EU GDPR generally restricts the transfer of personal information, including employee and consumer information, to countries outside of the EEA without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.
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
We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with existing and forthcoming data privacy and security laws and regulations can be costly and time consuming, and may require changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face significant consequences, including, but not limited to, proceedings against the company by governmental entities (for example, investigations, fines, penalties, audits, inspections) or other entities or individuals, additional reporting requirements or oversight bans, damage to our reputation and credibility, or inability to process data or operate in certain jurisdictions, any of which could have a negative impact on our business, reputation, revenues and profits.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption, and anti-money laundering laws in various jurisdictions around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents, from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state owned or affiliated entities and other third parties where we may be held liable for corrupt or other illegal activities, even if we do not explicitly authorize them. While we have policies and procedures and internal controls to address compliance with such laws, we cannot provide assurance that all of our employees and third-party intermediaries, business partners and agents will not take actions in violation of such policies and laws, for which we may be ultimately held responsible. We are committed to taking appropriate remedial action upon learning that any of our employees or third-party intermediaries, business partners or agents have violated our policies, procedures, or internal controls. In the event that we believe or have reason to believe that our directors, officers, employees or third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or to have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources, and attention from senior management. Violations of the FCPA, the U.K. Bribery Act or other applicable anti-bribery, anti-corruption and anti-money laundering laws often result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties, and fines, any of which could adversely affect our business and financial condition.
Our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing, and other requirements, which could negatively affect our reputation and business.
We license our trademarks to third parties for manufacturing, marketing, and distribution of various products. While we enter into comprehensive agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, and while these agreements provide us with certain termination rights, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our sustainability standards and policies including our supplier code of conduct or applicable government restrictions and regulations. These activities could harm our brand equity, our reputation, and our results of operations.
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in certain circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered and plan to enter in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their businesses, including their stores or websites in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our brand equity, our reputation, and our results of operations.
Our current and future products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands.
There can be no assurance we will be able to detect, prevent or fix all defects that may affect our products. Inconsistency of legislation and regulations may also affect the costs of compliance with such laws and regulations. Such problems could hurt the image of our brands, which is critical to maintaining and expanding our business. Any negative publicity, product recalls or lawsuits filed against us related to the perceived quality or safety of our products could harm our brand, impact our results of operations, and decrease demand for our products.
Risks Relating to Securities, Investment and Liquidity
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses or our financial liquidity could be adversely impacted.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We are also a party to a Second Amended and Restated Credit Agreement (as amended to date, the “Credit Agreement”) with several financial institutions that provides us with a senior secured revolving credit facility (the “Credit Facility”) under which we had $985.6 million of borrowing capacity as of November 27, 2022. We may rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of the COVID-19 pandemic or other macroeconomic and geopolitical conditions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 27, 2022, we had $1.0 billion of unsecured debt. Additionally, we had $985.6 million of borrowing capacity under the Credit Facility. The Credit Facility is secured by domestic and Canadian inventories, accounts receivable, and other assets, such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
•increasing our vulnerability to general adverse economic and industry conditions, including store closures, decreased foot traffic and recession or inflationary pressures;
•limiting our flexibility in planning for or reacting to changes in our business and industry;
•placing us at a competitive disadvantage compared to some of our competitors that have less debt; and
•limiting our ability to obtain additional financing in the future, if required to fund working capital and capital expenditures and for other general corporate purposes.
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
Our ability to pay dividends, repurchase stock and make acquisitions is dependent on a variety of factors, including restrictions in our notes, indentures and Credit Facility that may limit our activities.
We need liquidity sufficient to fund payments of dividends, repurchases of stock and to make acquisitions. Future activities will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Even if we have sufficient resources to pay dividends and to repurchase shares of our common stock, our board of directors may determine to use such resources to fund other company initiatives. Accordingly, we cannot make any assurance that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all.
Additionally, our Credit Facility and certain of the indentures governing our senior unsecured notes contain restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses or engage in other fundamental changes, sell assets, pay dividends and other distributions, repurchase our stock, enter into transactions with affiliates, enter into capital leases or certain leases not in the ordinary course of business, enter into certain derivatives, grant negative pledges on our assets, make loans or other investments, guarantee third-party obligations, engage in sale leasebacks and make changes in our corporate structure. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
If our foreign subsidiaries are unable to distribute cash to us when needed, we may be unable to satisfy our obligations under our debt securities, which could force us to sell assets or use cash that we were planning to use elsewhere in our business.
We conduct our international operations through foreign subsidiaries and we only receive the cash that remains after our foreign subsidiaries satisfy their obligations. We may depend upon funds from our foreign subsidiaries for a portion of the funds necessary to meet our debt service obligations. Any agreements our foreign subsidiaries enter into with other parties, as well as applicable laws and regulations that may subject repatriation payments to taxation or limit the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit cash to affiliated companies, may restrict the ability of our foreign subsidiaries to pay dividends or make other distributions to us. If those subsidiaries are unable to transfer the amount of cash that we need, we may be unable to make payments on our debt obligations, which could force us to sell assets or use cash that we were planning on using elsewhere in our business, which could hinder our operations.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated BB+ by S&P Global Ratings, Ba1 by Moody’s Investors Service, Inc and BB+ by Fitch Ratings, Inc. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. In addition, macroeconomic conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from the macroeconomic environment, geopolitical activities, war, incidents of terrorism, natural disasters, industrial accidents, pandemics (including the COVID-19 pandemic), or responses to these events.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 19, 2023, we had outstanding a total of 96,520,654 shares of Class A common stock and 298,322,925 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with Rule 144 under the Securities Act.
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
This control may adversely affect the market price of our Class A common stock. In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
As of November 27, 2022, there were 6,942,626 shares of Class A common stock and 3,514,739 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock. All of the shares of Class A common stock issuable upon exercise or settlement of such awards, or upon the conversion of shares of Class B common stock issuable upon exercise or settlement of such awards, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.

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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its Audit Committee and Compensation and Human Capital Committee, and qualified executive officers.
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
Any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 27, 2022, we operated two manufacturing-related facilities abroad and 12 distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our principal operating properties in use as of November 27, 2022 is summarized in the following table:

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
In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate two data centers located in Carrollton and Westlake, Texas. As of November 27, 2022, we leased 65 administrative and sales offices in 35 countries, as well as leased 10 warehouses in two countries.
As of November 27, 2022, we had 1,026 company-operated Levi's retail and outlet stores in leased premises in 38 countries: 381 stores in the Americas, 289 stores in Europe and 356 stores in Asia. Additionally, we had 61 Dockers® retail and outlet stores in leased premises, and two Beyond Yoga retail stores.

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
Holders of Record
As of January 19, 2023, there were 51 holders of record of our Class A common stock and 256 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms.
Dividend Policy
We do not have an established annual dividend policy, but we aim to grow our annual cash dividends along with our earnings growth. We will continue to review our ability to pay cash dividends on an ongoing basis and dividends may be declared at the discretion of our board of directors depending upon, among other factors, our financial condition and compliance with the terms of our debt agreements. Our debt arrangements limit our ability to pay dividends. For more detailed information about these limitations, see Note 9 to our audited consolidated financial statements included in this report.
Securities Authorized for Issuance Under Equity Incentive Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500, and the S&P 500 Apparel, Accessories and Luxury Goods. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through November 27, 2022. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at our fiscal year ends of November 24, 2019, November 29, 2020, November 28, 2021 and November 27, 2022:

(in dollars)	March 21, 2019	November 24, 2019	November 29, 2020	November 28, 2021	November 27, 2022
Levi Strauss & Co.	$100.00	$76.40	$87.06	$124.82	$75.73
S&P 500	$100.00	$114.49	$134.47	$172.02	$156.18
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$94.24	$89.99	$99.37	$60.55
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

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
August 29, 2022 - October 2, 2022	1,744,289	$16.37	1,744,289	$695,049,687
October 3, 2022 - October 30, 2022	406,318	$15.85	406,318	$688,609,045
October 31, 2022 - November 27, 2022	—	—	—	$688,609,045
Total	2,150,607	$16.27	2,150,607
_________
(1)We maintain a share repurchase program authorized by our board of directors. Under this program, we may repurchase shares of our capital stock from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date.
During the fourth quarter of 2022, we repurchased 2.2 million shares for $35.0 million, excluding any broker commissions. Such repurchases were made pursuant to our share repurchase program described above. Remaining share repurchase authority was $688.6 million as of January 19, 2023.
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™ and Denizen® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the fourth quarter of fiscal 2021, we acquired Beyond Yoga®, which is a premium athletic and lifestyle apparel brand.
We operate our business according to three reportable segments: Americas, Europe, and Asia, collectively comprising our Levi's Brands business, which includes the Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands. The Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented in our financial statements under the caption of Other Brands.
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-

operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 27, 2022, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of November 27, 2022, we had company-operated stores located in 38 countries and approximately 550 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts, and activewear – represented 67% of our total units sold in both fiscal years 2022 and 2021, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 26% and 25% of our total units sold in fiscal years 2022 and 2021, respectively. The remainder of our products are footwear and accessories. Men's products generated 65% of our net revenues in both fiscal years 2022 and 2021. Women's products generated 33% of our net revenues in both fiscal years 2022 and 2021. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 38% and 37% of our net revenues in fiscal years 2022 and 2021, respectively.
Our Europe and Asia businesses, collectively, contributed 41% of our net revenues and 41% of our segment operating income in fiscal year 2022, as compared to 44% of our net revenues and 39% of our segment operating income in fiscal year 2021. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 53% of our net revenues in fiscal year 2022, as compared to 55% in fiscal year 2021. Sales of Levi’s® brand products represented approximately 87% of our net revenues in both fiscal year 2022 and fiscal year 2021.
Our wholesale channel generated 62% and 64% of our net revenues in fiscal years 2022 and 2021, respectively. Our DTC channel generated 38% and 36% of our net revenues in fiscal years 2022 and 2021, respectively, with our company operated e-commerce business representing 19% and 21% of DTC channel net revenues and 7% and 8% of total net revenues in fiscal years 2022 and 2021, respectively. Our global digital business, which includes our e-commerce sites as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure-play (online-only) wholesalers represent approximately 22% of our total net revenues in both fiscal years.
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth and generate industry-leading shareholder returns. Critical strategies to achieve these objectives include being a brand-led business, putting DTC first, and further diversifying across geographies, categories, genders and channels. We intend to achieve these strategies through operational excellence, financial discipline, and the digital transformation of our business processes and ways of working, including continuing to invest in key omni-channel capabilities, digital tools across the business and updating our ERP system.
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
Given the high level of uncertainty surrounding the future operations of our business in Russia, including the ability to generate future cash flows, the carrying value of our long-lived assets specific to our commercial business in Russia were deemed to be not recoverable. As a result of the Russia-Ukraine crisis, during the second quarter of 2022, we recorded total charges of $60.4 million. The charges reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges. During the second half of 2022, we recognized a $15.8 million gain related to the early termination of certain store lease agreements related to the Russia-Ukraine crisis. All charges are included in selling, general and administrative ("SG&A") expenses in the accompanying consolidated statements of operations.
We are monitoring the effects of this conflict and expect that we will adjust our plans accordingly as the situation progresses. For the year ended November 27, 2022, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. However, the impact to our Europe segment was an approximate $57 million decrease in net revenues on a constant currency basis as compared to the prior year. Net revenues from Russia represented approximately 2% of our total net revenues for fiscal year 2021. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our Europe segment and overall business, financial condition and results of operations.

Supply Chain and U.S. Distribution Center Capacity Constraints
Port congestion, inventory delays, increased and unpredictable lead times, labor shortages, and storage and process capacity pressures within our U.S. distribution centers, are impacting our ability to service consumer and wholesale customer demand, mainly within the United States. During the fourth quarter of 2022, we estimate that these disruptions have resulted in the inability to fulfill U.S. wholesale customer orders with an estimated impact on net revenues of approximately $35 million to $45 million. In an effort to mitigate unpredictable lead times and prepare for our ERP system implementation in April 2023, we intentionally received future season, or core, inventory earlier than our typical practice during the second half of 2022. As of November 27, 2022, we had $420.1 million of inventory in-transit, including inventory received earlier than needed and not yet able to be processed due to process capacity pressures within our distribution centers. These factors are contributing to our elevated inventory levels. While we expect supply chain disruption to continue into the first half of fiscal 2023, we are planning an approximate 25% reduction in inventory buys through the second quarter of fiscal 2023, as we expect to service customer demand using inventories received in 2022.
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
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in fiscal 2022, including increased costs of labor, products and freight, and beginning in July 2022, a slowdown in consumer demand for our products. We implemented price increases on many of our products in 2022 in an effort to mitigate the effect of higher costs. Inflation did not have a significant impact on our results of operations in 2021. If these inflationary pressures continue, our revenue, gross and operating margins and net income will be impacted in 2023.
Impact of COVID-19 on Our Business
The ongoing impact of the COVID-19 pandemic continues to affect our business and results of operations, although to a lesser extent than in prior years. Currently, its effect is primarily on our global supply chain as noted above.
Strict lockdowns and zero-tolerance policy shutdowns in China have resulted in temporary store closures and reduced traffic throughout the country during 2022. Across the rest of our markets, most of our company-operated stores and wholesale customer doors were open throughout the year.
We cannot predict how the COVID-19 pandemic may impact our business and results of operations in fiscal year 2023.
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
•Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. A decline in consumer spending, for any reason, could have an adverse effect on our revenues, operating margins and net income. Inability to appropriately forecast consumer demand could lead to elevated inventory levels both with us and our customers, resulting in fewer full-priced sales and a more promotional environment. Additionally, elevated inventory levels, combined with the uneven flow of receipts and shipments could cause further capacity pressures within our U.S. distribution centers, resulting in higher costs and limiting our ability to fulfill our customer's demand. These trends may impact our financial results, affecting inventory, revenue, operating margins and net income.
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
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2022, our net revenues in the first, second, third and fourth quarters represented 26%, 24%, 24% and 26%, respectively, of our total net revenues for the year. In fiscal year 2021, our net revenues in the first, second, third and fourth quarters represented 23%, 22%, 26% and 29%, respectively, of our total net revenues for the year.
To mitigate risks associated with the April 2023 U.S. ERP implementation, we plan to accelerate wholesale shipments, typically made in the second quarter to the first quarter of 2023. As a result, we estimate that approximately $80 million to $100 million of corresponding net revenues will shift from the second quarter to the first quarter of 2023. Additionally, given the impact on our channel mix, we estimate that gross margins in the first quarter will be unfavorably impacted and gross margins in the second quarter will be favorably impacted.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2022 and 2021 included one Black Friday.
The level of our working capital reflects the seasonality of our business and varies throughout the year to support our seasonal and holiday revenue patterns as well as business trends.

Our Results for the Fourth Quarter of Fiscal Year 2022

•Net revenues.  Compared to the fourth quarter of fiscal year 2021, consolidated net revenues decreased 5.7% on a reported basis and 0.4% on a constant-currency basis. Excluding the effects of currency, revenue growth was essentially flat, as growth in Asia and Latin America was offset with a decline in Europe and the U.S., primarily driven by the impact of the Russia-Ukraine crisis, and ongoing macroeconomic challenges and supply chain disruptions.
•Operating income.  Compared to the fourth quarter of 2021, consolidated operating income decreased 26.5% to $137.0 million from $186.3 million. The decrease was due to lower net revenues and gross margin in the current year, partially offset by lower SG&A expenses.
•Net income. Compared to the fourth quarter of 2021, consolidated net income of $150.6 million decreased from $153.0 million. The decrease was primarily due to lower operating income as described above partially offset by lower income tax expense in the current year. The prior year also included the recognition of $6.2 million in incremental charges related to the early extinguishment of debt.
•Adjusted EBIT. Compared to the fourth quarter of 2021, Adjusted EBIT of $142.3 million decreased from $202.5 million. The decrease was due to lower net revenues and Adjusted gross margin in the current year, partially offset by lower Adjusted SG&A expenses.
•Adjusted net income. Compared to the fourth quarter of 2021, Adjusted net income of $136.6 million decreased from $169.8 million. The decrease was primarily due to the decrease in Adjusted EBIT described above.
•Diluted earnings per share. Compared to the fourth quarter of 2021, diluted earnings per share of $0.38 increased from $0.37 due to a decrease in weighted-average common shares outstanding resulting from incremental share repurchases in the current year partially offset with lower net income described above.
•Adjusted diluted earnings per share. Compared to the fourth quarter of 2021, Adjusted diluted earnings per share of $0.34 decreased from $0.41 mainly due to the lower Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.04.
•Inventory. Compared to the end of the fourth quarter of 2021, inventory as of the end of the fourth quarter of fiscal 2022 has increased 58% primarily due to an increase in goods-in-transit units, intentional earlier receipts and carryforward of future season, or core, inventory to support U.S. implementation of a new ERP system and to mitigate supply chain risk, and the inflation impact on product costs. Higher goods-in-transit and the impact of the ERP contributed approximately 16% and 7% to the increase, respectively.
Our Fiscal Year 2022 Results

•Net revenues.  Compared to fiscal year 2021, consolidated net revenues increased 7.0% on a reported basis and 11.9% on a constant-currency basis. The increase was driven by growth across all segments as a result of higher traffic and demand in the current year, despite macroeconomic challenges and supply chain disruptions that began to impact parts of the business in the second half of 2022.
•Operating income.  Compared to fiscal year 2021, consolidated operating income decreased 5.8% to $646.5 million from $686.2 million as higher net revenues were offset with a lower gross margin and higher SG&A expenses in the current year, which included $40.5 million of impairment and other net charges related to the Russia-Ukraine crisis. As a result of these additional charges, operating margin was 10.5%, 140 basis points lower than 2021.
•Net income. Compared to fiscal year 2021, consolidated net income increased to $569.1 million from $553.5 million. The increase was due to lower interest expense and the inclusion of a COVID-19 subsidy gain in the current year, which was partially offset with lower operating income described above and higher income tax expense. The prior year also included the recognition of $36.5 million in incremental charges related to the early extinguishment of debt.
•Adjusted EBIT. Compared to fiscal year 2021, Adjusted EBIT of $713.0 million was essentially flat as higher net revenues in the current year were offset with higher Adjusted SG&A expenses. Adjusted EBIT margin was 11.6%, 80 basis points lower than the prior year on a reported basis and 40 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to fiscal year 2021, Adjusted net income increased to $603.9 million from $600.9 million. The increase was primarily due to lower interest expense partially offset with higher income tax expense in the current year.

•Diluted earnings per share. Compared to fiscal year 2021, diluted earnings per share of $1.41 increased from $1.35 mainly due to the higher net income described above as well as a decrease in weighted-average common shares outstanding resulting from incremental share repurchases in the current year.
•Adjusted diluted earnings per share. Compared to fiscal year 2021, Adjusted diluted earnings per share of $1.50 increased from $1.47 due to the higher Adjusted net income described above as well as a decrease in weighted-average common shares outstanding resulting from incremental share repurchases in the current year. Currency translation unfavorably affected Adjusted diluted earnings per share by 0.12.
For more information on Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with United States generally accepted accounting principles, and reconciliations of such measures to net income and diluted earnings per share, see “—Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal years 2022 and 2021 were 52-week years, ending on November 27, 2022 and November 28, 2021, respectively and each quarter of fiscal years 2022 and 2021 consisted of 13 weeks.
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

Results of Operations
A discussion regarding our results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our results of operations for fiscal year 2021 compared to fiscal year 2020 can be found under Item 7 – Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended November 28, 2021, filed with the SEC on January 26, 2022.
The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Decrease)	November 27, 2022	November 28, 2021
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$6,168.6	$5,763.9	7.0%	100.0%	100.0%
Cost of goods sold	2,619.8	2,417.2	8.4%	42.5%	41.9%
Gross profit	3,548.8	3,346.7	6.0%	57.5%	58.1%
Selling, general and administrative expenses	2,893.2	2,652.2	9.1%	46.9%	46.0%
Restructuring charges, net	9.1	8.3	9.6%	0.1%	0.1%
Operating income	646.5	686.2	(5.8)%	10.5%	11.9%
Interest expense	(25.7)	(72.9)	64.7%	(0.4)%	(1.3)%
Loss on early extinguishment of debt	—	(36.5)	100.0%	—%	(0.6)%
Other income, net	28.8	3.4	*	0.5%	0.1%
Income before income taxes	649.6	580.2	12.0%	10.5%	10.1%
Income tax expense	80.5	26.7	*	1.3%	0.5%
Net income	$569.1	$553.5	2.8%	9.2%	9.6%
Earnings per common share attributable to common stockholders:
Basic	$1.43	$1.38	3.6%	*	*
Diluted	$1.41	$1.35	4.4%	*	*
Weighted-average common shares outstanding:
Basic	397.3	401.6	(1.1)%	*	*
Diluted	403.8	409.8	(1.5)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for each reportable segment for the periods indicated, and the changes in net revenues for each reportable segment on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 27, 2022	November 28, 2021	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$3,187.4	$2,934.8	8.6%	9.0%
Europe	1,597.2	1,704.0	(6.3)%	3.8%
Asia	952.1	834.7	14.1%	23.6%
Total Levi's Brands net revenues:	5,736.7	5,473.5	4.8%	9.6%
Other Brands	431.9	290.4	48.7%	54.9%
Total net revenues	$6,168.6	$5,763.9	7.0%	11.9%
As compared to the same period in the prior year, total net revenues were affected unfavorably by approximately $252 million in foreign currency exchange rates.
Americas.  Net revenues in our Americas segment increased on both reported and constant-currency bases, with currency affecting net revenues unfavorably by approximately $10 million. Constant-currency net revenues increased as a result of higher revenue across both our wholesale and DTC channels.
Wholesale channel revenue increased across all markets, driven by strong growth of our Levi's brand products in the United States and Latin America. U.S. wholesale channel revenue grew due to an increase in units sold as well as price increases, despite supply chain disruptions, U.S. distribution center capacity constraints and the softening of consumer demand in the second half of the year. The increased revenue in Latin America was driven by both higher volume and price increases.
The increase in DTC channel revenue was driven by strong performance within our company-operated stores, as higher traffic in the current year led to an increase in units sold, as compared to the prior year, where traffic was tempered from the lingering impacts of the ongoing pandemic. Additionally, price increases taken throughout the year and store expansion attributed to the revenue growth, as there were 21 more stores in operation as of November 27, 2022, as compared to November 28, 2021. E-commerce revenue increased primarily from higher average selling prices.
Europe.  Net revenues in Europe decreased on a reported basis and increased on a constant-currency basis, with currency translation affecting net revenues unfavorably by approximately $166 million. Excluding the effects of currency, the Russia-Ukraine crisis adversely impacted net revenues by approximately $57 million for the fiscal year 2022.
Constant-currency net revenues increased in 2022 driven by higher DTC channel revenue despite softened consumer spending in the second half of the year and an approximate $51 million decrease in DTC revenue due to the Russia-Ukraine crisis. The increase in DTC channel revenue was driven by strong performance in our company-operated stores, driven in part from an increase in units sold as consumers returned to in-store shopping after being impacted by the pandemic in the prior year, as well as the benefit of price increases taken throughout the year. This growth was partially offset by 55 fewer stores in operation as of November 27, 2022, as compared to November 28, 2021, primarily due to the closure of stores in Russia. E-commerce revenue declined primarily due to lower online traffic as compared to the prior year.
Wholesale channel revenue decreased, as growth in the first half of the year was offset by softened consumer spending in the second half due to ongoing macroeconomic challenges. As compared to the prior year, growth in franchise partners and higher average selling prices were offset with a decrease in units sold to our traditional wholesale customers, as they tempered demand amid the slowdown in consumer spending.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $64 million. Excluding the effects of currency, net revenues for 2022 grew across both our wholesale and DTC channels, despite continued COVID-19 related lockdowns in China, which resulted in a decline in net revenues of approximately $33 million in comparison to the prior year.

The increase in wholesale channel revenue was primarily due to growth across most markets, particularly India, as a result of higher demand and order replenishments in the current year as compared to the prior year, which was impacted by COVID-19 related restrictions and lockdowns in a number of markets. Price increases taken in the current year also attributed to revenue growth. Additionally, net revenues of our digital wholesale customers grew in 2022 as compared to the prior year.
The increase in DTC channel revenue was primarily due to strong performance in our company-operated stores, as higher traffic in the current year led to an increase in units sold, as compared to the prior year, which was impacted by COVID-19 related restrictions and lockdowns in a number of markets. Additionally, price increases taken throughout the year and store expansion attributed to the revenue growth, as there were 28 more stores in operation as of November 27, 2022, as compared to November 28, 2021, as well as the addition of approximately 80 company-operated shop in shops which were previously licensed in Thailand. E-commerce revenue grew primarily due to increased online traffic as compared to the prior year.
Other Brands.  Net revenues in Other Brands increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $12 million. The increase in net revenues was primarily driven by the inclusion of a full year of Beyond Yoga® revenues, approximately $98 million, in the current year as compared to the prior year which included revenues as of the the date of acquisition, as well as growth of our Dockers® brand.
Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$6,168.6	$5,763.9	7.0%
Cost of goods sold	2,619.8	2,417.2	8.4%
Gross profit	$3,548.8	$3,346.7	6.0%
Gross margin	57.5%	58.1%
As compared to the same period in the prior year, currency translation unfavorably impacted gross profit by approximately $155 million. The decrease in gross margin was primarily due to the unfavorable impact of currency, including transaction and translation impacts, which negatively impacted gross margin by approximately 50 basis points. Favorable product mix and price increases were mostly offset with higher product costs, lower full priced sales and the inclusion of $15 million in reductions in COVID-19 related inventory costs recognized in the prior year.

Selling, general and administrative expenses
The following table shows SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Decrease)	November 27, 2022	November 28, 2021
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,220.2	$1,136.0	7.4%	19.8%	19.7%
Advertising and promotion	463.7	434.5	6.7%	7.5%	7.5%
Administration	481.2	485.5	(0.9)%	7.8%	8.4%
Other	728.2	596.2	22.1%	11.8%	10.3%
Total SG&A expenses	$2,893.3	$2,652.2	9.1%	46.9%	46.0%
Currency translation affected SG&A expenses favorably by approximately $104 million as compared to the prior year.
Selling.  Currency translation impacted selling expenses favorably by approximately $58 million for the year ended November 27, 2022. The increase in selling expenses is primarily due to higher sales volume in the current year as compared to the prior year which included temporary store closures in certain markets as a result of the pandemic as well as higher labor costs in the current year as a result of inflation.
Advertising and promotion.  Currency translation impacted advertising and promotion expense favorably by approximately $20 million for the year ended November 27, 2022. The increase in advertising and promotion expenses was primarily due to higher spend on media and demand generation in the current year to support growth in revenue.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $12 million for the year ended November 27, 2022. The decrease in administration costs was primarily due to lower incentive compensation costs as compared to the prior year, which was partially offset by the recognition of $40.5 million in charges related to the Russia-Ukraine crisis, mostly impairment charges, including $33.3 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to other property, plant and equipment, net of a $15.8 million gain on the early termination of store leases.
Other.  Other costs include distribution, information resources, and marketing organization costs. Currency translation impacted other SG&A expenses favorably by approximately $14 million for fiscal year 2022. The increase in other costs was primarily due to higher distribution expenses attributable to higher labor costs as a result of inflation. Higher information technology expenses also contributed to the increase in costs as we continue to make ongoing strategic investments in technology and our DTC business.
Restructuring charges, net
During the year ended November 27, 2022, we recognized restructuring charges of $9.1 million as compared to restructuring charges of $8.3 million in the prior year. The charges consist primarily of severance and other post-employment benefits related to a restructuring initiative that commenced during the year and is expected to continue through fiscal year 2023.

Operating income
The following table shows operating income for each reportable segment and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding segment net revenues or consolidated net revenues:

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Decrease)	November 27, 2022		November 28, 2021
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$654.4	$660.2	(0.9)%	20.5%		22.5%
Europe	349.9	396.4	(11.7)%	21.9%		23.3%
Asia	111.2	35.1	216.8%	11.7%		4.2%
Total Levi's Brands operating income	1,115.5	1,091.7	2.2%	19.4%		19.9%
Other Brands	17.1	10.4	64.4%	4.0%		3.6%
Restructuring charges, net	(9.1)	(8.3)	9.6%	(0.1)%	❖	(0.1)%	❖
Corporate expenses	(477.0)	(407.6)	17.0%	(7.7)%	❖	(7.1)%	❖
Total operating income	$646.5	$686.2	(5.8)%	10.5%	❖	11.9%	❖
Operating margin	10.5%	11.9%
______________
 ❖ Percentage of consolidated net revenues

Currency translation affected total operating income in fiscal year 2022 unfavorably by approximately $49 million as compared to the prior year.
Segment operating income.
•Americas.  Currency translation unfavorably affected operating income in the segment by approximately $4 million as compared to the prior year. Operating income for fiscal 2022 was essentially flat as compared to the prior year, as higher net revenues were offset with higher SG&A expenses as a percentage of net revenues.
•Europe.  Currency translation unfavorably affected operating income in the segment by approximately $45 million as compared to the prior year. Excluding the effects of currency, the decrease in operating income was primarily due to higher SG&A expenses as a percentage of net revenues, partially offset with higher net revenues and gross margin.
•Asia.  Currency translation unfavorably affected operating income in the segment by approximately $7 million as compared to the prior year. Excluding the effects of currency, the increase in operating income was primarily due to higher net revenues and gross margin in the current year, as well as leverage on SG&A expenses as they represented a lower percentage of net revenues as compared to the prior year.
•Other Brands.  Currency translation did not have a significant impact on operating income for fiscal year 2022. The increase in operating income was primarily due to higher net revenues and gross margin in the current year as compared to the prior year, as SG&A expenses as a percentage of net revenues were flat.
Restructuring charges, net. Currency translation did not have a significant impact on operating income for fiscal year 2022. During the years ended November 27, 2022 and November 28, 2021, we recognized restructuring charges of $9.1 million and $8.3 million, respectively, consisting primarily of severance and other post-employment benefits.
Corporate expenses.  Currency translation favorably affected corporate expenses by approximately $5 million as compared to the prior year. Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are certain impairment charges, acquisition related charges, COVID-19 related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin.
The increase in corporate expenses for the year ended November 27, 2022 primarily reflects $40.5 million in charges related to the Russia-Ukraine crisis, primarily related to impairment and other related charges, net of a $15.8 million gain on the early termination of certain store leases. Higher global sourcing costs, including foreign currency transaction losses related to the procurement of inventory on behalf of our foreign subsidiaries and higher information technology expenses also contributed to the increase in corporate expenses. This was partially offset with higher foreign exchange gains from our hedging program recognized in the current year as compared to the prior-year period.
Operating margin. Currency translation affected total operating margin in fiscal year 2022 unfavorably by approximately 40 basis points as compared to the prior year. Compared to fiscal year 2021, consolidated operating income decreased 5.8% to $646.5 million from $686.2 million as higher net revenues were offset with a lower gross margin and higher SG&A expenses in the current year, which included $40.5 million of impairment and other net charges related to the Russia-Ukraine crisis. During fiscal year 2022, the unfavorable impact of transactional currency was approximately 40 basis points.
Interest expense
Interest expense was $25.7 million for the year ended November 27, 2022, as compared to $72.9 million in the prior year. Interest expense decreased due to lower interest on debt borrowings in the current year, related to our debt refinancing activities performed in the second quarter of 2021. Additionally, in comparison to prior year, interest expense related to our deferred compensation plans was $29.6 million lower, due to the favorable impact of changes in market conditions.
Our weighted-average interest rate on average borrowings outstanding for fiscal year 2022 was 3.96%, as compared to 4.32% for fiscal year 2021.
Loss on early extinguishment of debt
During the year ended November 28, 2021, we recognized a net loss of $36.5 million primarily related to the early extinguishment of our 5.00% Senior Notes due 2025.
Other income, net
Other income, net, primarily consists of foreign exchange management activities and transactions. For the years ended November 27, 2022 and November 28, 2021, we recorded net other income of $28.8 million and $3.4 million, respectively. The increase in other income was primarily due to the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government in the current year as reimbursement for COVID-19 losses incurred in prior years and the recognition of net unrealized gains on marketable securities held in connection with our deferred compensation plan of $6.9 million, including $19.9 million of gains related to prior periods. Additionally, we incurred a lower amount of foreign exchange management losses as compared to the prior year.
Income tax expense
Income tax expense was $80.5 million for the year ended November 27, 2022, compared to $26.7 million for the prior year. Our effective income tax rate was 12.4% for the year ended November 27, 2022, compared to 4.6% for the prior year. The increase in the effective tax rate in fiscal year 2022 as compared to fiscal year 2021 was primarily driven by lower benefit from the foreign derived intangible income deduction on actual and deemed royalty income and lower benefit from stock-based compensation exercises in fiscal year 2022, partially offset by a higher benefit from an international intellectual property transaction.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. We plan to deploy capital across all four of our capital allocation priorities: (1) to reinvest 3.5-4% of our revenue in capital, including high growth investment opportunities and initiatives, to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, with a dividend payout ratio target of 25-35% of net income; (3) to pursue high return on investment acquisitions, both organic and inorganic, that support our current strategies; and (4) to repurchase shares with the goal of offsetting dilution or opportunistic buybacks or both, while maintaining an adequate public float of our shares. Our aim is to return 55-65% of our Adjusted free cash flow to stockholders in the form of dividends and share repurchases. We continue to concentrate our capital investments in new stores, distribution capacity and technology to accelerate the profitable growth of our business. For more information on our calculation of Adjusted free cash flow, a non-GAAP financial measures, see "- Non-GAAP Financial Measures."
Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant. Additionally, while our board of directors has approved a share repurchase program, the timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital and the program may be suspended or discontinued at any time.
Cash sources
We have historically relied primarily on cash flows from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales.
Our Credit Agreement provides for an asset-based, senior secured revolving credit facility ("Credit Facility"), in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $1.0 billion, of which $950.0 million is available to us for revolving loans in U.S. Dollars and $50.0 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.
As of November 27, 2022, we did not have any borrowings under the Credit Facility, unused availability under the facility was $985.6 million, and our total availability of $1.0 billion, based on collateral levels as defined by the agreement, was reduced by $14.4 million of stand-by letters of credit and other credit-related instruments. We also had cash and cash equivalents totaling approximately $429.6 million and short-term investments of $70.6 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.5 billion.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, payment of taxes resulting from net settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("2016 Plan"), and our 2019 Equity Incentive Plan as amended to date ("2019 Plan"), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
On May 31, 2022, our board of directors approved a new share repurchase program that authorizes the repurchase of up to $750 million of our Class A common stock. The previously approved $200 million share repurchase program was completed as of the end of the second quarter of 2022. During fiscal 2022, 8.7 million shares were repurchased for $172.9 million, plus broker's commissions, in the open market.
In January 2023, our board of directors declared a cash dividend of $0.12 per share to holders of record of its Class A and Class B common stock at the close of business on February 8, 2023, for a total quarterly dividend of approximately $47 million. In the absence of a dividend policy, we will continue to declare dividends on a quarterly basis and the expectation is that they will grow in line with net income. At this time, we expect dividends to be at $0.12 per share.

Cash requirements for fiscal 2023 are expected to consist primarily of capital expenditures for investments in new stores, distribution capacity and technology. Total capital expenditures for fiscal 2023 are expected to be approximately $280 million.
The following table summarizes current and long-term material cash requirements as of November 27, 2022:

	Material Cash Requirements
	Total	2023	2024	2025	2026	2027	Thereafter

	(Dollars in millions)
Short-term and long-term debt obligations	$1,006	$12	$—	$—	$—	$494	$500
Interest(1)	221	37	36	36	34	22	56
Future minimum payments(2)	1,215	261	218	177	141	113	305
Inventory purchase commitments(3)	741	741	—	—	—	—	—
Purchase obligations(4)	378	104	79	67	32	13	83
Postretirement obligations(5)	44	6	6	5	5	5	17
Pension obligations(6)	133	14	14	13	13	13	66
Long-term employee related benefits(7)	114	9	9	5	4	3	84
Total	$3,852	$1,184	$362	$303	$229	$663	$1,111
______________
(1)Interest obligations are computed using constant interest rates until maturity.
(2)Amounts reflect contractual obligations relating to our existing leased facilities as of November 27, 2022, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see "Item 2 – Properties."
(3)Inventory purchase commitments represent agreements to purchase fixed or minimum quantities of goods, including fabric commitments, at determinable prices.
(4)Amounts reflect estimated commitments of $142 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $236 million for human resources, advertising, information technology and other professional services.
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
(6)The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2023 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of our third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 10 to our audited consolidated financial statements included in this report.
(7)Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 11 to our audited consolidated financial statements included in this report.
The above table does not include amounts related to our uncertain tax positions of $38.1 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. Based on the fair value of our capital stock and the number of shares outstanding as of November 27, 2022, future payments related to shares surrendered for employee tax withholding on the exercise or vesting of outstanding equity awards could range up to approximately $50 million, which could become payable in 2023.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 27, 2022	November 28, 2021

	(Dollars in millions)
Cash provided by operating activities	$228.1	$737.3
Cash used for investing activities	(235.7)	(571.8)
Cash (used for) provided by financing activities	(365.4)	(840.9)
Cash and cash equivalents as of fiscal year end	429.6	810.3
Cash flows from operating activities
Cash provided by operating activities was $228.1 million for fiscal year 2022, as compared to $737.3 million for fiscal year 2021. The decrease in cash provided by operating activities in fiscal year 2022 is primarily driven by higher spending on inventory and SG&A expenses, partially offset by higher collections of trade receivables.
Cash flows from investing activities
Cash used for investing activities was $235.7 million for fiscal year 2022, as compared to $571.8 million for fiscal year 2021. The decrease in cash used for investing activities is due to payments incurred in fiscal year 2021 for a business acquisition, along with higher net receipts to settle foreign exchange contracts and from short-term investments in fiscal year 2022. These were partially offset by higher payments for capital expenditures during fiscal year 2022.
Cash flows from financing activities
Cash used for financing activities was $365.4 million for fiscal year 2022, as compared to $840.9 million for fiscal year 2021. Cash used in 2022 primarily reflects common stock repurchases of $175.7 million and dividend payments of $174.3 million. Cash used in fiscal year 2021 primarily reflects redemption of $1.0 billion senior notes due 2025, dividend payments of $104.4 million, and common stock repurchases of $85.9 million, partially offset by proceeds from issuance of new senior notes of $500.0 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of November 27, 2022, 100% was fixed-rate debt, net of capitalized debt issuance costs. As of November 27, 2022, our required aggregate debt principal payments of $1.0 billion begin in 2027. Short-term borrowings of $11.7 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 27, 2022.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin, and Adjusted Diluted Earnings per Share
We define the following non-GAAP measures as follows:

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Gross profit	Adjusted gross profit	Gross profit excluding COVID-19 and acquisition related inventory costs
Gross margin	Adjusted gross margin	Adjusted gross profit as a percentage of net revenues
Selling, general and administration ("SG&A") expenses	Adjusted SG&A	SG&A expenses excluding changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, impairment charges and early termination gains, net and restructuring related charges, severance and other, net.
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income	Adjusted EBIT	Net income excluding income tax expense, interest expense, other (income) expense, net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net.
Net income margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues.
Net income	Adjusted net income
Net income excluding loss on early extinguishment of debt, COVID-19 government subsidy gains, unrealized gains on marketable securities originating in prior years, charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Cuts and Jobs Act ("Tax Act"), adjusted to give effect to the income tax impact of such adjustments.

Net income	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income margin	Adjusted net income margin	Adjusted net income as a percentage of net revenues
Diluted earnings per share	Adjusted diluted earnings per share	Adjusted net income per weighted-average number of diluted common shares outstanding
We believe Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted net income, Adjusted EBITDA, Adjusted net income margin and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted net income, Adjusted EBITDA, Adjusted net income margin and Adjusted diluted earnings per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect income tax payments that reduce cash available to us;
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us;

•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other income, which includes realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share exclude COVID-19 government subsidy gains, unrealized gains on marketable securities originating in prior years, and loss on early extinguishment of debt;
•all of these non-GAAP financial measures exclude the expense resulting from the impact of changes in fair value on our cash-settled stock-based compensation awards;
•all of these non-GAAP financial measures exclude COVID-19 related inventory costs and other charges, acquisition and integration charges, and restructuring and restructuring related charges, severance and other, net which can affect our current and future cash requirements;
•all of these non-GAAP financial measures exclude certain other SG&A expense items, which include severance, transaction and deal related costs, including acquisition and integration costs which can affect our current and future cash requirements;
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

Adjusted Gross Profit, Adjusted SG&A, Adjusted Net Income and Adjusted Diluted Earnings per Share:
The following tables present our statement of operations on an as reported basis, as well as on an as adjusted basis, which is after the consideration of non-GAAP adjustments. All of these non-GAAP financial measures should be considered along with net income and other operating and financial performance measures prepared and presented in accordance with GAAP.

	Year Ended November 27, 2022

	As reported	Non-GAAP Adjustments	As adjusted

	(Dollars in millions)
Net revenues	$6,168.6	$—	$6,168.6
Cost of goods sold	2,619.8	(3.4)	2,616.4
Gross profit/Adjusted gross profit(1)	3,548.8	3.4	3,552.2
Gross margin/Adjusted gross margin	57.5%		57.6%
SG&A expenses/Adjusted SG&A(2)	2,893.2	(54.0)	2,839.2
SG&A margin/Adjusted SG&A margin	46.9%		46.0%
Restructuring charges, net	9.1	(9.1)	—
Operating income/Adjusted EBIT(3)	646.5	66.5	713.0
Operating margin/Adjusted EBIT margin(3)	10.5%		11.6%
Interest expense	(25.7)	—	(25.7)
Other income (expense), net(4)	28.8	(32.4)	(3.6)
Income before income taxes	649.6	34.1	683.7
Income tax expense(5)	80.5	(0.7)	79.8
Net income/Adjusted net income	$569.1	$34.8	$603.9
Net income margin/Adjusted net income margin	9.2%		9.8%
Diluted earnings per share/Adjusted diluted earnings per share	$1.41	$0.09	$1.50
_____________
(1)Adjustments include (i) $1.4 million in COVID-19 related inventory charges; and, (ii) $2.0 million in acquisition charges related to the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.
(2)Adjustments include (i) $33.2 million in impairment charges and early termination gains, net related to the Russia-Ukraine crisis; (ii) $10.3 million in restructuring related charges, severance and other, net including $7.3 million in charges related to the Russia-Ukraine crisis; (iii) $6.0 million of acquisition and integration related charges; and (iv) $3.9 million in COVID-19 related charges. Other charges included in restructuring related charges, severance and other, net include charges related to transaction and deal related costs.
(3)Adjusted EBIT and Adjusted EBIT margin are reconciled from net income and net income margin, respectively, which are the most comparable GAAP measures. Refer to the "Adjusted EBIT and Adjusted EBITDA" table for more information.
(4)Adjustments include (i) $19.9 million unrealized gains on marketable equity securities recognized out-of-period in the fourth quarter of 2022; and, (ii) $12.5 million gain reflecting a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(5)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Additionally, $4.0 million of incremental tax expense associated with the out-of-period adjustment recognized in the fourth quarter of 2022 have been excluded.

	Year Ended November 28, 2021

	As reported	Non-GAAP Adjustments	As adjusted

	(Dollars in millions)
Net revenues	$5,763.9	$—	$5,763.9
Cost of goods sold	2,417.2	11.2	2,428.4
Gross profit/Adjusted gross profit(1)	3,346.7	(11.2)	3,335.5
Gross margin/Adjusted gross margin	58.1%		57.9%
SG&A expenses/Adjusted SG&A(2)	2,652.2	(29.6)	2,622.6
SG&A margin/Adjusted SG&A margin	46.0%		45.5%
Restructuring charges, net	8.3	(8.3)	—
Operating income/Adjusted EBIT(3)	686.2	26.7	712.9
Operating margin/Adjusted EBIT margin(3)	11.9%		12.4%
Interest expense	(72.9)	—	(72.9)
Loss on early extinguishment of debt	(36.5)	36.5	—
Other income, net	3.4	—	3.4
Income before income taxes	580.2	63.2	643.4
Income tax expense(4)	26.7	15.8	42.5
Net income/Adjusted net income	$553.5	$47.4	$600.9
Net income margin/Adjusted net income margin	9.6%		10.4%
Diluted earnings per share/Adjusted diluted earnings per share	$1.35	$0.12	$1.47
_____________
(1)Adjustments include (i) $15.1 million in reductions in COVID-19 related inventory charges primarily related to reductions in our estimate of adverse fabric purchase commitments, initially recorded in the second quarter of 2020; and (ii) $3.9 million in acquisition charges related to the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.
(2)Adjustments include (i) $16.2 million in restructuring related charges, severance and other, net; (ii) $5.4 million in COVID-19 related charges which primarily include impairment charges of certain retail store related assets partially offset with reductions in allowances related to customer receivables; (iii) $4.2 million in charges related to changes in fair value on cash-settled stock-based compensation; (iv) and $3.8 million in acquisition and integration related charges. Other charges included in restructuring related charges, severance and other, net include charges related to an international customs audit and transaction and deal related costs.
(3)Adjusted EBIT and Adjusted EBIT margin is reconciled from net income and net income margin, respectively, which are the most comparable GAAP measures. Refer to the "Adjusted EBIT and Adjusted EBITDA" table for more information.
(4)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Year Ended
	November 27, 2022	November 28, 2021

	(Dollars in millions)
Most comparable GAAP measure:
Net income	$569.1	$553.5

Non-GAAP measure:
Net income	569.1	553.5
Income tax expense	80.5	26.7
Interest expense	25.7	72.9
Other income, net	(28.8)	(3.4)
Loss on early extinguishment of debt	—	36.5
Impact of changes in fair value on cash-settled stock-based compensation	0.6	4.2
COVID-19 related inventory costs and other charges	5.3	(9.7)
Acquisition and integration related charges(1)	8.0	7.7
Impairment charges and early termination gains, net(2)	33.2	—
Restructuring and restructuring related charges, severance and other, net(3)	19.4	24.5
Adjusted EBIT	$713.0	$712.9
Depreciation and amortization(4)	154.5	142.0
Adjusted EBITDA	$867.5	$854.9
Adjusted EBIT margin	11.6%	12.4%
_____________
(1)Acquisition and integration related charges include the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga acquisition.
(2)For the year ended November 27, 2022, impairment charges and early termination gains, net include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $33.3 million of certain store right-of-use assets, net of a $15.8 million on the early termination of store leases related to the Russia-Ukraine crisis.
(3)For the year ended November 27, 2022, restructuring and restructuring related charges, severance and other, net includes $7.3 million of charges related to the Russia-Ukraine crisis. Other, net includes charges related to an international customs audit, transaction and deal related costs.
(4)Depreciation and amortization amount net of amortization included in Restructuring and restructuring related charges, severance and other, net.

Net Debt and Leverage Ratio:
We define net debt, as total debt, excluding finance leases, less cash and cash equivalents and short-term investments in marketable securities. We define leverage ratio, as the ratio of total debt to the last 12 months Adjusted EBITDA. Our management believes that net debt and leverage ratio are important measures to monitor our financial flexibility and evaluate the strength of our balance sheet. Net debt and leverage ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net debt and leverage ratio should not be considered in isolation or as substitutes for an analysis of our results prepared and presented in accordance with GAAP.
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to net debt for each of the periods presented.

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Most comparable GAAP measure:
Total debt, excluding finance leases	$996.2	$1,026.6

Non-GAAP measure:
Total debt, excluding finance leases	$996.2	$1,026.6
Cash and cash equivalents	(429.6)	(810.3)
Short-term investments in marketable securities	(70.6)	(91.5)
Net debt	$496.0	$124.8
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Total debt, excluding finance leases	$996.2	$1,026.6
Last twelve months Adjusted EBITDA	$867.5	$854.9
Leverage ratio	1.1	1.2

Adjusted Free Cash Flow:
In fiscal 2022, the definition of Adjusted free cash flow, a non-GAAP financial measure, was revised to include net cash flow from operating activities less purchases of property, plant and equipment. Previously, we defined Adjusted free cash flow as net cash flow from operating activities less purchases of property, plant and equipment, plus proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, less payment of debt extinguishment costs, less repurchases of common stock, tax withholdings on equity award exercises, and cash dividends to stockholders. We believe this revised definition is a more representative measure of our free cash flow, assists in the comparability of results, and is consistent with how management reviews performance. The table below includes the recast of prior period results. Additionally, we will provide updated non-GAAP reconciliations under this revised definition in future reports for the relevant prior year periods.
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

	Year Ended
	November 27, 2022	November 28, 2021

	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$228.1	$737.3
Net cash used for investing activities	(235.7)	(571.8)
Net cash (used for) provided by financing activities	(365.4)	(840.9)

Non-GAAP measure:
Net cash provided by operating activities	$228.1	$737.3
Purchases of property, plant and equipment	(267.1)	(166.9)
Adjusted free cash flow	$(39.0)	$570.4

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

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Decrease) (Over Prior Year)

	(Dollars in millions)
Total revenues
As reported	$6,168.6	$5,763.9	7.0%
Impact of foreign currency exchange rates	—	(251.7)	*
Constant-currency net revenues	$6,168.6	$5,512.2	11.9%

Americas
As reported	$3,187.4	$2,934.8	8.6%
Impact of foreign currency exchange rates	—	(9.9)	*
Constant-currency net revenues - Americas	$3,187.4	$2,924.9	9.0%

Europe
As reported	$1,597.2	$1,704.0	(6.3)%
Impact of foreign currency exchange rates	—	(165.7)	*
Constant-currency net revenues - Europe	$1,597.2	$1,538.3	3.8%

Asia
As reported	$952.1	$834.7	14.1%
Impact of foreign currency exchange rates	—	(64.4)	*
Constant-currency net revenues - Asia	$952.1	$770.3	23.6%

Other Brands
As reported	$431.9	$290.4	48.7%
Impact of foreign currency exchange rates	—	(11.7)	*
Constant-currency net revenues - Other Brands	$431.9	$278.7	55.0%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT Margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Decrease) (Over Prior Year)

	(Dollars in millions)
Adjusted EBIT(1)	$713.0	$712.9	—%
Impact of foreign currency exchange rates	—	(51.2)	*
Constant-currency Adjusted EBIT	$713.0	$661.7	7.8%

Adjusted EBIT margin	11.6%	12.4%	(6.5)%
Impact of foreign currency exchange rates	—	(0.4)%	*
Constant-currency Adjusted EBIT margin(2)	11.6%	12.0%	(3.3)%
_____________
(1)Adjusted EBIT is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues. Constant-currency Adjusted EBIT margin includes the unfavorable transactional impact of currency, including approximately 40 basis points for fiscal year 2022.
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Year Ended
	November 27, 2022	November 28, 2021	% Increase (Over Prior Year)

	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$603.9	$600.9	0.5%
Impact of foreign currency exchange rates	—	(46.9)	*
Constant-currency Adjusted net income	$603.9	$554.0	9.0%
Constant-currency Adjusted net income margin(2)	9.8%	10.0%

Adjusted diluted earnings per share	$1.50	$1.47	2.0%
Impact of foreign currency exchange rates	—	(0.12)	*
Constant-currency adjusted diluted earnings per share	$1.50	$1.35	11.1%
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
Revenue recognition.  Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. We recognize allowances for estimated returns in the period in which the related sale is recorded. These estimates are calculated based on a history of actual returns, estimated future returns and information regarding retailer inventory levels. In addition, allowances for estimated returns may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We recognize allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. These estimates are calculated using the most likely amount method. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific customer and product-specific facts and circumstances related to the current period. The determination of sales allowances is considered a critical accounting estimate because significant judgement is required to estimate sales volume and demand. Actual allowances may differ from estimates due to changes in sales volume based on wholesale customer or consumer demand and changes in customer and product-specific circumstances.
Inventory valuation.  We value inventories at the lower of cost or net realizable value. In determining inventory net realizable value, substantial consideration is given to the expected product selling price. We estimate expected selling prices based on our historical recovery rates for sale of slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of disposition, and current consumer preferences. We record an adjustment to inventory when future estimated selling price is less than cost. The determination of inventory net realizable value is considered a critical accounting estimate because significant judgment is required to evaluate whether there will be future demand for inventories held as well as the prices at which our wholesale customers and retail consumers are willing to pay for these inventories. Estimates may differ from actual results due to changes in resale or market value, avenues of disposition, consumer and retailer preferences and economic conditions.
Impairment. Upon acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and customer relationships. Goodwill and certain other intangible assets deemed to have indefinite useful lives, including trademark intangible assets, are not amortized, but are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable.
We review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all indefinite-lived assets and reporting units except Beyond Yoga, which is performed in the third quarter.
When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we can perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For fiscal 2022, we elected to perform the qualitative assessment for the goodwill in certain of our reporting units and certain indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors, as of the test date, to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.

For our other reporting units and other indefinite-lived intangible assets, including Beyond Yoga, a quantitative assessment was performed. Determination of the fair value of a reporting unit and intangible asset is based on management’s assessment, using industry accepted valuation models. Third-party valuation specialists are engaged when necessary. This determination is judgmental in nature and often involves the use of significant estimates and assumptions, which may include revenue growth rates and profit margins, terminal value, a royalty rate and a discount rate. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Furthermore, estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding not only our future plans, but industry and other market conditions outside of our control. Given the uncertainty of global economic conditions, those estimates could be significantly different than future performance.
The Beyond Yoga reporting unit assets and liabilities, including the intangible assets, were established in the fourth quarter of 2021 at the fair value on the acquisition date. Based on the annual assessment in 2022, the fair values of the reporting unit and the intangible assets have modestly increased and exceed their respective carrying values. If our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the reporting unit, the intangible assets, or both might decline and lead to impairment charges in the future. Several factors could impact the Beyond Yoga brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors and other strategic initiatives to drive increased profitability. Given the relatively small excess fair value over carrying value, if profitability trends decline over time from those that are expected, it is possible that an interim test, or our annual impairment test, could result in an impairment of the related assets. Our other reporting units and intangible assets, primarily related to the 1985 acquisition of the Company by Levi Strauss Associates Inc., had substantial fair value in excess of carrying value.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill and Intangible Assets, see Note 1: Significant Accounting Policies - Goodwill and Intangible Assets.
Income tax.  Significant judgment is required in determining our global income tax provision. The determination of our income tax provision is considered a critical accounting estimate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for a valuation allowance.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.
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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 27, 2022, we had forward foreign exchange contracts, of which $649.7 million were contracts to buy and $505.7 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2024.
As of November 28, 2021, we had forward foreign exchange contracts to buy $952.4 million and to sell $394.1 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2023.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 27, 2022 and November 28, 2021. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2024.

	As of November 27, 2022			As of November 28, 2021
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value

	(Dollars in millions)
Currency
Australian Dollar	0.69	$(2.8)	$0.4	0.73	$20.7	$0.3
Brazilian Real	5.12	6.8	0.4	5.85	5.9	(0.1)
Canadian Dollar	1.30	95.9	2.1	1.26	85.5	(0.5)
Swiss Franc	0.93	(7.2)	—	0.92	(15.2)	(0.3)
Chilean Peso	924.50	11.3	0.3	847.47	12.4	0.1
Czech Koruna	23.54	(1.3)	—	22.03	(1.2)	—
Danish Krone	7.10	(1.4)	—	6.44	(2.8)	(0.1)
Euro	1.08	(104.8)	9.9	1.17	169.9	10.4
British Pound Sterling	1.20	95.1	0.7	1.31	114.0	(2.4)
Hong Kong Dollar	7.82	6.8	—	7.79	5.9	—
Hungarian Forint	403.53	(3.4)	—	316.9	(4.4)	(0.1)
Japanese Yen	126.47	31.7	1.4	108.21	73.1	3.5
South Korean Won	1,269.54	23.2	0.8	1,169.36	33.2	0.6
Mexican Peso	20.92	(17.2)	(3.2)	21.32	46.8	2.1
Norwegian Krone	9.96	(1.0)	—	8.59	(0.7)	—
New Zealand Dollar	0.62	(5.6)	0.1	0.7	(5.4)	(0.1)
Polish Zloty	4.61	1.6	—	4.08	(5.7)	(0.1)
Swedish Krona	10.04	16.3	0.5	8.69	26.3	1.0
Total		$144.0	$13.4		$558.3	$14.3

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 27, 2022							As of November 28, 2021 Total
	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total

	(Dollars in millions)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500.0	$500.0	$500.0
Average Interest Rate	—	—	—	—	—	3.50%	3.50%	3.50%
Fixed Rate (Euro 475 million)	—	—	—	—	494.5	—	494.5	532.3
Average Interest Rate	—	—	—	—	3.375%	—%	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$494.5	$500.0	$994.5	$1,032.3
______________
(1)Excluded from this table are other short-term borrowings of $11.7 million as of November 27, 2022, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next 12 months or refinance at the end of their applicable terms. All of the $11.7 million was fixed-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 27, 2022 and November 28, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended November 27, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 27, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 27, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 27, 2022 and November 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 27, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 27, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments - Beyond Yoga
As described in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s consolidated balances of goodwill and non-amortized other intangible assets, net were $365.7 million and $258.7 million, respectively, as of November 27, 2022, of which $123.7 million and $216 million, respectively, relate to Beyond Yoga. Management tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount of assets may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all reporting units and indefinite-lived assets except Beyond Yoga, which is performed in the third quarter. Under the quantitative test, management compares the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value, which it estimates using an income approach. Under the income approach, management determines the fair value using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and applying a discount rate that reflects the relative risk of the cash flows. To determine the estimated fair value of the indefinite-lived intangible assets, management uses an income approach, specifically the relief-from-royalty method. The significant assumptions used in the income approach include revenue growth rates and profit margins, terminal value, a royalty rate, and a discount rate.
The principal considerations for our determination that performing procedures relating to the annual goodwill and indefinite-lived intangible asset impairment assessments for Beyond Yoga is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit and indefinite-lived intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, profit margins, and discount rate for goodwill, and revenue growth rates, discount rate, and royalty rate for the indefinite-lived intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Beyond Yoga reporting unit and indefinite-lived intangible asset. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the income and relief-from-royalty approaches; (iii) testing the completeness and accuracy of the underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, profit margins, and discount rate for goodwill, and revenue growth rates, discount rate, and royalty rate for the indefinite-lived intangible asset. Evaluating management’s significant assumptions related to revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Beyond Yoga brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and relief-from-royalty approaches and (ii) the reasonableness of the discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 25, 2023
We have served as the Company's auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 27, 2022	November 28, 2021

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$429.6	$810.3
Short-term investments in marketable securities	70.6	91.5
Trade receivables, net	697.0	707.6
Inventories	1,416.8	898.0
Other current assets	213.9	202.5
Total current assets	2,827.9	2,709.9
Property, plant and equipment, net	622.8	502.6
Goodwill	365.7	386.9
Other intangible assets, net	286.7	291.3
Deferred tax assets, net	625.0	573.1
Operating lease right-of-use assets, net	970.0	1,103.7
Other non-current assets	339.7	332.6
Total assets	$6,037.8	$5,900.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	657.2	524.8
Accrued salaries, wages and employee benefits	246.7	274.7
Accrued sales returns and allowances	180.0	209.4
Short-term operating lease liabilities	235.7	245.4
Other accrued liabilities	662.0	615.3
Total current liabilities	1,981.6	1,869.6
Long-term debt	984.5	1,020.7
Postretirement medical benefits	36.3	51.5
Pension liabilities	113.1	155.2
Long-term employee related benefits	104.9	108.5
Long-term operating lease liabilities	859.1	969.5
Other long-term liabilities	54.6	59.4
Total liabilities	4,134.1	4,234.4

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized; 96,028,351 shares and 97,567,627 shares issued and outstanding as of November 27, 2022 and November 28, 2021, respectively; and 422,000,000 Class B shares authorized, 297,703,442 shares and 302,209,813 shares issued and outstanding, as of November 27, 2022 and November 28, 2021, respectively	0.4	0.4
Additional paid-in capital	625.6	584.8
Accumulated other comprehensive loss	(421.7)	(394.4)
Retained earnings	1,699.4	1,474.9
Total stockholders’ equity	1,903.7	1,665.7
Total liabilities and stockholders’ equity	$6,037.8	$5,900.1
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions, except per share amounts)
Net revenues	$6,168.6	$5,763.9	$4,452.6
Cost of goods sold	2,619.8	2,417.2	2,099.7
Gross profit	3,548.8	3,346.7	2,352.9
Selling, general and administrative expenses	2,893.2	2,652.2	2,347.6
Restructuring charges, net	9.1	8.3	90.4
Operating income (loss)	646.5	686.2	(85.1)
Interest expense	(25.7)	(72.9)	(82.2)
Loss on early extinguishment of debt	—	(36.5)	—
Other income (expense), net	28.8	3.4	(22.4)
Income (loss) before income taxes	649.6	580.2	(189.7)
Income tax expense (benefit)	80.5	26.7	(62.6)
Net income (loss)	$569.1	$553.5	$(127.1)
Earnings (loss) per common share attributable to common stockholders:
Basic	$1.43	$1.38	$(0.32)
Diluted	$1.41	$1.35	$(0.32)
Weighted-average common shares outstanding:
Basic	397,341,137	401,634,760	397,315,117
Diluted	403,844,782	409,778,169	397,315,117

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Net income (loss)	$569.1	$553.5	$(127.1)
Other comprehensive (loss) income, before related income taxes:
Pension and postretirement benefits	22.1	35.1	60.9
Derivative instruments	36.1	69.7	(55.2)
Foreign currency translation (losses) gains	(65.0)	(51.0)	10.5
Unrealized (losses) gains on marketable securities	(0.7)	5.7	9.7
Available-for-sale security adjustments	(19.9)	—	—
Total other comprehensive (loss) income, before related income taxes	(27.4)	59.5	25.9
Income tax expense related to items of other comprehensive income (loss)	3.0	(12.4)	(8.0)
Comprehensive income (loss), net of income taxes	$544.7	$600.6	$(109.2)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Levi Strauss & Co. Stockholders
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity

	(Dollars in millions)
Balance at November 24, 2019	$0.4	$657.7	$1,310.5	$(405.0)	$8.0	$1,571.6
Net loss	—	—	(127.1)	—	—	(127.1)
Other comprehensive income, net of tax	—	—	—	18.0	—	18.0
Stock-based compensation and dividends, net	—	51.1	(0.2)	—	—	50.9
Employee stock purchase plan	—	8.0	—	—	—	8.0
Repurchase of common stock	—	—	(56.3)	—	—	(56.3)
Tax withholdings on equity awards	—	(90.6)	—	—	—	(90.6)
Changes in ownership of noncontrolling interest	—	—	(8.8)	—	(8.0)	(16.8)
Cumulative effect of adoption of new accounting standards	—	—	59.8	(54.4)	—	5.4
Cash dividends paid ($0.16 per share)	—	—	(63.6)	—	—	(63.6)
Balance at November 29, 2020	0.4	626.2	1,114.3	(441.4)	—	1,299.5
Net income	—	—	553.5	—	—	553.5
Other comprehensive income, net of tax	—	—	—	47.0	—	47.0
Stock-based compensation and dividends, net	—	60.1	(0.1)	—	—	60.0
Employee stock purchase plan	—	7.7	—	—	—	7.7
Repurchase of common stock	—	—	(88.4)	—	—	(88.4)
Tax withholdings on equity awards	—	(109.2)	—	—	—	(109.2)
Cash dividends paid ($0.26 per share)	—	—	(104.4)	—	—	(104.4)
Balance at November 28, 2021	0.4	584.8	1,474.9	(394.4)	—	1,665.7
Net income	—	—	569.1	—	—	569.1
Other comprehensive loss, net of tax	—	—	—	(24.4)	—	(24.4)
Stock-based compensation and dividends, net	—	60.8	(0.1)	—	—	60.7
Employee stock purchase plan	—	9.0	—	—	—	9.0
Repurchase of common stock	—	—	(173.1)	—	—	(173.1)
Tax withholdings on equity awards	—	(29.0)	—	—	—	(29.0)
Adjustment of accumulated other comprehensive gain to retained earnings for available-for-sale securities	—	—	2.9	(2.9)	—	—
Cash dividends paid ($0.44 per share)	—	—	(174.3)	—	—	(174.3)
Balance at November 27, 2022	$0.4	$625.6	$1,699.4	$(421.7)	$—	$1,903.7
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$569.1	$553.5	$(127.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158.9	143.2	141.8
Property, plant, equipment, right-of-use asset, goodwill impairments, and early lease terminations	37.8	21.9	67.0
Stock-based compensation	60.8	60.1	50.9
Benefit from provision for deferred income taxes	(59.8)	(87.9)	(95.2)
Loss on early extinguishment of debt	—	36.4	—
Other, net	11.6	33.9	49.6
Net change in operating assets and liabilities	(550.3)	(23.8)	382.6
Net cash provided by operating activities	228.1	737.3	469.6
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(267.1)	(166.9)	(130.4)
Payments for business acquisition	—	(390.9)	(54.6)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	12.4	(17.9)	12.5
Payments to acquire short-term investments	(72.8)	(123.0)	(109.6)
Proceeds from sale, maturity and collection of short-term investments	93.0	126.9	93.5
Other investing, net	(1.2)	—	—
Net cash used for investing activities	(235.7)	(571.8)	(188.6)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	489.3	496.0
Repayments of long-term debt including extinguishment costs	—	(1,023.3)	—
Proceeds from senior revolving credit facility	404.0	—	300.0
Repayments of senior revolving credit facility	(404.0)	—	(300.0)
Proceeds (repayments) of short-term credit facilities and other short-term borrowings, net	7.4	(12.2)	10.0
Repurchase of common stock	(175.7)	(85.9)	(56.2)
Tax withholdings on equity awards	(29.0)	(109.3)	(90.6)
Dividend to stockholders	(174.3)	(104.4)	(63.6)
Other financing, net	6.2	4.9	(9.6)
Net cash (used for) provided by financing activities	(365.4)	(840.9)	286.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7.6)	(11.6)	(4.2)
Net (decrease) increase in cash and cash equivalents and restricted cash	(380.6)	(687.0)	562.8
Beginning cash and cash equivalents, and restricted cash	810.6	1,497.6	934.8
Ending cash and cash equivalents, and restricted cash	430.0	810.6	1,497.6
Less: Ending restricted cash	(0.4)	(0.3)	(0.4)
Ending cash and cash equivalents	$429.6	$810.3	$1,497.2

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$93.3	$72.3	$36.0

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$37.5	$54.4	$73.7
Cash paid for income taxes during the period, net of refunds	129.3	109.6	50.1
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
The Company operates its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands. The Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal years 2022 and 2021 were 52-week years, ending on November 27, 2022 and November 28, 2021, respectively. Fiscal year 2020 was a 53-week year, ending on November 29, 2020. Each quarter of fiscal years 2022, 2021 and 2020 consisted of 13 weeks, with the exception of the fourth quarter of 2020, which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
COVID-19 Update
In fiscal year 2020, the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. As a result, the Company's business and results of operations in 2020 were materially impacted and total charges of $250.0 million were recognized, consisting of $90.4 million of restructuring charges, $68.5 million of COVID-19 related inventory costs, and $91.1 million for customer receivables, asset impairments and other related charges.
Over the past two years, the COVID-19 pandemic has continued to affect the Company's business and results of operations, although to a lesser extent than in 2020. During 2021, company-operated stores and third-party retail locations throughout various markets were impacted by temporary closures, reduced hours and reduced occupancy levels. During 2022, temporary store closures and reduced traffic were mainly limited within China as a result of their zero-tolerance policy shutdowns while most of the Company's company-operated stores and wholesale customer doors across other markets remained open throughout the year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Out-of-Period Adjustment
For the year ended November 27, 2022, the Company's results include an out-of-period adjustment, which increased other income (expense), net by $19.9 million and income tax expense by $4.0 million. Basic and diluted earnings per share both increased by $0.04 per share. This item, which originated in prior years, relates to the correction of the treatment of unrealized gains and losses on marketable equity securities, previously recorded as available-for-sale equity securities and reflected as a component of comprehensive income, held in an irrevocable grantor’s rabbi trust in connection with the Company's deferred compensation plan. Additionally, $2.9 million was reclassified from accumulated other comprehensive (loss) income to retained earnings in the statement of stockholder's equity to reflect the adoption of an accounting standard. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the current period or the periods in which they originated, including quarterly reporting.
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
Derivative Instruments and Hedging Activities
The Company records all derivatives at fair value, which are included in "Other current assets", "Other non-current assets", "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets. The portion of the fair value that represents cash flow occurring within one year is classified as current and the portion related to cash flows occurring beyond one year is classified as non-current. The cash flows from the designated derivative instruments used as hedges are classified in the Company's consolidated statements of cash flows in the same section as the cash flows of the hedged item.
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Company's Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in "Other comprehensive (loss) income."

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
Accounts Receivable, Net
Beginning in 2021, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables.
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
The allowance for credit losses was $7.5 million and $11.6 million as of November 27, 2022 and November 28, 2021, respectively.
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
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. All deferred income taxes are classified as non-current on the Company's consolidated balance sheets. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.
The Company continuously reviews issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of its tax liabilities. The Company evaluates uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step, for those positions that meet the recognition criteria, is to measure the tax benefit as the largest amount that is more than fifty percent likely to be realized. The Company believes that its recorded tax liabilities are adequate to cover all open tax years based on its assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that the Company's view as to the outcome of these matters changes, the Company will adjust income tax expense in the period in which such determination is made. The Company classifies interest and penalties related to income taxes as income tax expense.
Cloud Computing Arrangements
Beginning in 2021, the Company adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license).
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement on a straight-line basis. Capitalized amounts related to such arrangements are recorded within other current assets and other non-current assets in the consolidated balance sheets.
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
Software development costs, which are direct costs associated with developing software for internal use, including certain payroll and payroll-related costs are capitalized when incurred during the application development phase and are depreciated on a straight-line basis over the estimated useful life, typically a three to seven year period.
The Company reviews property plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors.
Goodwill and Intangible Assets
Goodwill resulted primarily from a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, the acquisition of Beyond Yoga® in 2021 and other third-party acquisitions. Intangible assets comprise customer relationships and owned trademarks with definite and indefinite useful lives. Goodwill and indefinite-lived intangible assets are not amortized.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount of the assets may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all reporting units and indefinite-lived assets except Beyond Yoga, which is performed in the third quarter.
When testing goodwill and other indefinite-lived intangible assets for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, the Company can perform a single step quantitative impairment test by comparing the fair value of a reporting unit or indefinite-lived intangible asset with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to a reporting unit or the carrying amount of the indefinite-lived intangible asset.
Under the quantitative test, the Company compares the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value, which it estimates using an income approach. Under the income approach, the Company determines the fair value using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and applying a discount rate that reflects the relative risk of the cash flows. To determine the estimated fair value of indefinite-lived intangible assets, the Company uses an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use a comparable asset. The significant assumptions used in the income approach include revenue growth rates and profit margins, terminal value, a royalty rate, and a discount rate. Under a qualitative assessment, the Company assesses various factors including industry and market conditions, macroeconomic conditions and performance of the businesses.
Operating Leases
Beginning in fiscal year 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space and equipment. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. Incremental borrowing rates are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Incremental borrowing rates reflect the rate the lessee would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 27, 2022 and November 28, 2021.
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
Pension and Postretirement Benefits
In 2021, the Company adopted ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.
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
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
Share Repurchases
On May 31, 2022, the board of directors of the Company approved a new share repurchase program that authorizes the repurchase of up to $750 million of the Company's Class A common stock. The previously approved $200 million share repurchase program was completed as of the end of the second quarter of 2022. During fiscal 2022, 8.7 million shares were repurchased for $172.9 million, plus broker's commissions, in the open market. During fiscal 2021, 3.4 million shares were repurchased for $88.4 million, plus broker's commissions, in the open market.
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
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
Revenue transactions generally comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer. Within the Company's DTC channel, control generally transfers to the customer at the time of sale within company-operated retail stores and upon delivery to the customer with respect to e-commerce transactions.
Licensing revenues are included in the Company's wholesale channel and represent approximately 1% of total revenues which are recognized over time based on the contractual term with variable amounts recognized only when royalties exceed contractual minimum royalty guarantees.
Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required after shipment or receipt by the wholesale customer. Payment is due at the time of sale for retail store and e-commerce transactions.
Net sales to the Company's ten largest customers for fiscal year 2022, fiscal year 2021, and fiscal year 2020, totaled 31%, 32% and 29% of net revenues for those fiscal years, respectively. No customer represented 10% or more of net revenues in any of these years.
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
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses consist primarily of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For fiscal year 2022, 2021 and 2020, total advertising expense was $463.7 million, $434.5 million and $331.4 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $304.7 million, $244.6 million and $198.3 million for fiscal year 2022, 2021 and 2020, respectively.
Reclassification
Certain amounts on the consolidated balance sheets and statements of cash flow have been conformed to the November 27, 2022 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Changes in Accounting Principles
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 enhances and simplifies aspects of the income tax accounting guidance in Accounting Standards Codification ("ASC") 740, Income Taxes. The Company adopted this standard in the first quarter of fiscal 2022 on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are FASB issued ASU's, have been grouped by their required effective dates for the Company:
First Quarter 2024
•In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This new guidance is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
First Quarter 2025
•In March 2020 and January 2021, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform: Scope, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective on March 12, 2020, and the Company may elect to apply the amendments through December 31, 2024. The Company does not expect that the adoption will have a material impact on its consolidated financial statements and related disclosures.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Raw materials	$12.3	$9.2
Work-in-progress	4.7	3.6
Finished goods	1,399.8	885.2
Total inventories	$1,416.8	$898.0
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

	November 27, 2022	November 28, 2021

	(Dollars in millions)

Land	$8.2	$8.2
Buildings and leasehold improvements	498.0	472.2
Machinery and equipment	490.0	487.4
Capitalized internal-use software	682.2	597.7
Construction in progress	165.9	67.8
Subtotal	1,844.3	1,633.3
Accumulated depreciation	(1,221.5)	(1,130.7)
Property, plant & equipment, net	$622.8	$502.6
Depreciation expense for the years ended November 27, 2022, November 28, 2021, and November 29, 2020, was $154.6 million, $142.1 million and $136.6 million, respectively.
During fiscal year 2022, the Company recorded $6.4 million in charges primarily related to the impairment of certain long-lived assets as a result of the Russia-Ukraine crisis. During fiscal year 2021, the Company recorded $11.0 million in charges primarily related to the impairment of leasehold improvements and other property and equipment. During fiscal year 2020, the Company recorded $23.6 million in charges primarily related to the impairment of certain store assets, buildings and leasehold improvements as well as the impairment of other property and equipment, primarily within capitalized internal-use software in response to the onset of the COVID-19 pandemic. The impairment charges are included in SG&A expenses in the accompanying consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 4: ACQUISITIONS
Beyond Yoga® Acquisition
In the fourth quarter of fiscal 2021, the Company completed the acquisition of Beyond Yoga®, a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. The acquisition was for 100% ownership of the entity and funded entirely by cash on hand. The results of operations, financial position and cash flows of Beyond Yoga® have been included in the Company's financial statements from the date of acquisition.
The Company accounted for the acquisition following FASB ASC Topic 805, Business Combinations, and the related assets acquired, and liabilities assumed were recorded at fair value on the acquisition date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their respective fair values at the acquisition date and the difference between the purchase price and fair value recorded was recorded as goodwill.
The following table summarizes the fair values of the Beyond Yoga® assets acquired and liabilities assumed at the date of acquisition:

September 21, 2021

(Dollars in millions)
Cash	$1.5
Accounts receivable	5.0
Inventory(1)	18.7
Prepaid expenses and other current assets	0.5
Property, plant and equipment	0.7
Operating lease right-of-use assets	5.9
Goodwill	123.7
Intangible assets	245.5
Other non-current assets	0.5
Total assets acquired	402.0

Accounts payable	4.3
Other accrued liabilities	2.2
Operating lease liabilities	5.9
Total liabilities assumed	12.4

Net assets acquired	$389.6
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
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The Company assigned a fair value to and estimated useful lives for intangible assets acquired as part of the Beyond Yoga® acquisition. The fair value of the separately identifiable intangible assets, and their estimated useful lives as of the acquisition date were as follows:

	Estimated Fair Value	Weighted Average Estimated Useful Life (years)

	(Dollars in millions)
Intangible Assets:
Trademark	$216.0	Indefinite
Customer Relationships	29.5	8.2 years
Total	$245.5
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
In connection with the acquisition, the Company recognized certain acquisition-related expenses which are expensed as incurred. These expenses are recognized within SG&A expenses in the Company's consolidated statements of operations and include the following amounts:
•transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition; and
•acquisition-related compensation, including amounts due to sellers that are contingent upon continuing employment.
The following table summarizes the acquisition-related expenses recognized during fiscal year 2022 and 2021:

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Acquisition-related expenses:
Transaction and integration costs	$0.8	$2.8
Acquisition-related compensation	5.0	1.0
Total	$5.8	$3.8
In connection with the acquisition, $15.0 million of consideration was deferred up to three years from the acquisition date, subject to the continued employment of certain continuing Beyond Yoga® employees through various vesting dates. The acquisition-related compensation is expensed over the vesting periods as service is provided, and consists of cash payments, which are included within "accrued salaries, wages and employee benefits" within the Company's consolidated balance sheets until payments are made.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 27, 2022 and November 28, 2021, were as follows:

	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Balance, November 29, 2020	$233.0	$28.7	$3.1	$—	$264.8
Additions(1)	—	1.7	—	123.7	125.4
Foreign currency fluctuation	(1.6)	(1.6)	(0.1)	—	(3.3)
Balance, November 28, 2021	231.4	28.8	3.0	123.7	386.9
Impairments	—	(11.6)	—	—	(11.6)
Adjustments	—	—	—	(0.1)	(0.1)
Foreign currency fluctuation	(1.9)	(7.5)	(0.1)	—	(9.5)
Balance, November 27, 2022	$229.5	$9.7	$2.9	$123.6	$365.7
_____________
(1)Additions to Other Brands goodwill in fiscal year 2021 relates to the acquisition of Beyond Yoga®. Refer to Note 4 for more information.
During the second quarter of 2022, as a result of the Russia-Ukraine crisis, the Company reviewed the goodwill assigned to its Russia business for impairment and recorded $11.6 million of non-cash impairment charges. The impairment charges are included in SG&A expenses in the accompanying consolidated statements of operations.
During the third and fourth quarter of 2022, the Company elected to perform a quantitative impairment assessment for goodwill assigned to certain reporting units, including Beyond Yoga. The assessments concluded that the fair values of the reporting units were in excess of their respective carrying values.
Other intangible assets, net, were as follows:

	November 27, 2022			November 28, 2021
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks	$258.7	$—	$258.7	$258.7	$—	$258.7
Amortized intangible assets:
Customer relationships and other	37.9	(9.9)	28.0	38.7	(6.1)	32.6
Total	$296.6	$(9.9)	$286.7	$297.4	$(6.1)	$291.3
Customer relationships and other are amortized over five to eleven years. Amortization expense for the years ended November 27, 2022, November 28, 2021 and November 29, 2020 was $4.3 million, $1.1 million and $5.2 million, respectively.
For fiscal 2022, the Company elected to perform the qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. For other reporting units and other indefinite-lived intangible assets, including Beyond Yoga, a quantitative assessment was performed. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The assessments concluded that the fair value of the reporting units and indefinite-lived intangible assets were in excess of their respective carrying values.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Estimated amortization expense for each of the next five years is as follows:

November 27, 2022

(Dollars in millions)
2023	$4.4
2024	4.4
2025	4.4
2026	4.0
2027	2.3
Thereafter	8.5
Total	$28.0

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 27, 2022			November 28, 2021
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$71.5	$71.5	$—	$80.2	$80.2	$—
Short-term investments in marketable securities	70.6	—	70.6	91.5	—	91.5
Derivative instruments(3)	21.5	—	21.5	27.5	—	27.5
Total	$163.6	$71.5	$92.1	$199.2	$80.2	$119.0
Financial liabilities carried at fair value
Derivative instruments(3)	8.1	—	8.1	13.3	—	13.3
Total	$8.1	$—	$8.1	$13.3	$—	$13.3
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of marketable equity securities. See Note 11 for more information on rabbi trust assets.
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
The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	November 27, 2022				November 28, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in millions)
Short-term investments in marketable securities	$71.1	$0.3	$(0.8)	$70.6	$91.5	$0.1	$(0.1)	$91.5

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 27, 2022		November 28, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	493.9	461.4	531.4	541.9
3.50% senior notes due 2031(1)	498.1	404.3	497.3	502.9
Short-term borrowings	11.7	11.7	5.9	5.9
Total	$1,003.7	$877.4	$1,034.6	$1,050.7
_____________
(1)Fair values are estimated using Level 2 inputs and incorporate mid-market price quotes. Level 2 inputs are inputs other than quoted prices, that are observable for the liability, either directly or indirectly and include among other things, quoted prices for similar liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of November 27, 2022, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $649.7 million were contracts to buy and $505.7 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2024.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 27, 2022			November 28, 2021
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$15.6	$—	$15.6	$24.9	$—	$24.9
Foreign exchange risk cash flow hedges(2)	—	(7.2)	(7.2)	—	(2.0)	(2.0)
Total	$15.6	$(7.2)		$24.9	$(2.0)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$21.5	$(15.6)	$5.9	$27.5	$(24.9)	$2.6
Forward foreign exchange contracts(2)	7.2	(8.1)	(0.9)	2.0	(13.2)	(11.2)
Total	$28.7	$(23.7)		$29.5	$(38.1)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(494.5)		$—	$(532.3)
_____________
(1)Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 27, 2022			November 28, 2021
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$44.3	$(14.6)	$29.7	$54.4	$(10.2)	$44.2
Financial liabilities	(30.9)	14.6	(16.3)	(40.1)	10.2	(29.9)
Total			$13.4			$14.3
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in "Accumulated other comprehensive loss" ("AOCL") on the Company’s consolidated balance sheets, and in "Other income (expense), net" in the Company’s consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income (Loss)(1)
	As of November 27, 2022	As of November 28, 2021	Year Ended
			November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Foreign exchange risk contracts	$22.6	$24.3	$20.8	$(19.3)	$13.2
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—
Euro-denominated senior notes	(7.4)	(45.2)	—	—	—
Cumulative income taxes	7.2	15.2	—	—	—
Total	$7.2	$(20.9)
_____________
(1)Amounts reclassified from AOCL were classified as net revenues or costs of goods sold on the consolidated statements of operations.
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCL and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the year ended November 27, 2022. Within the next 12 months, $29.1 million of gains from cash flow hedges are expected to be reclassified from AOCL into net income (loss).

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Year ended
	November 27, 2022	November 28, 2021	November 29, 2020
	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity:
Net revenues	$(1.3)	$(4.3)	$1.8
Cost of goods sold	22.1	(15.0)	11.4
The table below provides data about the amount of gains and losses related to derivative instruments included in "Other income (expense), net" in the Company’s consolidated statements of operations:

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020
	(Dollars in millions)
Forward foreign exchange contracts:
Realized (loss) gain(1)	$(18.9)	$(9.7)	$8.0
Unrealized gain (loss)(2)	11.3	(5.1)	(5.7)
Total	$(7.6)	$(14.8)	$2.3
_____________
(1)The realized loss in fiscal year 2022 is primarily driven by losses on contracts to buy various currencies, mainly the Euro, as a result of the U.S. Dollar strengthening throughout the year against original contract rates. The realized loss in fiscal year 2021 is primarily driven by losses on contracts to buy various currencies, mainly the Euro, and losses on contracts to sell various currencies, in particular the British Pound, Canadian Dollar and Mexican Peso a result of the U.S. Dollar strengthening throughout the year against original contract rates. The realized gain in fiscal year 2020 is primarily driven by gains on contracts to buy various currencies, mainly the Euro, as a result of the U.S. Dollar weakening throughout the year against original contract rates.
(2)The unrealized gain in fiscal year 2022 is primarily driven by gains on contracts to buy various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end. The unrealized loss in fiscal year 2021 is primarily driven by losses on contracts to buy various foreign currencies, mainly the Euro, Mexican Peso and Japanese Yen, as a result of the U.S. Dollar strengthening against the original contract rates at year end. The unrealized loss in fiscal year 2020 is primarily driven by losses on contracts to sell various foreign currencies, mainly the Euro, as a result of the U.S. Dollar weakening against the original contract rates at year end.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 8: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	November 27, 2022	November 28, 2021(1)

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$268.4	$226.7
Accrued property, plant and equipment	93.3	72.3
Accrued advertising and promotion	57.1	64.8
Taxes other than income taxes payable	53.2	46.1
Accrued income taxes	13.1	14.5
Short-term debt	11.7	5.9
Restructuring liabilities	9.8	19.1
Accrued rent	9.1	14.5
Accrued interest payable	8.0	8.3
Fair value derivatives	7.5	13.2
Other	130.8	129.9
Total other accrued liabilities	$662.0	$615.3
_____________
(1)Fiscal year 2021 amounts have been conformed to fiscal year 2022 presentation.
NOTE 9: DEBT
The following table presents the Company's debt:

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	490.6	527.6
3.50% senior notes due 2031	493.9	493.1
Total long-term debt	$984.5	$1,020.7
Short-term debt
Short-term borrowings	11.7	5.9
Total debt	$996.2	$1,026.6
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement (as amended prior to the November 2022 amendment described below, the "2021 Credit Agreement" and, as amended by the November 2022 amendment, the "Credit Agreement") that provides for a senior secured revolving credit facility (the "Credit Facility"). The Credit Facility is an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of certain eligible cash, accounts receivable and inventory in the United States and Canada.
In November 2022, the Company amended the Credit Facility under a new agreement, Amendment No. 5 to the Second Amended and Restated Credit Agreement dated as of November 22, 2022 (the "Credit Agreement Amendment"). The Credit Agreement Amendment leaves the material terms of the 2021 Credit Agreement substantially unchanged, with the exception of (i) documenting the exercise of the accordion option of the Credit Facility to increase the maximum availability from

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
$850.0 million to $1.0 billion; and (ii) the interest rate for borrowings under the credit facility replaced LIBOR with SOFR. The guarantees and security interest grants, covenants, events of default of the 2021 Credit Agreement, have not been materially changed as a result of the Credit Agreement Amendment. Costs of $0.8 million associated with Credit Agreement Amendment, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the agreement.
Availability, interest and maturity.  The maximum availability under the Credit Facility is $1.0 billion, of which $950.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans in either U.S. or Canadian Dollars. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the Credit Facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Of the maximum availability of $1.0 billion, the U.S. Levi’s® trademarks are deemed to add the lesser of (i) $350.0 million and (ii) 65% of the net orderly liquidation value of such trademarks to the borrowing base until removed from the Credit Facility collateral pursuant to the terms thereof. Upon the maturity date of January 5, 2026, all of the obligations outstanding under the Credit Facility become due. The interest rate for borrowings under the Credit Facility is an adjusted SOFR (SOFR plus 10 basis points) plus 125-175 basis points, depending on borrowing base availability, and the rate for undrawn availability is 20 basis points.
The Company’s unused availability under its Credit Facility was $985.6 million at November 27, 2022, as the Company’s total availability of $1.0 billion, based on the collateral levels discussed above, was reduced by $12.2 million of stand-by letters of credit and by $2.2 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Credit Facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India. On January 25, 2023, subsequent to year end, the Company borrowed $150 million under its Credit Facility.
The Credit Agreement also provides that the Company may incur additional secured indebtedness on assets other than the collateral of the Credit Facility up to the greater of (i) $1.6 billion in the aggregate and (ii) an amount that would not cause the Company's secured leverage ratio (as defined in the Credit Agreement) to exceed 3.25 to 1.00, in each case if certain conditions are met.
Guarantees and security.  The Company's obligations under the Credit Agreement are guaranteed by certain domestic subsidiaries. The obligations under the Credit Agreement are secured by specified domestic assets, including certain U.S. trademarks associated with the Levi's® brand and accounts receivable, goods and inventory in the United States. Additionally, the obligations of Levi Strauss & Co. (Canada) Inc. under the Credit Agreement are secured by Canadian accounts receivable, goods, inventory and other Canadian assets. The lien on the U.S. Levi's® trademarks and related intellectual property may be released at the Company's discretion subject to certain conditions, and such release would reduce the borrowing base.
Covenants.  The Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold. As of November 27, 2022, the Company was in compliance with these covenants.
Events of default.  The Credit Agreement contains customary events of default, including payment failures, breaches of representations and warranties, failure to comply with covenants, failure to satisfy other obligations under the Credit Agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, pension plan terminations or specified underfunding, substantial stock ownership changes, failure of certain provisions of any guarantee or security document supporting the Credit Facility to be in full force and effect, change of control and specified changes in the composition of the board of directors. The cross-default provisions in the Agreement apply if a default occurs on other indebtedness of the Company or the guarantors in excess of $50.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lenders of or trustee for the defaulted indebtedness have the right

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
to accelerate. If an event of default occurs under the Credit Agreement, subject to any applicable grace period, the lenders may terminate their commitments, declare immediately payable all borrowings under the Credit Facility and foreclose on the collateral.
Senior Notes due 2025
Principal, interest, and maturity. The Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the "Senior Notes due 2025") to qualified institutional buyers in April 2015 and an additional $500.0 million in April 2020. In March 2021, the Company used $800.0 million of cash on hand to redeem a portion of the Senior Notes due 2025 and recorded a net loss of $30.1 million on the early extinguishment of debt, which included $20.0 million of call premium. In September 2021, the Company used $200.0 million of cash on hand to redeem the remaining Senior Notes due 2025 and recorded a net loss on the early extinguishment of debt of $6.2 million, which included $3.3 million of call premium on the retired debt.
Senior Notes due 2027
Principal, interest and maturity. In February 2017, the Company issued €475.0 million in aggregate principal amount of 3.375% senior notes due 2027 (the "Senior Notes due 2027") to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act of 1933, as amended. The Senior Notes due 2027 will mature on March 15, 2027. Interest on the Senior Notes due 2027 is payable semi-annually in arrears on March 15 and September 15.
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
Covenants. The 2027 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates and incur liens, and that impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The 2027 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants, in the 2027 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2027 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. As of November 27, 2022, the Company was in compliance with these covenants.
Change of control. Upon the occurrence of a change in control (as defined in the 2027 indenture), each holder of the Senior Notes due 2027 may require the Company to repurchase all or a portion of the Senior Notes due 2027 in cash at a price

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
equal to 101% of the principal amount of the Senior Notes due 2027 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
Senior Notes due 2031
Principal, interest, and maturity. In February 2021, the Company issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2031 (the "Senior Notes due 2031") to qualified institutional buyers and to purchasers outside the United States. The Senior Notes due 2031 are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt and will mature on March 1, 2031. Interest on the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2021. Costs associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
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
Optional redemption. The Company may redeem up to 40% of the original aggregate principal amount of the Senior Notes due 2031 prior to March 1, 2026, at a price equal to 103.5% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a "make-whole" premium. On or after March 1, 2026, the Company may redeem some or all of the Senior Notes due 2031, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2031, plus accrued and unpaid interest, if any, to the date of redemption.
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
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. As of November 27, 2022, the Company was in compliance with these covenants.
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
Short-term Borrowings
Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries that the Company expects to either pay over the next 12 months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit issued under the Credit Facility.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Principal Payments on Debt
The table below sets forth, as of November 27, 2022, the Company's required aggregate short-term and long-term debt principal payments:

(Dollars in millions)
2023	$11.7
2024	—
2025	—
2026	—
2027	494.5
Thereafter	500.0
Total future debt principal payments	$1,006.2
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during fiscal year 2022, 2021 and 2020 was 3.96%, 4.32% and 4.75%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its Credit Facility contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 16. As of November 27, 2022, and at the time dividends were paid, the Company met the requirements of its debt instruments.
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
The terms of the indentures relating to the Company's unsecured notes and its Credit Facility contain covenants that restrict (in each case subject to certain exceptions) the Company or any restricted subsidiary from entering into any arrangements that would restrict the payment of dividends or of any obligation owed by the restricted subsidiary to the Company or any other restricted subsidiary, the making of any loans or advances to the Company or any other restricted subsidiary, or transferring any of its property to the Company or any other restricted subsidiary.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
Postretirement plans.  The Company maintains plans that provide postretirement benefits to eligible employees, principally health care to substantially all U.S. retirees and their qualified dependents. These plans were established with the intention that they would continue indefinitely. However, the Company retains the right to amend, curtail or discontinue any aspect of the plans at any time. The plans are contributory and contain certain cost-sharing features, such as deductibles and coinsurance. The Company's policy is to fund postretirement benefits as claims and premiums are paid.
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021

	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,192.1	$1,264.6	$57.8	$67.4
Service cost	3.9	4.5	—	—
Interest cost	22.5	19.3	0.9	0.8
Plan participants' contribution	0.5	0.7	3.6	4.0
Plan combinations	—	2.9	—	—
Actuarial gain(1)	(251.5)	(27.0)	(10.2)	(3.1)
Impact of foreign currency changes	(16.1)	(6.0)	—	—
Plan settlements	(1.1)	—	—	—
Net benefits paid	(67.7)	(66.9)	(10.2)	(11.3)
Benefit obligation at end of year	$882.6	$1,192.1	$41.9	$57.8

Change in plan assets:
Fair value of plan assets at beginning of year	1,129.2	1,153.3	—	—
Actual return on plan assets	(216.5)	33.5	—	—
Employer contribution	10.7	11.9	6.6	7.3
Plan participants' contributions	0.5	0.7	3.6	4.0
Plan settlements	(1.1)	—	—	—
Impact of foreign currency changes	(16.6)	(3.3)	—	—
Net benefits paid	(67.7)	(66.9)	(10.2)	(11.3)
Fair value of plan assets at end of year	838.5	1,129.2	—	—
Unfunded status at end of year	$(44.1)	$(62.9)	$(41.9)	$(57.8)
_____________
(1)The increase in fiscal year 2022 actuarial gains compared to 2021 actuarial gains in the Company's pension benefit plans is primarily from changes in discount rate assumptions.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Amounts recognized in the Company's consolidated balance sheets as of November 27, 2022 and November 28, 2021, consist of the following:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021

	(Dollars in millions)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost(1)	$75.2	$98.3	$—	$—
Accrued benefit liability – current portion(2)	(9.7)	(9.8)	(5.7)	(6.4)
Accrued benefit liability – long-term portion(2)	(109.6)	(151.4)	(36.2)	(51.4)
	$(44.1)	$(62.9)	$(41.9)	$(57.8)

Accumulated other comprehensive loss:
Net actuarial loss	$(253.1)	$(264.7)	$1.6	$(9.0)
Net prior service benefit	0.1	0.2	—	—
	$(253.0)	$(264.5)	$1.6	$(9.0)
_____________
(1)Included in "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Accrued salaries, wages and employee benefits" or "Other long-term liabilities" on the Company’s consolidated balance sheets.

The accumulated benefit obligation for all defined benefit plans was $0.9 billion and $1.2 billion at November 27, 2022 and November 28, 2021, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2022	2021

	(Dollars in millions)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$117.3	$158.8

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$119.3	$162.2
Aggregate fair value of plan assets	—	1.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020

	(Dollars in millions)
Net periodic benefit cost (income):
Service cost	$3.9	$4.5	$4.1	$—	$—	$—
Interest cost	22.5	19.3	30.7	0.9	0.8	1.7
Expected return on plan assets	(31.8)	(36.6)	(41.2)	—	—	—
Amortization of prior service benefit	—	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss	8.5	10.4	13.4	0.3	0.5	0.3
Curtailment gain	—	—	(0.7)	—	—	—
Net settlement (gain) loss	(0.2)	—	14.7	—	—	—
Net periodic benefit (income) cost	2.9	(2.5)	20.9	1.2	1.3	2.0
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(3.3)	(21.2)	(34.8)	(10.2)	(3.0)	1.5
Amortization of prior service benefit	—	0.1	0.1	—	—	—
Amortization of actuarial loss	(8.5)	(10.4)	(13.4)	(0.3)	(0.5)	(0.3)
Curtailment gain	—	—	0.7	—	—	—
Net settlement gain (loss)	0.2	—	(14.7)	—	—	—
Total recognized in accumulated other comprehensive loss	(11.6)	(31.5)	(62.1)	(10.5)	(3.5)	1.2
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(8.7)	$(34.0)	$(41.2)	$(9.3)	$(2.2)	$3.2
Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.4%	2.1%	2.8%	2.4%	2.0%	2.8%
Expected long-term rate of return on plan assets	2.9%	3.3%	3.8%
Rate of compensation increase	3.5%	3.3%	3.3%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.0%	2.4%	2.1%	5.1%	2.4%	2.0%
Rate of compensation increase	3.6%	3.5%	3.3%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				6.1%	5.9%	5.4%
Rate trend to which the cost trend is assumed to decline				4.0%	3.9%	4.4%
Year that rate reaches the ultimate trend rate				2046	2044	2037

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 27, 2022
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$5.7	$5.7	$—	$—
Equity securities(1)
U.S. large cap	42.8	—	42.8	—
U.S. small cap	6.6	—	6.6	—
International	69.8	—	69.8	—
Fixed income securities(2)	687.7	—	687.7	—
Other alternative investments
Real estate(3)	14.5	—	14.5	—
Hedge fund(5)	7.4	—	7.4	—
Other(6)	4.0	—	4.0	—
Total investments at fair value	$838.5	$5.7	$832.8	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020

	Year Ended November 28, 2021
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$2.4	$2.4	$—	$—
Equity securities(1)
U.S. large cap	54.1	—	54.1	—
U.S. small cap	7.7	—	7.7	—
International	87.8	—	87.8	—
Fixed income securities(2)	939.9	—	939.9	—
Other alternative investments
Real estate(3)	20.7	—	20.7	—
Private equity(4)	0.2	—	—	0.2
Hedge fund(5)	12.5	—	12.5	—
Other(6)	3.9	—	3.9	—
Total investments at fair value	$1,129.2	$2.4	$1,126.6	$0.2
_____________
(1)Primarily consist of equity index funds that track various market indices.
(2)Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.
(3)Primarily consist of investments in U.S. Real Estate Investment Trusts.
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
The fair value of plan assets are composed of U.S. plan assets of $692.1 million and non-U.S. plan assets of $146.4 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Total

	(Dollars in millions)
2023	$71.3	$6.3	$77.6
2024	71.1	5.8	76.9
2025	69.2	5.4	74.6
2026	68.9	5.0	73.9
2027	67.9	4.6	72.5
2028-2031	321.7	17.2	338.9
At November 27, 2022, the Company's contributions to its pension plans for fiscal year 2023 are estimated to be $12.2 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 11: EMPLOYEE COMPENSATION AND LONG-TERM BENEFIT PLANS
Employee Savings and Investment Plan
The Company's Employee Savings and Investment Plan ("ESIP") is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 27, 2022, November 28, 2021 and November 29, 2020, were $18.8 million, $16.9 million and $17.3 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan ("AIP") provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 27, 2022, November 28, 2021, and November 29, 2020 were $104.2 million, $140.9 million and $51.8 million, respectively. Total amounts accrued for this plan as of November 27, 2022, and November 28, 2021 were $106.0 million and $134.4 million, respectively.
Long-term Employee Related Benefits
Long-term employee-related benefit liabilities primarily consist of the Company's liabilities for its deferred compensation plans.
Deferred compensation plan for executives and outside directors, established January 1, 2003. The Company has a non-qualified deferred compensation plan for executives and outside directors that was established on January 1, 2003 and amended thereafter. This plan allows for participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or certain other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. Participants earn a return, or may incur losses, on their deferred compensation based on their selection of hypothetical portfolio of publicly traded mutual funds. As of November 27, 2022 and November 28, 2021, these plan liabilities totaled $73.1 million and $73.6 million. The Company held funds of $71.5 million and $80.2 million in an irrevocable grantor's rabbi trust as of November 27, 2022 and November 28, 2021, respectively, related to this plan. Rabbi trust assets are marketable equity securities and are included in "Other current assets" or "Other non-current assets" on the Company's consolidated balance sheets. Unrealized gains and losses on these marketable equity securities are reported as a component of other income and expense, net in the Company's consolidated statement of operations.
Deferred compensation plan for executives, prior to January 1, 2003. The Company also maintains a non-qualified deferred compensation plan for certain management employees relating to compensation deferrals for the period prior to January 1, 2003. The rabbi trust is not a feature of this plan. As of November 27, 2022 and November 28, 2021, liabilities for this plan totaled $26.5 million and $33.1 million, respectively.
Due to unfavorable market conditions in the year ended November 27, 2022, participants in the deferred compensation plans incurred interest losses, resulting in the Company recognizing gains in the amount of $14.1 million. For the years ended November 28, 2021 and November 29, 2020, interest earned by the participants in deferred compensation plans was $15.5 million and $13.8 million, respectively. These interest losses and earnings were included in "Interest expense" in the Company's consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 12: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $63.6 million, $64.9 million and $51.3 million, and related income tax benefits of $15.3 million, $15.4 million and $12.6 million, respectively, for the years ended November 27, 2022, November 28, 2021 and November 29, 2020, respectively. As of November 27, 2022, there was $66.4 million of total unrecognized compensation cost related to unvested equity awards, which cost is expected to be recognized over a weighted-average period of 2.26 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2016 Equity Incentive Plan
Prior to the IPO in March 2019, the Company granted awards under the 2016 Equity Incentive Plan (the "2016 Plan"), which provided for the granting of a variety of stock awards, including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of common stock authorized for issuance under the 2016 Plan was 80.0 million shares. Upon completion of the IPO, shares that remained available for future grants under the 2016 Plan ceased to be available and the 2019 Equity Incentive Plan became effective. Awards granted before the IPO remain outstanding according to the plan’s terms. Outstanding awards under the 2016 Plan are issuable as Class B common stock and can be voluntarily converted to Class A common stock and sold to the public.
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the grant of a variety of stock awards, including stock options, restricted stock, RSUs, SARs, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At November 27, 2022, there were 27.4 million shares of Class A common stock available for future grants under the 2019 Plan.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At November 27, 2022, there were 10.5 million shares of Class A common stock available for issuance under the 2019 ESPP. The ESPP did not have a material impact on the consolidated financial statements in fiscal year 2022.
Shares of common stock associated with the above plans will be issued from the Company's authorized but unissued shares and are subject to the Stockholders' Agreement that governs all shares.
Under the 2016 Plan and 2019 Plan, stock awards have a maximum contractual term of ten years, and if applicable, must have an exercise price at least equal to the fair market value of the Company's common stock on the grant date. Awards generally vest according to terms determined at the time of grant, or as otherwise determined by the board of directors in its discretion.
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
Stock-settled RSUs which include service or performance conditions are issued to certain employees. Each stock-settled RSU is converted to a share of common stock upon vesting and does not have pre-vesting "dividend equivalent rights."
Non-employee members of the board of directors receive RSUs annually. The RSUs additionally have "dividend equivalent rights" of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. SARs with service conditions ("Service SARs") vest from three-and-a-half to four years, and have maximum contractual lives of ten years. SARs with performance conditions ("Performance SARs") were granted prior to fiscal 2017 and were fully vested prior to fiscal year 2020. SARs activity during the year ended November 27, 2022 was as follows:

	Service SARs				Performance SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Units in thousands and dollars in millions, except weighted-average exercise price)
Outstanding at November 28, 2021	5,791	$11.50	4.4		2,787	$6.10	1.2
Granted	777	21.00			—	—
Exercised	(602)	6.51			(251)	6.10
Forfeited	(101)	20.36			—	—
Outstanding at November 27, 2022	5,865	$13.12	4.4		2,536	$6.10	0.2
Vested and expected to vest at November 27, 2022	5,857	$13.11	4.4	$26.6	2,536	$6.10	0.2	$25.4
Exercisable at November 27, 2022	4,126	$10.23	2.3	$26.2	2,536	$6.10	0.2	$25.4
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Aggregate intrinsic value of Service SARs exercised during the year	$6.4	$119.5	$44.1
Aggregate intrinsic value of Performance SARs exercised during the year	$2.9	$45.4	$31.0
Unrecognized future compensation costs as of November 27, 2022 of $3.7 million for Service SARs are expected to be recognized over a weighted-average period of 1.9 years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2022	2021	2020
Weighted-average grant date fair value	$8.49	$9.88	$6.44

Weighted-average assumptions:
Expected life (in years)	7.1	7.1	7.0
Expected volatility	46.7%	49.3%	36.6%
Risk-free interest rate	1.7%	0.8%	1.4%
Expected dividend	1.9%	0.8%	1.6%
RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. RSUs with service conditions ("Service RSUs") granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. RSUs with performance conditions ("Performance RSUs") vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. Service and Performance RSU activity during the year ended November 27, 2022 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)

	(Units in thousands)
Outstanding at November 28, 2021	4,095	$19.02	2.4	2,435	$24.81	1.5
Granted	2,491	19.35		1,000	21.38
Vested	(1,773)	17.72		(1,334)	21.08
Performance adjustment	—	—		424	20.89
Forfeited	(379)	20.29		(182)	25.27
Outstanding at November 27, 2022	4,434	$19.62	2.5	2,343	$24.81	1.5
The total fair value of Service RSU awards vested during 2022, 2021 and 2020 was $38.0 million, $35.5 million and $88.6 million, respectively. The total fair value of Performance RSU awards vested during 2022, 2021 and 2020 was $29.1 million, $28.4 million, $49.0 million, respectively. Unrecognized future compensation cost as of November 27, 2022 of $49.6 million for Service RSUs and $13.2 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.5 and 1.5 years, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2022, 2021 and 2020, the weighted-average grant date fair values for Service and Performance RSUs granted without a market condition were $19.35, $21.78 and $18.80, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted
	2022	2021	2020
Weighted-average grant date fair value	$21.38	$27.33	$25.87

Weighted-average assumptions:
Expected life (in years)	2.8	2.8	2.8
Expected volatility	51.4%	54.3%	37.6%
Risk-free interest rate	1.2%	0.2%	1.4%
Expected dividend	1.9%	0.8%	1.5%
RSUs to the Board of Directors. The Company grants RSUs to certain members of its board of directors ("Board RSUs"). The total fair value of Board RSUs granted during the year ended November 27, 2022 of $1.8 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $7.4 million and $12.7 million as of November 27, 2022 and November 28, 2021, respectively.
NOTE 13: RESTRUCTURING
In the fourth quarter of 2022, the Company began a restructuring initiative designed to reduce costs and streamline operations, that is expected to continue through 2023. The next phase of the plan is expected to include further cost reductions, streamlining of operations and other organizational changes.
In 2021, the Company completed a restructuring initiative that commenced in 2020 and was designed to reduce costs, streamline operations and support agility. The initiative included the elimination of approximately 15% of the Company's global non-retail and non-manufacturing positions and resulted in approximately $100 million in annual cost savings.
For the years ended November 27, 2022, November 28, 2021 and November 29, 2020, the Company recognized net restructuring charges of $9.1 million, $8.3 million and $90.4 million, respectively, which were recorded on a separate line item in the Company's consolidated statements of operations. The charges primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions, and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of November 27, 2022, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons, which have a remaining term of less than one year.
NOTE 15: LEASES
Lease expense is primarily recognized in SG&A expenses within the Company's consolidated statements of operations, based on the underlying nature of the leased asset. For the years ended November 27, 2022 and November 28, 2021, lease expense primarily consisted of operating lease costs of $354.7 million and $345.4 million, respectively, including $83.1 million and $65.3 million primarily related to variable lease costs and $9.4 million and $9.6 million of short-term lease costs. As of and for the year ended November 27, 2022, finance leases were not a material component of the Company's lease portfolio.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
In the second quarter of 2021, the Company entered into an agreement for the construction and lease of a distribution facility in Germany. The facility is currently under construction and has an expected lease commencement date in the third quarter of fiscal year 2023. Once the 20-year lease term commences, the Company expects to recognize a right-of-use ("ROU") asset and corresponding lease liability of between $80 million and $100 million. The Company expects to capitalize approximately $60 million for Company-owned equipment to be installed in the leased facility.
The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. During the year ended November 27, 2022, as a result of the Russia-Ukraine crisis, the Company reviewed the ROU assets assigned to its Russia business for impairment and recorded $33.3 million of non-cash impairment charges. During the year ended November 28, 2021, due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends, expected future cash flows decreased, the Company recorded $11.3 million related to the impairment of certain store ROU assets. The impairment charges are included in SG&A expenses in the Company's accompanying consolidated statements of operations.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded in the Company's consolidated balance sheets.

November 27, 2022(1)

(Dollars in millions)
2023	$260.8
2024	217.8
2025	176.7
2026	140.9
2027	112.9
Thereafter	305.7
Total undiscounted future cash flows related to lease payments	1,214.8
Less: Interest	120.0
Present value of lease liabilities	$1,094.8
_____________
(1)Excludes $127.5 million of estimated future operating lease payments for lease agreements signed but not yet commenced.
The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

	November 27, 2022	November 28, 2021
Weighted-average remaining lease term (years)	6.3	6.5
Weighted-average discount rate	2.88%	2.00%

The table below includes supplemental cash and non-cash information related to operating leases:

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$260.3	$262.9
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$213.9	$415.8

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 16: DIVIDEND
Dividends are declared at the discretion of the board of directors. In January, April, July and October 2022, the Company declared cash dividends of $0.10, $0.10, $0.12 and $0.12 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April, July and October 2021, the Company declared cash dividends of $0.04, $0.06, $0.08 and $0.08 per share, respectively. A total of $174.3 million and $104.4 million in dividends were paid during the years ended November 27, 2022 and November 28, 2021, respectively.
The Company does not have an established dividend policy. The board of directors reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's fiscal 2022 year end, the board of directors declared a cash dividend of $0.12 per share to holders of record of its Class A and Class B common stock at the close of business on February 8, 2023, for a total quarterly dividend of approximately $47 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 17: ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive (loss) income is summarized below:

	Levi Strauss & Co.					Noncontrolling Interest(1)
	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Derivative Instruments	Foreign Currency Translation		Total	Foreign Currency Translation	Totals

	(Dollars in millions)
Accumulated other comprehensive (loss) income at November 24, 2019	$(220.9)	$(24.9)	$(165.5)	$6.3	$(405.0)	$9.6	$(395.4)
Gross changes	60.9	(55.2)	10.5	9.7	25.9	(9.6)	16.3
Tax	(15.1)	13.7	(3.6)	(2.9)	(7.9)	—	(7.9)
Cumulative effect of adoption of new accounting standards(2)	(47.3)	(8.0)	—	0.9	(54.4)	—	(54.4)
Other comprehensive income (loss), net of tax	(1.5)	(49.5)	6.9	7.7	(36.4)	(9.6)	(46.0)
Accumulated other comprehensive (loss) income at November 29, 2020	(222.4)	(74.4)	(158.6)	14.0	(441.4)	—	(441.4)
Gross changes	35.1	69.7	(51.1)	5.7	59.4	—	59.4
Tax	(8.2)	(16.2)	12.9	(0.9)	(12.4)	—	(12.4)
Other comprehensive income (loss), net of tax	26.9	53.5	(38.2)	4.8	47.0	—	47.0
Accumulated other comprehensive (loss) income at November 28, 2021	(195.5)	(20.9)	(196.8)	18.8	(394.4)	—	(394.4)
Gross changes	22.1	36.1	(65.0)	(20.6)	(27.4)	—	(27.4)
Tax	(6.1)	(8.0)	13.1	4.0	3.0	—	3.0
Other comprehensive (loss) income, net of tax	16.0	28.1	(51.9)	(16.6)	(24.4)	—	(24.4)
Adjustment of accumulated other comprehensive gain to retained earnings	$—	$—	$—	$(2.9)	(2.9)	$—	(2.9)
Accumulated other comprehensive (loss) income at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)	$—	$(421.7)
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 18: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended November 27, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$2,193.7	$879.8	$458.3	$297.9	$3,829.7
Direct-to-consumer	993.7	717.4	493.8	134.0	2,338.9
Total net revenues	$3,187.4	$1,597.2	$952.1	$431.9	$6,168.6

	Year Ended November 28, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$2,061.3	$1,003.8	$389.4	$206.9	$3,661.4
Direct-to-consumer	873.5	700.2	445.3	83.5	2,102.5
Total net revenues	$2,934.8	$1,704.0	$834.7	$290.4	$5,763.9

	Year Ended November 29, 2020(1)
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,500.0	$777.0	$291.9	$154.4	$2,723.3
Direct-to-consumer	687.9	614.8	371.5	55.1	1,729.3
Total net revenues	$2,187.9	$1,391.8	$663.4	$209.5	$4,452.6
_____________
(1)For the year ended November 29, 2020, net revenues from both channels were adversely impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, when most company-operated and wholesale customer doors were temporarily closed.

At November 27, 2022, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 19: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of "Other income (expense), net":

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Foreign exchange management (losses) gains(1)	$(7.6)	$(14.8)	$2.3
Foreign currency transaction gains (losses)(2)	1.8	5.8	(18.1)
Marketable securities gains(3)	6.9	—	—
COVID-19 government subsidy gain(4)	12.5	—	—
Pension settlement losses(5)	—	—	(14.7)
Other, net(6)	15.2	12.4	8.1
Total other income (expense), net	$28.8	$3.4	$(22.4)
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
(3)Marketable securities gains includes unrealized gains and losses from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company's deferred compensation plan.
(4)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(5)Pension settlement losses relate to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants.
(6)Fiscal year 2021 and 2020 amounts have been conformed to the fiscal year 2022 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 20: INCOME TAXES
The Company's income tax expense (benefit) was $80.5 million, $26.7 million and $(62.6) million and the Company's effective income tax rate was 12.4%, 4.6% and 33.0% for the years ended November 27, 2022, November 28, 2021 and November 29, 2020, respectively.
The increase in the effective tax rate in fiscal year 2022 as compared to fiscal year 2021 was primarily driven by lower benefit from the foreign-derived intangible income deduction on actual and deemed royalty income and lower benefit from stock-based compensation exercises in fiscal year 2022, partially offset by a higher benefit from an international intellectual property transaction.
The decrease in the effective tax rate in fiscal year 2021 as compared to fiscal year 2020 was primarily driven by a benefit from the foreign-derived intangible income deduction on actual and deemed royalty income and $41.6 million benefit from stock-based compensation exercises which includes state income taxes. The higher effective tax rate in the prior year 2020 was driven by a significantly lower income before income taxes.
The Company's income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	November 27, 2022		November 28, 2021		November 29, 2020

	(Dollars in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$136.4	21.0%	$121.9	21.0%	$(39.9)	21.0%
State income taxes, net of U.S. federal impact	14.5	2.2%	9.0	1.6%	(5.2)	2.8%
Change in valuation allowance	(0.5)	(0.1)%	2.6	0.4%	18.3	(9.6)%
Impact of foreign operations, net(1)(2)	29.6	4.6%	11.5	2.0%	(8.9)	4.7%
Foreign-derived intangible income benefit ("FDII")	(29.8)	(4.6)%	(66.0)	(11.4)%	—	—%
Reassessment of tax liabilities	(7.5)	(1.2)%	(0.8)	(0.1)%	(1.5)	0.7%
International intellectual property transaction(2)	(55.1)	(8.5)%	(15.1)	(2.6)%	—	—%
Stock-based compensation	(5.0)	(0.8)%	(36.9)	(6.4)%	(22.3)	11.8%
Other, including non-deductible expenses	(2.1)	(0.2)%	0.5	0.1%	1.5	(0.8)%
Change in tax law	—	—%	—	—%	(4.6)	2.4%
Total	$80.5	12.4%	$26.7	4.6%	$(62.6)	33.0%
___________
(1)Included in Impact of foreign operations, net are foreign rate differential, Global Intangible Low-Taxed Income ("GILTI") and the tax impact of actual and deemed repatriations of foreign earnings net of foreign tax credits. This also includes an immaterial amount of non-deductible charges related to the Russia-Ukraine crisis.
(2)Fiscal year 2021 amount has been conformed to the fiscal year 2022 presentation.
Impact of foreign operations. The tax expense in fiscal year 2022 increased as compared to fiscal year 2021 primarily due to a mix of higher foreign earnings, partially offset with a lower U.S. tax cost from GILTI.
Foreign-derived intangible income benefit. The $29.8 million and $66.0 million tax benefit is a result of earnings from the actual and deemed royalty income eligible for FDII deduction in 2022 and 2021, respectively.
Change in tax law. The $4.6 million tax benefit in fiscal year 2020 consists of a $38.5 million benefit for carrying back fiscal year 2020 U.S. losses to prior years at a higher tax rate, partially offset by a $27.6 million write off of previously used foreign tax credits that will expire un-utilized because of the aforementioned carryback. In addition, $6.3 million of foreign tax credits expired in 2020 due to the fiscal year 2020 U.S. loss.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
The U.S. and foreign components of income before income taxes were as follows:

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Domestic	$171.1	$197.4	$(197.7)
Foreign	478.5	382.8	8.0
Total income before income taxes	$649.6	$580.2	$(189.7)

Income tax expense consisted of the following:

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
U.S. Federal
Current	$15.3	$12.9	$8.4
Deferred	46.1	(25.5)	(79.7)
	$61.4	$(12.6)	$(71.3)
U.S. State
Current	$14.6	$7.8	$1.0
Deferred	(6.3)	1.2	(6.4)
	$8.3	$9.0	$(5.4)
Foreign
Current	$110.4	$93.9	$23.2
Deferred	(99.6)	(63.6)	(9.1)
	$10.8	$30.3	$14.1
Consolidated
Current	$140.3	$114.6	$32.6
Deferred	(59.8)	(87.9)	(95.2)
Total income tax expense	$80.5	$26.7	$(62.6)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 27, 2022	November 28, 2021

	(Dollars in millions)
Deferred tax assets
Foreign tax credit carryforwards	$104.2	$147.8
State net operating loss carryforwards	14.9	12.2
Foreign net operating loss carryforwards	47.6	53.3
Employee compensation and benefit plans	97.2	107.5
Advance royalties	87.1	114.5
Accrued liabilities	16.8	19.3
Sales returns and allowances	31.6	34.0
Inventory	36.9	26.2
Intangibles(1)	172.5	66.2
Lease liability	276.7	284.6
Other(1)	50.8	25.3
Total gross deferred tax assets	936.3	890.9
Less: Valuation allowance	(49.7)	(46.0)
Deferred tax assets, net of valuation allowance	886.6	844.9
Deferred tax liabilities
U.S. Branches	(32.4)	(31.1)
Right of use asset	(244.0)	(256.6)
Total deferred tax liabilities	(276.4)	(287.7)
Total net deferred tax assets	$610.2	$557.2
___________
(1)Fiscal year 2021 amount has been conformed to the fiscal year 2022 presentation.
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 27, 2022, are subject to expiration through 2032 if not utilized.
Foreign net operating loss carryforwards. As of November 27, 2022, the Company had a deferred tax asset of $47.6 million for foreign net operating loss carryforwards of $189.4 million. Of these operating losses, $88.0 million are subject to expiration through 2032. The remaining $101.4 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 27, 2022:

	Valuation Allowance at November 28, 2021	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 27, 2022

	(Dollars in millions)
Foreign tax credit and U.S. state net operating loss carryforwards	$9.2	$3.5	$(4.1)	$8.6
Foreign net operating loss carryforwards and other foreign deferred tax assets	36.7	0.8	3.5	41.0
	$45.9	$4.3	$(0.6)	$49.6

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
At November 27, 2022, the Company's valuation allowance primarily related to its gross deferred tax assets for state and foreign net operating loss carryforwards which reduced such assets to the amount that will more likely than not be realized.
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company reevaluated its historical indefinite reinvestment assertion as a result of the enactment of the Tax Cuts and Jobs Act (the "Tax Act" enacted on December 22, 2017) and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through November 2022, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $7.8 million (included in Other deferred tax assets and liabilities).
Uncertain Income Tax Positions
As of November 27, 2022, the Company’s total gross amount of unrecognized tax benefits was $38.1 million, of which $35.9 million could impact the effective tax rate, if recognized, as compared to November 28, 2021, when the Company’s total gross amount of unrecognized tax benefits was $30.7 million, of which $28.3 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits:

	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Unrecognized tax benefits beginning balance	$30.7	$32.3	$36.6
Increases related to current year tax positions	10.2	1.1	1.6
Increases related to tax positions from prior years	0.1	—	0.3
Decreases related to tax positions from prior years	(0.3)	(1.7)	(0.9)
Settlement with tax authorities	(1.5)	(0.4)	(4.3)
Lapses of statutes of limitation	(0.8)	(0.4)	(0.5)
Other, including foreign currency translation	(0.3)	(0.2)	(0.5)
Unrecognized tax benefits ending balance	$38.1	$30.7	$32.3
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits could decrease by as much as $0.2 million within the next 12 months.
As of November 27, 2022 and November 28, 2021, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $1.4 million and $1.8 million, respectively.
The Company files income tax returns in the United States and in various foreign (including Belgium, Hong Kong, India, Mexico and Canada), state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2008.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. It also assesses a 1% excise tax on repurchases of corporate stock. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
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

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions, except per share amounts)
Numerator:
Net income (loss) attributable to Levi Strauss & Co.	$569.1	$553.5	$(127.1)
Denominator:
Weighted-average common shares outstanding - basic	397,341,137	401,634,760	397,315,117
Dilutive effect of stock awards	6,503,645	8,143,409	—
Weighted-average common shares outstanding - diluted	403,844,782	409,778,169	397,315,117
Earnings (loss) per common share attributable to common stockholders:
Basic	$1.43	$1.38	$(0.32)
Diluted	$1.41	$1.35	$(0.32)
Anti-dilutive securities excluded from calculation of diluted earnings (loss) per share attributable to common stockholders	2,153,183	12,973	—
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
NOTE 22: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a member of the board of directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. During fiscal years 2022, 2021, and 2020, the Company donated $12.8 million, $3.6 million, and $9.9 million, respectively, to the Levi Strauss Foundation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
NOTE 23: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands. Other Brands, which includes Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands.
The Company considers its chief executive officer to be its chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not used by the chief operating decision maker in assessing segment performance.
Business segment information for the Company is as follows:

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020(1)

	(Dollars in millions)
Net revenues:
Americas	$3,187.4	$2,934.8	$2,187.9
Europe	1,597.2	1,704.0	1,391.8
Asia	952.1	834.7	663.4
Other Brands	431.9	290.4	209.5
Total net revenues	$6,168.6	$5,763.9	$4,452.6
Operating income (loss):
Americas	$654.4	$660.2	$318.7
Europe	349.9	396.4	207.9
Asia	111.2	35.1	(21.4)
Other Brands	17.1	10.4	(3.3)
Restructuring charges, net	(9.1)	(8.3)	(90.4)
Corporate expenses(2)	(477.0)	(407.6)	(496.6)
Total operating income (loss)	646.5	686.2	(85.1)
Interest expense	(25.7)	(72.9)	(82.2)
Loss on early extinguishment of debt	—	(36.5)	—
Other income (expense), net(3)	28.8	3.4	(22.4)
Income (loss) before income taxes	$649.6	$580.2	$(189.7)
___________
(1)For the year ended November 29, 2020, the Company's business and results of operations were impacted by temporary store closures and reduced traffic and consumer demand as a result of the COVID-19 pandemic, as most company-operated and wholesale customer doors were temporarily closed.
(2)Corporate expenses for the year ended November 27, 2022 includes $49.0 million in impairment charges, net of a $15.8 million gain on the termination of store leases related to the Russia-Ukraine crisis which are considered part of the Company's Europe segment.
Corporate expenses for the year ended November 29, 2020 includes incremental COVID-19 related charges that management does not attribute to any of the operating segments in order to provide increased transparency and comparability of segment performance. These charges include $42.3 million of incremental inventory reserves of which $26.3 million, $9.1 million and $6.9 million were related to the Americas, Europe and Asia segments, respectively, and charges for adverse fabric purchase commitments of $1.2 million related to the Asia segment. Net charges related to incremental allowance for doubtful accounts of $5.2 million were recognized, of which $5.0 million and $0.2 million were related to the Americas and Europe segments, respectively. Additionally, the Company recognized $58.7 million in impairment of long-lived assets related to certain retail locations, of which $50.0 million, $6.3 million and $2.4 million, were related to the Americas, Europe and Asia segments, respectively. Refer to Note 1 for additional information.
(3)Includes $14.7 million in pension settlement losses in fiscal year 2020 related to the voluntary lump-sum, cash-out program offered to vested deferred U.S. pension plan participants.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$39.7	$39.1	$49.7
Europe	19.0	23.3	22.9
Asia	12.3	13.3	12.6
Other Brands and Corporate	87.9	67.5	56.6
Total depreciation and amortization expense	$158.9	$143.2	$141.8

	November 27, 2022
	Americas	Europe	Asia	Unallocated	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$786.6	$207.8	$204.5	$217.9	$1,416.8
All other assets	—	—	—	4,621.0	4,621.0
Total assets					$6,037.8

	November 28, 2021
	Americas	Europe	Asia	Unallocated	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$429.5	$175.8	$154.9	$137.8	$898.0
All other assets	—	—	—	5,002.1	5,002.1
Total assets					$5,900.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 27, 2022, NOVEMBER 28, 2021 AND NOVEMBER 29, 2020
Geographic information for the Company was as follows:

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Net revenues:
United States	$2,883.5	$2,594.5	$1,943.5
Foreign countries	3,285.1	3,169.4	2,509.1
Total net revenues	$6,168.6	$5,763.9	$4,452.6

Net deferred tax assets:
United States	$379.0	$422.0	$404.8
Foreign countries	246.0	151.1	92.8
Total net deferred tax assets	$625.0	$573.1	$497.6

Long-lived assets:
United States	$454.2	$358.5	$317.1
Foreign countries	196.9	174.1	168.4
Total long-lived assets	$651.1	$532.6	$485.5

NOTE 24: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

	Year Ended
	November 27, 2022	November 28, 2021	November 29, 2020

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$(6.7)	$(181.5)	$234.2
Inventories	(543.0)	(84.7)	93.1
Accounts payable	134.6	150.5	12.5
Accrued salaries, wages and employee benefits and long-term employee related benefits	(37.5)	101.6	(71.1)
Right-of use operating lease assets and current and non-current operating lease liabilities, net	(5.0)	(5.9)	26.0
Other current and non-current assets	(120.5)	(28.3)	(82.3)
Other current and long-term liabilities	27.8	24.5	170.2
Net change in operating assets and liabilities	$(550.3)	$(23.8)	$382.6

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 27, 2022. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 27, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of November 27, 2022 and concluded that our internal control over financial reporting was effective as of such date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of November 27, 2022 as stated in their report included under Item 8.
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
The Company and certain of its subsidiaries are party to a Second Amended and Restated Credit Agreement dated May 23, 2017, as further amended (the “Credit Facility”), with the lenders party thereto. On January 25, 2023, the Company borrowed $150.0 million under the Credit Facility. The current interest rate for such borrowing under the Credit Facility is equal to SOFR plus 1.25%. Following the draw down, the Company will have approximately $835.6 million of borrowing capacity remaining under the Credit Facility.
The proceeds from the Credit Facility borrowings are expected to be used for general corporate purposes.
The terms of the Credit Facility are described in Note 9 to the consolidated financial statements and the governing documents are available as exhibits to previously filed reports with the Securities and Exchange Commission, as outlined in the exhibit index.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2023 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2023 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2023 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2023 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 List the following documents filed as a part of the report:

1. Financial Statements

The following consolidated financial statements of the Registrant are included in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB 238)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws	10-K	001-06631	3.2	1/27/2021
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 5.00% Senior Notes due 2025, dated April 27, 2015, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.2	2/13/2019
4.4	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.5	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.6	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.7	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.8	Description of Securities					X

4.9	First Supplemental Indenture, dated April 17, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	4/17/2020
4.10	Registration Rights Agreement, dated April 17, 2020, between the Registrant and BofA Securities Inc.	8-K	001-06631	4.2	4/17/2020
4.11	Indenture, dated as of February 19, 2021, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	2/19/2021
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019
10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.8	1/30/2020
10.9	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.9	1/30/2020
10.10	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.10	1/30/2020
10.11	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.11	1/30/2020
10.12	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.12	1/30/2020
10.13	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.13	1/30/2020
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020	10-K	001-06631	10.19	1/30/2020
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019

10.23*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019
10.24*	Employment Agreement, dated June 9, 2011, between the Registrant and Charles V. Bergh	S-1	333-229630	10.19	2/13/2019
10.25*	Amendment to Employment Agreement, effective May 8, 2012, between the Registrant and Charles V. Bergh	S-1	333-229630	10.20	2/13/2019
10.26*	Amendment to Employment Agreement, effective January 30, 2018, between the Registrant and Charles V. Bergh	S-1	333-229630	10.21	2/13/2019
10.27*	Employment Offer Letter, dated July 18, 2013, and Extension of Assignment Letter, dated July 6, 2016, between the Registrant and Seth Ellison	S-1	333-229630	10.23	2/13/2019
10.28*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.29*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.30	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.31	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.32	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.33	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.34	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.35*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.36*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
10.37	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 5, 2021, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-00631	10.1	1/7/2021
10.38*	Employment Agreement, dated October 27, 2020, between the Registrant and Seth Ellison	10-K	001-06631	10.40	1/27/2021
10.39*	Employment Offer Letter, dated October 27, 2020, between the Registrant and Elizabeth O’Neill	10-Q	001-00631	10.2	4/8/2021
10.40*	Director Compensation Policy	10-Q	001-00631	10.1	10/6/2021

10.41	Amendment No. 3 to Second Amended and Restated Credit Agreement among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-00631	10.2	10/6/2021
10.42	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 20, 2021, among Levi Strauss & Co., a Delaware corporation, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-K	001-00631	10.42	1/26/2022
10.43	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of November 22, 2022, among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	8-K	001-00631	10.1	11/25/2022
10.44*	Employment Agreement, dated December 1, 2022, between the Registrant and Michelle Gass					X
10.45	Third Amendment to Lease, dated August 1, 2011, among the Registrant, Blue Jeans Equities West, Innsbruck, LP and Plaza GB, LP.					X
10.46	Fourth Amendment to Lease, dated November 10, 2022, among the Registrant and JPPF 1155 Battery, L.P.					X
10.47*	Amended and Restated Senior Executive Severance Plan, effective January 1, 2023					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).	X
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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 27, 2022	$11.6	(1.1)	3.0	$7.5
November 28, 2021	$14.7	(0.2)	2.9	$11.6
November 29, 2020	$6.2	7.8	(0.7)	$14.7

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 27, 2022	$57.4	327.0	330.0	$54.4
November 28, 2021	$51.4	312.8	306.8	$57.4
November 29, 2020	$47.8	295.4	291.8	$51.4

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 27, 2022	$152.4	436.1	462.1	$126.4
November 28, 2021	$136.0	419.4	403.0	$152.4
November 29, 2020	$125.1	304.6	293.7	$136.0

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Charges/ (Releases) to Tax Expense	(Additions)/ Deductions	Balance at End of Period

	(Dollars in millions)
November 27, 2022	$45.9	4.3	0.6	$49.6
November 28, 2021	$38.5	4.9	(2.5)	$45.9
November 29, 2020	$19.6	18.3	(0.6)	$38.5
_____________
(1)The charges to the accounts are for the purposes for which the allowances were created.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 25, 2023		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
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

Signature	Title

/s/ ROBERT A. ECKERT	Chairperson of the Board	Date:	January 25, 2023
Robert A. Eckert

/s/ CHARLES V. BERGH	Director, President and	Date:	January 25, 2023
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 25, 2023
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 25, 2023
Jill Beraud

/s/ SPENCER C. FLEISCHER	Director	Date:	January 25, 2023
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	January 25, 2023
David A. Friedman

/s/ YAEL GARTEN	Director	Date:	January 25, 2023
Yael Garten

/s/ MICHELLE GASS	Director and President	Date:	January 25, 2023
Michelle Gass

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 25, 2023
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 25, 2023
Jenny Ming

/s/ PATRICIA SALAS PINEDA	Director	Date:	January 25, 2023
Patricia Salas Pineda

/s/ JOSHUA E. PRIME	Director	Date:	January 25, 2023
Joshua E. Prime

/s/ ELLIOTT RODGERS	Director	Date:	January 25, 2023
Elliott Rodgers

/s/ LISA STIRLING	Vice President and Global Controller	Date:	January 25, 2023
Lisa Stirling	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial Officer	Date:	January 25, 2023
Harmit Singh	(Principal Financial Officer)