Form 10-Q
period 2023-02-26
LEVI STRAUSS & CO
filed 2023-04-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of March 30, 2023, the registrant had 98,832,083 shares of Class A common stock, $0.001 par value per share and 297,544,679 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 26, 2023	November 27, 2022

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$321.8	$429.6
Short-term investments in marketable securities	—	70.6
Trade receivables, net	768.7	697.0
Inventories	1,335.2	1,416.8
Other current assets	223.2	213.9
Total current assets	2,648.9	2,827.9
Property, plant and equipment, net	625.2	622.8
Goodwill	369.3	365.7
Other intangible assets, net	285.9	286.7
Deferred tax assets, net	635.5	625.0
Operating lease right-of-use assets, net	955.0	970.0
Other non-current assets	354.1	339.7
Total assets	$5,873.9	$6,037.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	162.0	11.7
Accounts payable	475.4	657.2
Accrued salaries, wages and employee benefits	168.5	246.7
Accrued sales returns and allowances	178.1	180.0
Short-term operating lease liabilities	234.0	235.7
Other accrued liabilities	556.2	650.3
Total current liabilities	1,774.2	1,981.6
Long-term debt	993.6	984.5
Long-term operating lease liabilities	838.2	859.1
Long-term employee related benefits and other liabilities	300.4	308.9
Total liabilities	3,906.4	4,134.1

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 97,288,774 shares and 96,028,351 shares issued and outstanding as of February 26, 2023 and November 27, 2022, respectively; and 422,000,000 Class B shares authorized, 299,087,988 shares and 297,703,442 shares issued and outstanding, as of February 26, 2023 and November 27, 2022, respectively	0.4	0.4
Additional paid-in capital	627.2	625.6
Accumulated other comprehensive loss	(418.5)	(421.7)
Retained earnings	1,758.4	1,699.4
Total stockholders’ equity	1,967.5	1,903.7
Total liabilities and stockholders’ equity	$5,873.9	$6,037.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,688.9	$1,591.6
Cost of goods sold	746.6	648.0
Gross profit	942.3	943.6
Selling, general and administrative expenses	784.9	709.4
Operating income	157.4	234.2
Interest expense	(10.7)	(4.2)
Other (expense) income, net	(7.5)	15.9
Income before income taxes	139.2	245.9
Income tax expense	24.5	50.1
Net income	$114.7	$195.8
Earnings per common share attributable to common stockholders:
Basic	$0.29	$0.49
Diluted	$0.29	$0.48
Weighted-average common shares outstanding:
Basic	395,956,182	399,445,106
Diluted	400,360,529	407,017,092

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions) (Unaudited)
Net income	$114.7	$195.8
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	2.3	2.2
Derivative instruments	(24.8)	(4.2)
Foreign currency translation gains (losses)	28.1	(11.1)
Unrealized gains (losses) on marketable securities	0.7	(6.0)
Total other comprehensive income (loss), before related income taxes	6.3	(19.1)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3.1)	2.1
Comprehensive income, net of income taxes	$117.9	$178.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended February 26, 2023
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions) (Unaudited)
Balance at November 27, 2022	$0.4	$625.6	$1,699.4	$(421.7)	$1,903.7
Net income	—	—	114.7	—	114.7
Other comprehensive income, net of tax	—	—	—	3.2	3.2
Stock-based compensation and dividends, net	—	17.6	—	—	17.6
Employee stock purchase plan	—	2.6	—	—	2.6
Repurchase of common stock	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	(18.6)	—	—	(18.6)
Cash dividends declared ($0.12 per share)	—	—	(47.6)	—	(47.6)
Balance at February 26, 2023	$0.4	$627.2	$1,758.4	$(418.5)	$1,967.5

	Three Months Ended February 27, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions) (Unaudited)
Balance at November 28, 2021	$0.4	$584.8	$1,474.9	$(394.4)	$1,665.7
Net Income	—	—	195.8	—	195.8
Other comprehensive loss, net of tax	—	—	—	(17.0)	(17.0)
Stock-based compensation and dividends, net	—	14.1	—	—	14.1
Employee stock purchase plan	—	2.3	—	—	2.3
Repurchase of common stock	—	—	(71.6)	—	(71.6)
Tax withholdings on equity awards	—	(25.8)	—	—	(25.8)
Cash dividends declared ($0.10 per share)	—	—	(39.9)	—	(39.9)
Balance at February 27, 2022	$0.4	$575.4	$1,559.2	$(411.4)	$1,723.6

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$114.7	$195.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.6	38.9
Property, plant, equipment impairment, and early lease terminations, net	14.9	—
Stock-based compensation	17.6	14.1
(Benefit from) provision for deferred income taxes	(7.9)	19.0
Other, net	(2.8)	0.2
Net change in operating assets and liabilities	(336.9)	(181.9)
Net cash (used for) provided by operating activities	(160.8)	86.1
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(110.9)	(73.6)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	21.0	3.1
Payments to acquire short-term investments	—	(28.0)
Proceeds from sale, maturity and collection of short-term investments	70.8	20.3
Net cash used for investing activities	(19.1)	(78.2)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	150.0	—
Repurchase of common stock	(8.1)	(74.2)
Tax withholdings on equity awards	(18.6)	(25.8)
Dividend to stockholders	(47.6)	(39.9)
Other financing, net	2.1	0.6
Net cash provided by (used for) financing activities	77.8	(139.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.7)	(0.5)
Net decrease in cash and cash equivalents and restricted cash	(107.8)	(131.9)
Beginning cash and cash equivalents, and restricted cash	430.0	810.6
Ending cash and cash equivalents, and restricted cash	322.2	678.7
Less: Ending restricted cash	(0.4)	(0.3)
Ending cash and cash equivalents	$321.8	$678.4

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$39.3	$25.7
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	1.7	6.5
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023
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
Basis of Presentation and Principles of Consolidation
The interim consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim period financial statements and do not include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 27, 2022, included in the Company's 2022 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three months ended February 26, 2023 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2023.
The Company’s fiscal year ends on the last Sunday of November in each year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2023 and 2022 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
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
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $7.2 million and $7.5 million as of February 26, 2023 and November 27, 2022, respectively.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.2 billion and $1.2 billion as of February 26, 2023 and November 27, 2022, respectively.
In the first quarter of 2023, the Company recorded $18.6 million in charges primarily relate to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative. For more on the restructuring, refer to Note 7. The impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

Share Repurchases
During the three months ended February 26, 2023, the Company repurchased 0.5 million shares for $8.1 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $17.97 per share. During the three months ended February 27, 2022, the Company repurchased 3.0 million shares for $71.5 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $23.56 per share.
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
Reclassification
Certain amounts on the consolidated balance sheets and statements of cash flow have been conformed to the February 26, 2023 presentation.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2022 Annual Report on Form 10-K.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	February 26, 2023	November 27, 2022

	(Dollars in millions)

Raw materials	$13.7	$12.3
Work-in-progress	2.9	4.7
Finished goods	1,318.6	1,399.8
Total inventories	$1,335.2	$1,416.8
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	February 26, 2023			November 27, 2022
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$72.1	$72.1	$—	$71.5	$71.5	$—
Short-term investments in marketable securities	—	—	—	70.6	—	70.6
Derivative instruments(3)	11.9	—	11.9	21.5	—	21.5
Total	$84.0	$72.1	$11.9	$163.6	$71.5	$92.1
Financial liabilities carried at fair value
Derivative instruments(3)	21.1	—	21.1	8.1	—	8.1
Total	$21.1	$—	$21.1	$8.1	$—	$8.1
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	November 27, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in millions)
Available for sale investments
Short-term investments in marketable securities	$71.1	$0.3	$(0.8)	$70.6

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	February 26, 2023		November 27, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$507.0	$482.0	$493.9	$461.4
3.50% senior notes due 2031(1)	502.6	408.7	498.1	404.3
Short-term borrowings	162.8	162.8	11.7	11.7
Total	$1,172.4	$1,053.5	$1,003.7	$877.4
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
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

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
As of February 26, 2023, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $993.9 million were contracts to buy and $645.9 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

The table below provides data about the carrying values of derivative and non-derivative instruments:

	February 26, 2023			November 27, 2022
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$8.2	$—	$8.2	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(14.9)	(14.9)	—	(7.2)	(7.2)
Total	$8.2	$(14.9)		$15.6	$(7.2)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$11.9	$(8.2)	$3.7	$21.5	$(15.6)	$5.9
Forward foreign exchange contracts(2)	14.9	(21.1)	(6.2)	7.2	(8.1)	(0.9)
Total	$26.8	$(29.3)		$28.7	$(23.7)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(503.2)		$—	$(494.5)
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

	February 26, 2023			November 27, 2022
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$35.0	$(22.1)	$12.9	$44.3	$(14.6)	$29.7
Financial liabilities	(44.2)	22.1	(22.1)	(30.9)	14.6	(16.3)
Total			$(9.2)			$13.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in AOCL on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income(1)
	As of February 26, 2023	As of November 27, 2022	Three Months Ended
			February 26, 2023	February 27, 2022

	(Dollars in millions)
Foreign exchange risk contracts	$6.4	$22.6	$11.1	$0.6
Realized forward foreign exchange swaps (2)	4.6	4.6	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—
Euro-denominated senior notes	(16.1)	(7.4)	—	—
Cumulative income taxes	12.5	7.2	—	—
Total	$(12.4)	$7.2
_____________
(1)Amounts reclassified from AOCL were classified as net revenues and cost of goods sold on the Company's consolidated statements of income.
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCL and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the three months ended February 26, 2023. Within the next 12 months, a $8.1 million gain from cash flow hedges is expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1.6	$(0.9)
Cost of goods sold	$9.5	$1.5
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other (expense) income, net" in the Company's consolidated statements of income:

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions)
Realized loss	$9.4	$(1.4)
Unrealized gain	(5.6)	3.7
Total	$3.8	$2.3

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	February 26, 2023	November 27, 2022

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$185.9	$268.4
Accrued advertising and promotion	55.8	57.1
Taxes other than income taxes payable	48.6	53.2
Accrued property, plant and equipment	39.3	93.3
Accrued income taxes	35.1	13.1
Fair value derivatives	21.0	7.5
Restructuring liabilities	19.4	9.8
Accrued interest payable	17.3	8.0
Accrued rent	9.1	9.1
Other	124.7	130.8
Total other accrued liabilities	$556.2	$650.3

NOTE 6: DEBT
The following table presents the Company's debt:

	February 26, 2023	November 27, 2022

	(Dollars in millions)
Long-term debt
Unsecured:
3.375% senior notes due 2027	$499.6	$490.6
3.50% senior notes due 2031	494.0	493.9
Total long-term debt	$993.6	$984.5
Short-term debt
Secured:
Senior revolving credit facility	$150.0	$—
Unsecured:
Short-term borrowings	12.0	11.7
Total short-term debt	$162.0	$11.7
Total debt	$1,155.6	$996.2

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

Senior Revolving Credit Facility
The Company's unused availability under the Credit Facility was $835.1 million at February 26, 2023, as the Company's total availability of $850.0 million was reduced by $14.9 million of letters of credit and other credit usage allocated under the Credit Facility. On February 27, 2023, subsequent to quarter end, the Company borrowed an additional $50.0 million under its Credit Facility for total outstanding $200.0 million.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended February 26, 2023 was 3.86%, as compared to 3.83% during the same period of 2022.
NOTE 7: RESTRUCTURING ACTIVITIES
In the fourth quarter of 2022, the Company began a restructuring initiative designed to reduce costs and streamline operations in support of enterprise prioritization efforts. The plan is expected to continue through 2023 and will include further prioritization, cost reductions, and organizational changes.
For the three-month period ended February 26, 2023, the Company recognized net restructuring charges of $11.4 million, which primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. The Company also recognized $18.2 million in charges related to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects. Both charges were recorded in SG&A in the accompanying consolidated statements of income.
For the three-month period ended February 27, 2022, the Company recognized a net reduction in restructuring charges of $2.0 million, which was recorded in SG&A in the accompanying consolidated statements of income. The charges represent revisions of estimates around severance and employee-related benefits in relation to the previous restructuring initiative.
NOTE 8: COMMITMENTS AND CONTINGENCIES
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of February 26, 2023, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 9: DIVIDENDS
Dividends are declared at the discretion of the Board. In January 2023 and 2022, the Company declared cash dividends of $0.12 and $0.10 per share, respectively, to holders of record of its Class A and Class B common stock. Dividends in the amount of $47.6 million and $39.9 million, respectively, were paid out during the three months ended February 26, 2023 and February 27, 2022.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, a cash dividend of $0.12 per share was declared to holders of record of its Class A and Class B common stock at the close of business on May 4, 2023, for a total quarterly dividend of approximately $47 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended February 26, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)
Other comprehensive income (loss) before reclassifications	(0.5)	(8.5)	20.3	0.1	11.4
Amounts reclassified from accumulated other comprehensive income (loss)	2.3	(11.1)	—	0.6	(8.2)
Net increase (decrease) in other comprehensive income (loss)	1.8	(19.6)	20.3	0.7	3.2
Accumulated other comprehensive (loss) income at February 26, 2023	$(177.7)	$(12.4)	$(228.4)	$—	$(418.5)

	Three Months Ended February 27, 2022
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at November 28, 2021	$(195.5)	$(20.9)	$(196.8)	$18.8	$(394.4)
Other comprehensive income (loss) before reclassifications	(0.5)	(2.5)	(10.9)	(4.7)	(18.6)
Amounts reclassified from accumulated other comprehensive income (loss)	2.2	(0.6)	—	—	1.6
Net increase (decrease) in other comprehensive income (loss)	1.7	(3.1)	(10.9)	(4.7)	(17.0)
Accumulated other comprehensive (loss) income at February 27, 2022	$(193.8)	$(24.0)	$(207.7)	$14.1	$(411.4)
_____________
(1)Amounts reclassified were recorded in other (expense) income, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended February 26, 2023
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$530.6	$244.1	$134.0	$76.2	$984.9
Direct-to-consumer	292.4	211.0	155.5	45.1	704.0
Total net revenues	$823.0	$455.1	$289.5	$121.3	$1,688.9

	Three Months Ended February 27, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$510.8	$265.7	$122.8	$63.8	$963.1
Direct-to-consumer	255.1	203.7	135.6	34.1	628.5
Total net revenues	$765.9	$469.4	$258.4	$97.9	$1,591.6

The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of February 26, 2023 and November 27, 2022.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 12: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of "Other (expense) income, net":

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions)
Foreign exchange management gains(1)	$3.8	$2.3
Foreign currency transaction losses(2)	(10.6)	(2.2)
Marketable securities losses(3)	(1.1)	—
COVID-19 government subsidy gain(4)	—	12.5
Other, net	0.4	3.3
Total other (expense) income, net	$(7.5)	$15.9
_____________
(1)Gains on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates.
(2)Foreign currency transaction losses reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month period ended February 26, 2023 were primarily due to U.S. Dollar weakening against the Euro and the Mexican Peso.
(3)Marketable securities losses includes unrealized gains and losses from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company's deferred compensation plan.
(4)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
NOTE 13: INCOME TAXES
The Company's effective income tax rate was 17.6% for the three months ended February 26, 2023, compared to 20.4% for the same prior-year period. The lower effective tax rate in the current period is driven by higher tax benefits from incentive tax deductions related to intellectual property income, and the reversal of deferred tax liabilities on a foreign branch as a result of newly-effective U.S. foreign tax credit regulations, partially offset by the impact of non-deductible executive compensation, which became effective in 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 14: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions, except per share amounts)
Numerator:
Net income	$114.7	$195.8
Denominator:
Weighted-average common shares outstanding - basic	395,956,182	399,445,106
Dilutive effect of stock awards	4,404,347	7,571,986
Weighted-average common shares outstanding - diluted	400,360,529	407,017,092
Earnings per common share attributable to common stockholders:
Basic	$0.29	$0.49
Diluted	$0.29	$0.48
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	5,507,675	1,192,463
NOTE 15: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a member of the board of directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and Chief Legal Officer, is Vice President of the Levi Strauss Foundation. During the three months ended February 26, 2023, the Company donated $9.8 million to the Levi Strauss Foundation as compared to $11.4 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2023

NOTE 16: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes Levi's®, Signature by Levi Strauss & Co.™ and Denizen® brands. Other Brands, which includes Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions)
Net revenues:
Americas	$823.0	$765.9
Europe	455.1	469.4
Asia	289.5	258.4
Other Brands	121.3	97.9
Total net revenues	$1,688.9	$1,591.6
Operating income:
Americas	$134.6	$177.8
Europe	117.4	136.8
Asia	53.7	43.6
Other Brands	3.4	9.6
Restructuring charges, net	(11.4)	2.0
Corporate expenses	(140.3)	(135.6)
Total operating income	157.4	234.2
Interest expense	(10.7)	(4.2)
Other (expense) income, net	(7.5)	15.9
Income before income taxes	$139.2	$245.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 27, 2022, filed with the Securities and Exchange Commission on January 25, 2023. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. References to 2022 and 2023 below in this section are references to our fiscal years ending in November 2022 and 2023, respectively. See "-Financial Information Presentation."
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Signature by Levi Strauss & Co.™, Denizen® and Beyond Yoga® brands. We service consumers through our global infrastructure, developing, sourcing, and marketing our products around the world.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of February 26, 2023, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of February 26, 2023, we had 1,092 company-operated stores located in 37 countries and approximately 550 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 68% and 67% of our total units sold in the first three months of 2023 and 2022, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 25% of our total units sold in the first three months of both 2023 and 2022. The remainder of our products are footwear and accessories. Men's products generated 64% and 65% of our net revenues in the first three months of 2023 and 2022, respectively. Women's products generated 35% and 34% of our net revenues in the first three months of 2023 and 2022, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 38% of our net revenues in the first three months of both 2023 and 2022.
Our Europe and Asia businesses, collectively, contributed 44% of our net revenues and 55% of our segment operating income in the first three months of 2023, as compared to 46% of our net revenues and 49% of our segment operating income in the same period in 2022. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 56% in the first three months of both 2023 and 2022. Sales of Levi’s® brand products represented 87% of our total net sales in the first three months of both 2023 and 2022.
Our wholesale channel generated 58% and 61% of our net revenues in the first three months of 2023 and 2022, respectively. Our DTC channel generated 42% and 39% of our net revenues in the first three months of 2023 and 2022, respectively, with sales through our company operated e-commerce sites representing 22% of DTC channel net revenues in the first three months of both 2023 and 2022, and 9% of total net revenues in the first three months of both 2023 and 2022.
Impact of Russia-Ukraine Crisis on our Business
As a result of Russia's invasion of Ukraine, we suspended our business initiatives and the majority of our commercial activity in Russia and Ukraine in the second quarter of 2022, including closing the majority of our company-operated stores in Russia, as well as suspending shipments to our wholesale and licensing customers in Russia and Ukraine. Since then, we have closed all company-operated stores and ceased substantially all commercial activity in Russia. As a result, net revenues in Russia declined during the three months ended February 26, 2023 and represented approximately 1% of our total net revenues in the current quarter as compared to 2% of our total net revenues in the prior year.
For the three months ended February 26, 2023, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. On a constant currency basis, net revenues in our Europe segment were negatively impacted by approximately $16 million as compared to the prior year as of result of the decreased activities in Russia.
There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications, will impact our Europe segment and overall business, financial condition and results of operations. For additional information, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 27, 2022.
Supply Chain and U.S. Distribution Center Capacity Constraints
The elevated inventory levels within our U.S. distribution centers that we experienced during the latter half of 2022 have eased in the first quarter of 2023, and our inventory levels have begun to normalize. Compared to the first quarter of 2022, inventory increased 21% on a unit basis. As compared to the same quarters in the prior year, this quarter our inventory levels have increased 33% whereas in the fourth quarter of 2022, we had inventory growth of 58%. The 25 points of sequential improvement was largely due to deliberate actions taken during the quarter including reducing receipts and clearing inventory in the U.S.
Additionally, inflationary pressures, competition for, and price volatility of, resources throughout the supply chain have increased, resulting in higher labor and raw materials. Trends such as these can result in higher product costs and increased pressure to reduce costs and raise product prices, which could have a negative impact on demand. We continue to pursue mitigation strategies and create new efficiencies in our global supply chain.
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in both of the three-month periods ended February 26, 2023 and February 27, 2022, including increased costs of labor and products. In an effort to mitigate the effect of higher costs, we implemented price increases on many of our products in 2022, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain. If these inflationary pressures continue, our revenue, gross and operating margins and net income may be impacted for the remainder of 2023.

Impact of COVID-19 on Our Business
The COVID-19 pandemic continues to have a lingering affect our business and results of operations, although to a lesser extent than in prior years. In December 2022, the strict lockdowns and zero-tolerance policy shutdowns in China were lifted, although COVID-19 outbreaks continued to impact the country throughout December. By January 2023, all of our company-operated stores in China were open and operating, and traffic was improving. Across the rest of our markets, most of our company-operated stores and wholesale customer doors were open during both periods.
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
•Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro and British Pound, may negatively impact our financial results, revenue, operating margins and net income.
•The current domestic and international political environment, including volatile trade relations, the conflict involving Russia and Ukraine, and civil unrest taking place in certain parts of the world have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, sanctions and export controls which also increase volatility in the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
•There continues to be uncertainty with respect to potential changes in tax laws and regulations. Proposals to reform U.S. and foreign tax laws, including a 15% global minimum tax, could significantly impact how we are taxed on our U.S. and foreign earnings. If enacted into law, these types of tax law changes may have an adverse impact on our effective tax rate, income tax expense and cash flows.
•As climate change evolves, we expect an increase in both the frequency and severity of seasonal and severe weather events, which may affect our consumer traffic and demand, as well as the activities of our suppliers, manufacturers, and customers. Weather events, such as droughts, heatwaves, floods, wildfires and winter storms could impact store traffic and conversion as the timing for seasonal products may be unpredictable. Additionally, weather events could impact the cost or availability of raw materials integral to our products such as cotton.
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
For additional information regarding these risks, as well as other risks we face, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 27, 2022.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2022, our net revenues in the first, second, third and fourth quarters represented 26%, 24%, 24% and 26%, respectively, of our total net revenues for the year.
During the first quarter of 2023, we accelerated wholesale shipments typically made in the second quarter of 2023, mostly in preparation for the implementation of a new U.S. ERP in second quarter of 2023. As a result, we estimate that approximately $100 million of corresponding net revenues shifted from the second quarter to the first quarter of 2023.
Our First Quarter 2023 Results
•Net revenues. Consolidated net revenues increased 6.1% on a reported basis and 8.8% on a constant-currency basis compared to the first quarter of 2022. Excluding the effects of currency, the increase was driven by growth across all segments as a result of higher units and average unit selling prices, with a large portion of the growth coming from both our DTC and international businesses.
•Operating income. Compared to the first quarter of 2022, consolidated operating income decreased 32.8% to $157.4 million from $234.2 million. The decrease is due to lower gross margins and higher SG&A expenses in the current year. As a result, operating margin was 9.3%, 540 basis points lower than the first quarter of 2022.
•Net income. Compared to the first quarter of 2022, consolidated net income of $114.7 million decreased from $195.8 million. The decrease is driven by lower operating income described above.
•Adjusted EBIT. Compared to the first quarter of 2022, Adjusted EBIT decreased 22.1% to $185.3 million from $237.9 million. The decrease is due to a lower Adjusted gross margin as well as higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 11.0%, 390 basis points lower than the first quarter of 2022 on a reported basis, and 380 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the first quarter of 2022, Adjusted net income decreased 28.7% to $134.9 million from $189.2 million. The decrease is due to lower Adjusted EBIT as described above.
•Diluted earnings per share. Compared to the first quarter of 2022, diluted earnings per share decreased to $0.29 from $0.48 due to the lower net income described above.
•Adjusted diluted earnings per share. Compared to the first quarter of 2022, Adjusted diluted earnings per share decreased to $0.34 from $0.46, mainly due to the lower Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.01.
•Inventory. Compared to the first quarter of 2022, total inventories increased 33% on a dollar basis, whereas in the fourth quarter of 2022, we had inventory growth of 58%. The 25 points of sequential improvement was largely due to the deliberate actions taken during the quarter including reducing receipts and clearing excess inventory in the U.S.
For more information on our calculation of Adjusted EBIT, Adjusted net income, and Adjusted diluted earnings per share, non-GAAP financial measures and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP, see “– Non-GAAP Financial Measures.”

Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Each quarter of fiscal years 2023 and 2022 consists of 13 weeks.
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

Results of Operations
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase (Decrease)	February 26, 2023	February 27, 2022
				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,688.9	$1,591.6	6.1%	100.0%	100.0%
Cost of goods sold	746.6	648.0	15.2%	44.2%	40.7%
Gross profit	942.3	943.6	(0.1)%	55.8%	59.3%
Selling, general and administrative expenses	784.9	709.4	10.6%	46.5%	44.6%
Operating income	157.4	234.2	(32.8)%	9.3%	14.7%
Interest expense	(10.7)	(4.2)	(154.8)%	(0.6)%	(0.3)%
Other (expense) income, net	(7.5)	15.9	(147.2)%	(0.4)%	1.0%
Income before income taxes	139.2	245.9	(43.4)%	8.2%	15.4%
Income tax expense	24.5	50.1	(51.1)%	1.5%	3.1%
Net income	$114.7	$195.8	(41.4)%	6.8%	12.3%
Earnings per common share attributable to common stockholders:
Basic	$0.29	$0.49	(40.8)%	*	*
Diluted	$0.29	$0.48	(39.6)%	*	*
Weighted-average common shares outstanding:
Basic	396.0	399.4	(0.9)%	*	*
Diluted	400.4	407.0	(1.6)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues by reportable segment for the periods indicated and the changes in net revenues by reportable segment on both reported and constant-currency basis from period to period.

	Three Months Ended
			% Increase (Decrease)
	February 26, 2023	February 27, 2022	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$823.0	$765.9	7.5%	6.9%
Europe	455.1	469.4	(3.0)%	1.5%
Asia	289.5	258.4	12.0%	22.2%
Total Levi's Brands net revenues	1,567.6	1,493.7	4.9%	7.8%
Other Brands	121.3	97.9	23.9%	24.6%
Total net revenues	$1,688.9	$1,591.6	6.1%	8.8%

Total net revenues increased on both a reported and constant-currency basis for the three-month period ended February 26, 2023, as compared to the same period in 2022.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas segment increased for the three-month period ended February 26, 2023, with currency translation affecting net revenues favorably by approximately $4 million. Excluding the effects of currency, net revenues increased for the three-month period ended February 26, 2023, driven by growth in both our DTC and wholesale channels.
The increase in DTC revenue was across all markets, led by the United States, driven by strong store performance, as a result of higher units sold and price increases taken in the prior year. Additionally, we benefited from 28 more company-operated stores in operation as of February 26, 2023 as compared to February 27, 2022. E-commerce net revenues increased due to higher average selling prices and higher online traffic.
Wholesale channel revenue increased for the three-month period ended February 26, 2023 driven by growth in Canada as well as the United States as a result of higher units sold, and price increases taken in the prior year. The growth in the U.S. was primarily due to increased shipments in advance of our U.S. ERP implementation, with an estimated impact of approximately $100 million. This was partially offset with increased promotional activity as we took actions to clear out excess inventory and slow selling goods. Additionally, higher sales of our Levi's brand products offset lower sales of our value brands products.
Europe.    Net revenues in Europe decreased on a reported basis and increased on a constant-currency basis for the three-month period ended February 26, 2023, with currency translation affecting net revenues unfavorably by approximately $21 million. The increase in constant-currency net revenues for the three-month period ended February 26, 2023 was driven by higher DTC channel revenue despite an approximate $16 million decrease in net revenues due to the Russia-Ukraine crisis.
The increase in DTC revenue was due to strong store performance in our company-operated stores as higher in-store traffic and increased promotional activity drove higher unit sales in the current period as compared to the prior year which included lingering COVID-19 impacts. This was partially offset with 73 fewer company-operated stores in operation as of February 26, 2023 as compared to February 27, 2022, primarily due to the closure of stores in Russia. E-commerce revenue increased primarily due to higher traffic.
Excluding the effects of currency, wholesale channel revenue decreased primarily due to a decline in units sold as wholesale customers continued to rebalance inventory levels. This was partially offset by the benefit of price increases taken in the prior year.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month period ended February 26, 2023, with currency affecting net revenues unfavorably by approximately $22 million. Excluding the effects of currency, net revenues for the three-month period ended February 26, 2023 grew across both our DTC and wholesale channels, inclusive of an approximate $2 million decline in China net revenues as COVID-19 outbreaks impacted the beginning of the quarter.
The increase in DTC revenue was primarily due to strong performance in our company-operated stores, as a result of higher in-person traffic and price increases taken in the prior year. Additionally, there were 30 more company-operated stores in operation as of February 26, 2023 as compared to February 27, 2022 as well as the addition of approximately 80 company-operated shop in shops which were previously licensed in Thailand. For the three-month period ended February 26, 2023, e-commerce revenue grew, primarily due to increased online traffic, as compared to the prior-year period. Wholesale revenue increased primarily due to higher demand in most markets, particularly in India, as well as price increases taken in the prior year.
Other Brands. Net revenues in Other Brands increased on both a reported and constant-currency basis for the three-month period ended February 26, 2023. Currency translation did not have a significant impact for the three-month period ended February 26, 2023. The increase in net revenues for the three-month period ended February 26, 2023 was driven by growth in both our Dockers ® and Beyond Yoga® brands.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase

	(Dollars in millions)
Net revenues	$1,688.9	$1,591.6	6.1%
Cost of goods sold	746.6	648.0	15.2%
Gross profit	$942.3	$943.6	(0.1)%
Gross margin	55.8%	59.3%

Currency translation unfavorably impacted gross profit by approximately $26 million for the three-month period ended February 26, 2023.
For the three-month period ended February 26, 2023, the decrease in gross margin was primarily due to higher product costs, lower full price sales and approximately 30 basis points of unfavorable currency exchange, including transaction and translation impacts. These were partially offset by favorable channel mix, price increases, and lower air freight expenses. Higher product costs include increased cotton prices, ocean freight and demurrage charges, which unfavorably impacted gross margin by approximately 200 basis points. Lower full price sales include the impact of increased promotional activity as well as the impact of our actions to clear inventory, which unfavorably impacted gross margin by approximately 300 basis points. Additionally, we estimate the shift in wholesale revenues from the second quarter to the first quarter in preparation for the implementation of a new U.S. ERP system unfavorably impacted our gross margin by approximately 40 basis points.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase (Decrease)	February 26, 2023	February 27, 2022
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$346.0	$312.2	10.8%	20.5%	19.6%
Advertising and promotion	103.2	92.7	11.3%	6.1%	5.8%
Administration	127.4	131.0	(2.7)%	7.5%	8.2%
Other	196.9	175.5	12.2%	11.7%	11.0%
Restructuring charges, net	11.4	(2.0)	*	0.7%	(0.1)%
Total SG&A	$784.9	$709.4	10.6%	46.5%	44.6%
______________
* Not meaningful

Currency translation impacted SG&A favorably by approximately $17 million for the three-month period ended February 26, 2023.
Selling.   Currency translation impacted selling expenses favorably by approximately $11 million for the three-month period ended February 26, 2023. For the three-month period ended February 26, 2023, the increase in selling expenses was primarily due to higher sales volume in the current year as compared to the prior year as well as increased labor and store costs as a result of inflation.
Advertising and promotion. Currency translation impacted advertising and promotion expenses favorably by approximately $2 million for the three-month period ended February 26, 2023. The increase in advertising and promotion expenses for the three-month period ended February 26, 2023 was primarily due to increased spend on media, as we prioritized marketing the 150th anniversary of our 501® jean.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $2 million for the three-month period ended February 26, 2023. The decrease in administration costs for the three-month period ended February 26, 2023 was primarily due to lower employee incentive costs as compared to the same prior-year period as well as the recognition of a $3.5 million gain in the current year on the early termination of store leases related to the Russia-Ukraine crisis. This was partially offset by the recognition of $18.2 million in charges related to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation impacted other costs favorably by approximately $2 million for the three-month period ended February 26, 2023. For the three-month period ended February 26, 2023, the increase in other costs was primarily due to higher distribution expenses attributable to higher labor costs as a result of higher sales volume as well as inflation.
Restructuring charges, net. During the three-month period ended February 26, 2023, we recognized restructuring charges of $11.4 million. The charges primarily include the recognition of severance and other post-employment benefits related to a restructuring initiative that commenced in the fourth quarter of 2022 and is expected to continue through 2023. For the three-month period ended February 27, 2022, we recognized a net reduction in restructuring charges of $2.0 million. The charges represent revisions of estimates related to the previous restructuring initiative ending in 2021.

Operating income
The following table shows operating income by reportable segment, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase (Decrease)	February 26, 2023		February 27, 2022
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$134.6	$177.8	(24.3)%	16.4%		23.2%
Europe	117.4	136.8	(14.2)%	25.8%		29.1%
Asia	53.7	43.6	23.2%	18.5%		16.9%
Total Levi's Brands operating income	305.7	358.2	(14.7)%	19.5%		24.0%
Other Brands	3.4	9.6	(64.0)%	2.8%		9.8%
Restructuring charges, net	(11.4)	2.0	*	(0.7)%	❖	0.1%	❖
Corporate expenses	(140.3)	(135.6)	(3.5)%	(8.3)%	❖	(8.5)%	❖
Total operating income	$157.4	$234.2	(32.8)%	9.3%	❖	14.7%	❖
Operating margin	9.3%	14.7%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation unfavorably impacted total operating income by approximately $9 million for the three-month period ended February 26, 2023.
Segment operating income.
•Americas. Currency translation did not have a significant impact for the three-month period ended February 26, 2023. The decrease in operating income for the three-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percentage of revenue as compared to the prior year, partially offset by higher net revenues.
•Europe. Currency translation had an unfavorable impact of approximately $6 million for the three-month period ended February 26, 2023. The decrease in operating income for the three-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percentage of revenue as compared to the prior year.
•Asia. Currency translation had an unfavorable impact of approximately $5 million for the three-month period ended February 26, 2023. The increase in operating income for the three-month period ended was primarily due to higher net revenues in the current year as compared to the prior year and lower SG&A expenses as a percentage of revenue, partially offset by a lower gross margin.
•Other Brands. Currency translation did not have a significant impact for the three-month period ended February 26, 2023. The decrease in operating income for the three-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue, partially offset by higher net revenues.

Restructuring charges, net. Currency translation did not have a significant impact for the three-month period ended February 26, 2023. The increase in restructuring charges, net for the three-month period ended February 26, 2023 is primarily due to the recognition of severance and other post-employment benefits.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month period ended February 26, 2023.
The increase in corporate expenses for the three-month period ended February 26, 2023 primarily reflects $18.2 million in charges related to the impairment of capitalized internal-use software, partially offset by lower employee incentives.
Interest expense
Interest expense was $10.7 million for the three-month period ended February 26, 2023, as compared to $4.2 million for the comparable prior-year period. The increase is primarily related the inclusion of $5.6 million of gains in the prior year related to the change in the value of the deferred compensation plans. Effective as of the beginning of the current fiscal year, the impact of changes in the value of the deferred compensation plans have been classified as Other (expense) income, net.
Our weighted-average interest rate on average borrowings outstanding during the three-month period ended February 26, 2023 was 3.86%, as compared to 3.83%, during the comparable period in 2022.
Other (expense) income, net
For the three-month period ended February 26, 2023, we recorded expense of $7.5 million, as compared to income of $15.9 million for the same prior-year period. The decrease in other (expense) income recognized for the three months ended February 26, 2023 was primarily due to the current year including $10.6 million of foreign currency transaction losses. The prior-year period included the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government.
Income tax expense
The effective income tax rate was 17.6% for the three months ended February 26, 2023, compared to 20.4% for the same prior-year period. The lower effective tax rate in the current period is driven by higher tax benefits from incentive tax deductions related to intellectual property income, and the reversal of deferred tax liabilities on a foreign branch as a result of newly-effective U.S. foreign tax credit regulations, partially offset by the impact of non-deductible executive compensation, which became effective in 2023.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. We plan to deploy capital across all four of our capital allocation priorities: (1) to reinvest 3.5-4% of our revenue in capital investments, including in high growth investment opportunities and initiatives, to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, with a dividend payout ratio target of 25-35% of net income; (3) to pursue high return on investment acquisitions, both organic and inorganic, that support our current strategies; and (4) to repurchase shares with the goal of offsetting dilution or opportunistic buybacks or both, while maintaining an adequate public float of our shares. Our aim is to return 55-65% of our Adjusted free cash flow to stockholders in the form of dividends and share repurchases. We will continue to concentrate our capital investments in new stores, distribution capacity and technology to accelerate the profitable growth of our business. For more information on our calculation of Adjusted free cash flow, a non-GAAP financial measure, see “– Non-GAAP Financial Measures.”
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
As of February 26, 2023, we had $150.0 million in borrowings under the Credit Facility. Unused availability under the facility was $835.1 million and our total availability of $850.0 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $14.9 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $321.8 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.2 billion. Of our $321.8 million in cash and cash equivalents, approximately $250.0 million was held by foreign subsidiaries.
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
During the three months ended February 26, 2023, we repurchased 0.5 million shares for $8.1 million, plus broker's commissions in the open market. This equates to an average repurchase price of approximately $17.97 per share. During the three months ended February 27, 2022, we repurchased 3.0 million shares for $71.5 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $23.56 per share.
In April 2023, a cash dividend of $0.12 per share was declared to holders of record of our Class A and Class B common stock at the close of business on May 4, 2023, for a total quarterly dividend of approximately $47 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions)
Cash (used for) provided by operating activities	$(160.8)	$86.1
Cash used for investing activities	(19.1)	(78.2)
Cash provided by (used for) financing activities	77.8	(139.3)
Cash and cash equivalents at period end	321.8	678.4
Cash flows from operating activities
Cash used for operating activities was $160.8 million for the three-month period ended February 26, 2023, as compared to cash provided of $86.1 million for the comparable period in 2022. The decrease in cash from operating activities is primarily driven by higher spending on inventory and SG&A expenses, and lower collections of trade receivables.
Cash flows from investing activities
Cash used for investing activities was $19.1 million for the three-month period ended February 26, 2023, as compared to $78.2 million for the comparable period in 2022. The decrease in cash used for investing activities is primarily due to higher net proceeds from short-term investments and foreign exchange contracts, partially offset by higher capital expenditures.
Cash flows from financing activities
Cash provided by financing activities was $77.8 million for the three-month period ended February 26, 2023, as compared to cash used of $139.3 million for the comparable period in 2022. Cash provided in 2023 primarily reflects proceeds from the senior revolving credit facility of $150.0 million. Cash used in 2022 primarily reflects common stock repurchases of $74.2 million.
Indebtedness
Of our total debt of $1.2 billion as of February 26, 2023, we had fixed rate debt of $1.0 billion (87% of total debt), net of capitalized debt issuance costs and variable rate debt of $150.0 million (13% of total debt). As of February 26, 2023, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $12.0 million at various foreign subsidiaries and $150.0 million under the Credit Facility are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of February 26, 2023.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
We define the following non-GAAP measures as follows:

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Gross profit	Adjusted gross profit	Gross profit excluding COVID-19 and acquisition related inventory costs
Gross margin	Adjusted gross margin	Adjusted gross profit as a percentage of net revenues
Selling, general and administration ("SG&A") expenses	Adjusted SG&A	SG&A expenses excluding changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, impairment charges and early termination gains, net and restructuring and restructuring related charges, severance and other, net.
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income	Adjusted EBIT	Net income excluding income tax expense, interest expense, other (income) expense, net, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net.
Net income margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues.
Net income	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income	Adjusted net income
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
We believe Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
Adjusted gross profit, Adjusted gross margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP. Some of these limitations include:
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

	Three Months Ended February 26, 2023

	As reported	Non-GAAP Adjustments	As adjusted

	(Dollars in millions)
Net revenues	$1,688.9	$—	$1,688.9
Cost of goods sold	746.6	—	746.6
Gross profit/Adjusted gross profit	942.3	—	942.3
Gross margin/Adjusted gross margin	55.8%		55.8%
SG&A expenses/Adjusted SG&A(1)	784.9	(27.9)	757.0
SG&A margin/Adjusted SG&A margin	46.5%		44.8%
Operating income/Adjusted EBIT(2)	157.4	27.9	185.3
Operating margin/Adjusted EBIT margin(2)	9.3%		11.0%
Interest expense	(10.7)	—	(10.7)
Other expense, net	(7.5)	—	(7.5)
Income before income taxes	139.2	27.9	167.1
Income tax expense(3)	24.5	7.7	32.2
Net income/Adjusted net income	$114.7	$20.2	$134.9
Net income margin/Adjusted net income margin	6.8%		8.0%
Diluted earnings per share/Adjusted diluted earnings per share	$0.29	$0.05	$0.34
_____________
(1)Adjustments include (i) $11.4 million in severance charges recognized in connection with the 2022 restructuring initiative; (ii) $18.2 million in charges related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.5 million gain on the early termination of store leases related to the Russia-Ukraine crisis; and (iii) $1.3 million of charges associated with the Beyond Yoga acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(2)Adjusted EBIT and Adjusted EBIT margin are reconciled from net income and net income margin, respectively, which are the most comparable GAAP measures. Refer to the "Adjusted EBIT and Adjusted EBITDA" table for more information.
(3)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

	Three Months Ended February 27, 2022

	As reported	Non-GAAP Adjustments	As adjusted

	(Dollars in millions)
Net revenues	$1,591.6	$—	$1,591.6
Cost of goods sold	648.0	(2.0)	646.0
Gross profit/Adjusted gross profit(1)	943.6	2.0	945.6
Gross margin/Adjusted gross margin	59.3%		59.4%
SG&A expenses/Adjusted SG&A(2)	709.4	(1.7)	707.7
SG&A margin/Adjusted SG&A margin	44.6%		44.5%
Operating income/Adjusted EBIT(3)	234.2	3.7	237.9
Operating margin/Adjusted EBIT margin(3)	14.7%		14.9%
Interest expense	(4.2)	—	(4.2)
Other income, net(4)	15.9	(12.5)	3.4
Income before income taxes	245.9	(8.8)	237.1
Income tax expense(5)	50.1	(2.2)	47.9
Net income/Adjusted net income	$195.8	$(6.6)	$189.2
Net income margin/Adjusted net income margin	12.3%		11.9%
Diluted earnings per share/Adjusted diluted earnings per share	$0.48	$(0.02)	$0.46
_____________
(1)Adjustments include $2.0 million in acquisition charges related to the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.
(2)Adjustments include $2.1 million in acquisition and integration related charges associated with the Beyond Yoga acquisition.
(3)Adjusted EBIT and Adjusted EBIT margin is reconciled from net income and net income margin, respectively, which are the most comparable GAAP measures. Refer to the "Adjusted EBIT and Adjusted EBITDA" table for more information.
(4)Adjustments include a $12.5 million gain reflecting a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(5)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Twelve Months Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$114.7	$195.8	$488.0	$606.8

Non-GAAP measure:
Net income	$114.7	$195.8	$488.0	$606.8
Income tax expense	24.5	50.1	54.9	64.6
Interest expense	10.7	4.2	32.2	53.8
Other expense (income), net	7.5	(15.9)	(5.4)	(18.4)
Loss on early extinguishment of debt	—	—	—	36.5
Impact of changes in fair value on cash-settled stock-based compensation	—	0.6	—	3.9
COVID-19 related inventory costs and other charges	—	—	5.3	(5.6)
Acquisition and integration related charges(1)	1.3	4.1	5.2	11.8
Impairment charges and early termination gains, net(2)	14.7	—	47.9	—
Restructuring and restructuring related charges, severance and other, net(3)	11.9	(1.0)	32.3	23.4
Adjusted EBIT	$185.3	$237.9	$660.4	$776.8
Depreciation and amortization(4)	38.4	37.8	155.1	144.6
Adjusted EBITDA	$223.7	$275.7	$815.5	$921.4
Adjusted EBIT margin	11.0%	14.9%
_____________
(1)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(2)For the three-month period ended February 26, 2023, impairment charges and early termination gains, net includes $18.2 million in charges related to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects, net of a $3.5 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(3)For the three-month period ended February 26, 2023, restructuring and restructuring related charges, severance and other, net includes $11.4 million of severance charges recognized in connection with the 2022 restructuring initiative. Other charges included in restructuring and restructuring related charges, severance and other, net include transaction and deal related costs.
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

	February 26, 2023	November 27, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding finance leases	$1,155.6	$996.2

Non-GAAP measure:
Total debt, excluding finance leases	$1,155.6	$996.2
Cash and cash equivalents	(321.8)	(429.6)
Short-term investments in marketable securities	—	(70.6)
Net debt	$833.8	$496.0

The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	February 26, 2023	February 27, 2022

	(Dollars in millions)
	(Unaudited)
Total debt, excluding finance leases	$1,155.6	$1,024.7
Last Twelve Months Adjusted EBITDA(1)	$815.5	$921.4
Leverage ratio	1.4	1.1
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

	Three Months Ended
	February 26, 2023	February 27, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash (used for) provided by operating activities	$(160.8)	$86.1
Net cash used for investing activities	(19.1)	(78.2)
Net cash provided by (used for) financing activities	77.8	(139.3)

Non-GAAP measure:
Net cash (used for) provided by operating activities	$(160.8)	$86.1
Purchases of property, plant and equipment	(110.9)	(73.6)
Adjusted free cash flow	$(271.7)	$12.5

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
Constant-Currency Net Revenues
The table below sets forth the calculation of net revenues for each of our operating segments on a constant-currency basis for the comparison period applicable to the three-month period ended February 26, 2023:

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,688.9	$1,591.6	6.1%
Impact of foreign currency exchange rates	—	(39.7)	*
Constant-currency net revenues	$1,688.9	$1,551.9	8.8%

Americas
As reported	$823.0	$765.9	7.5%
Impact of foreign currency exchange rates	—	3.6	*
Constant-currency net revenues - Americas	$823.0	$769.5	6.9%

Europe
As reported	$455.1	$469.4	(3.0)%
Impact of foreign currency exchange rates	—	(21.2)	*
Constant-currency net revenues - Europe	$455.1	$448.2	1.5%

Asia
As reported	$289.5	$258.4	12.0%
Impact of foreign currency exchange rates	—	(21.5)	*
Constant-currency net revenues - Asia	$289.5	$236.9	22.2%

Other Brands
As reported	$121.3	$97.9	23.9%
Impact of foreign currency exchange rates	—	(0.6)	*
Constant-currency net revenues - Other Brands	$121.3	$97.3	24.6%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison period applicable to the three-month period ended February 26, 2023.

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$185.3	$237.9	(22.1)%
Impact of foreign currency exchange rates	—	(8.7)	*
Constant-currency Adjusted EBIT	$185.3	$229.2	(19.2)%

Adjusted EBIT margin	11.0%	14.9%	(26.2)%
Impact of foreign currency exchange rates	—	(0.1)	*
Constant-currency Adjusted EBIT margin(2)	11.0%	14.8%	(25.7)%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison period applicable to the three-month period ended February 26, 2023.

	Three Months Ended
	February 26, 2023	February 27, 2022	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$134.9	$189.2	(28.7)%
Impact of foreign currency exchange rates	—	(7.6)	*
Constant-currency Adjusted net income	$134.9	$181.6	(25.7)%
Constant-currency Adjusted net income margin(2)	8.0%	11.7%

Adjusted diluted earnings per share	$0.34	$0.46	(26.1)%
Impact of foreign currency exchange rates	—	(0.01)	*
Constant-currency Adjusted diluted earnings per share	$0.34	$0.45	(24.4)%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of February 26, 2023, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2022 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 27, 2022, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•the conflict involving Russia and Ukraine and the potential impact on global economic and geopolitical conditions;
•changes in general economic and financial conditions, inflationary pressures and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
•the duration and impact of COVID-19 on our projected customer demand, store closures, supply chain and our business, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2023;
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
•our ability to effectively manage our inventory and supply chain and the potential strain on our U.S distribution centers;
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
•our ability to respond to price, innovation and other competitive pressures in the global apparel industry, on and from our key customers and in our key markets and to increasing consumer expectations;

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
•the impact on our consumer traffic and demand, our business operations and the operations of our suppliers and manufacturers as climate change evolves and the frequency and severity of weather events increase;
•the impact of seasonality of our sales;
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
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 27, 2022, in our other filings with the SEC and in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended November 27, 2022, in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission. We suggest that this document be read in conjunction with our other filings with the U.S. Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2022 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of February 26, 2023. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of February 26, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended February 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 27, 2022. There have been no material changes to our previously reported Risk Factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
November 28, 2022 - January 1, 2023	—	$—	—	$688,609,045
January 2, 2023 - January 29, 2023	31,331	$17.94	31,331	$688,046,854
January 30, 2023 - February 26, 2023	423,545	$17.97	423,545	$680,434,314
Total	454,876	$17.97	454,876
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
During the first quarter of 2023, we repurchased 0.5 million shares for $8.1 million, excluding any broker commissions. Such repurchases were made pursuant to the Company's share repurchase program described above. Share repurchase authority was $680.4 million as of March 30, 2023.
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
10.1
Amendment No. 6 and Waiver to Second Amended and Restated Credit Agreement, dated as of March 21, 2023 , among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent. Filed herewith.

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

Date:	April 6, 2023		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)