Form 10-Q
period 2023-05-28
LEVI STRAUSS & CO
filed 2023-07-06
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 29, 2023, the registrant had 99,641,243 shares of Class A common stock, $0.001 par value per share and 297,025,479 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 28, 2023	November 27, 2022

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$471.6	$429.6
Short-term investments in marketable securities	—	70.6
Trade receivables, net	560.7	697.0
Inventories	1,313.5	1,416.8
Other current assets	198.4	213.9
Total current assets	2,544.2	2,827.9
Property, plant and equipment, net	660.4	622.8
Goodwill	373.2	365.7
Other intangible assets, net	284.8	286.7
Deferred tax assets, net	668.6	625.0
Operating lease right-of-use assets, net	977.8	970.0
Other non-current assets	382.8	339.7
Total assets	$5,891.8	$6,037.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	136.4	11.7
Accounts payable	464.2	657.2
Accrued salaries, wages and employee benefits	190.3	246.7
Accrued sales returns and allowances	170.2	180.0
Short-term operating lease liabilities	237.4	235.7
Other accrued liabilities	599.9	650.3
Total current liabilities	1,798.4	1,981.6
Long-term debt	1,000.2	984.5
Long-term operating lease liabilities	856.3	859.1
Long-term employee related benefits and other liabilities	299.2	308.9
Total liabilities	3,954.1	4,134.1

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 99,295,195 shares and 96,028,351 shares issued and outstanding as of May 28, 2023 and November 27, 2022, respectively; and 422,000,000 Class B shares authorized, 297,365,829 shares and 297,703,442 shares issued and outstanding, as of May 28, 2023 and November 27, 2022, respectively	0.4	0.4
Additional paid-in capital	649.9	625.6
Accumulated other comprehensive loss	(421.7)	(421.7)
Retained earnings	1,709.1	1,699.4
Total stockholders’ equity	1,937.7	1,903.7
Total liabilities and stockholders’ equity	$5,891.8	$6,037.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,336.8	$1,471.1	$3,025.7	$3,062.7
Cost of goods sold	552.6	616.1	1,299.2	1,264.1
Gross profit	784.2	855.0	1,726.5	1,798.6
Selling, general and administrative expenses	774.3	778.8	1,559.2	1,488.2
Operating income	9.9	76.2	167.3	310.4
Interest expense	(13.2)	(4.4)	(23.9)	(8.6)
Other (expense) income, net	(3.9)	6.0	(11.4)	21.9
(Loss) income before income taxes	(7.2)	77.8	132.0	323.7
Income tax (benefit) expense	(5.6)	28.1	18.9	78.1
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.00)	$0.13	$0.29	$0.62
Diluted	$(0.00)	$0.12	$0.28	$0.61
Weighted-average common shares outstanding:
Basic	397,455,261	397,882,576	396,671,862	398,650,665
Diluted	397,455,261	403,782,416	401,141,666	405,852,351

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions) (Unaudited)
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6
Other comprehensive (loss) income, before related income taxes:
Pension and postretirement benefits	2.3	2.0	4.6	4.2
Derivative instruments	(26.7)	34.0	(51.5)	29.9
Foreign currency translation gains (losses)	19.3	(14.0)	47.4	(25.2)
Unrealized (losses) gains on marketable securities	—	(4.4)	0.7	(10.4)
Total other comprehensive (loss) income, before related income taxes	(5.1)	17.6	1.2	(1.5)
Income tax benefit (expense) related to items of other comprehensive (loss) income	1.9	(0.4)	(1.2)	1.7
Comprehensive (loss) income, net of income taxes	$(4.8)	$66.9	$113.1	$245.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended May 28, 2023
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions) (Unaudited)
Balance at February 26, 2023	$0.4	$627.2	$1,758.4	$(418.5)	$1,967.5
Net loss	—	—	(1.6)	—	(1.6)
Other comprehensive loss, net of tax	—	—	—	(3.2)	(3.2)
Stock-based compensation and dividends, net	—	20.9	(0.1)	—	20.8
Employee stock purchase plan	—	2.2	—	—	2.2
Tax withholdings on equity awards	—	(0.4)	—	—	(0.4)
Cash dividends declared ($0.12 per share)	—	—	(47.6)	—	(47.6)
Balance at May 28, 2023	$0.4	$649.9	$1,709.1	$(421.7)	$1,937.7

	Six Months Ended May 28, 2023
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions) (Unaudited)
Balance at November 27, 2022	$0.4	$625.6	$1,699.4	$(421.7)	$1,903.7
Net income	—	—	113.1	—	113.1
Stock-based compensation and dividends, net	—	38.5	(0.1)	—	38.4
Employee stock purchase plan	—	4.8	—	—	4.8
Repurchase of common stock	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	(19.0)	—	—	(19.0)
Cash dividends declared ($0.24 per share)	—	—	(95.2)	—	(95.2)
Balance at May 28, 2023	$0.4	$649.9	$1,709.1	$(421.7)	$1,937.7

	Three Months Ended May 29, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions) (Unaudited)
Balance at February 27, 2022	$0.4	$575.3	$1,559.3	$(411.4)	$1,723.6
Net Income	—	—	49.7	—	49.7
Other comprehensive income, net of tax	—	—	—	17.2	17.2
Stock-based compensation and dividends, net	—	16.7	—	—	16.7
Employee stock purchase plan	—	2.1	—	—	2.1
Repurchase of common stock	—	—	(40.0)	—	(40.0)
Tax withholdings on equity awards	—	(1.3)	—	—	(1.3)
Cash dividends declared ($0.10 per share)	—	—	(39.7)	—	(39.7)
Balance at May 29, 2022	$0.4	$592.8	$1,529.3	$(394.2)	$1,728.3

	Six Months Ended May 29, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions) (Unaudited)
Balance at November 28, 2021	$0.4	$584.8	$1,474.9	$(394.4)	$1,665.7
Net income	—	—	245.6	—	245.6
Other comprehensive income, net of tax	—	—	—	0.2	0.2
Stock-based compensation and dividends, net	—	30.7	—	—	30.7
Employee stock purchase plan	—	4.5	—	—	4.5
Repurchase of common stock	—	—	(111.7)	—	(111.7)
Tax withholdings on equity awards	—	(27.2)	—	—	(27.2)
Cash dividends declared ($0.20 per share)	—	—	(79.5)	—	(79.5)
Balance at May 29, 2022	$0.4	$592.8	$1,529.3	$(394.2)	$1,728.3

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 28, 2023	May 29, 2022

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$113.1	$245.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.4	77.7
Property, plant, equipment, right-of-use asset, goodwill impairments, and early lease terminations, net	14.9	54.7
Stock-based compensation	38.4	30.7
(Benefit from) provision for deferred income taxes	(36.5)	17.4
Other, net	(11.3)	9.8
Net change in operating assets and liabilities	(72.6)	(290.0)
Net cash provided by operating activities	125.4	145.9
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(186.6)	(120.5)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	34.3	(9.1)
Payments to acquire short-term investments	—	(44.6)
Proceeds from sale, maturity and collection of short-term investments	70.8	39.0
Net cash used for investing activities	(81.5)	(135.2)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	200.0	—
Repayments of senior revolving credit facility	(75.0)	—
Repurchase of common stock	(8.1)	(114.2)
Dividends to stockholders	(95.2)	(79.5)
Other financing activities, net	(15.8)	(23.4)
Net cash provided by (used for) financing activities	5.9	(217.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7.8)	(2.0)
Net increase (decrease) in cash and cash equivalents and restricted cash	42.0	(208.4)
Beginning cash and cash equivalents, and restricted cash	430.0	810.6
Ending cash and cash equivalents, and restricted cash	472.0	602.2
Less: Ending restricted cash	(0.4)	(0.3)
Ending cash and cash equivalents	$471.6	$601.9

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$39.9	$47.2
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	40.5	56.8
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three and six months ended May 28, 2023 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2023.
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
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $6.7 million and $7.5 million as of May 28, 2023 and November 27, 2022, respectively.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.3 billion and $1.2 billion as of May 28, 2023 and November 27, 2022, respectively.
In the first quarter of 2023, the Company recorded $18.6 million in charges primarily related to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative. In the second quarter of 2022, as a result of the Russia-Ukraine crisis, the Company reviewed certain long-lived assets for impairment and recorded $60.4 million in charges, which reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

related to property, plant and equipment, as well as $9.3 million of other incremental charges related to the wind-down of operations. Both impairment charges are included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of operations. For more on the restructuring, refer to Note 7.
Share Repurchases
During the six months ended May 28, 2023, the Company repurchased 0.5 million shares for $8.1 million, plus broker's commissions, in the open market during the first quarter. This equates to an average repurchase price of approximately $17.97 per share. During the second quarter of 2023, there were no shares repurchased. During the three and six months ended May 29, 2022, the Company repurchased 2.0 million and 5.0 million shares for $40.0 million and $111.5 million, plus broker's commissions, respectively, in the open market. This equates to an average repurchase price of approximately $22.00 per share for the six months ended May 29, 2022.
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
Partial Pension Settlement
On May 30, 2023, subsequent to quarter end, the Company used pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. As a result, a noncash pension settlement charge of approximately $19 million will be recognized within Other (expense) income, net in the Company's consolidated statement of operations and approximately $21 million of unrealized losses will be reclassified from "Accumulated other comprehensive loss" ("AOCL") on the Company's consolidated balance sheets.
Reclassification
Certain amounts on the consolidated balance sheets and statements of cash flow have been conformed to the May 28, 2023 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	May 28, 2023	November 27, 2022

	(Dollars in millions)

Raw materials	$12.8	$12.3
Work-in-progress	5.2	4.7
Finished goods	1,295.5	1,399.8
Total inventories	$1,313.5	$1,416.8
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 28, 2023			November 27, 2022
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$74.6	$74.6	$—	$71.5	$71.5	$—
Short-term investments in marketable securities	—	—	—	70.6	—	70.6
Derivative instruments(3)	5.8	—	5.8	21.5	—	21.5
Total	$80.4	$74.6	$5.8	$163.6	$71.5	$92.1
Financial liabilities carried at fair value
Derivative instruments(3)	23.5	—	23.5	8.1	—	8.1
Total	$23.5	$—	$23.5	$8.1	$—	$8.1
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
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

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

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 28, 2023		November 27, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$509.6	$486.8	$493.9	$461.4
3.50% senior notes due 2031(1)	498.5	409.5	498.1	404.3
Short-term borrowings	137.1	137.1	11.7	11.7
Total	$1,145.2	$1,033.4	$1,003.7	$877.4
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
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. Dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive (loss) income.
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in "Other (expense) income, net" in the Company's consolidated statements of operations. The effective portions of these hedges are recorded in AOCL on the Company's consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
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
As of May 28, 2023, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $795.0 million were contracts to buy and $577.3 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

The table below provides data about the carrying values of derivative and non-derivative instruments:

	May 28, 2023			November 27, 2022
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$2.6	$—	$2.6	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(17.0)	(17.0)	—	(7.2)	(7.2)
Total	$2.6	$(17.0)		$15.6	$(7.2)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$5.8	$(2.6)	$3.2	$21.5	$(15.6)	$5.9
Forward foreign exchange contracts(2)	17.0	(23.5)	(6.5)	7.2	(8.1)	(0.9)
Total	$22.8	$(26.1)		$28.7	$(23.7)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(509.4)		$—	$(494.5)
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

	May 28, 2023			November 27, 2022
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$25.4	$(10.9)	$14.5	$44.3	$(14.6)	$29.7
Financial liabilities	(43.1)	10.9	(32.2)	(30.9)	14.6	(16.3)
Total			$(17.7)			$13.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in AOCL on the Company’s consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income(1)
	As of May 28, 2023	As of November 27, 2022	Three Months Ended		Six Months Ended
			May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
Foreign exchange risk contracts	$(14.1)	$22.6	$13.6	$3.1	$24.8	$3.6
Realized forward foreign exchange swaps (2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(22.3)	(7.4)	—	—	—	—
Cumulative income taxes	17.9	7.2	—	—	—	—
Total	$(33.7)	$7.2
_____________
(1)Amounts reclassified from AOCL were classified as net revenues and cost of goods sold on the Company's consolidated statements of operations.
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCL and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the six months ended May 28, 2023. Within the next 12 months, a $15.4 million loss from cash flow hedges is expected to be reclassified from AOCL into net (loss) income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$0.8	$(0.9)	$2.4	$(1.8)
Cost of goods sold	$12.9	$4.0	$22.4	$5.5
The table below provides data about the amount of gains and losses related to derivatives instruments included in "Other (expense) income, net" in the Company's consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
Realized gain (loss)	$13.1	$(17.7)	$22.6	$(19.1)
Unrealized (loss) gain	(1.2)	10.2	(6.8)	13.9
Total	$11.9	$(7.5)	$15.8	$(5.2)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	May 28, 2023	November 27, 2022

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$201.2	$268.4
Accrued advertising and promotion	72.4	57.1
Taxes other than income taxes payable	56.5	53.2
Accrued property, plant and equipment	39.9	93.3
Accrued income taxes	38.5	13.1
Fair value derivatives	23.4	7.5
Restructuring liabilities	23.2	9.8
Accrued interest payable	8.9	8.0
Accrued rent	7.4	9.1
Other	128.5	130.8
Total other accrued liabilities	$599.9	$650.3

NOTE 6: DEBT
The following table presents the Company's debt:

	May 28, 2023	November 27, 2022

	(Dollars in millions)
Long-term debt
Unsecured:
3.375% senior notes due 2027	$506.0	$490.6
3.50% senior notes due 2031	494.2	493.9
Total long-term debt	$1,000.2	$984.5
Short-term debt
Secured:
Senior revolving credit facility	$125.0	$—
Unsecured:
Short-term borrowings	11.4	11.7
Total short-term debt	136.4	11.7
Total debt	$1,136.6	$996.2

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

Senior Revolving Credit Facility
As of May 28, 2023, the Company had $125.0 million in borrowings under the Credit Facility. The Company's unused availability under the Credit Facility was $860.1 million at May 28, 2023, as the total availability of $875.0 million was reduced by $14.9 million of letters of credit and other credit usage allocated under the Credit Facility.
On June 30, 2023, subsequent to quarter end, the Company repaid $100 million of its Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 28, 2023 was 4.50% and 4.19%, respectively, as compared to 4.00% and 3.91%, respectively, during the same periods of 2022.
NOTE 7: RESTRUCTURING ACTIVITIES
In the fourth quarter of 2022, the Company began a restructuring initiative designed to reduce costs and streamline operations in support of enterprise prioritization efforts. The plan is expected to continue through 2023 and will include further prioritization, cost reductions, and organizational changes.
For the three-month and six-month periods ended May 28, 2023, the Company recognized net restructuring charges of $6.5 million and $17.8 million, respectively, which primarily relate to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans. During the six-month period ended May 28, 2023, the Company also recognized $18.8 million in charges related to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects. Both charges were recorded in SG&A in the accompanying consolidated statements of operations.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of May 28, 2023, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 9: DIVIDENDS
Dividends are declared at the discretion of the Board. In both January and April 2023, the Company declared cash dividends, each $0.12 per share, to holders of record of its Class A and Class B common stock. In both January and April 2022, the Company declared cash dividends, each $0.10 per share. During the three and six months ended May 28, 2023, dividends were paid in the amount of $47.6 million and $95.2 million, respectively, compared to $39.6 million and $79.5 million for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's quarter end, a cash dividend of $0.12 per share was declared to holders of record of its Class A and Class B common stock at the close of business on August 4, 2023. The cash dividend will be payable on August 17, 2023, for a total quarterly dividend of approximately $48 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended May 28, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at February 26, 2023	$(177.7)	$(12.4)	$(228.4)	$—	$(418.5)
Other comprehensive (loss) income before reclassifications	(0.6)	(7.6)	16.4	—	8.2
Amounts reclassified from accumulated other comprehensive (loss) income	2.3	(13.7)	—	—	(11.4)
Net increase (decrease) in other comprehensive (loss) income	1.7	(21.3)	16.4	—	(3.2)
Accumulated other comprehensive (loss) income at May 28, 2023	$(176.0)	$(33.7)	$(212.0)	$—	$(421.7)

	Six Months Ended May 28, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)
Other comprehensive income (loss) before reclassifications	(1.1)	(16.1)	36.7	0.1	19.6
Amounts reclassified from accumulated other comprehensive (loss) income	4.6	(24.8)	—	0.6	(19.6)
Net increase (decrease) in other comprehensive (loss) income	3.5	(40.9)	36.7	0.7	—
Accumulated other comprehensive (loss) income at May 28, 2023	$(176.0)	$(33.7)	$(212.0)	$—	$(421.7)
____________
(1)Amounts reclassified were recorded in other (expense) income, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

	Three Months Ended May 29, 2022
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at February 27, 2022	$(193.8)	$(24.0)	$(207.7)	$14.1	$(411.4)
Other comprehensive (loss) income before reclassifications	(0.5)	29.9	(7.8)	(3.4)	18.2
Amounts reclassified from accumulated other comprehensive (loss) income	2.0	(3.0)	—	—	(1.0)
Net increase (decrease) in other comprehensive (loss) income	1.5	26.9	(7.8)	(3.4)	17.2
Accumulated other comprehensive (loss) income at May 29, 2022	$(192.3)	$2.9	$(215.5)	$10.7	$(394.2)

	Six Months Ended May 29, 2022
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at November 28, 2021	$(195.5)	$(20.9)	$(196.8)	$18.8	$(394.4)
Other comprehensive (loss) income before reclassifications	(1.0)	27.4	(18.7)	(8.1)	(0.4)
Amounts reclassified from accumulated other comprehensive (loss) income	4.2	(3.6)	—	—	0.6
Net increase (decrease) in other comprehensive income (loss) income	3.2	23.8	(18.7)	(8.1)	0.2
Accumulated other comprehensive (loss) income at May 29, 2022	$(192.3)	$2.9	$(215.5)	$10.7	$(394.2)
_____________
(1)Amounts reclassified were recorded in other (expense) income, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Three Months Ended May 28, 2023
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$366.7	$172.5	$112.3	$63.8	$715.3
Direct-to-consumer	242.2	188.8	149.4	41.1	621.5
Total net revenues	$608.9	$361.3	$261.7	$104.9	$1,336.8

	Six Months Ended May 28, 2023
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$897.3	$416.6	$246.3	$140.0	$1,700.2
Direct-to-consumer	534.6	399.8	304.9	86.2	1,325.5
Total net revenues	$1,431.9	$816.4	$551.2	$226.2	$3,025.7

	Three Months Ended May 29, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$547.7	$190.6	$107.3	$74.9	$920.5
Direct-to-consumer	228.4	176.5	114.5	31.2	550.6
Total net revenues	$776.1	$367.1	$221.8	$106.1	$1,471.1

	Six Months Ended May 29, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,058.5	$456.3	$230.1	$138.7	$1,883.6
Direct-to-consumer	483.4	380.2	250.2	65.3	1,179.1
Total net revenues	$1,541.9	$836.5	$480.3	$204.0	$3,062.7
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of May 28, 2023 and November 27, 2022.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 12: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of "Other (expense) income, net":

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
Foreign exchange management gains (losses) (1)	$12.0	$(7.5)	$15.8	$(5.2)
Foreign currency transaction (losses) gains(2)	(17.7)	8.7	(28.3)	6.5
Marketable securities gains(3)	2.3	—	1.2	—
COVID-19 government subsidy gain(4)	—	—	—	12.5
Other, net	(0.5)	4.8	(0.1)	8.1
Total other (expense) income, net	$(3.9)	$6.0	$(11.4)	$21.9
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in the three-month and six-month periods ended May 28, 2023 were primarily due to favorable currency fluctuations relative to negotiated contract rates on positions to buy and sell the Euro.
(2)Foreign currency transaction losses (gains) reflect the impact of foreign currency fluctuation on the Company's foreign currency denominated balances. Losses in the three-month and six-month periods ended May 28, 2023 were primarily due to U.S. Dollar weakening against the Euro and the Mexican Peso.
(3)Marketable securities gains include unrealized gains and losses from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company's deferred compensation plan.
(4)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
NOTE 13: INCOME TAXES
The Company's effective income tax rate was 78.4% for the three months ended May 28, 2023, compared to 36.1% for the same prior-year period. The increase in effective tax rate in the current quarter is primarily driven by the inclusion of discrete tax benefits recognized on $7.2 million of losses before income taxes. The effective tax rate for the three months ended May 29, 2022 included non-deductible charges related to the Russia-Ukraine crisis.
The Company's effective income tax rate was 14.3% for the six months ended May 28, 2023, compared to 24.1% for the same prior-year period. The decrease in the effective tax rate was primarily driven by higher tax benefits in the current year from incentive tax deductions related to intellectual property income, and the reversal of deferred tax liabilities on a foreign branch as a result of newly-effective U.S. foreign tax credit regulations. Additionally, the prior year rate included non-deductible charges related to the Russia-Ukraine crisis.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 14: (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company's basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions, except per share amounts)
Numerator:
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6
Denominator:
Weighted-average common shares outstanding - basic	397,455,261	397,882,576	396,671,862	398,650,665
Dilutive effect of stock awards	—	5,899,840	4,469,804	7,201,686
Weighted-average common shares outstanding - diluted	397,455,261	403,782,416	401,141,666	405,852,351
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.00)	$0.13	$0.29	$0.62
Diluted	$(0.00)	$0.12	$0.28	$0.61
Anti-dilutive securities excluded from calculation of diluted (loss) earnings per share attributable to common stockholders	—	3,599,395	5,464,945	1,673,530
Diluted loss per common share for the three months ended May 28, 2023 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted loss per common share were 16.1 million shares for the three months ended May 28, 2023.
NOTE 15: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a member of the board of directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and Chief Legal Officer served as Vice President of the Levi Strauss Foundation until his retirement on June 2, 2023. During the three and six months ended May 28, 2023, the Company donated $0.5 million and $10.3 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $11.9 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 28, 2023

NOTE 16: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes Levi's®, Signature by Levi Strauss & Co.™ and Denizen® brands. Other Brands, which includes Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
Net revenues:
Americas	$608.9	$776.1	$1,431.9	$1,541.9
Europe	361.3	367.1	816.4	836.5
Asia	261.7	221.8	551.2	480.3
Total segment net revenues	1,231.9	1,365.0	2,799.5	2,858.7
Other Brands	104.9	106.1	226.2	204.0
Total net revenues	$1,336.8	$1,471.1	$3,025.7	$3,062.7
Income before income taxes:
Americas	$53.2	$158.7	$187.7	$336.5
Europe	54.8	66.6	172.3	203.4
Asia	32.1	19.1	85.8	62.7
Total segment operating income	140.1	244.4	445.8	602.6
Other Brands	(2.0)	4.0	1.4	13.6
Restructuring charges, net	(6.5)	(0.2)	(17.8)	1.8
Corporate expenses	(121.7)	(172.0)	(262.1)	(307.6)
Interest expense	(13.2)	(4.4)	(23.9)	(8.6)
Other (expense) income, net	(3.9)	6.0	(11.4)	21.9
Income before income taxes	$(7.2)	$77.8	$132.0	$323.7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 28, 2023, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of May 28, 2023, we had 1,121 company-operated stores located in 37 countries and approximately 550 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% and 68% of our total units sold in the first six months of 2023 and 2022, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 26% and 25% of our total units sold in the first six months of 2023 and 2022, respectively. The remainder of our products are footwear and accessories. Men's products generated 64% of our net revenues in the first six months of both 2023 and 2022. Women's products generated 35% and 34% of our net revenues in the first six months of 2023 and 2022, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 39% and 40% of our net revenues in the first six months of 2023 and 2022, respectively.
Our Europe and Asia businesses, collectively, contributed 45% of our net revenues in the first six months of 2023, as compared to 43% of our net revenues in the same period in 2022. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 58% and 54% in the first six months of 2023 and 2022, respectively. Sales of Levi’s® brand products represented 87% of our total net sales in the first six months of both 2023 and 2022.
Our wholesale channel generated 56% and 62% of our net revenues in the first six months of 2023 and 2022, respectively. Our DTC channel generated 44% and 38% of our net revenues in the first six months of 2023 and 2022, respectively, with sales through our company operated e-commerce sites representing 21% and 20% of DTC channel net revenues in the first six months of 2023 and 2022, respectively, and 9% and 8% of total net revenues in the first six months of 2023 and 2022, respectively.
Impact of Russia-Ukraine Crisis on our Business
As a result of Russia's invasion of Ukraine, we suspended our business initiatives and the majority of our commercial activity in Russia and Ukraine in the second quarter of 2022, including closing the majority of our company-operated stores in Russia, as well as suspending shipments to our wholesale and licensing customers in Russia and Ukraine. As a result, we recorded total charges of $60.4 million during the second quarter of 2022, which reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges. As of the end of the first quarter of 2023, all of our company-operated stores have closed and substantially all commercial activity in Russia has ceased.
For the three and six months ended May 28, 2023, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. As of result of the decreased activities, net revenues in Russia declined, representing approximately 0.6% of our total net revenues for the six-month period ended May 28, 2023 as compared to 1.4% of our total net revenues for the same period in the prior year. In our Europe segment, the net revenues of our Russia and Ukraine businesses declined approximately $14 million and $30 million, for the three and six month periods ended May 28, 2023, respectively, on a constant currency basis, as compared to the same periods in the prior year.
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
Supply Chain and U.S. Distribution Center Capacity Constraints
During the first half of 2023, inventory levels in our U.S. distribution centers sequentially improved from the elevated levels experienced during the latter half of the prior year. Compared to the second quarter of 2022, inventory increased 8% on a unit basis and 18% on a dollar basis, whereas in the first quarter of 2023, inventory growth was 33% on a dollar basis compared to the prior year. The 15 points of sequential improvement was largely due to planned reductions in inventory receipts as well as shipping product on hand in the second quarter.
Additionally, inflationary pressures, competition for, and price volatility of, resources throughout the supply chain have increased, resulting in higher labor and raw material costs. Trends such as these can result in higher product costs and increased pressure to reduce costs and raise product prices, which could have a negative impact on demand. We continue to pursue mitigation strategies and create new efficiencies in our global supply chain.
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in both of the three-month and six-month periods ended May 28, 2023 and May 29, 2022, adversely impacting consumer demand and increasing labor and product costs. In an effort to mitigate the effect of higher costs, we implemented price increases on many of our products in the latter half of 2022, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain. If these inflationary pressures continue, our revenue, gross and operating margins and net income may be impacted for the remainder of 2023.
Impact of COVID-19 on Our Business
The COVID-19 pandemic continues to have a lingering effect on our business and results of operations, although to a lesser extent than in prior years. During the first quarter of 2023, the strict lockdowns and zero-tolerance policy shutdowns impacting our China market throughout 2022 were lifted, and by the end of the first quarter, all of our company-operated stores in China were open and operating. Across the rest of our markets, most of our company-operated stores and wholesale customer doors were open during both periods.
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

•There has been increased focus from our stakeholders, including consumers, employees and investors, and more recently regulatory organizations on corporate environmental, social, and governance (“ESG”) practices, including corporate practices related to the causes and impacts of climate change and corporate statements, practices or products related to a variety of social issues. We expect that stakeholder expectations and actions with respect to ESG practices and social issues will continue to evolve rapidly, which may negatively impact our financial results, and which may necessitate additional resources to monitor, report on, and adjust our operations.
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
During the first quarter of 2023, we accelerated wholesale shipments typically made in the second quarter of 2023, mostly in preparation for the implementation of a new U.S. ERP system in second quarter of 2023. As a result, we estimate that approximately $100 million of corresponding net revenues shifted from the second quarter to the first quarter of 2023.
Our Second Quarter 2023 Results
•Net revenues. Consolidated net revenues decreased 9.1% on a reported basis and 8.6% on a constant-currency basis compared to the second quarter of 2022. The decrease was primarily driven by a decline in U.S. wholesale, due to both the change in timing of wholesale shipments as a result of our U.S. ERP system implementation and softened demand reflecting a more cautious wholesale environment. This was partially offset with growth in both our DTC and international businesses.
•Operating income. Compared to the second quarter of 2022, consolidated operating income decreased 87.0% to $9.9 million from $76.2 million. The decrease is due to lower net revenues and the resulting lower gross profit. Compared to the second quarter of 2022, operating margin was 0.7%, 450 basis points lower than the second quarter of 2022, as a result of SG&A expense deleverage against lower net revenues, partially offset with higher gross margins.
•Net (loss) income. We recognized a consolidated net loss of $1.6 million, compared to net income of $49.7 million in the second quarter of 2022. The decrease is primarily driven by lower operating income described above.
•Adjusted EBIT. Compared to the second quarter of 2022, Adjusted EBIT decreased 78.3% to $31.5 million from $145.4 million. The decrease is due to lower revenue and higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 2.4%, 750 basis points lower than the second quarter of 2022 on a reported basis, and 770 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the second quarter of 2022, Adjusted net income decreased 87.0% to $15.2 million from $116.7 million. The decrease is due to lower Adjusted EBIT as described above.
•Diluted (loss) earnings per share. We recognized a diluted loss per share of $(0.00), compared to earnings per share of $0.12.
•Adjusted diluted earnings per share. Compared to the second quarter of 2022, Adjusted diluted earnings per share decreased to $0.04 from $0.29, mainly due to the lower Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.01.
•Inventory. Compared to the second quarter of 2022, total inventories increased 18% on a dollar basis, a sequential improvement from the first quarter of 2023 inventory growth of 33% versus the first quarter of 2022. The 15 points of sequential improvement relative to the first quarter was primarily attributable to planned reductions in inventory receipts as well as shipping product on hand.

Our Year-to-Date 2023 Results
•Net revenues. Consolidated net revenues decreased 1.2% on a reported basis yet increased 0.4% on a constant-currency basis compared to the first six months of 2022. Net revenues were essentially flat, as growth in both our DTC and international businesses were offset with a decline in U.S. wholesale, reflecting a more cautious wholesale environment.
•Operating income. Compared to the first six months of 2022, operating income decreased 46.1% to $167.3 million from $310.4 million due to lower gross margins and higher SG&A expenses in the current year, primarily attributed to higher selling expenses to support the increase in DTC sales volume. As a result, operating margin was 5.5%, 460 basis points lower than the first six months of 2022.
•Net income. Compared to the first six months of 2022, consolidated net income decreased to $113.1 million from $245.6 million primarily driven by the decreased operating income described above, and lower income taxes offset higher interest expense and foreign currency losses in the current year. Additionally, the prior year included a $12.5 million COVID-19 subsidy gain.
•Adjusted EBIT. Compared to the first six months of 2022, Adjusted EBIT decreased 43.4% to $216.8 million from $383.2 million, primarily due to lower net revenues in the current year and higher Adjusted SG&A expenses, primarily attributed to higher selling expenses to support the increase in DTC sales volume. This was partially offset with a higher Adjusted gross margin. Adjusted EBIT margin was 7.2%, 530 basis points lower than the first six months of 2022 on both a reported and constant-currency basis.
•Adjusted net income. Compared to the first six months of 2022, Adjusted net income decreased 51.0% to $150.0 million from $305.9 million, primarily due to lower Adjusted EBIT described above. Additionally, higher interest expense and foreign currency losses were offset by lower income taxes.
•Diluted earnings per share. Compared to the first six months of 2022, diluted earnings per share decreased to $0.28 from $0.61, mainly due to the lower net income described above.
•Adjusted diluted earnings per share. Compared to the first six months of 2022, Adjusted diluted earnings per share decreased to $0.37 from $0.75, due to the lower Adjusted net income described above. Currency translation did not have an impact on Adjusted diluted earnings per share.
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

Results of Operations
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023	May 29, 2022
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,336.8	$1,471.1	(9.1)%	100.0%	100.0%	$3,025.7	$3,062.7	(1.2)%	100.0%	100.0%
Cost of goods sold	552.6	616.1	(10.3)%	41.3%	41.9%	1,299.2	1,264.1	2.8%	42.9%	41.3%
Gross profit	784.2	855.0	(8.3)%	58.7%	58.1%	1,726.5	1,798.6	(4.0)%	57.1%	58.7%
Selling, general and administrative expenses	774.3	778.8	(0.6)%	57.9%	52.9%	1,559.2	1,488.2	4.8%	51.5%	48.6%
Operating income	9.9	76.2	(87.0)%	0.7%	5.2%	167.3	310.4	(46.1)%	5.5%	10.1%
Interest expense	(13.2)	(4.4)	(200.0)%	(1.0)%	(0.3)%	(23.9)	(8.6)	(177.9)%	(0.8)%	(0.3)%
Other (expense) income, net	(3.9)	6.0	(165.0)%	(0.3)%	0.4%	(11.4)	21.9	(152.1)%	(0.4)%	0.7%
(Loss) income before income taxes	(7.2)	77.8	(109.3)%	(0.5)%	5.3%	132.0	323.7	(59.2)%	4.4%	10.6%
Income tax (benefit) expense	(5.6)	28.1	(119.9)%	(0.4)%	1.9%	18.9	78.1	(75.8)%	0.6%	2.6%
Net (loss) income	$(1.6)	$49.7	(103.2)%	(0.1)%	3.4%	$113.1	$245.6	(53.9)%	3.7%	8.0%
(Loss) earnings per common share attributable to common stockholders:
Basic	$(0.00)	$0.13	(100.0)%	*	*	$0.29	$0.62	(53.2)%	*	*
Diluted	$(0.00)	$0.12	(100.0)%	*	*	$0.28	$0.61	(54.1)%	*	*
Weighted-average common shares outstanding:
Basic	397.5	397.9	(0.1)%	*	*	396.7	398.7	(0.5)%	*	*
Diluted	397.5	403.8	(1.6)%	*	*	401.1	405.9	(1.2)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and constant-currency basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 28, 2023	May 29, 2022	As Reported	Constant Currency	May 28, 2023	May 29, 2022	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$608.9	$776.1	(21.5)%	(21.9)%	$1,431.9	$1,541.9	(7.2)%	(7.6)%
Europe	361.3	367.1	(1.6)%	(2.4)%	816.4	836.5	(2.4)%	(0.3)%
Asia	261.7	221.8	18.0%	27.4%	551.2	480.3	14.8%	24.6%
Total Levi's Brands net revenues	1,231.9	1,365.0	(9.8)%	(9.1)%	2,799.5	2,858.7	(2.1)%	(0.4)%
Other Brands	104.9	106.1	(1.1)%	(1.9)%	226.2	204.0	10.9%	10.7%
Total net revenues	$1,336.8	$1,471.1	(9.1)%	(8.6)%	$3,025.7	$3,062.7	(1.2)%	0.4%

Total net revenues decreased on both a reported and constant-currency basis for the three-month and six-month periods ended May 28, 2023, as compared to the same periods in 2022.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas segment decreased for the three-month and six-month periods ended May 28, 2023, with currency translation affecting net revenues favorably by approximately $3 million and $7 million, respectively.
Excluding the effects of currency, net revenues decreased for the three-month period ended May 28, 2023, as growth in our DTC channel was offset with a decline in wholesale channel revenue. The increase in DTC revenue was across all markets, led by the United States, as a result of higher units sold and the benefit of price increases taken in the prior year. Revenue growth was driven by both store expansion, as we benefited from 34 more company-operated stores in operation as of May 28, 2023, as compared to May 29, 2022, as well as store performance. E-commerce net revenues increased primarily due to higher average selling prices and online traffic.
Wholesale channel revenue decreased for the three-month period ended May 28, 2023 as international growth and the benefit of price increases taken in the prior year were offset with a decline in volume in the United States, across all brands. The growth internationally was primarily driven by higher units sold in Mexico, as a result of targeted initiatives driving increased demand. The decrease in the U.S. was due to the shift in shipments typically made in the second quarter, into the first quarter in advance of our U.S. ERP system implementation, which had an estimated impact of approximately $100 million, as well as a decrease in demand reflecting a more cautious U.S. wholesale environment.
Net revenues decreased for the six-month period ended May 28, 2023, as growth in our DTC channel was offset with a decline in wholesale. The growth in DTC revenue was across most markets and due to strong performance within our company-operated stores as well as store expansion. E-commerce revenue increased due to higher average selling prices partially offset by lower online traffic. The decrease in wholesale channel revenue was primarily due to a more cautious U.S. wholesale environment.
Europe.    Net revenues in Europe decreased on a reported and constant-currency basis for the three-month and six-month periods ended May 28, 2023, with currency translation affecting net revenues favorably by approximately $3 million for the three-month period and unfavorably by approximately $18 million for the six-month period. Constant-currency net revenues decreased for the three-month and six-month periods ended May 28, 2023, as growth in our DTC channel was offset by a decrease in wholesale channel revenue. On a constant currency basis, the Russia-Ukraine crisis impacted net revenues in both periods unfavorably by approximately $14 million and $30 million, respectively.
Excluding the effects of currency, the decrease in wholesale channel revenue for the three-month and six-month periods ended May 28, 2023 was primarily due to a decline in units sold, as wholesale customers continued to rebalance inventory levels. This was partially offset by the benefit of price increases taken in the prior year.
The growth in DTC revenue for the three-month and six-month periods ended May 28, 2023 was due to strong store performance in our company-operated stores, as a result of higher units sold in the current year as well as the benefit of price increases taken in the prior year. This was partially offset with 31 fewer company-operated stores in operation as of May 28,

2023 as compared to May 29, 2022, primarily due to the closure of stores in Russia. E-commerce revenue increased primarily due to higher conversion and online traffic.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 28, 2023, with currency affecting net revenues unfavorably by approximately $17 million and $38 million, respectively. Excluding the effects of currency, net revenues for the three-month and six-month periods ended May 28, 2023 grew across both our DTC and wholesale channels.
The growth in DTC revenue for the three-month and six-month periods ended May 28, 2023 was across most markets, due to strong performance in our company-operated stores, as a result of both higher volume and price increases taken in the prior year. Growth was also driven by the reopening of our company-operated stores in China, which were closed in the prior year due to COVID-19 lockdowns, as well as the benefit of 32 more company-operated stores in operation as of May 28, 2023 as compared to May 29, 2022. Growth in e-commerce revenue was driven by higher online traffic and higher average selling prices. The increase in wholesale revenue for the three-month and six-month periods ended May 28, 2023 was primarily due to an increase in units sold across most markets, as well as the benefit of price increases taken in the second half of the prior year.
Other Brands. Net revenues in Other Brands decreased on both a reported and constant-currency basis for the three-month period ended May 28, 2023 and increased on both a reported and constant-currency basis for the six-month period ended May 28, 2023. Currency translation did not have a significant impact for the three-month and six-month periods ended May 28, 2023. The decrease in net revenues for the three-month period ended May 28, 2023 was driven by a decline in revenue from our Docker's brand, partially offset with growth from our Beyond Yoga® brand. For the six-month period ended May 28, 2023, both brands' net revenues grew.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 28, 2023	May 29, 2022	% (Decrease)	May 28, 2023	May 29, 2022	% (Decrease) Increase

	(Dollars in millions)
Net revenues	$1,336.8	$1,471.1	(9.1)%	$3,025.7	$3,062.7	(1.2)%
Cost of goods sold	552.6	616.1	(10.3)%	1,299.2	1,264.1	2.8%
Gross profit	$784.2	$855.0	(8.3)%	$1,726.5	$1,798.6	(4.0)%
Gross margin	58.7%	58.1%		57.1%	58.7%

Currency translation unfavorably impacted gross profit by approximately $6 million and $32 million for the three-month and six-month periods ended May 28, 2023, respectively.
For the three-month period ended May 28, 2023, the increase in gross margin was primarily driven by favorable channel mix due to higher DTC revenues and lower wholesale revenues. Lower wholesale revenues is partially due to the timing shift between the first and second quarters as the result of our U.S. ERP system implementation which favorably impacted our gross margin by an estimated 70 basis points. Additionally, lower full priced sales and higher product costs were partially offset by price increases, lower air freight expenses and approximately 30 basis points of favorable currency exchange, including transaction and translation impacts.
For the six-month period ended May 28, 2023, the decrease in gross margin was primarily due to unfavorable product mix and lower full priced sales, as higher product costs were offset by price increases and lower air freight expenses.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023	May 29, 2022
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$328.6	$297.3	10.5%	24.6%	20.2%	$674.6	$609.5	10.7%	22.3%	19.9%
Advertising and promotion	133.4	130.6	2.1%	10.0%	8.9%	236.7	223.3	6.0%	7.8%	7.3%
Administration	119.9	170.4	(29.6)%	9.0%	11.6%	247.3	301.4	(17.9)%	8.2%	9.8%
Other	185.9	180.3	3.1%	13.9%	12.3%	382.8	355.8	7.6%	12.7%	11.6%
Restructuring charges, net	6.5	0.2	*	0.5%	—%	17.8	(1.8)	*	0.6%	(0.1)%
Total SG&A	$774.3	$778.8	(0.6)%	57.9%	52.9%	$1,559.2	$1,488.2	4.8%	51.5%	48.6%
______________
* Not meaningful

Currency translation impacted SG&A favorably by approximately $9 million and $26 million for the three-month and six-month periods ended May 28, 2023, respectively.
Selling.   Currency translation impacted selling expenses favorably by approximately $4 million and $15 million for the three-month and six-month periods ended May 28, 2023, respectively. For the three-month and six-month periods ended May 28, 2023, the increase in selling expenses was primarily due to higher DTC sales volume in the current year as compared to the prior year as well as increased labor and store costs as a result of inflation.
Advertising and promotion. Currency translation did not have a significant impact on advertising and promotion expenses for the three-month period and had a favorable impact of approximately $3 million for the six-month period ended May 28, 2023. The increase in advertising and promotion expenses for the three-month and six-month periods ended May 28, 2023 was primarily due to increased spend on media, as we prioritized marketing the 150th anniversary of our 501® jean.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $3 million and $5 million for the three-month and six-month periods ended May 28, 2023, respectively. The decrease in administration costs for the three-month and six-month periods ended May 28, 2023 was primarily due to lower employee incentive costs as compared to the same prior-year period. Additionally, the six-month period ended May 28, 2023 includes $18.8 million in charges related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis as compared to the three-month and six-month periods ended May 29, 2022, which include $60.4 million in impairment and other related charges recognized at the onset of the Russia-Ukraine crisis.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on other costs for the three-month period and had a favorable impact of approximately $3 million for the six-month period ended May 28, 2023. For the three-month period ended May 28, 2023, the increase in other costs was primarily due to higher spend on information technology expenses. For the six-month period ended May 28, 2023, the increase in other costs was primarily due to higher distribution expenses attributable to higher labor costs as a result of higher sales volume and inflation as well as higher spend on information technology expenses.
Restructuring charges, net.   During the three-month and six-month periods ended May 28, 2023, restructuring charges, net primarily include the recognition of severance and other post-employment benefits related to a restructuring initiative that commenced in the fourth quarter of 2022 and is expected to continue through 2023.

Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023		May 29, 2022		May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023		May 29, 2022
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$53.2	$158.7	(66.5)%	8.7%		20.4%		$187.7	$336.5	(44.2)%	13.1%		21.8%
Europe	54.8	66.6	(17.7)%	15.2%		18.1%		172.3	203.4	(15.3)%	21.1%		24.3%
Asia	32.1	19.1	68.1%	12.3%		8.6%		85.8	62.7	36.8%	15.6%		13.1%
Total Levi's Brands operating income	140.1	244.4	(42.7)%	11.4%		17.9%		445.8	602.6	(26.0)%	15.9%		21.1%
Other Brands	(2.0)	4.0	(150.0)%	(1.9)%		3.8%		1.4	13.6	(89.7)%	0.6%		6.7%
Restructuring charges, net	(6.5)	(0.2)	*	(0.5)%	❖	—%	❖	(17.8)	1.8	*	(0.6)%	❖	0.1%	❖
Corporate expenses	(121.7)	(172.0)	29.2%	(9.1)%	❖	(11.7)%	❖	(262.1)	(307.6)	14.8%	(8.7)%	❖	(10.0)%	❖
Total operating income	$9.9	$76.2	(87.0)%	0.7%	❖	5.2%	❖	$167.3	$310.4	(46.1)%	5.5%	❖	10.1%	❖
Operating margin	0.7%	5.2%						5.5%	10.1%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation impacted total operating income favorably by approximately $3 million for the three-month period and unfavorably by approximately $6 million for the six-month period ended May 28, 2023.
Levi's Brands operating income.
•Americas.   Currency translation did not have a significant impact for the three-month period and had a favorable impact of approximately $2 million for the six-month period ended May 28, 2023. The decrease in operating income for the three-month period ended was primarily due to lower net revenues and higher SG&A expenses as a percentage of revenue as compared to the prior year. The decrease in operating income for the six-month period ended was primarily due to lower net revenues and a lower gross margin, as compared to the prior year, as well as higher SG&A expenses as a percent of revenue.
•Europe.   Currency translation had a favorable impact of approximately $2 million for the three-month period and an unfavorable impact of approximately $4 million for the six-month period ended May 28, 2023. The decrease in operating income for the three-month period ended was primarily due to lower net revenues and a lower gross margin as compared to the prior year. The decrease in operating income for the six-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue as compared to the prior year.
•Asia.   Currency translation had an unfavorable impact of approximately $3 million and $7 million for the three-month and six-month periods ended May 28, 2023, respectively. The increase in operating income for the three-month and six-month periods ended was primarily due to higher net revenues in the current year as compared to the prior year as well as lower SG&A expenses as a percentage of revenue.
Other Brands.   Currency translation did not have a significant impact for the three-month and six-month periods ended May 28, 2023. The decrease in operating income for the three-month period ended was primarily due to higher SG&A expenses as a percent of revenue. The decrease in operating income for the six-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue as compared to the prior year, partially offset by higher net revenues.
Restructuring charges, net.   Currency translation did not have a significant impact for the three-month and six-month periods ended May 28, 2023. The increase in restructuring charges, net for the three-month and six-month periods ended May 28, 2023 is primarily due to the recognition of severance and other post-employment benefits.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin. Currency translation had a favorable impact of approximately $3 million and $4 million for the three-month and six-month periods ended May 28, 2023, respectively.
The decrease in corporate expenses for the three-month and six-month periods ended May 28, 2023 is primarily due to lower employee incentives incurred in the current year as compared to the prior year, partially offset with higher spend on information technology expenses. Additionally, the six-month period ended May 28, 2023 includes $18.8 million in charges related to the impairment of capitalized internal-use software, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis as compared to the three-month and six-month periods ended May 29, 2022, which include $60.4 million in impairment and other related charges recognized at the onset of the Russia-Ukraine crisis.
Interest expense
Interest expense was $13.2 million and $23.9 million for the three-month and six-month periods ended May 28, 2023, respectively, as compared to $4.4 million and $8.6 million for the comparable prior-year periods. The increase is primarily related to the inclusion of $5.8 million and $11.4 million of gains related to the change in the value of the deferred compensation plans for the three-month and six-month periods in the prior year. Effective as of the beginning of the current fiscal year, the impact of changes in the value of the deferred compensation plans have been classified as Other (expense) income, net.
Our weighted-average interest rate on average borrowings outstanding during the three-month and six-month periods ended May 28, 2023 was 4.50% and 4.19%, respectively, as compared to 4.00% and 3.91%, during the comparable periods in 2022.
Other (expense) income, net
For the three-month and six-month periods ended May 28, 2023, we recorded expense of $3.9 million and $11.4 million, respectively, as compared to income of $6.0 million and $21.9 million for the same prior-year periods. The decrease in other (expense) income recognized was primarily due to the current year including $17.7 million and $28.3 million, respectively, of foreign currency transaction losses. The prior-year six-month period included the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government.
Income tax expense
The effective income tax rate was 78.4% for the three months ended May 28, 2023, compared to 36.1% for the same prior-year period. The increase in effective tax rate in the current quarter is primarily driven by the inclusion of discrete tax benefits recognized on $7.2 million of losses before income taxes. The effective tax rate for the three months ended May 29, 2022 included non-deductible charges related to the Russia-Ukraine crisis.
The effective income tax rate was 14.3% for the six months ended 24.1% for the same prior-year period. The decrease in the effective tax rate was primarily driven by higher tax benefits in the current year from incentive tax deductions related to intellectual property income, and the reversal of deferred tax liabilities on a foreign branch as a result of newly-effective U.S. foreign tax credit regulations. Additionally, the prior year rate included non-deductible charges related to the Russia-Ukraine crisis.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. Over the long term, we plan to deploy capital across all four of our capital allocation priorities: (1) to reinvest 3.5-4% of our revenue in capital investments, including in high growth investment opportunities and initiatives, to grow our business organically; (2) to return capital to our stockholders in the form of cash dividends, with a dividend payout ratio target of 25-35% of net income; (3) to pursue high return on investment acquisitions, both organic and inorganic, that support our current strategies; and (4) to repurchase shares with the goal of offsetting dilution or opportunistic buybacks or both, while maintaining an adequate public float of our shares. Our aim is to return 55-65% of our Adjusted free cash flow to stockholders in the form of dividends and share repurchases. We will continue to concentrate our capital investments in new stores, distribution capacity and technology to accelerate the profitable growth of our business. For more information on our calculation of Adjusted free cash flow, a non-GAAP financial measure, see “– Non-GAAP Financial Measures.”
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
As of May 28, 2023, we had $125.0 million in borrowings under the Credit Facility. Unused availability under the facility was $860.1 million and our total availability of $875.0 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $14.9 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $471.6 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.3 billion. Of our $471.6 million in cash and cash equivalents, approximately $290.0 million was held by foreign subsidiaries.
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
During the six months ended May 28, 2023, we repurchased 0.5 million shares for $8.1 million, plus broker's commissions, in the open market during the first quarter. We did not repurchase shares during the three months ended May 28, 2023. During the three and six months ended May 29, 2022, we repurchased 2.0 million and 5.0 million shares for $40.0 million and $111.5 million, plus broker's commissions, respectively, in the open market.
In July 2023, a cash dividend of $0.12 per share was declared to holders of record of our Class A and Class B common stock at the close of business on August 4, 2023. The cash dividend will be payable on August 17, 2023, for a total quarterly dividend of approximately $48 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 28, 2023	May 29, 2022

	(Dollars in millions)
Cash provided by operating activities	$125.4	$145.9
Cash used for investing activities	(81.5)	(135.2)
Cash provided by (used for) financing activities	5.9	(217.1)
Cash and cash equivalents at period end	471.6	601.9
Cash flows from operating activities
Cash provided for operating activities was $125.4 million for the six-month period ended May 28, 2023, as compared to $145.9 million for the comparable period in 2022. The decrease in cash from operating activities is primarily driven by higher spending on SG&A expenses partially offset by lower spending on inventory and employee incentives.
Cash flows from investing activities
Cash used for investing activities was $81.5 million for the six-month period ended May 28, 2023, as compared to $135.2 million for the comparable period in 2022. The decrease in cash used for investing activities is primarily due to higher net proceeds from short-term investments and foreign exchange contracts, partially offset by higher capital expenditures.
Cash flows from financing activities
Cash provided by financing activities was $5.9 million for the six-month period ended May 28, 2023, as compared to cash used of $217.1 million for the comparable period in 2022. Cash provided in 2023 primarily reflects proceeds from the senior revolving credit facility of $200.0 million, partially offset by subsequent repayment of $75.0 million, and dividend payments of $95.2 million. Cash used in 2022 primarily reflects common stock repurchases of $114.2 million and dividend payments of $79.5 million.
Indebtedness
Of our total debt of $1.1 billion as of May 28, 2023, we had fixed rate debt of $1.0 billion (89% of total debt), net of capitalized debt issuance costs and variable rate debt of $125.0 million (11% of total debt). As of May 28, 2023, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $11.4 million at various foreign subsidiaries and $125.0 million under the Credit Facility are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 28, 2023.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
We define the following non-GAAP measures as follows:

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Gross profit	Adjusted gross profit	Gross profit excluding COVID-19 and acquisition related inventory costs
Gross margin	Adjusted gross margin	Adjusted gross profit as a percentage of net revenues
Selling, general and administration ("SG&A") expenses	Adjusted SG&A	SG&A expenses excluding changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, impairment charges and early termination gains, net and restructuring and restructuring related charges, severance and other, net.
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net (loss) income	Adjusted EBIT	Net (loss) income excluding income tax (benefit) expense, interest expense, other expense (income), net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges and early termination gains, net, and restructuring and restructuring related charges, severance and other, net.
Net (loss) income margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues.
Net (loss) income	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net (loss) income	Adjusted net income
Net (loss) income excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges and early termination gains, net, restructuring and restructuring related charges, severance and other, net, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Cuts and Jobs Act ("Tax Act"), adjusted to give effect to the income tax impact of such adjustments.

Net (loss) income margin	Adjusted net income margin	Adjusted net income as a percentage of net revenues
Diluted (loss) earnings per share	Adjusted diluted earnings per share	Adjusted net income per weighted-average number of diluted common shares outstanding
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
•Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share do not include all of the effects of income taxes and changes in income taxes reflected in net (loss) income.
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

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$784.2	$855.0	$1,726.5	$1,798.6

Non-GAAP measure:
Gross profit	$784.2	$855.0	$1,726.5	$1,798.6
COVID-19 related inventory costs	—	1.4	—	1.4
Acquisition related charges(1)	—	—	—	2.0
Adjusted gross profit	$784.2	$856.4	$1,726.5	$1,802.0

Gross margin	58.7%	58.1%	57.1%	58.7%
Adjusted gross margin	58.7%	58.2%	57.1%	58.8%
_____________
(1)Acquisition related charges include the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$774.3	$778.8	$1,559.2	$1,488.2

Non-GAAP measure:
Selling, general and administrative expenses	$774.3	$778.8	$1,559.2	$1,488.2
Impact of changes in fair value on cash-settled stock-based compensation	—	—	—	(0.6)
COVID-19 related charges	—	(3.9)	—	(3.9)
Acquisition and integration related charges	(1.3)	(1.1)	(2.5)	(3.1)
Impairment charges and early termination gains, net(1)	(0.1)	(51.1)	(14.9)	(51.1)
Restructuring and restructuring related charges, severance and other, net(2)	(20.2)	(11.7)	(32.1)	(10.7)
Adjusted SG&A	$752.7	$711.0	$1,509.7	$1,418.8

SG&A margin	57.9%	52.9%	51.5%	48.6%
Adjusted SG&A margin	56.3%	48.3%	49.9%	46.3%
_____________
(1)For the six-month period ended May 28, 2023, impairment charges primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets related to the Russia-Ukraine crisis.
(2)For the three-month and six-month periods ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Six Months Ended		Twelve Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6	$436.6	$591.9

Non-GAAP measure:
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6	$436.6	$591.9
Income tax (benefit) expense	(5.6)	28.1	18.9	78.1	21.3	101.6
Interest expense	13.2	4.4	23.9	8.6	41.0	38.3
Other expense (income), net	3.9	(6.0)	11.4	(21.9)	4.5	(25.0)
Loss on early extinguishment of debt	—	—	—	—	—	6.2
Impact of changes in fair value on cash-settled stock-based compensation	—	—	—	0.6	—	2.3
COVID-19 related inventory costs and other charges	—	5.3	—	5.3	—	16.9
Acquisition and integration related charges(1)	1.3	1.1	2.5	5.1	5.4	12.8
Impairment charges and early termination gains, net(2)	0.1	51.1	14.9	51.1	(3.0)	51.1
Restructuring and restructuring related charges, severance and other, net(3)	20.2	11.7	32.1	10.7	40.8	11.4
Adjusted EBIT	$31.5	$145.4	$216.8	$383.2	$546.6	$807.5
Depreciation and amortization(4)	38.7	37.6	77.2	75.5	156.2	147.8
Adjusted EBITDA	$70.2	$183.0	$294.0	$458.7	$702.8	$955.3

Net (loss) income margin	(0.1)%	3.4%	3.7%	8.0%
Adjusted EBIT margin	2.4%	9.9%	7.2%	12.5%
_____________
(1)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(2)For the six-month period ended May 28, 2023, impairment charges primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets related to the Russia-Ukraine crisis.
(3)For the three-month and six-month periods ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
(4)Depreciation and amortization amount net of amortization included in Restructuring and restructuring related charges, severance and other, net.

Adjusted Net Income:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented and the calculation of Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6

Non-GAAP measure:
Net (loss) income	$(1.6)	$49.7	$113.1	$245.6
Impact of changes in fair value on cash-settled stock-based compensation	—	—	—	0.6
COVID-19 related inventory costs and other charges, net(1)	—	5.3	—	(7.2)
Acquisition and integration related costs(2)	1.3	1.1	2.5	5.1
Impairment charges and early termination gains, net(3)	0.1	51.1	14.9	51.1
Restructuring and restructuring related charges, severance and other, net(4)	20.2	11.7	32.1	10.7
Tax impact of adjustments(5)	(4.8)	(2.2)	(12.6)	—
Adjusted net income	$15.2	$116.7	$150.0	$305.9

Net (loss) income margin	(0.1)%	3.4%	3.7%	8.0%
Adjusted net income margin	1.1%	7.9%	5.0%	10.0%
_____________
(1)Represents costs incurred in connection with COVID-19. For the six-month period ended May 29, 2022, the net reduction primarily reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(3)For the six-month period ended May 28, 2023, impairment charges primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets related to the Russia-Ukraine crisis.
(4)For the three-month and six-month periods ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
(5)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Charges associated with the Russia-Ukraine crisis are non-deductible and therefore have not been tax effected.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted (loss) earnings per share, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Unaudited)
Most comparable GAAP measure:
Diluted (loss) earnings per share	$(0.00)	$0.12	$0.28	$0.61

Non-GAAP measure:
Diluted (loss) earnings per share	$(0.00)	$0.12	$0.28	$0.61
COVID-19 related inventory costs and other charges, net(1)	—	0.01	—	(0.02)
Acquisition and integration related costs(2)	—	—	0.01	0.01
Impairment charges and early termination gains, net(3)	—	0.13	0.03	0.13
Restructuring and restructuring related charges, severance and other, net(4)	0.05	0.04	0.08	0.02
Tax impact of adjustments(5)	(0.01)	(0.01)	(0.03)	—
Adjusted diluted earnings per share	$0.04	$0.29	$0.37	$0.75
_____________
(1)Represents costs incurred in connection with COVID-19. For the six-month period ended May 29, 2022, the net reduction primarily reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(3)For the six-month period ended May 28, 2023, impairment charges primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
For the three-month and six-month periods ended May 29, 2022, impairment charges include $4.1 million of property, plant and equipment, $11.6 million of goodwill and $35.4 million of certain store right-of-use assets related to the Russia-Ukraine crisis.
(4)For the three-month and six-month periods ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and six-month periods ended May 29, 2022, restructuring and restructuring related charges, severance and other, net includes $9.3 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
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

	May 28, 2023	November 27, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding finance leases	$1,136.6	$996.2

Non-GAAP measure:
Total debt, excluding finance leases	$1,136.6	$996.2
Cash and cash equivalents	(471.6)	(429.6)
Short-term investments in marketable securities	—	(70.6)
Net debt	$665.0	$496.0

The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	May 28, 2023	May 29, 2022

	(Dollars in millions)
	(Unaudited)
Total debt, excluding finance leases	$1,136.6	$1,004.4
Last Twelve Months Adjusted EBITDA(1)	$702.8	$955.3
Leverage ratio	1.6	1.1
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

	Three Months Ended		Six Months Ended
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$286.2	$59.8	$125.4	$145.9
Net cash used for investing activities	(62.4)	(57.0)	(81.5)	(135.2)
Net cash (used for) provided by financing activities	(71.9)	(77.7)	5.9	(217.1)

Non-GAAP measure:
Net cash provided by operating activities	$286.2	$59.8	$125.4	$145.9
Purchases of property, plant and equipment	(75.7)	(46.9)	(186.6)	(120.5)
Adjusted free cash flow	$210.5	$12.9	$(61.2)	$25.4

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
Constant-Currency Net Revenues
The table below sets forth the calculation of net revenues on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 28, 2023:

	Three Months Ended			Six Months Ended
	May 28, 2023	May 29, 2022	% Increase (Decrease)	May 28, 2023	May 29, 2022	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,336.8	$1,471.1	(9.1)%	$3,025.7	$3,062.7	(1.2)%
Impact of foreign currency exchange rates	—	(8.9)	*	—	(48.5)	*
Constant-currency net revenues	$1,336.8	$1,462.2	(8.6)%	$3,025.7	$3,014.2	0.4%

Americas
As reported	$608.9	$776.1	(21.5)%	$1,431.9	$1,541.9	(7.2)%
Impact of foreign currency exchange rates	—	3.4	*	—	7.1	*
Constant-currency net revenues - Americas	$608.9	$779.5	(21.9)%	$1,431.9	$1,549.0	(7.6)%

Europe
As reported	$361.3	$367.1	(1.6)%	$816.4	$836.5	(2.4)%
Impact of foreign currency exchange rates	—	3.4	*	—	(17.8)	*
Constant-currency net revenues - Europe	$361.3	$370.5	(2.4)%	$816.4	$818.7	(0.3)%

Asia
As reported	$261.7	$221.8	18.0%	$551.2	$480.3	14.8%
Impact of foreign currency exchange rates	—	(16.5)	*	—	(38.1)	*
Constant-currency net revenues - Asia	$261.7	$205.3	27.4%	$551.2	$442.2	24.6%

Other Brands
As reported	$104.9	$106.1	(1.1)%	$226.2	$204.0	10.9%
Impact of foreign currency exchange rates	—	0.8	*	—	0.3	*
Constant-currency net revenues - Other Brands	$104.9	$106.9	(1.9)%	$226.2	$204.3	10.7%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 28, 2023.

	Three Months Ended			Six Months Ended
	May 28, 2023	May 29, 2022	% (Decrease)	May 28, 2023	May 29, 2022	% (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$31.5	$145.4	(78.3)%	$216.8	$383.2	(43.4)%
Impact of foreign currency exchange rates	—	2.6	*	—	(6.0)	*
Constant-currency Adjusted EBIT	$31.5	$148.0	(78.7)%	$216.8	$377.2	(42.5)%

Adjusted EBIT margin	2.4%	9.9%	(75.8)%	7.2%	12.5%	(42.4)%
Impact of foreign currency exchange rates	—	0.2	*	—	—	*
Constant-currency Adjusted EBIT margin(2)	2.4%	10.1%	(76.2)%	7.2%	12.5%	(42.4)%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 28, 2023.

	Three Months Ended			Six Months Ended
	May 28, 2023	May 29, 2022	% (Decrease)	May 28, 2023	May 29, 2022	% (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$15.2	$116.7	(87.0)%	$150.0	$305.9	(51.0)%
Impact of foreign currency exchange rates	—	4.7	*	—	(2.9)	*
Constant-currency Adjusted net income	$15.2	$121.4	(87.5)%	$150.0	$303.0	(50.5)%
Constant-currency Adjusted net income margin(2)	1.1%	8.3%		5.0%	10.1%

Adjusted diluted earnings per share	$0.04	$0.29	(86.2)%	$0.37	$0.75	(50.7)%
Impact of foreign currency exchange rates	—	0.01	*	—	—	*
Constant-currency Adjusted diluted earnings per share	$0.04	$0.30	(86.7)%	$0.37	$0.75	(50.7)%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of May 28, 2023, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2022 Annual Report on Form 10-K.
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
•the duration and impact of COVID-19 on our projected customer demand, supply chain and our business, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2023;
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
•the process and risks relating to the implementation of a new ERP system;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 28, 2023. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 28, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the three-month period ended May 28, 2023, we completed the implementation of a new ERP system within the U.S. As a result, there were certain changes to processes and procedures, which resulted in modifications to the Company’s internal control over financial reporting. The overall ERP implementation is expected to strengthen our financial controls globally by automating certain manual processes and standardizing business processes and reporting across the organization. We will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. Other than the ERP system implementation, there have been no changes in our internal control over financial reporting that occurred during the three-month period ended May 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
February 27, 2023 - April 2, 2023	—	$—	—	$680,434,314
April 3, 2023 - April 30, 2023	—	$—	—	$680,434,314
May 1, 2023 - May 28, 2023	—	$—	—	$680,434,314
Total	—	$—	—
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
During the second quarter of 2023, there were no shares repurchased. Share repurchase authority was $680.4 million as of June 29, 2023.
(2)The average price paid per share excludes any broker commissions.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/21/2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	July 6, 2023		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)