Form 10-Q
period 2023-08-27
LEVI STRAUSS & CO
filed 2023-10-05
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 27, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of September 28, 2023, the registrant had 100,041,034 shares of Class A common stock, $0.001 par value per share and 297,093,839 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts. We also use these channels and social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended. Our corporate website and social media channels can be found at:
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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 27, 2023	November 27, 2022

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$294.5	$429.6
Short-term investments in marketable securities	—	70.6
Trade receivables, net	690.2	697.0
Inventories	1,373.8	1,416.8
Other current assets	207.2	213.9
Total current assets	2,565.7	2,827.9
Property, plant and equipment, net	677.3	622.8
Goodwill	300.7	365.7
Other intangible assets, net	268.8	286.7
Deferred tax assets, net	723.5	625.0
Operating lease right-of-use assets, net	948.7	970.0
Other non-current assets	389.5	339.7
Total assets	$5,874.2	$6,037.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	39.5	11.7
Accounts payable	573.5	657.2
Accrued salaries, wages and employee benefits	194.9	246.7
Accrued sales returns and allowances	182.9	180.0
Short-term operating lease liabilities	239.9	235.7
Other accrued liabilities	577.4	650.3
Total current liabilities	1,808.1	1,981.6
Long-term debt	1,004.6	984.5
Long-term operating lease liabilities	823.1	859.1
Long-term employee related benefits and other liabilities	297.0	308.9
Total liabilities	3,932.8	4,134.1

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 100,025,877 shares and 96,028,351 shares issued and outstanding as of August 27, 2023 and November 27, 2022, respectively; and 422,000,000 Class B shares authorized, 297,070,877 shares and 297,703,442 shares issued and outstanding, as of August 27, 2023 and November 27, 2022, respectively	0.4	0.4
Additional paid-in capital	668.1	625.6
Accumulated other comprehensive loss	(398.1)	(421.7)
Retained earnings	1,671.0	1,699.4
Total stockholders’ equity	1,941.4	1,903.7
Total liabilities and stockholders’ equity	$5,874.2	$6,037.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,511.0	$1,517.2	$4,536.7	$4,579.9
Cost of goods sold	671.5	654.3	1,970.7	1,918.4
Gross profit	839.5	862.9	2,566.0	2,661.5
Selling, general and administrative expenses	714.5	663.8	2,273.7	2,140.4
Goodwill and other intangible asset impairment charges	90.2	—	90.2	11.6
Operating income	34.8	199.1	202.1	509.5
Interest expense	(11.5)	(7.7)	(35.4)	(16.3)
Other (expense) income, net	(26.7)	(5.2)	(38.1)	16.7
(Loss) income before income taxes	(3.4)	186.2	128.6	509.9
Income tax (benefit) expense	(13.0)	13.3	5.9	91.4
Net income	$9.6	$172.9	$122.7	$418.5
Earnings per common share attributable to common stockholders:
Basic	$0.02	$0.44	$0.31	$1.05
Diluted	$0.02	$0.43	$0.31	$1.03
Weighted-average common shares outstanding:
Basic	397,767,394	397,114,612	396,969,596	398,098,161
Diluted	400,992,735	402,917,852	401,454,820	405,072,746

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions) (Unaudited)
Net income	$9.6	$172.9	$122.7	$418.5
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	18.6	2.1	23.2	6.4
Derivative instruments	(14.6)	45.6	(66.1)	75.5
Foreign currency translation gains (losses)	14.5	(52.4)	61.9	(77.6)
Unrealized gains (losses) on marketable securities	0.1	(2.9)	0.8	(13.4)
Total other comprehensive income (loss), before related income taxes	18.6	(7.6)	19.8	(9.1)
Income tax benefit (expense) related to items of other comprehensive (loss) income	5.0	(7.5)	3.8	(5.8)
Comprehensive income, net of taxes	$33.2	$157.8	$146.3	$403.6

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended August 27, 2023
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Dollars in millions) (Unaudited)
Balance at May 28, 2023	$0.4	$649.9	$1,709.1	$(421.7)	$1,937.7
Net income	—	—	9.6	—	9.6
Other comprehensive income, net of tax	—	—	—	23.6	23.6
Stock-based compensation and dividends, net	—	18.0	—	—	18.0
Employee stock purchase plan	—	2.4	—	—	2.4
Tax withholdings on equity awards	—	(2.2)	—	—	(2.2)
Cash dividends declared ($0.12 per share)	—	—	(47.7)	—	(47.7)
Balance at August 27, 2023	$0.4	$668.1	$1,671.0	$(398.1)	$1,941.4

	Nine Months Ended August 27, 2023
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Dollars in millions) (Unaudited)
Balance at November 27, 2022	$0.4	$625.6	$1,699.4	$(421.7)	$1,903.7
Net income	—	—	122.7	—	122.7
Other comprehensive income, net of tax	—	—	—	23.6	23.6
Stock-based compensation and dividends, net	—	56.5	(0.1)	—	56.4
Employee stock purchase plan	—	7.2	—	—	7.2
Repurchase of common stock	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	(21.2)	—	—	(21.2)
Cash dividends declared ($0.36 per share)	—	—	(142.9)	—	(142.9)
Balance at August 27, 2023	$0.4	$668.1	$1,671.0	$(398.1)	$1,941.4

	Three Months Ended August 28, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Dollars in millions) (Unaudited)
Balance at May 29, 2022	$0.4	$592.8	$1,529.3	$(394.2)	$1,728.3
Net Income	—	—	172.9	—	172.9
Other comprehensive loss, net of tax	—	—	—	(15.1)	(15.1)
Stock-based compensation and dividends, net	—	15.2	—	—	15.2
Employee stock purchase plan	—	2.5	—	—	2.5
Repurchase of common stock	—	—	(26.4)	—	(26.4)
Tax withholdings on equity awards	—	(0.9)	—	—	(0.9)
Cash dividends declared ($0.12 per share)	—	—	(47.5)	—	(47.5)
Balance at August 28, 2022	$0.4	$609.6	$1,628.3	$(409.3)	$1,829.0

	Nine Months Ended August 28, 2022
	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Dollars in millions) (Unaudited)
Balance at November 28, 2021	$0.4	$584.8	$1,474.9	$(394.4)	$1,665.7
Net income	—	—	418.5	—	418.5
Other comprehensive loss, net of tax	—	—	—	(14.9)	(14.9)
Stock-based compensation and dividends, net	—	45.9	—	—	45.9
Employee stock purchase plan	—	6.9	—	—	6.9
Repurchase of common stock	—	—	(138.1)	—	(138.1)
Tax withholdings on equity awards	—	(28.0)	—	—	(28.0)
Cash dividends declared ($0.32 per share)	—	—	(127.0)	—	(127.0)
Balance at August 28, 2022	$0.4	$609.6	$1,628.3	$(409.3)	$1,829.0

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 27, 2023	August 28, 2022

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$122.7	$418.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.2	117.9
Goodwill and other intangible asset impairment	90.2	11.6
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net	25.0	36.1
Stock-based compensation	56.4	45.9
Benefit from deferred income taxes	(77.0)	(1.7)
Other, net	4.5	31.4
Net change in operating assets and liabilities	(167.4)	(449.4)
Net cash provided by operating activities	176.6	210.3
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(259.0)	(196.8)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting, net	27.3	(20.6)
Payments to acquire short-term investments	—	(70.4)
Proceeds from sale, maturity and collection of short-term investments	70.8	60.7
Net cash used for investing activities	(160.9)	(227.1)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	200.0	—
Repayments of senior revolving credit facility	(175.0)	—
Repurchase of common stock	(8.1)	(140.7)
Dividends to stockholders	(142.9)	(127.0)
Other financing activities, net	(13.1)	(20.0)
Net cash used for financing activities	(139.1)	(287.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11.8)	(6.9)
Net decrease in cash and cash equivalents and restricted cash	(135.2)	(311.4)
Beginning cash and cash equivalents, and restricted cash	430.0	810.6
Ending cash and cash equivalents, and restricted cash	294.8	499.2
Less: Ending restricted cash	(0.3)	(0.3)
Ending cash and cash equivalents	$294.5	$498.9

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$38.4	$50.4
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	66.8	83.9
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023
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
Basis of Presentation and Principles of Consolidation
The interim consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim period financial statements and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 27, 2022, included in the Company’s 2022 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three and nine months ended August 27, 2023 may not be indicative of the results to be expected for any other interim period or the year ending November 26, 2023.
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
Accounts Receivable
Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. The allowance for credit losses was $6.7 million and $7.5 million as of August 27, 2023 and November 27, 2022, respectively.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.3 billion and $1.2 billion as of August 27, 2023 and November 27, 2022, respectively.
In the first quarter of 2023, the Company recorded $18.6 million in charges primarily related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative. In the third quarter of 2023, the Company recorded $6.1 million of impairment charges related to capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. In the second quarter of 2022, as a result of the Russia-Ukraine crisis, the

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

Company reviewed certain long-lived assets for impairment and recorded $60.4 million in charges, which reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges related to the wind-down of operations. During the third quarter of 2022, the Company recognized a $7.6 million gain related to the early termination of certain store lease agreements as a result of the Russia-Ukraine crisis. All charges are included in selling, general and administrative expenses (“SG&A”) in the accompanying consolidated statements of operations.
Share Repurchases
During the nine months ended August 27, 2023, the Company repurchased 0.5 million shares for $8.1 million, plus broker’s commissions, in the open market. This equates to an average repurchase price of approximately $17.97 per share. There were no shares repurchased in either the second or third quarters of 2023. During the three and nine months ended August 28, 2022, the Company repurchased 1.5 million and 6.5 million shares for $26.4 million and $137.9 million, plus broker’s commissions, respectively, in the open market. This equates to an average repurchase price of approximately $21.08 per share for the nine months ended August 28, 2022.
The Company accounts for share repurchases by charging entirely to retained earnings the excess of the repurchase price over the repurchased Class A common stock’s par value. All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or limit the share repurchase program at any time.
Reclassification
Certain amounts on the consolidated balance sheets and statements of cash flows have been conformed to the August 27, 2023 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 2: INVENTORIES
The following table presents the Company’s inventory balances:

	August 27, 2023	November 27, 2022

	(Dollars in millions)

Raw materials	$16.0	$12.3
Work-in-progress	4.4	4.7
Finished goods	1,353.4	1,399.8
Total inventories	$1,373.8	$1,416.8
NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the nine months ended August 27, 2023 and August 28, 2022 were as follows:

	Nine Months Ended August 27, 2023
	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 27, 2022	$229.5	$9.7	$2.9	$123.6	$365.7
Additions	1.1	7.3	—	—	8.4
Impairments	—	—	—	(75.4)	(75.4)
Foreign currency fluctuation	1.7	0.4	(0.1)	—	2.0
Balance, August 27, 2023	$232.3	$17.4	$2.8	$48.2	$300.7

	Nine Months Ended August 28, 2022
	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 28, 2021	$231.4	$28.8	$3.0	$123.7	$386.9
Impairments	—	(11.6)	—	—	(11.6)
Foreign currency fluctuation	(2.1)	(7.8)	(0.1)	—	(10.0)
Balance, August 28, 2022	$229.3	$9.4	$2.9	$123.7	$365.3
_____________
(1)Comprises only Beyond Yoga goodwill.
During the third quarter of 2023, as part of the Company’s annual review of the Beyond Yoga reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived intangible assigned to the Beyond Yoga reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Beyond Yoga reporting unit as of the test date, May 29, 2023, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. As a result of this assessment, we concluded that the carrying value of the Beyond Yoga reporting unit exceeded the estimated fair value by $75.4 million, which was recorded as a noncash impairment charge to goodwill.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

Prior to the assessment of the reporting unit, we concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined using the relief-from-royalty method to utilize the discounted projected future cash flows. Based on this assessment, we recorded a $14.8 million noncash impairment charge related to the Beyond Yoga trademark. The significant assumptions used in the assessment of the reporting unit include revenue growth rates and profit margins, operating expenses, capital expenditures, terminal value, and a discount rate. The significant assumptions used in the assessment of the carrying value of the trademark intangible asset include revenue growth rate, a discount rate and a royalty rate.
Total impairment charges for the three months ended August 27, 2023 were $90.2 million and were recorded within Goodwill and other intangible impairment charges on the accompanying consolidated statements of operations. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions, resulting in an adverse impact on expected cash flows, as well as an increase in discount rates.
In the second quarter of 2022, as a result of the Russia-Ukraine crisis, the Company reviewed the goodwill assigned to its Russia business for impairment and recorded $11.6 million of non-cash impairment charges.
Other intangible assets, net, were as follows:

	August 27, 2023			November 27, 2022
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks(1)	$243.9	$—	$243.9	$258.7	$—	$258.7
Amortized intangible assets:
Customer relationships and other	38.5	(13.6)	24.9	37.9	(9.9)	28.0
Total	$282.4	$(13.6)	$268.8	$296.6	$(9.9)	$286.7
_____________
(1)Includes the gross carrying value of the Beyond Yoga trademark of $201.1 million, the Level 3 fair value as of the test date, which reflects the cumulative $14.8 million noncash impairment charge, all of which was taken in the third quarter of 2023.
Customer relationships and other are amortized over five to eleven years. Amortization expense for the three and nine months ended August 27, 2023 was $1.1 million and $3.3 million, respectively, as compared to $1.0 million and $3.3 million, respectively, during the same periods of 2022.
Estimated amortization expense for each of the next five years is as follows:

August 27, 2023

(Dollars in millions)
Remaining for 2023	$1.1
2024	4.4
2025	4.4
2026	4.1
2027	2.3
Thereafter	8.6
Total	$24.9

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 27, 2023			November 27, 2022
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$75.9	$75.9	$—	$71.5	$71.5	$—
Short-term investments in marketable securities	—	—	—	70.6	—	70.6
Derivative instruments(3)	9.0	—	9.0	21.5	—	21.5
Total	$84.9	$75.9	$9.0	$163.6	$71.5	$92.1
Financial liabilities carried at fair value
Derivative instruments(3)	22.4	—	22.4	8.1	—	8.1
Total	$22.4	$—	$22.4	$8.1	$—	$8.1
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 27, 2023		November 27, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$518.1	$493.3	$493.9	$461.4
3.50% senior notes due 2031(1)	503.0	405.3	498.1	404.3
Short-term borrowings	39.7	39.7	11.7	11.7
Total	$1,060.8	$938.3	$1,003.7	$877.4
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. Dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in other comprehensive (loss) income.
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness. The ineffective portions of these hedges are recorded in “Other (expense) income, net” in the Company’s consolidated statements of operations. The effective portions of these hedges are recorded in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets and are not reclassified to earnings until the related net investment position has been liquidated.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries’ royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in “Other (expense) income, net” in the Company’s consolidated statements of operations.
As of August 27, 2023, the Company had forward foreign exchange contracts derivatives that were not designated as hedges in qualifying hedging relationships, of which $725.2 million were contracts to buy and $573.5 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 27, 2023			November 27, 2022
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$6.6	$—	$6.6	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(19.1)	(19.1)	—	(7.2)	(7.2)
Total	$6.6	$(19.1)		$15.6	$(7.2)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$9.0	$(6.6)	$2.4	$21.5	$(15.6)	$5.9
Forward foreign exchange contracts(2)	19.0	(22.4)	(3.3)	7.2	(8.1)	(0.9)
Total	$28.0	$(29.0)		$28.7	$(23.7)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(513.4)		$—	$(494.5)
_____________
(1)Included in "Other current assets" or "Other non-current assets" on the Company’s consolidated balance sheets.
(2)Included in "Other accrued liabilities" or "Other long-term liabilities" on the Company’s consolidated balance sheets.
The Company’s over-the-counter forward foreign exchange contracts are subject to International Swaps and Derivatives Association, Inc. master agreements. These agreements permit the net settlement of these contracts on a per-institution basis; however, the Company records the fair value on a gross basis on its consolidated balance sheets based on maturity dates, including those subject to master netting arrangements. The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	August 27, 2023			November 27, 2022
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$34.7	$(15.1)	$19.6	$44.3	$(14.6)	$29.7
Financial liabilities	(48.0)	15.1	(32.9)	(30.9)	14.6	(16.3)
Total			$(13.3)			$13.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

The table below provides data about the amount of gains and losses related to derivative instruments designated as cash flow hedges and non-derivative instruments designated as net investment hedges included in AOCL on the Company’s consolidated balance sheets:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of Gain Reclassified from AOCL into Net Income(1)
	As of August 27, 2023	As of November 27, 2022	Three Months Ended		Nine Months Ended
			August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
Foreign exchange risk contracts	$(24.5)	$22.6	$3.4	$6.2	$28.1	$9.8
Realized forward foreign exchange swaps (2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(26.3)	(7.4)	—	—	—	—
Cumulative income taxes	21.1	7.2	—	—	—	—
Total	$(44.9)	$7.2
_____________
(1)Amounts reclassified from AOCL were classified as net revenues and cost of goods sold on the Company’s consolidated statements of operations.
(2)Prior to and during 2005, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCL and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the nine months ended August 27, 2023. Within the next 12 months, a $27.4 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity
Net revenues	$(0.5)	$(0.3)	$1.9	$(2.1)
Cost of goods sold	$3.9	$6.4	$26.3	$11.9

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

The table below provides data about the amount of gains and losses related to derivatives instruments included in “Other (expense) income, net” in the Company’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
Realized gain (loss)[1]	$1.7	$(20.7)	$24.3	$(39.8)
Unrealized gain (loss)	3.1	2.1	(3.7)	16.0
Total	$4.8	$(18.6)	$20.6	$(23.8)
_____________
(1)Realized gains (loss) related to derivatives instruments were classified as Other, net on the Company’s consolidated statements of cash flows.
NOTE 6: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	August 27, 2023	November 27, 2022

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$178.8	$268.4
Taxes other than income taxes payable	62.6	53.2
Accrued advertising and promotion	56.0	57.1
Accrued income taxes	39.4	13.1
Accrued property, plant and equipment	38.4	93.3
Fair value derivatives	22.4	7.5
Restructuring liabilities	20.5	9.8
Accrued rent	19.2	9.1
Accrued interest payable	17.4	8.0
Other	122.7	130.8
Total other accrued liabilities	$577.4	$650.3

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 7: DEBT
The following table presents the Company’s debt:

	August 27, 2023	November 27, 2022

	(Dollars in millions)
Long-term debt
Unsecured:
3.375% senior notes due 2027	$510.2	$490.6
3.50% senior notes due 2031	494.4	493.9
Total long-term debt	$1,004.6	$984.5
Short-term debt
Secured:
Senior revolving credit facility	$25.0	$—
Unsecured:
Short-term borrowings	14.5	11.7
Total short-term debt	39.5	11.7
Total debt	$1,044.1	$996.2

Senior Revolving Credit Facility
As of August 27, 2023, the Company had $25.0 million in borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $840.9 million at August 27, 2023, as the total availability of $858.2 million was reduced by $17.3 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 27, 2023 was 4.35% and 4.24%, respectively, as compared to 3.93% and 3.92%, respectively, during the same periods of 2022.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 8: EMPLOYEE BENEFIT PLANS
In the third quarter of 2023, the Company used U.S. pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. As a result, the Company remeasured the U.S. pension plan, which resulted in a noncash pension settlement charge of approximately $19 million recognized within Other (expense) income, net in the Company’s consolidated statement of operations and Other, net in the Company’s consolidated statement of cash flows. Approximately $21 million of unrealized losses was reclassified from AOCL on the Company’s consolidated balance sheets.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of August 27, 2023, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
NOTE 10: DIVIDENDS
Dividends are declared at the discretion of the Board. In January, April and July 2023, the Company declared cash dividends, each $0.12 per share, to holders of record of its Class A and Class B common stock. In January, April and July 2022, the Company declared cash dividends of $0.10, $0.10 and $0.12 per share, respectively. During the three and nine months ended August 27, 2023, dividends were paid in the amount of $47.7 million and $142.9 million, respectively, compared to $47.5 million and $127.0 million for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, a cash dividend of $0.12 per share was declared to holders of record of its Class A and Class B common stock at the close of business on October 26, 2023. The cash dividend will be payable on November 9, 2023, for a total quarterly dividend of approximately $48 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended August 27, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at May 28, 2023	$(176.0)	$(33.7)	$(212.0)	$—	$(421.7)
Other comprehensive (loss) income before reclassifications	(7.0)	(7.9)	20.7	—	5.8
Amounts reclassified from accumulated other comprehensive loss	21.1	(3.3)	—	—	17.8
Net increase (decrease) in other comprehensive (loss) income	14.1	(11.2)	20.7	—	23.6
Accumulated other comprehensive loss at August 27, 2023	$(161.9)	$(44.9)	$(191.3)	$—	$(398.1)

	Nine Months Ended August 27, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)
Other comprehensive (loss) income before reclassifications	(8.1)	(24.0)	57.4	0.1	25.4
Amounts reclassified from accumulated other comprehensive (loss) income	25.7	(28.1)	—	0.6	(1.8)
Net increase (decrease) in other comprehensive (loss) income	17.6	(52.1)	57.4	0.7	23.6
Accumulated other comprehensive loss at August 27, 2023	$(161.9)	$(44.9)	$(191.3)	$—	$(398.1)
____________
(1)Amounts reclassified were recorded in other (expense) income, net, primarily as a result of noncash pension settlement charge. For more information, refer to Note 8.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

	Three Months Ended August 28, 2022
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at May 29, 2022	$(192.3)	$2.9	$(215.5)	$10.7	$(394.2)
Other comprehensive (loss) income before reclassifications	(0.6)	42.0	(50.3)	(2.2)	(11.1)
Amounts reclassified from accumulated other comprehensive loss	2.2	(6.2)	—	—	(4.0)
Net increase (decrease) in other comprehensive (loss) income	1.6	35.8	(50.3)	(2.2)	(15.1)
Accumulated other comprehensive loss at August 28, 2022	$(190.7)	$38.7	$(265.8)	$8.5	$(409.3)

	Nine Months Ended August 28, 2022
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 28, 2021	$(195.5)	$(20.9)	$(196.8)	$18.8	$(394.4)
Other comprehensive (loss) income before reclassifications	(1.6)	69.4	(69.0)	(10.3)	(11.5)
Amounts reclassified from accumulated other comprehensive loss	6.4	(9.8)	—	—	(3.4)
Net increase (decrease) in other comprehensive (loss) income	4.8	59.6	(69.0)	(10.3)	(14.9)
Accumulated other comprehensive loss at August 28, 2022	$(190.7)	$38.7	$(265.8)	$8.5	$(409.3)
_____________
(1)Amounts reclassified were recorded in other (expense) income, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended August 27, 2023
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$499.1	$208.3	$125.6	$69.1	$902.1
Direct-to-consumer	267.6	175.8	120.9	44.6	608.9
Total net revenues	$766.7	$384.1	$246.5	$113.7	$1,511.0

	Nine Months Ended August 27, 2023
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,396.4	$624.9	$371.9	$209.1	$2,602.3
Direct-to-consumer	802.2	575.6	425.8	130.8	1,934.4
Total net revenues	$2,198.6	$1,200.5	$797.7	$339.9	$4,536.7

	Three Months Ended August 28, 2022
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$566.8	$230.9	$115.8	$67.5	$981.0
Direct-to-consumer	238.3	159.4	104.8	33.7	536.2
Total net revenues	$805.1	$390.3	$220.6	$101.2	$1,517.2

	Nine Months Ended August 28, 2022
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,625.3	$687.2	$345.9	$206.2	$2,864.6
Direct-to-consumer	721.7	539.6	355.0	99.0	1,715.3
Total net revenues	$2,347.0	$1,226.8	$700.9	$305.2	$4,579.9
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 27, 2023 and November 27, 2022.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 13: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of “Other (expense) income, net”:

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
Foreign exchange management gains (losses) (1)	$4.8	$(18.6)	$20.6	$(23.8)
Foreign currency transaction (losses) gains(2)	(10.2)	10.9	(38.5)	17.4
Marketable securities gains(3)	0.6	—	1.8	—
COVID-19 government subsidy gain(4)	—	—	—	12.5
US pension settlement loss(5)	(19.0)	—	(19.0)	—
Other, net	(2.9)	2.5	(3.0)	10.6
Total other (expense) income, net	$(26.7)	$(5.2)	$(38.1)	$16.7
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains and losses in the three-month and nine-month periods ended August 27, 2023 and August 28, 2022 were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy and sell the Euro.
(2)Foreign currency transaction losses (gains) reflect the impact of foreign currency fluctuation on the Company’s foreign currency denominated balances. Losses in the three-month and nine-month periods ended August 27, 2023 were primarily due to U.S. Dollar weakening against the Euro and the Mexican Peso.
(3)Marketable securities gains include unrealized gains and losses from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company’s deferred compensation plan.
(4)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(5)On May 30, 2023, the Company used pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. See Note 8 for details.
NOTE 14: INCOME TAXES
The Company’s effective income tax rate was 386.6% for the three months ended August 27, 2023, compared to 7.2% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily driven by the foreign-derived intangible income deduction as a proportion to losses before income taxes. The effective tax rate for the three months ended August 28, 2022 was primarily driven by lower tax benefit from foreign derived intangible income deduction as a proportion to earnings before income tax.
The Company's effective income tax rate was 4.5% for the nine months ended August 27, 2023, compared to 17.9% for the same prior-year period. The decrease in the effective tax rate was primarily driven by higher tax benefit in the current year from foreign-derived intangible income deduction as a proportion to earnings before income tax as compared to prior year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 15: EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions, except per share amounts)
Numerator:
Net income	$9.6	$172.9	$122.7	$418.5
Denominator:
Weighted-average common shares outstanding - basic	397,767,394	397,114,612	396,969,596	398,098,161
Dilutive effect of stock awards	3,225,341	5,803,240	4,485,224	6,974,585
Weighted-average common shares outstanding - diluted	400,992,735	402,917,852	401,454,820	405,072,746
Earnings per common share attributable to common stockholders:
Basic	$0.02	$0.44	$0.31	$1.05
Diluted	$0.02	$0.43	$0.31	$1.03
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	6,900,153	2,195,592	5,455,292	1,785,569
NOTE 16: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a member of the board of directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. Seth R. Jaffe, Executive Vice President and Chief Legal Officer served as Vice President of the Levi Strauss Foundation until his retirement on June 2, 2023. During the three and nine months ended August 27, 2023, the Company donated $0.5 million and $10.8 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $12.4 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 17: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s®, Signature by Levi Strauss & Co.™ and Denizen® brands. Other Brands, which include Dockers® and Beyond Yoga® businesses, which do not separately meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
Net revenues:
Americas	$766.7	$805.1	$2,198.6	$2,347.0
Europe	384.1	390.3	1,200.5	1,226.8
Asia	246.5	220.6	797.7	700.9
Total segment net revenues	1,397.3	1,416.0	4,196.8	4,274.7
Other Brands	113.7	101.2	339.9	305.2
Total net revenues	$1,511.0	$1,517.2	$4,536.7	$4,579.9
Income before income taxes:
Americas	$135.6	$177.1	$323.4	$513.6
Europe	68.1	84.4	240.4	287.8
Asia	30.2	19.9	116.0	82.6
Total segment operating income	233.9	281.4	679.8	884.0
Other Brands	(1.8)	2.4	(0.4)	16.0
Restructuring charges, net	(1.5)	1.5	(19.3)	3.3
Goodwill and other intangible asset impairment charges(1)	(90.2)	—	(90.2)	(11.6)
Corporate expenses	(105.6)	(86.2)	(367.8)	(382.2)
Interest expense	(11.5)	(7.7)	(35.4)	(16.3)
Other (expense) income, net(2)	(26.7)	(5.2)	(38.1)	16.7
(Loss) income before income taxes	$(3.4)	$186.2	$128.6	$509.9
_____________
(1)For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment includes impairment charges of $75.4 million related to Beyond Yoga reporting unit goodwill and $14.8 million related to the Beyond Yoga trademark.
(2)Other (expense) income, net primarily consists of a noncash pension settlement charge recorded in the three-month period ended August 27, 2023. For more information, refer to Note 8.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2023

NOTE 18: SUBSEQUENT EVENTS
Subsequent to the end of the third quarter of 2023, the Company commenced an initiative to review its operating model and cost structure that is expected to increase agility and result in material cost savings beginning in 2024.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 27, 2022, filed with the Securities and Exchange Commission on January 25, 2023. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday in November that is closest to November 30 of that year. References to 2022 and 2023 below in this section are references to our fiscal years ending in November 2022 and 2023, respectively. See “-Financial Information Presentation.”
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this Quarterly Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our consolidated financial statements prepared and presented in accordance with GAAP. For more information on our calculation of non-GAAP measures and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP, see “– Non-GAAP Financial Measures.”
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 27, 2023, our products were sold in approximately 50,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of August 27, 2023, we had 1,142 company-operated stores located in 37 countries and approximately 550 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% of our total units sold in the first nine months of both 2023 and 2022. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 27% and 26% of our total units sold in the first nine months of 2023 and 2022, respectively. The remainder of our products are footwear and accessories. Men’s products generated 64% of our net revenues in the first nine months of both 2023 and 2022. Women’s products generated 35% and 34% of our net revenues in the first nine months of 2023 and 2022, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 40% of our net revenues in the first nine months of both 2023 and 2022.
Our Europe and Asia businesses, collectively, contributed 44% of our net revenues in the first nine months of 2023, as compared to 42% of our net revenues in the same period in 2022. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 58% and 54% in the first nine months of 2023 and 2022, respectively. Sales of Levi’s® brand products represented 87% of our total net sales in the first nine months of both 2023 and 2022.
Our wholesale channel generated 57% and 63% of our net revenues in the first nine months of 2023 and 2022, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% of our net revenues in the first nine months of both 2023 and 2022. Our DTC channel generated 43% and 37% of our net revenues in the first nine months of 2023 and 2022, respectively, with sales through our company operated e-commerce sites representing 20% and 19% of DTC channel net revenues in the first nine months of 2023 and 2022, respectively, and 8% and 7% of total net revenues in the first nine months of 2023 and 2022, respectively.
Supply Chain and U.S. Distribution Center Capacity Constraints
During the first nine months of 2023, inventory levels in our U.S. distribution centers sequentially improved from the elevated levels experienced during the latter half of the prior year. Compared to the third quarter of 2022, inventory increased 5% on a unit basis and 6% on a dollar basis, whereas in the second quarter of 2023, inventory growth was increased 8% on a unit basis, 18% on a dollar basis compared to the prior year. The 300 basis points on unit basis and 1200 basis points on a dollar basis of sequential improvement was largely due to planned reductions in inventory receipts as well as shipping product on hand in the third quarter. Additionally, in the third quarter of 2023, we modified terms with the majority of our suppliers to take ownership of our inventory near the point of shipment rather than destination, which contributed approximately $65 million, or 5% of growth on a dollar basis, to the increase in inventory versus the period year period.
Additionally, inflationary pressures, competition for, and price volatility of, resources throughout the supply chain have increased, resulting in higher labor and raw material costs. Trends such as these have and may continue to result in higher product costs and increased pressure to reduce costs and raise product prices, which could have a negative impact on demand. We continue to pursue mitigation strategies and create new efficiencies in our global supply chain.
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in both of the three-month and nine-month periods ended August 27, 2023 and August 28, 2022, adversely impacting consumer demand and increasing labor and product costs. In an effort to mitigate the effect of higher costs, we implemented price increases on many of our products in the latter half of 2022. If these inflationary pressures continue, our revenue, gross and operating margins and net income may be impacted for the remainder of 2023.
Impact of Russia-Ukraine Crisis on our Business
As a result of Russia’s invasion of Ukraine, we suspended our business initiatives and the majority of our commercial activity in Russia and Ukraine in the second quarter of 2022, including closing the majority of our company-operated stores in Russia, as well as suspending shipments to our wholesale and licensing customers in Russia and Ukraine. As a result, we recorded total charges of $60.4 million during the second quarter of 2022, which reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges. During the third quarter of 2022, we recognized a $7.6 million gain related to the early termination of certain store lease agreements related to the Russia-Ukraine crisis. As of the end of the first quarter of 2023, all of our company-operated stores were closed and substantially all commercial activity in Russia had ceased.
For the three and nine months ended August 27, 2023, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. As of result of the decreased activities, net revenues in Russia declined, representing approximately 0.4% of our total net revenues for the nine-month period ended August 27, 2023 as compared to 1.3% of our total net revenues for the same period in the prior year. In our Europe segment, the net revenues of our

Russia and Ukraine businesses declined approximately $10 million and $40 million, for the three and nine month periods ended August 27, 2023, respectively, on a constant currency basis, as compared to the same periods in the prior year.
There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications, will impact our Europe segment and overall business, financial condition and results of operations. For additional information, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 27, 2022.
Impact of COVID-19 on Our Business
COVID-19 continues to have a lingering effect on our business and results of operations, although to a lesser extent than in prior years. During the first quarter of 2023, the strict lockdowns and zero-tolerance policy shutdowns impacting our China market throughout 2022 were lifted, and by the end of the first quarter, all of our company-operated stores in China were open and operating. Across the rest of our markets, our company-operated stores and wholesale customer doors were open during the three and nine months ended August 27, 2023 and August 28, 2022.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on our revenues, operating margins and net income. Challenges forecasting consumer demand has and may continue to lead to elevated inventory levels both with us and our customers, resulting in fewer full-priced sales and a more promotional environment. Additionally, elevated inventory levels, combined with the uneven flow of receipts and shipments is causing further capacity pressures within our U.S. distribution centers, resulting in higher costs and limiting our ability to fulfill our customer’s demand. These trends have impacted and may continue to impact our financial results, affecting inventory, revenue, operating margins and net income.
•Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations. We continue to invest in our online platforms, information systems, digital, data and AI capabilities, as well as in personnel to support the creation of a fully integrated omni-channel shopping experience. There can be no assurance that we will be able to successfully meet these expectations, which may impact our financial results.
•The diversification of our business model across geographies, channels, brands, and categories affects our gross margin. For example, if our sales in higher gross margin geographies, channels, brands and categories grow at a faster rate than in our lower gross margin business geographies, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. Value brands, which are focused on the value-conscious consumer, generally generate lower gross margin. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses. As we continue to execute on our strategic framework to be DTC first, we expect to see greater impact on our gross margins. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
•Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, Mexican Peso, and British Pound, may negatively impact our financial results, revenue, operating margins and net income.
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
•There continues to be uncertainty with respect to potential changes in tax laws and regulations. Proposals to reform U.S. and foreign tax laws, including a 15% global minimum tax, could significantly impact how we are taxed on our U.S. and foreign earnings. Certain foreign jurisdictions have already enacted provisions related to the global minimum tax that, at present, are not expected to have a material impact on our results of operations. As further global minimum tax reforms are enacted into law, they may have an adverse impact on our effective tax rate, income tax expense and cash flows.
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
Our Third Quarter 2023 Results
•Net revenues. Consolidated net revenues decreased 0.4% on a reported basis and 1.9% on a constant-currency basis compared to the third quarter of 2022. The decrease was primarily driven by a decline in U.S. wholesale, due to softened demand reflecting a more cautious wholesale environment. This was mostly offset with growth in both our DTC and international businesses.
•Operating income. Compared to the third quarter of 2022, consolidated operating income decreased 82.5% to $34.8 million from $199.1 million. The decrease was primarily due to impairment charges recognized of $90.2 million, as well as lower net revenues and the resulting lower gross profit. Operating margin was 2.3%, in comparison to 13.1% in the third quarter of 2022, as a result of higher SG&A expense including impairment charges of $90.2 million, lower net revenues, and gross margins.
•Net income. We recognized a consolidated net income of $9.6 million, compared to net income of $172.9 million in the third quarter of 2022. The decrease is primarily driven by lower operating income described above.
•Adjusted EBIT. Compared to the third quarter of 2022, Adjusted EBIT decreased 26.5% to $137.8 million from $187.5 million. The decrease is due to lower revenue and gross margins, and higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 9.1%, 330 basis points lower than the third quarter of 2022 on a reported basis, and 350 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the third quarter of 2022, Adjusted net income decreased 30.6% to $112.0 million from $161.4 million. The decrease is due to lower Adjusted EBIT as described above.
•Diluted earnings per share. We recognized a diluted earnings per share of $0.02, compared to third quarter of 2022 diluted earnings per share of $0.43. The recognition of the Beyond Yoga impairment unfavorably impacted diluted earnings per share by $0.17, net of tax.
•Adjusted diluted earnings per share. Compared to the third quarter of 2022, Adjusted diluted earnings per share decreased to $0.28 from $0.40, mainly due to the lower Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.02.

•Inventory. Compared to the third quarter of 2022, total inventories increased 6% on a dollar basis, a sequential improvement from the second quarter of 2023 inventory growth of 18% versus the second quarter of 2022. Approximately 5% of the increase is the result of the the modification of terms with the majority of our suppliers to take ownership of our inventory near the point of shipment rather than destination. The 1200 basis points of sequential improvement relative to the second quarter was primarily attributable to planned reductions in inventory receipts as well as shipping product on hand.

Our Year-to-Date 2023 Results
•Net revenues. Consolidated net revenues decreased 0.9% on a reported basis yet increased 0.4% on a constant-currency basis compared to the first nine months of 2022. Net revenues were essentially flat, as growth in both our DTC and international businesses were offset by a decline in U.S. wholesale, reflecting a more cautious wholesale environment.
•Operating income. Compared to the first nine months of 2022, operating income decreased 60.3% to $202.1 million from $509.5 million due to lower gross margins and higher SG&A expenses in the current year, primarily attributed to higher selling expenses to support the increase in DTC sales volume. As a result, operating margin was 4.5%, 660 basis points lower than the first nine months of 2022.
•Net income. Compared to the first nine months of 2022, consolidated net income decreased to $122.7 million from $418.5 million primarily driven by the decreased operating income described above, and lower income taxes offset higher interest expense and foreign currency losses in the current year. Additionally, the prior year period included a $12.5 million COVID-19 subsidy gain.
•Adjusted EBIT. Compared to the first nine months of 2022, Adjusted EBIT decreased 37.9% to $354.6 million from $570.7 million, primarily due to lower net revenues in the current year and higher Adjusted SG&A expenses, primarily attributed higher selling expenses to support the increase in DTC sales volume. This was partially offset with a higher Adjusted gross margin. Adjusted EBIT margin was 7.8%, 470 basis points lower than the first nine months of 2022 on both a reported and constant-currency basis.
•Adjusted net income. Compared to the first nine months of 2022, Adjusted net income decreased 43.9% to $262.0 million from $467.3 million, primarily due to lower Adjusted EBIT described above. Additionally, higher interest expense and foreign currency losses were offset by lower income taxes.
•Diluted earnings per share. Compared to the first nine months of 2022, diluted earnings per share decreased to $0.31 from $1.03, mainly due to the lower net income described above, as well as a $0.17, net of tax, impact related to the Beyond Yoga impairment.
•Adjusted diluted earnings per share. Compared to the first nine months of 2022, Adjusted diluted earnings per share decreased to $0.65 from $1.15, due to the lower Adjusted net income described above. Currency translation did not have an impact on Adjusted diluted earnings per share.
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
Segments.    Our Levi’s Brands business, which includes Levi’s®, Signature by Levi Strauss & Co.™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Dockers® and Beyond Yoga® businesses are managed separately and separately do not meet the quantitative thresholds of a reportable segment and are reported in our financial statements under the caption of Other Brands.
Classification.    Our classification of certain significant revenues and expenses reflects the following:

•Net revenues comprise net sales and licensing revenues. Net sales include sales of products to wholesale customers, including franchised stores, and direct sales to consumers at our company-operated stores and shop-in-shops located within department stores and other third-party locations, as well as company-operated e-commerce sites. Net revenues are recorded net of discounts, allowances for estimated returns and retailer promotions and other incentives. Licensing revenues, which include revenues from the use of our trademarks in connection with the manufacturing, advertising and distribution of trademarked products by third-party licensees, are earned and recognized as products are sold by licensees based on royalty rates as set forth in the applicable licensing agreements.
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

Results of Operations
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023	August 28, 2022
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,511.0	$1,517.2	(0.4)%	100.0%	100.0%	$4,536.7	$4,579.9	(0.9)%	100.0%	100.0%
Cost of goods sold	671.5	654.3	2.6%	44.4%	43.1%	1,970.7	1,918.4	2.7%	43.4%	41.9%
Gross profit	839.5	862.9	(2.7)%	55.6%	56.9%	2,566.0	2,661.5	(3.6)%	56.6%	58.1%
Selling, general and administrative expenses	714.5	663.8	7.6%	47.3%	43.8%	2,273.7	2,140.4	6.2%	50.1%	46.7%
Goodwill and other intangible asset impairment charges	90.2	—	*	6.0%		90.2	11.6	*	2.0%	0.3%
Operating income	34.8	199.1	(82.5)%	2.3%	13.1%	202.1	509.5	(60.3)%	4.5%	11.1%
Interest expense	(11.5)	(7.7)	(49.4)%	(0.8)%	(0.5)%	(35.4)	(16.3)	(117.2)%	(0.8)%	(0.4)%
Other (expense) income, net	(26.7)	(5.2)	(413.5)%	(1.8)%	(0.3)%	(38.1)	16.7	(328.1)%	(0.8)%	0.4%
(Loss) income before income taxes	(3.4)	186.2	(101.8)%	(0.2)%	12.3%	128.6	509.9	(74.8)%	2.8%	11.1%
Income tax (benefit) expense	(13.0)	13.3	(197.7)%	(0.9)%	0.9%	5.9	91.4	(93.5)%	0.1%	2.0%
Net income	$9.6	$172.9	(94.4)%	0.6%	11.4%	$122.7	$418.5	(70.7)%	2.7%	9.1%
Earnings per common share attributable to common stockholders:
Basic	$0.02	$0.44	(95.5)%	*	*	$0.31	$1.05	(70.5)%	*	*
Diluted	$0.02	$0.43	(95.3)%	*	*	$0.31	$1.03	(69.9)%	*	*
Weighted-average common shares outstanding:
Basic	397.8	397.1	0.2%	*	*	397.0	398.1	(0.3)%	*	*
Diluted	401.0	402.9	(0.5)%	*	*	401.5	405.1	(0.9)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and constant-currency basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 27, 2023	August 28, 2022	As Reported	Constant Currency	August 27, 2023	August 28, 2022	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$766.7	$805.1	(4.8)%	(6.5)%	$2,198.6	$2,347.0	(6.4)%	(7.2)%
Europe	384.1	390.3	(1.6)%	(5.7)%	1,200.5	1,226.8	(2.1)%	(2.1)%
Asia	246.5	220.6	11.7%	17.6%	797.7	700.9	13.8%	22.4%
Total Levi’s Brands net revenues	1,397.3	1,416.0	(1.3)%	(2.8)%	4,196.8	4,274.7	(1.8)%	(1.2)%
Other Brands	113.7	101.2	12.4%	9.3%	339.9	305.2	11.4%	10.2%
Total net revenues	$1,511.0	$1,517.2	(0.4)%	(1.9)%	$4,536.7	$4,579.9	(0.9)%	(0.4)%

Total net revenues decreased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 27, 2023, as compared to the same periods in 2022.
Americas.    On both a reported and constant-currency basis, net revenues in our Americas segment decreased for the three-month and nine-month periods ended August 27, 2023, with currency translation affecting net revenues favorably by approximately $15 million and $22 million, respectively.
Excluding the effects of currency, net revenues decreased for the three-month period ended August 27, 2023, as growth in our DTC channel was offset with a decline in wholesale channel revenue. The increase in DTC revenue was across all markets, led by the United States, as a result of higher units sold. Revenue growth was driven by both store expansion, as we benefited from 39 more company-operated stores in operation as of August 27, 2023, as compared to August 28, 2022, as well as store performance. E-commerce net revenues increased primarily due to higher online traffic and conversion.
Wholesale channel revenue decreased for the three-month period ended August 27, 2023 driven by the United States. The decrease in the U.S. was driven by lower demand as a result of a more cautious U.S. wholesale environment.
Net revenues decreased for the nine-month period ended August 27, 2023, as growth in our DTC channel was offset with a decline in wholesale. The growth in DTC revenue was across most markets and due to strong performance within our company-operated stores as well as store expansion. E-commerce revenue increased due to higher average selling prices. The decrease in wholesale channel revenue was primarily due to a more cautious U.S. wholesale environment, partially offset by growth in our international markets.
Europe.    Net revenues in Europe decreased on a reported and constant-currency basis for the three-month and nine-month periods ended August 27, 2023, with currency translation affecting net revenues favorably by approximately $17 million for the three-month period. Currency translation did not have a significant impact on net revenues for the nine-month period. Constant-currency net revenues decreased for the three-month and nine-month periods ended August 27, 2023, as growth in our DTC channel was more than offset by a decrease in wholesale channel revenue. On a constant currency basis, the Russia-Ukraine crisis impacted net revenues in the same periods unfavorably by approximately $10 million and $40 million, respectively.
Excluding the effects of currency, the decrease in wholesale channel revenue for the three-month and nine-month periods ended August 27, 2023 was primarily due to a decline in units sold, as wholesale customers continued to rebalance inventory levels.
The growth in DTC revenue for the three-month and nine-month periods ended August 27, 2023 was due to strong store performance in our company-operated stores, as a result of higher units sold in the current year as well as the benefit of price increases taken in the prior year. This was partially offset with one less company-operated store in operation as of August 27, 2023 as compared to August 28, 2022. E-commerce revenue increased primarily due to higher online traffic and conversion.
Asia.    Net revenues in Asia increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 27, 2023, with currency affecting net revenues unfavorably by approximately $11 million and $49 million, respectively. Excluding the effects of currency, net revenues for the three-month and nine-month periods ended August 27, 2023 grew across both our DTC and wholesale channels.
The growth in DTC revenue for the three-month and nine-month periods ended August 27, 2023 was across most markets, due to strong performance in our company-operated stores and e-commerce, as a result of higher volume. Additionally, we benefited from 23 more company-operated stores in operation as of August 27, 2023 as compared to August 28, 2022. Growth in e-commerce revenue was driven by higher online traffic and conversion. The increase in wholesale revenue for the three-month and nine-month periods ended August 27, 2023 was primarily due to an increase in units sold across most markets.
Other Brands. Net revenues in Other Brands increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 27, 2023. Currency translation had a favorable impact of $3 million for both the three-month and nine-month periods ended August 27, 2023. The increase in net revenues for the three-month and nine-month periods ended August 27, 2023 was driven by increases in revenue from both our Docker’s and Beyond Yoga® brands.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023	August 28, 2022	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,511.0	$1,517.2	(0.4)%	$4,536.7	$4,579.9	(0.9)%
Cost of goods sold	671.5	654.3	2.6%	1,970.7	1,918.4	2.7%
Gross profit	$839.5	$862.9	(2.7)%	$2,566.0	$2,661.5	(3.6)%
Gross margin	55.6%	56.9%		56.6%	58.1%

Currency translation impacted gross profit favorably by approximately $13 million for the three-month period and unfavorably by approximately $18 million for the nine-month period ended August 27, 2023.
For the three-month period ended August 27, 2023, the decrease in gross margin was primarily driven by lower full-price sales, strategic pricing actions and higher product costs, partially offset by favorable channel mix and lower air freight. Currency exchange, including transaction and translation impacts, favorably impacted gross margin by approximately 60 basis points.
For the nine-month period ended August 27, 2023, the decrease in gross margin was primarily due to lower full-price sales, partially offset by favorable channel and geographic mix, lower air freight, and favorable current exchange, including transaction and translation impacts, of approximately 20 basis points.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023	August 28, 2022
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$334.6	$293.4	14.0%	22.1%	19.3%	$1,009.2	$902.9	11.8%	22.2%	19.7%
Advertising and promotion	87.8	96.6	(9.1)%	5.8%	6.4%	324.5	319.9	1.4%	7.2%	7.0%
Administration	106.8	98.5	8.4%	7.1%	6.5%	354.1	388.2	(8.8)%	7.8%	8.5%
Other	183.8	176.8	4.0%	12.2%	11.7%	566.6	532.7	6.4%	12.5%	11.6%
Restructuring charges, net	1.5	(1.5)	(200.0)%	0.1%	(0.1)%	19.3	(3.3)	*	0.4%	(0.1)%
Total SG&A	$714.5	$663.8	7.6%	47.3%	43.8%	$2,273.7	$2,140.4	6.2%	50.1%	46.7%
______________
* Not meaningful

Currency translation impacted SG&A unfavorably by approximately $5 million for the three-month period and favorably by approximately $21 million for the nine-month period ended August 27, 2023.
Selling.   Currency translation impacted selling expenses unfavorably by approximately $5 million for the three-month period and favorably by approximately $10 million for the nine-month period ended August 27, 2023. For the three-month and nine-month periods ended August 27, 2023, the increase in selling expenses was primarily due to higher DTC sales volume in the current year as compared to the prior year as well as increased labor and store costs as a result of inflation.
Advertising and promotion. Currency translation impacted advertising and promotion expenses unfavorably by approximately $2 million for the three-month period and favorably by approximately $2 million for the nine-month period ended August 27, 2023. The decrease in advertising and promotion expenses for the three-month period ended August 27, 2023 was primarily due to decreased media spending in the wholesale business, partially offset by new store activations. The increase in advertising and promotion expenses for the nine-month period ended August 27, 2023 was primarily due to increased spend on media, as we prioritized marketing the 150th anniversary of our 501® jean.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $3 million and $8 million for the three-month and nine-month periods ended August 27, 2023, respectively. The increase in administration costs for the three-month period ended August 27, 2023 was primarily due to $6.1 million in charges related to the impairment of capitalized internal-use software and $3.7 million charge related to the impairment of discontinued IT projects. The decrease in administration costs for the nine-month period ended August 27, 2023 was primarily due to lower employee incentive costs as compared to the same prior-year period. Additionally, the nine-month period ended August 27, 2023 includes $24.9 million in charges related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, and a $3.9 million gain recognized on the early termination of store leases related to the Russia-Ukraine crisis as compared to the nine-month period ended August 28, 2022, which includes a $7.6 million gain related to the early termination of store lease agreements related to the Russia-Ukraine crisis and $60.4 million in impairment and other related charges recognized at the onset of the Russia-Ukraine crisis.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on other costs for the three-month period and had a favorable impact of approximately $2 million for the nine-month period ended August 27, 2023. For the three-month period ended August 27, 2023, the increase in other costs was primarily due to higher spend on information technology expenses. For the nine-month period ended August 27, 2023, the increase in other costs was primarily due to higher distribution expenses attributable to higher labor costs as a result of higher sales volume within DTC and inflation as well as higher spend on information technology expenses.
Restructuring charges, net.   During the three-month and nine-month periods ended August 27, 2023, restructuring charges, net primarily include the recognition of severance and other post-employment benefits related to a restructuring initiative that commenced in the fourth quarter of 2022 and is expected to continue.
Goodwill and other intangible asset impairment charges
For the three-month and nine-month periods ended August 27, 2023, we recognized impairment charges of $90.2 million related to the Beyond Yoga acquisition. The impairment charge is composed of a $75.4 million impairment in goodwill and a $14.8 million impairment in the trade name intangible asset. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions as well as an increase in discount rates.

Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023		August 28, 2022		August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023		August 28, 2022
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$135.6	$177.1	(23.4)%	17.7%		22.0%		$323.4	$513.6	(37.0)%	14.7%		21.9%
Europe	68.1	84.4	(19.3)%	17.7%		21.6%		240.4	287.8	(16.5)%	20.0%		23.5%
Asia	30.2	19.9	51.4%	12.3%		9.0%		116.0	82.6	40.4%	14.5%		11.8%
Total Levi’s Brands operating income	233.9	281.4	(16.9)%	16.7%		19.9%		679.8	884.0	(23.1)%	16.2%		20.7%
Other Brands	(1.8)	2.4	(175.0)%	(1.6)%		2.4%		(0.4)	16.0	(102.5)%	(0.1)%		5.2%
Restructuring charges, net	(1.5)	1.5	*	(0.1)%	❖	0.1%	❖	(19.3)	3.3	*	(0.4)%	❖	0.1%	❖
Goodwill and other intangible asset impairment charges	(90.2)	—	*	(6.0)%	❖	—%	❖	(90.2)	(11.6)	*	(2.0)%	❖	(0.3)%	❖
Corporate expenses	(105.6)	(86.2)	(22.5)%	(7.0)%	❖	(5.7)%	❖	(367.8)	(382.2)	3.8%	(8.1)%	❖	(8.3)%	❖
Total operating income	$34.8	$199.1	(82.5)%	2.3%	❖	13.1%	❖	$202.1	$509.5	(60.3)%	4.5%	❖	11.1%	❖
Operating margin	2.3%	13.1%						4.5%	11.1%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation impacted total operating income favorably by approximately $8 million and $3 million for the three-month and nine-month periods ended August 27, 2023, respectively.
Levi’s Brands operating income.
•Americas.   Currency translation had a favorable impact of approximately $4 million and $6 million for the three-month and nine-month periods ended August 27, 2023, respectively. The decrease in operating income for the three-month period ended was primarily due to lower net revenues and higher SG&A expenses as a percentage of revenue as compared to the prior year. The decrease in operating income for the nine-month period ended was primarily due to lower net revenues and a lower gross margin, as compared to the prior year, as well as higher SG&A expenses as a percent of revenue.
•Europe.   Currency translation had a favorable impact of approximately $3 million for the three-month period and an unfavorable impact of approximately $1 million for the nine-month period ended August 27, 2023. The decrease in operating income for the three-month period ended was primarily due to lower net revenues and a lower gross margin as compared to the prior year. The decrease in operating income for the nine-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue as compared to the prior year.
•Asia.   Currency translation had an unfavorable impact of approximately $2 million and $9 million for the three-month and nine-month periods ended August 27, 2023, respectively. The increase in operating income for the three-month and nine-month periods ended was primarily due to higher net revenues in the current year as compared to the prior year as well as lower SG&A expenses as a percentage of revenue.
Other Brands.   Currency translation did not have a significant impact for the three-month and nine-month periods ended August 27, 2023. The decrease in operating income for the three-month period ended was primarily due to higher SG&A expenses as a percent of revenue, partially offset by the increase in revenue. The decrease in operating income for the nine-month period ended was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue as compared to the prior year, partially offset by higher net revenues.
Restructuring charges, net.   Currency translation did not have a significant impact for the three-month and nine-month periods ended August 27, 2023. The increase in restructuring charges, net for the three-month and nine-month periods ended August 27, 2023 is primarily due to the recognition of severance and other post-employment benefits.
Corporate.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin. Currency translation had an unfavorable impact of approximately $2 million for the three-month period and a favorable impact of approximately $6 million for the nine-month period ended August 27, 2023, respectively.
The increase in corporate expenses for the three-month and nine-month periods ended August 27, 2023 is primarily due to impairment of IT assets of $9.8 million incurred in the current year as compared to the prior year. Additionally, the nine-month period ended August 27, 2023 includes $24.9 million in charges related to the impairment of capitalized internal-use software, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis as compared to the three-month and nine-month periods ended August 28, 2022, which include $60.4 million in impairment and other related charges recognized at the onset of the Russia-Ukraine crisis.
Impairment charges.   For the three-month and nine-month periods ended August 27, 2023, we recognized impairment charges of $90.2 million related to the Beyond Yoga acquisition. The impairment charge is composed of a $75.4 million impairment in goodwill and a $14.8 million impairment in the trade name intangible asset. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions as well as an increase in discount rates.
Interest expense
Interest expense was $11.5 million and $35.4 million for the three-month and nine-month periods ended August 27, 2023, respectively, as compared to $7.7 million and $16.3 million for the comparable prior-year periods. The increase is primarily due to the outstanding revolver borrowings during the nine-month period ended August 27, 2023, resulting in additional $1.2 million in interest expense. In addition, the increase is related to the inclusion of $2.1 million and $13.5 million of gains related to the change in the value of the deferred compensation plans for the three-month and nine-month periods in the prior year. Effective as of the beginning of the current fiscal year, the impact of changes in the value of the deferred compensation plans have been classified as Other (expense) income, net.
Our weighted-average interest rate on average borrowings outstanding during the three-month and nine-month periods ended August 27, 2023 was 4.35% and 4.24%, respectively, as compared to 3.93% and 3.92%, during the comparable periods in 2022.

Other (expense) income, net
For the three-month and nine-month periods ended August 27, 2023, we recorded Other expense of $26.7 million and $38.1 million, respectively, as compared to Other expense of $5.2 million and Other income of $16.7 million for the same prior-year periods. The increase in net expense recognized was primarily due to the recognition of $19.0 million pension settlement loss, as well as $10.2 million and $38.5 million for the three-month and nine-month periods, respectively, of foreign currency transaction losses in comparison to transaction gains of $10.9 million and $17.4 million, respectively, in prior year. The prior-year nine-month period included the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government.
Income tax expense
The Company’s effective income tax rate was 386.6% for the three months ended August 27, 2023, compared to 7.2% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily driven by the foreign-derived intangible income deduction on a proportion to losses before income taxes. The effective tax rate for the three months ended August 28, 2022 was primarily driven by lower tax benefit from foreign derived intangible income deduction as a proportion to earnings before income tax.
The Company's effective income tax rate was 4.5% for the nine months ended August 27, 2023, compared to 17.9% for the same prior-year period. The decrease in the effective tax rate was primarily driven by higher tax benefit in the current year from foreign-derived intangible income deduction as a proportion to earnings before income tax as compared to prior year.

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
As of August 27, 2023, we had $25.0 million in borrowings under the Credit Facility. Unused availability under the facility was $840.9 million as our total availability of $858.2 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $17.3 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $294.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.1 billion. Of our $294.5 million in cash and cash equivalents, approximately $212.4 million was held by foreign subsidiaries.
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
During the nine months ended August 27, 2023, we repurchased 0.5 million shares for $8.1 million, plus broker’s commissions, in the open market during the first quarter. We did not repurchase shares during the three months ended August 27, 2023. During the three and nine months ended August 28, 2022, we repurchased 1.5 million and 6.5 million shares for $26.4 million and $137.9 million, plus broker’s commissions, respectively, in the open market.
In October 2023, a cash dividend of $0.12 per share was declared to holders of record of our Class A and Class B common stock at the close of business on October 26, 2023. The cash dividend will be payable on November 9, 2023, for a total quarterly dividend of approximately $48 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 27, 2023	August 28, 2022

	(Dollars in millions)
Cash provided by operating activities	$176.6	$210.3
Cash used for investing activities	(160.9)	(227.1)
Cash used for financing activities	(139.1)	(287.7)
Cash and cash equivalents at period end	294.5	498.9
Cash flows from operating activities
Cash provided for operating activities was $176.6 million for the nine-month period ended August 27, 2023, as compared to $210.3 million for the comparable period in 2022. The decrease in cash from operating activities is primarily driven by higher spending on SG&A expenses, and lower collections on trade receivables, partially offset by lower spending on inventory and employee incentives.
Cash flows from investing activities
Cash used for investing activities was $160.9 million for the nine-month period ended August 27, 2023, as compared to $227.1 million for the comparable period in 2022. The decrease in cash used for investing activities is primarily due to higher net proceeds from short-term investments and foreign exchange contracts, partially offset by higher capital expenditures.
Cash flows from financing activities
Cash used for financing activities was $139.1 million for the nine-month period ended August 27, 2023, as compared to $287.7 million for the comparable period in 2022. Cash provided in 2023 primarily reflects proceeds from the senior revolving credit facility of $200.0 million, partially offset by subsequent repayment of $175.0 million, and dividend payments of $142.9 million. Cash used in 2022 primarily reflects common stock repurchases of $140.7 million and dividend payments of $127.0 million.
Indebtedness
Of our total debt of $1.0 billion as of August 27, 2023, we had fixed rate debt of $1.0 billion (97.6% of total debt), net of capitalized debt issuance costs and variable rate debt of $25.0 million (2.4% of total debt). As of August 27, 2023, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $14.5 million at various foreign subsidiaries and $25.0 million under the Credit Facility are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 27, 2023.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin, Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
We define the following non-GAAP measures as follows:

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Gross profit	Adjusted gross profit	Gross profit excluding COVID-19 and acquisition related inventory costs
Gross margin	Adjusted gross margin	Adjusted gross profit as a percentage of net revenues
Selling, general and administration (“SG&A”) expenses	Adjusted SG&A
SG&A expenses excluding changes in fair value on cash-settled stock-based compensation, COVID-19 related charges, acquisition and integration related charges, impairment charges and early lease termination gains, net and restructuring and restructuring related charges, severance and other, net.

SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income	Adjusted EBIT
Net income excluding income tax (benefit) expense, interest expense, other expense (income), net, loss on early extinguishment of debt, impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, impairment charges and early lease termination gains, net, goodwill and other intangible asset impairment charges, and restructuring and restructuring related charges, severance and other, net.

Net income margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income	Adjusted net income
Net income excluding charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, net, acquisition and integration related charges, impairment charges and early lease termination gains, net, goodwill and other intangible asset impairment charges, restructuring and restructuring related charges, severance and other, net, pension settlement loss, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Cuts and Jobs Act ("Tax Act"), adjusted to give effect to the income tax impact of such adjustments.

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

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Gross profit	$839.5	$862.9	$2,566.0	$2,661.5

Non-GAAP measure:
Gross profit	$839.5	$862.9	$2,566.0	$2,661.5
COVID-19 related inventory costs	—	—	—	1.4
Acquisition related charges(1)	—	—	—	2.0
Adjusted gross profit	$839.5	$862.9	$2,566.0	$2,664.9

Gross margin	55.6%	56.9%	56.6%	58.1%
Adjusted gross margin	55.6%	56.9%	56.6%	58.2%
_____________
(1)Acquisition related charges include the inventory markup above historical carrying value associated with the Beyond Yoga acquisition.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$714.5	$663.8	$2,273.7	$2,140.4

Non-GAAP measure:
Selling, general and administrative expenses	$714.5	$663.8	$2,273.7	$2,140.4
Impact of changes in fair value on cash-settled stock-based compensation	—	—	—	(0.6)
COVID-19 related charges	—	—	—	(3.9)
Acquisition and integration related charges	(1.3)	(1.5)	(3.8)	(4.6)
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(1)	(9.8)	7.6	(24.7)	(31.9)
Restructuring and restructuring related charges, severance and other, net(2)	(1.7)	5.5	(33.8)	(5.2)
Adjusted SG&A	$701.7	$675.4	$2,211.4	$2,094.2

SG&A margin	47.3%	43.8%	50.1%	46.7%
Adjusted SG&A margin	46.4%	44.5%	48.7%	45.7%
_____________
(1)For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis, and $3.7 million of impairment related to other discontinued projects.
For the three-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $4.1 million of property, plant and equipment and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(2)For the three-month and nine-month periods ended August 27, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and nine-month periods ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$9.6	$172.9	$122.7	$418.5	$273.3	$571.4

Non-GAAP measure:
Net income	$9.6	$172.9	$122.7	$418.5	$273.3	$571.4
Income tax (benefit) expense	(13.0)	13.3	5.9	91.4	(5.0)	105.3
Interest expense	11.5	7.7	35.4	16.3	44.8	27.8
Other expense (income), net	26.7	5.2	38.1	(16.7)	26.0	(14.9)
Loss on early extinguishment of debt	—	—	—	—	—	6.2
Impact of changes in fair value on cash-settled stock-based compensation	—	—	—	0.6	—	1.4
COVID-19 related inventory costs and other charges	—	—	—	5.3	—	11.9
Acquisition and integration related charges(1)	1.3	1.5	3.8	6.6	5.2	14.3
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(2)	9.8	(7.6)	24.7	31.9	14.4	31.9
Goodwill and other intangible asset impairment charges(3)	90.2	—	90.2	11.6	90.2	11.6
Restructuring and restructuring related charges, severance and other, net(4)	1.7	(5.5)	33.8	5.2	48.0	6.3
Adjusted EBIT	$137.8	$187.5	$354.6	$570.7	$496.9	$773.2
Depreciation and amortization(5)	41.6	39.2	118.8	114.7	158.6	151.5
Adjusted EBITDA	$179.4	$226.7	$473.4	$685.4	$655.5	$924.7

Net income margin	0.6%	11.4%	2.7%	9.1%
Adjusted EBIT margin	9.1%	12.4%	7.8%	12.5%
_____________
(1)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(2)For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis, and $3.7 million of impairment related to other discontinued projects.

For the three-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $4.1 million of property, plant and equipment and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(3)For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga reporting unit goodwill and $14.8 million related to the Beyond Yoga trademark.
(4)For the three-month and nine-month periods ended August 27, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and nine-month periods ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
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

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$9.6	$172.9	$122.7	$418.5

Non-GAAP measure:
Net income	$9.6	$172.9	$122.7	$418.5
Impact of changes in fair value on cash-settled stock-based compensation	—	—	—	0.6
COVID-19 related inventory costs and other charges, net(1)	—	—	—	(7.2)
Acquisition and integration related costs(2)	1.3	1.5	3.8	6.6
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(3)	9.8	(7.6)	24.7	31.9
Goodwill and other intangible asset impairment charges(4)	90.2	—	90.2	11.6
Restructuring and restructuring related charges, severance and other, net(5)	1.7	(5.5)	33.8	5.2
Pension settlement loss(6)	19.0	—	19.0	—
Tax impact of adjustments(7)	(19.6)	0.1	(32.2)	0.1
Adjusted net income	$112.0	$161.4	$262.0	$467.3

Net income margin	0.6%	11.4%	2.7%	9.1%
Adjusted net income margin	7.4%	10.6%	5.8%	10.2%
_____________
(1)Represents costs incurred in connection with COVID-19. For the nine-month period ended August 28, 2022, the net reduction primarily reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(3)For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis, and $3.7 million of impairment related to other discontinued projects.
For the three-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $4.1 million of property, plant and equipment and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(4)For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga reporting unit goodwill and $14.8 million related to the Beyond Yoga trademark.
(5)For the three-month and nine-month periods ended August 27, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and nine-month periods ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
(6)For the three-month and nine-month periods ended August 27, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Charges associated with the Russia-Ukraine crisis are non-deductible and therefore have not been tax effected. The tax impact of the Beyond Yoga impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga impairment charges, the effective tax rate for the three and nine months ended August 27, 2023 is approximately 10% and 13%, respectively.
Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share	$0.02	$0.43	$0.31	$1.03

Non-GAAP measure:
Diluted earnings per share	$0.02	$0.43	$0.31	$1.03
COVID-19 related inventory costs and other charges, net(1)	—	—	—	(0.02)
Acquisition and integration related costs(2)	—	—	0.01	0.02
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(3)	0.03	(0.02)	0.06	0.08
Goodwill and other intangible asset impairment charges(4)	0.22	—	0.22	0.03
Restructuring and restructuring related charges, severance and other, net(5)	—	(0.01)	0.08	0.01
Pension settlement loss(6)	0.05	—	0.05	—
Tax impact of adjustments(7)	(0.04)	—	(0.08)	—
Adjusted diluted earnings per share	$0.28	$0.40	$0.65	$1.15
_____________
(1)Represents costs incurred in connection with COVID-19. For the nine-month period ended August 28, 2022, the net reduction primarily reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value, as well as SG&A expenses associated with the Beyond Yoga acquisition.
(3)For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis, and $3.7 million of impairment related to other discontinued projects.
For the three-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net includes a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis. For the nine-month period ended August 28, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $4.1 million of property, plant and equipment and $35.4 million of certain store right-of-use assets, net of a $7.6 million gain on the early termination of store leases related to the Russia-Ukraine crisis.
(4)For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga reporting unit goodwill and $14.8 million related to the Beyond Yoga trademark.
(5)For the three-month and nine-month periods ended August 27, 2023, restructuring and restructuring related charges, severance, and other, net primarily relates to restructuring charges and other executive severance and separation charges. Costs associated with the wind-down of the Russia business and other transaction and deal related costs are also included.
For the three-month and nine-month periods ended August 28, 2022, restructuring and restructuring related charges, severance and other, net includes $5.6 million of charges related to the Russia-Ukraine crisis. Other, net includes transaction and deal related costs.
(6)For the three-month and nine-month periods ended August 27, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. Charges associated with the Russia-Ukraine crisis are non-deductible and therefore have not been tax effected. The tax impact of the Beyond Yoga impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga impairment charges, the effective tax rate for the three and nine months ended August 27, 2023 is approximately 10% and 13%, respectively.

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

	August 27, 2023	November 27, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Total debt, excluding finance leases	$1,044.1	$996.2

Non-GAAP measure:
Total debt, excluding finance leases	$1,044.1	$996.2
Cash and cash equivalents	(294.5)	(429.6)
Short-term investments in marketable securities	—	(70.6)
Net debt	$749.6	$496.0

The following table presents a reconciliation of total debt, excluding finance leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	August 27, 2023	August 28, 2022

	(Dollars in millions)
	(Unaudited)
Total debt, excluding finance leases	$1,044.1	$971.8
Last Twelve Months Adjusted EBITDA(1)	$655.5	$924.7
Leverage ratio	1.6	1.1
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

	Three Months Ended		Nine Months Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$51.2	$64.4	$176.6	$210.3
Net cash used for investing activities	(79.4)	(91.9)	(160.9)	(227.1)
Net cash used for financing activities	(145.0)	(70.6)	(139.1)	(287.7)

Non-GAAP measure:
Net cash provided by operating activities	$51.2	$64.4	$176.6	$210.3
Purchases of property, plant and equipment	(72.4)	(76.3)	(259.0)	(196.8)
Adjusted free cash flow	$(21.2)	$(11.9)	$(82.4)	$13.5

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
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact, which primarily include the realized and unrealized gains and losses recognized from the measurement and remeasurement of purchases and sales of products in a currency other than the functional currency. Additionally, gross margin and Adjusted gross margin are impacted by gains and losses related to the procurement of inventory, primarily products sourced in U.S. Dollars, by our global sourcing organization on behalf of our foreign subsidiaries.
Constant-Currency Net Revenues
The table below sets forth the calculation of net revenues on a constant-currency basis for the comparison period applicable to the three-month and nine-month periods ended August 27, 2023:

	Three Months Ended			Nine Months Ended
	August 27, 2023	August 28, 2022	% Increase (Decrease)	August 27, 2023	August 28, 2022	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,511.0	$1,517.2	(0.4)%	$4,536.7	$4,579.9	(0.9)%
Impact of foreign currency exchange rates	—	23.9	*	—	(24.7)	*
Constant-currency net revenues	$1,511.0	$1,541.1	(2.0)%	$4,536.7	$4,555.2	(0.4)%

Americas
As reported	$766.7	$805.1	(4.8)%	$2,198.6	$2,347.0	(6.4)%
Impact of foreign currency exchange rates	—	15.0	*	—	22.1	*
Constant-currency net revenues - Americas	$766.7	$820.1	(6.5)%	$2,198.6	$2,369.1	(7.2)%

Europe
As reported	$384.1	$390.3	(1.6)%	$1,200.5	$1,226.8	(2.1)%
Impact of foreign currency exchange rates	—	17.1	*	—	(0.8)	*
Constant-currency net revenues - Europe	$384.1	$407.4	(5.7)%	$1,200.5	$1,226.0	(2.1)%

Asia
As reported	$246.5	$220.6	11.7%	$797.7	$700.9	13.8%
Impact of foreign currency exchange rates	—	(11.1)	*	—	(49.2)	*
Constant-currency net revenues - Asia	$246.5	$209.5	17.6%	$797.7	$651.7	22.4%

Other Brands
As reported	$113.7	$101.2	12.4%	$339.9	$305.2	11.4%
Impact of foreign currency exchange rates	—	2.9	*	—	3.2	*
Constant-currency net revenues - Other Brands	$113.7	$104.1	9.3%	$339.9	$308.4	10.2%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison period applicable to the three-month and nine-month periods ended August 27, 2023.

	Three Months Ended			Nine Months Ended
	August 27, 2023	August 28, 2022	% (Decrease)	August 27, 2023	August 28, 2022	% (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$137.8	$187.5	(26.5)%	$354.6	$570.7	(37.9)%
Impact of foreign currency exchange rates	—	6.9	*	—	0.9	*
Constant-currency Adjusted EBIT	$137.8	$194.4	(29.1)%	$354.6	$571.6	(38.0)%

Adjusted EBIT margin	9.1%	12.4%	(26.6)%	7.8%	12.5%	(37.6)%
Impact of foreign currency exchange rates	—	0.2	*	—	—	*
Constant-currency Adjusted EBIT margin(2)	9.1%	12.6%	(27.8)%	7.8%	12.5%	(37.6)%
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
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison period applicable to the three-month and nine-month periods ended August 27, 2023.

	Three Months Ended			Nine Months Ended
	August 27, 2023	August 28, 2022	% (Decrease)	August 27, 2023	August 28, 2022	% (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income (1)	$112.0	$161.4	(30.6)%	$262.0	$467.3	(43.9)%
Impact of foreign currency exchange rates	—	6.1	*	—	3.2	*
Constant-currency Adjusted net income	$112.0	$167.5	(33.1)%	$262.0	$470.5	(44.3)%
Constant-currency Adjusted net income margin(2)	7.4%	10.9%		5.8%	10.3%

Adjusted diluted earnings per share	$0.28	$0.40	(30.0)%	$0.65	$1.15	(43.5)%
Impact of foreign currency exchange rates	—	0.02	*	—	0.01	*
Constant-currency Adjusted diluted earnings per share	$0.28	$0.42	(33.3)%	$0.65	$1.16	(44.0)%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 27, 2023, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2022 Annual Report on Form 10-K.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report, including (without limitation) statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
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
•consequences of impacts to the businesses of our wholesale customers, including significant store closures or a significant decline in a wholesale customer’s financial condition leading to restructuring actions, bankruptcies, liquidations or other unfavorable events for our wholesale customers, caused by factors such as, among other things, inability to secure financing, decreased discretionary consumer spending, inconsistent foot and online traffic patterns and an increase in promotional activity as a result of decreased foot and online traffic, pricing fluctuations, general economic and financial conditions and changing consumer preferences;
•our and our wholesale customers’ decisions to modify strategies and adjust product mix and pricing, and our ability to manage any resulting product transition costs, including liquidating inventory or increasing promotional activity;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of August 27, 2023. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 27, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended August 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
May 29, 2023 - July 2, 2023	—	$—	—	$680,434,314
July 3, 2023 - July 30, 2023	—	$—	—	$680,434,314
July 31, 2023 - August 27, 2023	—	$—	—	$680,434,314
Total	—	$—	—
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
During the third quarter of 2023, there were no shares repurchased. Share repurchase authority was $680.4 million as of September 28, 2023.
(2)The average price paid per share excludes any broker commissions.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the three months ended August 27, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Elizabeth O’Neill Chief Operations Officer	Terminate(1)	July 21, 2023	February 10, 2023 - February 1, 2024	Y	See footnote(2)
Elizabeth O’Neill Chief Operations Officer	Adopt(1)	July 21, 2023	July 21, 2023 - February 1, 2024	Y	See footnote(2)
_____________
* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).
(1)Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written trading arrangement adopted on February 10, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)Trading arrangement provides for the sale of 38,975 shares of Class A common stock owned by Ms. O’Neill and shares of Class A common stock that will be received by Ms. O’Neill in connection with the exercise of 130,233 stock appreciation rights (“SARs"). The actual number of shares of our Class A common stock that will be received by Ms. O’Neill in connection with the exercise of the SARs and sold pursuant to the trading arrangement is not yet determinable as (1) it will be based on the difference between the share price of our Class A common stock and the SAR exercise price on the date of exercise and (2) it will be further reduced by shares withheld by the Company to cover the cost of taxes due upon exercise. The trading arrangement is in accordance with our securities trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/21/2023
10.1*	Employment Offer Letter between Registrant and Dave Jedrzejek, effective June 1, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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
*    Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 5, 2023		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)