Form 10-K
period 2023-11-26
LEVI STRAUSS & CO
filed 2024-01-25
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 26, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of May 26, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,326,363,762 based on the closing price reported for such date on the New York Stock Exchange.
As of January 19, 2024, the registrant had 102,527,860 shares of Class A common stock, $0.001 par value per share and 295,453,345 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 26, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report, including (without limitation) statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
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
•our ability to achieve anticipated operating model optimization, simplified processes and cost savings from our global productivity initiative;
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
•the impact of pending legal proceedings; and
•statements preceded by, followed by or that include the words "believe", "will", "will be", "will continue", "will likely result", "may", "predicts", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "could", "plans", "seeks", "aim" and similar expressions.
These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. For more information, see "Summary of Risks Affecting our Business" below and "Risk Factors" in Part I, Item 1A on this Annual Report. Actual results could differ materially from those discussed below and in our other filings with the Securities and Exchange Commission. These risks and uncertainties, including those disclosed in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements.
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
As used herein, "Levi Strauss", "Levi", "Levi’s”, "the company", "the Company", "we", "us", "our" and similar terms include Levi Strauss & Co. and its subsidiaries, unless the context indicates otherwise.

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
The summary of risks affecting our business includes:
•global economic conditions have had, and will likely continue to have, an adverse effect on our business, operating results and financial condition;
•Public health crises and a future outbreak of a highly infectious or contagious disease, pandemic or epidemic, including the COVID-19 pandemic, have had and could in the future have an adverse effect on our business and results of operations;
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
•our business is subject to risks associated with sourcing and manufacturing overseas, including transportation disruptions or a global trade war, and changes in laws or regulation, including in tax policy or trade regulations or imposition of new tariffs, could adversely impact our business and results of operations;
•the loss of high-quality employees or the failure to attract, onboard and retain key personnel or maintain our workplace culture, could harm our business;
•many of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations;
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
•the dual class structure of our common stock concentrates voting control with descendants of the family of Levi Strauss, who have the ability to control the outcome of matters submitted for stockholder approval, which will limit your ability to influence corporate matters and may depress the trading price of our Class A common stock; and
•environmental, social and governance practices could result in additional costs, and could adversely impact our reputation, consumer perception, employee retention, and willingness of third parties to do business with us.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts (including our Investor Relations page at http://investors.levistrauss.com). We also use the following social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended:

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
Our Global Reach
Our products are sold in more than 110 countries. We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American”, we derived over half of our net revenues from outside the United States in fiscal year 2023.
Our products are sold in over 45,000 retail locations worldwide, including approximately 3,200 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores have traditionally been the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through our global digital business, which includes our company-operated e-commerce sites as well as the online businesses of our wholesale customers, including those of traditional wholesalers as well as pure-play (online-only) wholesalers. Beyond Yoga® products are sold in the United States primarily through specialty retailers, pure-play wholesalers, brand-dedicated company-operated retail stores and a company-operated brand dedicated e-commerce site. We distribute Signature by Levi Strauss & Co.™ and Denizen® brand products primarily through mass channel retailers in the Americas, including the e-commerce sites operated by some of our key wholesale customers and other pure-play customers.
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
We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Levi Strauss and other issuers that file electronically with the SEC.
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
The following three “where to play” choices serve as our strategic framework for what we intend to achieve:
•Brand Led: Our brands are authentic, original and loved by consumers the world over. We plan to continue elevating and strengthening all of our brands through integrating product, design, positioning, marketing and consumer experience to ensure they are the “Center of Culture”. We will drive growth in women's and tops through a sharpened focus on denim dressing and denim lifestyle, building end-to-end capability in key lifestyle apparel categories beyond jeans. We believe these actions will strengthen loyalty with our existing fans while also creating new lifelong ones.
•DTC First: We believe our direct-to-consumer (“DTC”) channels allow us to showcase the fullest expression of our brands and drive category diversification while also enhancing connections with the consumer. As a result, we plan to continue building a harmonized omni-channel marketplace where each channel reinforces the other, driving consumer engagement and increasing their satisfaction. This requires increased investments in our stores, expanding our brick-and-mortar retail footprint with a focus on mainline expansion, technology to win with the consumer and our people, and enhancing our in-store, ecommerce and omni-channel capabilities to further elevate the shopping experience. In addition to our DTC initiatives, we will also focus on our wholesale channel, partnering with customers that are focused on delivering high quality results and service to our consumers, while also elevating our Levi’s® brand.
•Further Diversify our Portfolio: We plan to accelerate growth in international markets, with a focus on high-growth markets. We plan to achieve growth expectations in under-penetrated parts of our business such as tops and women's, expanding our addressable market.
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
Our ability to deliver our long term goals assumes no significant worsening of inflationary pressures, supply chain disruptions, foreign currency impacts and the impact of geopolitical conflict. If any of these impacts change significantly, the timing of when we achieve our long term goals will be affected.
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

Our Brands and Products
We offer a broad range of products including jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants, dress pants and activewear – represented 68%, 67% and 67% of our total units sold in fiscal years 2023, 2022 and 2021, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 26%, 26% and 25% of our total units sold in fiscal years 2023, 2022 and 2021, respectively. The remainder of our products are footwear and accessories. Men's products generated 64%, 65% and 65% of our net revenues in fiscal years 2023, 2022 and 2021, respectively. Women's products generated 34%, 33% and 33% of our net revenues in fiscal years 2023, 2022 and 2021, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 39%, 38%, and 37% of our net revenues in fiscal years 2023, 2022 and 2021, respectively.
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
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. In 2023, we celebrated the 150th anniversary of the 501® jean. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net revenues globally in fiscal years 2023, 2022 and 2021. We offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 87% of our net revenues in each of the fiscal years 2023, 2022 and 2021, respectively, approximately half of which were generated in our Americas segment in each of these years.
Signature by Levi Strauss & Co.™ and Denizen® Brands
In addition to our Levi's® brand, we offer the Signature by Levi Strauss & Co.™ and Denizen® brands, which are focused on value-conscious consumers who seek quality craftsmanship and great fit and style at affordable prices. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Signature by Levi Strauss & Co.™ brand through the mass retail channel primarily in the United States and Canada. The Signature by Levi Strauss & Co.™ was introduced in 2003. The Denizen® brand was introduced in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes. The Denizen® brand is sold through wholesale accounts primarily within the United States.
Our Signature by Levi Strauss & Co.™ and Denizen® brand products collectively accounted for 5%, 6% and 8% of our net revenues in fiscal years 2023, 2022 and 2021, respectively.
Dockers® Brand
Founded in 1986, the Dockers® brand sparked a revolution in the way millions of men dressed around the world, shifting from the standard issue suit to a more casual look. Today, the Dockers® brand continues to be the authority on khaki and offers a wide range of apparel and accessories, for men and women, with no compromises in quality – always superior comfort and versatile style. While the brand remains focused on the classic khaki style and its founding principles, Dockers® has evolved its offerings to include more variety and appeal to a broader set of shoppers in both their professional and personal lives. There are approximately 100 company-operated retail stores – predominately in the south of Europe and Latin America. Of the 36 new stores opened in fiscal year 2023, two are in the U.S. and the remaining international.
Our Dockers® brand products accounted for 5% of our net revenues in each of the fiscal years 2023, 2022 and 2021 and are sold in more than 50 countries.

Beyond Yoga® Brand
Our Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. Beyond Yoga® was founded in 2005 to promote body positivity, honoring and celebrating every body from XXS-4X. The brand produces clothing that fosters well-being in luxuriously soft, no-hassle care fabrics for styles that keep up with the toughest workouts and beyond. Beyond Yoga® is about more than just comfort and performance; the brand has created an inclusive community centered on body positivity, the celebration of diversity, and giving back to causes in which it believes. The company is female-founded, female-run and nearly 90% female-led. The brand has six total stores with a majority of openings happening within 2023, including its first door outside of California located in Chicago. We acquired the Beyond Yoga® brand in the fourth quarter of 2021.
Our Beyond Yoga® brand products accounted for 2% of our net revenues in both fiscal year 2023 and fiscal year 2022.
Licensing
The appeal of our brands across consumer groups and our global reach enable us to license our Levi's® and Dockers® trademarks for a variety of product categories in multiple markets globally, including footwear, belts, wallets, bags, outerwear, sweaters, dress shirts, kidswear, sleepwear and hosiery. Licensing accounted for 1%, 1% and 2% of our total net revenues in fiscal years 2023, 2022 and 2021, respectively.
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
We seek to make our products available where consumers shop, providing both in-store and online shopping experiences, as well as offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers totaled 28%, 31% and 32% of our net revenues in fiscal years 2023, 2022, and 2021, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 550 of these shop-in-shops as of November 26, 2023.
Dedicated Stores and E-commerce Sites
We believe retail stores dedicated to our brands are important for the growth, visibility, availability and commercial success of our brands, and they are an increasingly important part of our “DTC First” strategy. Our brand-dedicated stores are either operated by us or by independent third parties such as franchisees. In addition to the dedicated stores, we maintain brand-dedicated e-commerce sites that sell products directly to consumers.
Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 29%, 26% and 25% of our net revenues in fiscal years 2023, 2022 and 2021, respectively. As of November 26, 2023, we had 1,172 company-operated stores located in 37 countries. The majority of the stores are dedicated to the Levi's® brand, with 412 stores in the Americas, 291 stores in Europe, and 366 stores in Asia. We had 97 Dockers® brand-dedicated stores globally and we opened six Beyond Yoga® stores during the year. During 2023, we added 152 company-operated stores and closed 69 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,200 of these stores as of November 26, 2023, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 120 of these shop-in-shops were operated by third parties as of November 26, 2023.

E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com, www.dockers.com and www.beyondyoga.com, that sell products directly to consumers across multiple markets around the world. These sites represented 9%, 7% and 8% of total net revenues in fiscal years 2023, 2022 and 2021, respectively; and 20%, 19% and 21% of DTC channel net revenues in fiscal years 2023, 2022 and 2021, respectively.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2023, our net revenues in the first, second, third and fourth quarters represented 27%, 22%, 24% and 27%, respectively, of our total net revenues for the year. In fiscal year 2022, our net revenues in the first, second, third and fourth quarters represented 26%, 24%, 24% and 26%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2023, 2022 and 2021 each included one Black Friday.
We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal years 2023, 2022 and 2021 were 52-week years, ending on November 26, 2023, November 27, 2022 and November 28, 2021, respectively. Each quarter of fiscal years 2023, 2022 and 2021 consisted of 13 weeks. The fourth quarter of 2024 will consist of 14 weeks and end on December 1, 2024.
The level of our working capital reflects the seasonality of our business and varies throughout the year to support our seasonal and holiday revenue patterns as well as business trends.
Effects of Inflation
Inflationary pressures negatively impacted our net revenues, operating margins and net income in fiscal years 2022 and 2023, including increased costs of labor, products, and beginning in July 2022, a slowdown in consumer demand for our products. We implemented price increases on many of our products in the latter half of 2022 to mitigate the effect of higher costs. If these inflationary pressures continue, our revenue, operating margins and net income will be impacted in 2024. For more information regarding risks we face with respect to inflation, see “Item 1A – Risk Factors”.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand and Dockers® brand as the definitive khaki. We continually strengthen our portfolio of brands and our positioning at the center of popular culture with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, and selective collaborations with key influencers, integrating ourselves with significant cultural events, and on-the-ground efforts such as street-level events and similar targeted “viral” marketing activities. We also connect with sport and music fans across the world, including through the naming rights to the stadium for the San Francisco 49ers, which we secured in 2013.
We are focused on strengthening our brands globally. Through product and communications, our plan is to drive impact and engage the hearts and minds of our consumers while connecting directly and delivering the best experience possible through our DTC channel. In 2023, our Levi’s mobile app continued to achieve increased engagement with monthly active users up throughout the year and we deepened our direct, personalized relationships with our consumers through the expansion of our global loyalty programs. In 2023, we celebrated the 150th anniversary of the 501® jean anchored in a brand campaign called The Greatest Story Ever Worn. The campaign included a Levi’s® 501® Experience, an immersive pop-up in San Francisco, where fans could see everything from the oldest pair of Levi’s® jeans on display to denim worn by pop culture icons, including the Rolling Stones, Lauryn Hill, Leon Bridges, Steve Jobs and Harvey Milk. Throughout the year, we delivered product freshness and innovation to the 501® family, from limited-edition product drops like the reimagined 1873 “XX Waist Overalls” (the Levi’s® brand’s first blue jeans) to mainline product newness with the Men’s 501® ‘54 and the Women’s 501® ‘81 to new innovations like our Plant-Based 501®, a hemp-cotton blend Selvedge 501® and a Circular 501® jean.

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
Sources and availability of raw materials.  The principal fibers used in the majority of our products include cotton, synthetics and man-made cellulosics that are used to produce fabrics of 100% composition or blends. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including the effects of inflation. Current price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause a decrease in our profitability.
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
In fiscal year 2023, we sourced product from independent contract manufacturers located in approximately 32 countries around the world, with no more than 30% sourced from any single country, in line with our updated sourcing strategy for the post-COVID environment. We sourced products in North and South Asia, the Americas, including the United States, Europe and Africa.
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
Logistics.  We use company-operated and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce customers. For more information, see “Item 2 – Properties”.

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
Competition
The global apparel industry is highly competitive and fragmented. It is characterized by low barriers to entry, brands targeted at specific consumer segments, many regional and local competitors, and an increasing number of global competitors. Additionally, the company competes for consumers’ discretionary spend with businesses in other product and experiential categories such as technology, restaurants, travel and media content. Principal competitive factors include:
•anticipating and responding to changing consumer preferences and buying trends in a timely manner, and ensuring product availability at wholesale and DTC channels;
•developing high-quality, innovative products with relevant designs, fits, finishes, fabrics, style and performance features that meet consumer desires and trends;
•maintaining favorable and strong brand name recognition, loyalty and appeal through strong and effective marketing support and consumer intelligence in diverse market segments;
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
•withstanding prolonged periods of adverse economic conditions or business disruptions;
•adapting to changes in technology, including the successful utilization of data analytics, artificial intelligence and machine learning;
•sourcing sustainable and traceable raw materials at cost-effective prices;
•recruiting and retaining employees to operate our retail stores, distribution centers and various corporate functions;
•protecting our intellectual property;
•providing attractive, reliable, secure and user-friendly digital commerce sites;
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
Government Regulations
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. In addition, we are subject to changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change. Compliance with laws, rules and regulations has not had, and is not currently expected to have, a material effect on our capital expenditures, results of operations and competitive position. For more information on the potential impacts of government regulations affecting our business, see “Item 1A – Risk Factors”.

Intellectual Property
We have more than 6,200 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. Substantially all of our global trademarks are owned by Levi Strauss & Co. or its wholly-owned affiliates. We regard our trademarks as one of our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers®, Beyond Yoga® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing nearly 350 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of November 26, 2023, we had 65 issued U.S. patents, 15 issued foreign patents and 48 U.S. patent applications pending. Our patents expire between 2025 and 2042. We also had 29 international and foreign patent applications pending. We will continually assess the ability to patent new intellectual property as we develop technologies that we believe are innovative, such as our F.L.X. technology.
History and Corporate Citizenship
Our story began in San Francisco, California in 1853 as a wholesale dry goods business. We invented the blue jean 20 years later. In 1873, we received a U.S. patent for “waist overalls” with metal rivets at points of strain. The first product line designated by the lot number “501” was created in 1890.
In the 19th and early 20th centuries, our work pants were worn primarily by cowboys, miners and other working men in the western United States. Then, in 1934, we introduced our first jeans for women, and after World War II, our jeans began to appeal to a wider market. By the 1960s, they had become a symbol of American culture, representing a unique blend of history and youth. We opened our export and international businesses in the 1950s and 1960s, respectively. The Dockers® brand helped drive “Casual Friday” in the 1990s and has been a cornerstone of casual menswear for more than 30 years.
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
In 2023, we released our 2022 sustainability goals and progress update report, which included updates and progress against our 16 people- and planet- first goals in areas that together demonstrate the scope and ambition of our work in this space and illustrate our commitment to bettering the world we all share. The goals include targets tied to various areas across our sustainability strategy and collectively reflect our guiding philosophy of profits through principles. Our sustainability strategy centers on three main pillars — climate, consumption, and community. Our climate pillar encompasses environmental impacts, including climate action, water stewardship and biodiversity; our consumption pillar encompasses circular economy, resale and upcycling initiatives, use of sustainable fibers, safer chemicals and waste and plastic reduction; and our community pillar encompasses social and societal impacts, including diversity, equity and inclusion, employee support and development, supply chain transparency, investing in our communities through advocacy and volunteering. Our aim is to continue fortifying each pillar, to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable.
Human Capital Management
As of November 26, 2023, we employed approximately 19,100 people, approximately 9,500 of whom were located in the Americas, 4,500 of whom were located in Europe, and 5,100 of whom were located in Asia. As of such date, approximately 1,600 of our employees were associated with the manufacturing and procurement of our products, 10,200 worked in retail, including seasonal employees, 2,100 worked in distribution and 5,200 were other non-production employees. As of November 26, 2023, approximately 5,300 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Diversity, Equity, and Inclusion. We believe in living our values: originality, empathy, integrity and courage. This means we strive to create a workplace where everyone feels valued, empowered and welcomed to be their authentic selves. We are committed to building a workforce that better represents our consumers while ensuring that every employee feels a true sense of belonging and is as diverse as the communities we serve. This includes improving our representation in our corporate and leadership ranks, ensuring we are an inclusive culture and advocating externally in support of racial justice. In 2023, we launched our second annual diversity, equity and inclusion (“DE&I”) Impact Report. The report reflects our commitment to fully and transparently communicate our progress in making our company more diverse and inclusive. It includes details on our progress, including the hiring and retaining of talented professionals from underrepresented groups and our continued efforts to understand the identities, intersectionalities and experiences of our people across our corporate, retail, distribution centers and plants worldwide.
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
Total Rewards. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These benefits include health and wellness, paid time off, parental leave, employee assistance, competitive pay, career growth opportunities, paid volunteer time, product discounts, and a culture of recognition. Each year, the Compensation and Human Capital Committee conducts a review of our compensation and benefits programs to assess whether the programs are aligned with our business strategies, the competitive practices of our peer companies and our shareholders’ interests.

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
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. In particular, inflationary pressures negatively impacted our net revenues, operating margins and net income in fiscal year 2023. We implemented price increases on many of our products in 2022 in an effort to mitigate some of the effect of higher costs. In 2023, we decreased prices on a subset of these products to abate the impact on consumer demand. If these inflationary pressures continue or incremental price decreases are implemented, our revenue, operating margins and net income will be impacted in fiscal year 2024.
In addition, the following factors attributable to uncertain or deteriorating economic and financial market conditions could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have and in the future may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure and lower gross margins.
•We may be unable to access financing in the credit and capital markets at reasonable rates.
•We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies has had and may in the future have a significant impact on our reported operating results and financial condition. In particular, rapid strengthening of the U.S. Dollar relative to major foreign currencies, including the Euro and British Pound, unfavorably impacted our fiscal year 2023 results. Continued significant fluctuations of foreign currencies against the U.S. Dollar may further negatively impact our financial results, revenue, operating margins and net income.
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
For example, the ongoing conflict between Russia and Ukraine has caused and continues to cause disruption, instability and volatility in global markets. We suspended our business initiatives and the majority of our commercial activity in Russia and Ukraine in the second quarter of 2022, and we deemed the carrying value of certain related long-lived assets to be not recoverable. As of the end of the first quarter of 2023, all of our company-operated stores have closed and substantially all commercial activity in Russia has ceased. The U.S. and foreign government bodies in jurisdictions in which we operate have announced and threatened additional targeted sanctions and export control measures, which have resulted in and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine or particular entities and individuals, including in Belarus. The ongoing impact of these government measures, as well as any further retaliatory actions taken by Russia, the U.S. and foreign government bodies, is uncertain and could adversely affect our business, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. The conflict has caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions, the exclusion of Russian financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures, supply chain and logistics disruptions and heightened cybersecurity threats. Although our operations in Russia were not significant, the conflict has resulted in broader economic and security concerns, including in other geographies, which has adversely affected and may continue to adversely affect our business, financial condition or results of operations.
Although our operations in the region are not significant, the recent crisis related to the Israel-Hamas war is also a source of uncertainty. The conflict could grow and bring about disruption, instability and volatility in global markets, supply chains and logistics operations, such as recent shipping disruptions in the Red Sea and surrounding waterways, which could in turn adversely affect our business operations and financial performance.
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
Furthermore, due to our global operations, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, privacy, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act. We have put into place policies and procedures for our employees, contractors, and agents aimed at ensuring legal and regulatory compliance. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have an adverse effect on our business.
We may be adversely affected by the financial health of our customers.

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders have in the past and may in the future be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. The ongoing financial uncertainty, particularly for retailers, could also have an effect on our sales, our ability to collect on receivables and our financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters, and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the shipping channels we use, the operations of and the shipping channels used by our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers or vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties’ computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Natural disasters or severe weather events in regions that produce key raw materials or other inputs for our products, may drive up the prices of those raw materials or constrain the availability of raw materials, adversely affecting our cost of goods. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, and the shipping channels we use, as well as the activities of and the shipping channels used by our third-party vendors and other suppliers, manufacturers, and customers. In addition, the physical changes prompted by climate change could result in changes in regulations, consumer preferences, production capabilities, availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.
We believe the diversity of locations in which we operate, our operational size, disaster recovery, business continuity planning and information technology systems and networks, including the Internet and third-party services position us well, but may not be sufficient for all or for concurrent eventualities. If we were to experience a local or regional disaster or other business continuity event or concurrent events, we could still experience operational challenges, depending upon how a local or regional event may affect our human capital across our operations or regarding particular aspects of our operations, such as key executive officers or personnel. For example, our global headquarters is located in California near major geologic faults that have experienced earthquakes in the past. Further, if we are unable to find alternative suppliers or shipping channels, replace capacity at key manufacturing or distribution locations or quickly repair damage to our information technology systems and networks, including the Internet and third-party services, or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
Public health crises and a future outbreak of a highly infectious or contagious disease, pandemic or epidemic, including the COVID-19 pandemic, have had and could in the future have an adverse effect on our business and results of operations.

The COVID-19 pandemic negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had an adverse impact on our business and financial performance, including: the temporary closing of our corporate office and other facilities; the temporary closing a significant number of our stores globally, particularly in China; the temporary or permanent closing of the stores of many of our customers, including significant customers in our wholesale and franchise distribution channels, and a resulting decrease in revenues; a decrease in foot traffic to our and our customers’ stores; a decrease in consumer spending, consumer confidence and sales of our products; vessel, container and other transportation shortages; labor shortages; port congestion globally; and other supply chain and logistics disruptions. Despite the availability of COVID-19 vaccines, the pandemic continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus, and it may continue to adversely impact and cause disruptions to our business in the future.
A future pandemic, including the emergence of new COVID-19 variants, poses a risk to our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. The extent of the impact of a pandemic or other health crisis on our business will depend on several factors, including the duration, spread and severity of the pandemic or health crisis, which are uncertain and cannot be predicted, and on the requirements to take action to help limit the spread of the illness and the availability, widespread distribution and acceptance of vaccines and treatments for the pandemic.
Other factors that could negatively affect our business, operations and financial performance in the future and prevent us, our employees, customers, vendors and manufacturers from conducting business activities for an indefinite period of time during a pandemic, epidemic, health crisis or any future outbreak of any highly infectious or contagious disease, include, but are not limited to:
•government mandates, guidance or recommendations regarding future shutdowns or closure requirements;
•other future operational restrictions and delays;
•any recession or inflationary pressures, resulting directly or indirectly, from the pandemic;
•delays in inventory orders and, in turn, delays in deliveries to our wholesale customers and a decrease in availability in our company-operated stores and e-commerce sites;
•a decrease in productivity or other disruptions in our business due to our hybrid work from home policy;
•an increased reliance by those working offsite on residential communication networks and internet providers, which may be more susceptible to service interruptions and cyberattacks and, thus, could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity;
•a disruption, including a worker shortage, in or the temporary or permanent closing of the factories that manufacture our products, the distribution centers where we manage our inventory or the operations of our logistics and other service providers;
•a decrease in available raw materials;
•carrier constraints due to an increase in digital sales;
•a future decision by management to restrict operations or close stores to protect the health and safety of our employees, consumers and communities;
•other threats to the health of our employees;
•an increase in health care costs, resulting directly or indirectly, from the pandemic; and
•negative general macroeconomic conditions.
These factors, among others, may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Any significant reduction in consumer visits to, or spending at, our and our customers’ stores caused, directly or indirectly, by COVID-19 or any other pandemic, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending, would result in a loss of sales and profits and, as a result, adversely impact our financial results.
Risks Relating to Our Business and Operations
Our success depends on our ability to maintain the value and reputation of our brands.
Our success depends in large part on the value, overall health and reputation of our brands, which are integral to our business and the implementation of our “Brand Led” strategy for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing, design and merchandising efforts and our ability to provide consistent, high-quality products supported by engaging marketing campaigns. In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns on our digital platforms and through our digital experiences. Our brands and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high-quality products acceptable to our customers and consumers or if we face or mishandle a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our brands, corporate integrity and culture. Negative claims or publicity involving us or our products, the production methods or locations of any of our suppliers or contract manufacturers, consumer data or any of our key employees, endorsers or suppliers could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we, our senior executives and the descendants of the family of our founder, Levi Strauss, may from time to time take positions or make statements on or charitable donations to social issues, including donations to the Levi Strauss Foundation (which is not one of our consolidated entities), that may be unpopular with some consumers or customers, which may result in adverse publicity or impact our ability to attract or retain such consumers or customers, and which could adversely impact our results in certain locations. Adverse publicity, regardless of its accuracy, could undermine consumer confidence in our brands and reduce long-term demand for our products. In addition, actions taken or statements made by recipients of such charitable donations could also seriously harm our brand image with consumers. Any harm to our brands and reputation could adversely affect our business and financial condition.
The appeal of our brands may also depend on the success of our ESG initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain of any effects of climate change as well as diminishing fossil fuel and water resources. Risks related to our ESG initiatives include increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal welfare and land use. Moreover, because of the increased focus from our stakeholders, including consumers, employees and investors, and more recently regulatory organizations, on corporate ESG practices, including corporate practices related to the causes and impacts of climate change and corporate statements, practices or products related to a variety of social issues, and the rapid evolution of stakeholder expectations and actions with respect to ESG practices and social issues, there is an increased risk of negative public reaction to and public backlash against our initiatives, products or practices related to ESG or other social issues that could have an adverse impact on our image, reputation, business operations and financial results. Risks also include increased pressure and regulatory requirements to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to legal, market, operational and execution costs or risks. The metrics we disclose, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. In addition, as we work to align with the recommendations and requirements of various ratings and disclosure organizations and new and evolving regulations, we will likely expand our disclosures in these areas and, as a result, we may face increased scrutiny related to our ESG activities. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance and growth. We could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosure or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance and growth.
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
Port congestion, inventory delays, labor shortages, storage and process capacity pressures, and aging technology within our U.S. distribution centers have impacted our ability to service consumer and wholesale customer demand during fiscal year 2023. We expect these disruptions to continue in the future due, in part, to a shortage of labor to work in our distribution centers, aging technology and a driver shortage in primarily the United States and Europe. Elevated inventory levels, combined with the uneven flow of receipts and shipments, could cause further capacity pressures within our U.S. distribution centers, resulting in higher costs and limiting our ability to fulfill our consumers’ and wholesale customers’ demand. In the event these supply chain disruptions continue, particularly if they are longer or are more severe than we anticipate, our business, operating results and financial condition may be adversely affected.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 28%, 31% and 32% of our total net revenues in fiscal years 2023, 2022 and 2021, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic, inflationary pressures or recession, such actions are expected to adversely affect our business and financial condition. In addition, competition between our wholesale customers may impact the prices at which they sell our products, thereby impacting the prices at which they are willing to buy products from us. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution.
A decline in the performance or financial condition of a major wholesale customer—including bankruptcy or liquidation—could result in the adverse impact on revenues and cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to our receivables from that customer or limit our ability to collect amounts related to previous purchases by that customer. Permanent store closures and other developments in these proceedings have adversely affected our sales to these customers. We expect additional closures and other developments in these proceedings will likely adversely affect our sales to these customers in the future, even if they continue operations. In addition, store closures, decreased foot traffic, inflationary pressures and recession will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing may have an adverse effect on our business and financial condition.
Our efforts to expand our retail business may not be successful, which could impact our operating results.
One of our key strategic priorities is our “DTC First” strategy, which includes our plan to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, and other brand-dedicated store models. In many locations, we face major, established retail competitors that may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial ongoing investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including as a result of general declines in the macroeconomic environment, could result in significant costs and impacts to our margins and impairment charges. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations.

In addition, our investments in consumer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate. These initiatives involve significant investments in IT systems, data science and artificial intelligence initiatives, and significant operational changes. Our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our consumer, digital and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our operating results would be adversely affected.
If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms or through third party digital marketplaces on which we operate. Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have an adverse impact on the growth of our digital commerce business globally and have an adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers’ needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our digital commerce business also include diversion of sales from our and our retailers’ brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks could adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
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
We may be unable to maintain or increase sales of our products through these distribution channels for several reasons, including the following:
•the retailers in these channels maintain—and seek to grow—substantial private-label and exclusive offerings as they strive to differentiate the brands and products they offer from those of their competitors;
•the retailers change their apparel strategies in a way that shifts focus away from our typical consumer or that otherwise results in a reduction of sales of our products generally, such as a reduction of fixture spaces devoted to our products or a shift to other brands;
•other channels, including vertically-integrated specialty stores and e-commerce sites, account for a substantial portion of jeanswear and casual wear sales. In some of our mature markets, these stores and sites have placed competitive pressure on our primary distribution channels, and many of these stores and sites are now looking to our developing markets to grow their business; and
•shrinking points of distribution, including fewer doors at our customer locations, store closures and decreased foot traffic due to, among other things, or bankruptcy or financial difficulties of a customer.
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
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. These actions may make our operations more vulnerable to interruptions in the event of work stoppages or disruption (including as a consequence of public health directives, quarantine policies or social distancing measures imposed by governments), labor disputes, worker shortages, pandemics (such as the COVID-19 pandemic), macroeconomic conditions, geopolitical conflict, the impacts of climate change, earthquakes, floods, fires or other natural disasters affecting these distribution centers or shipping channels. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by similar events. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Moreover, some of our current distribution centers rely on aging technology. We have built and may continue to build new company-owned distribution and fulfillment facilities globally to meet our future demand, drive efficiencies and enhance our service capabilities. However, construction of new facilities may be delayed and once completed, the new sites may encounter lower than anticipated service levels or higher costs as we integrate them into our supply chain. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
Unexpected obstacles in new markets and in our existing markets may limit our expansion opportunities and cause our business and growth to suffer.
Our future growth depends in part on our continued expansion efforts in existing markets and in new markets where we may have limited familiarity and experience with regulatory environments and market practices. In particular, one of our key strategies is to further diversify our portfolio and grow market share across geographies, categories, genders and channels. We may not be able to expand or successfully operate in those markets, categories and channels as a result of unfamiliarity or other unexpected barriers to expansion or entry, such as new competitors, cultural and linguistic differences, differences in regulatory environments, labor practices and market practices, economic or governmental instability, difficulties in keeping abreast of market, business and technical developments and differences in consumer tastes and preferences. Our failure to develop our business in new markets or disappointing growth in existing markets that we may experience could harm our business and results of operations.
Future acquisitions of and investments in new businesses could harm our business and financial condition.
From time to time, we have acquired and may in the future acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. For example, in the fourth quarter of fiscal 2021, we acquired Beyond Yoga®, a premium athletic and lifestyle apparel brand. The expected synergies between Levi Strauss & Co. and Beyond Yoga®, such as those related to our entry into the activewear category, complementing our growing women’s business and enabling the allocation of global resources and infrastructure to significantly expand Beyond Yoga®, building on its largely digital ecosystem, may not materialize. Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. These activities are complex, costly and time-consuming and delays or issues encountered in these activities could have an adverse effect on the financial condition of the company. Additionally, acquisitions may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. The pursuit and integration of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. Further, even if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, effectively manage the combined business following the acquisition, or the acquired business may have inadequate or ineffective controls and procedures, any of which could harm our business and financial condition.
In addition, we may, from time to time, evaluate and pursue other strategic investments or acquisitions. These involve various inherent risks and the benefits sought may not be realized. The acquisition of strategic investments or acquisitions may not create value and may harm our brand and adversely affect our business, financial condition, and results of operations.

We face risks arising from the ongoing restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
We are implementing a restructuring plan to prioritize and optimize our direct to consumer efforts, improve productivity and drive cost efficiencies and fuel long-term profitable growth. Future charges related to such actions may harm our profitability in the periods incurred.
Restructuring program actions, which include a reduction in workforce, operating model redesign and core processes redesign, may present a number of significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation, including:
•incurrence of additional costs in the short-term, including workforce reduction costs, training of employees or third-party resources, accounting charges for inventory and technology-related write-offs and charges relating to consolidation of excess facilities;
•failure to accurately assess market opportunities and the technology required to address such opportunities;
•actual or perceived disruption of service or reduction in service levels to customers and consumers;
•potential adverse effects on our internal control environment and inability to preserve adequate internal controls relating to our general and administrative functions;
•actual or perceived disruption to customers, suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner;
•difficulty in obtaining timely delivery of products of acceptable quality from our contract manufacturers;
•diversion of management attention from ongoing business activities and strategic objectives;
•failure to maintain employee morale and retain key employees, damage to company culture and an increase in employment claims; and
•damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future.
Because of these and other factors, some of which may not be entirely within our control, we may not fully realize the purpose and anticipated operational benefits, efficiencies or cost savings of any productivity actions in the expected timelines, or at all, and, if we do not, our business and results of operations may be adversely affected.
Our business is affected by seasonality and other factors that result in fluctuations in our quarterly operating results
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in our fourth fiscal quarter has slightly exceeded those in our other three fiscal quarters. In addition, our customers and consumers may cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. These factors, along with other factors that are beyond our control, such as social or political unrest, pandemics, general economic conditions, changes in consumer preferences, weather conditions, the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our quarterly results of operations to fluctuate.
We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any failure, inadequacy, compromise or interruption of that technology or data, or those of third parties upon which we rely, could lead to adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, harm to our ability to effectively operate our business, claims that we breached our data privacy security obligations, harm to our reputation and a loss of customers or sales
In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary confidential and sensitive data, including personal information, intellectual property, and trade secrets, and we rely upon third parties (such as service providers) for data processing-related activities. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, security breaches, cyber-attacks or other malicious activities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations, computer viruses or other malicious codes, unauthorized access, phishing attacks, or unauthorized uses, any of which may be irreversible and result in operational problems and security incidents. Given the nature of information collected and processed, the retail industry in particular has been the target of many cyber-attacks, and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider. We have been and will continue to be a target of cyber-attacks because of the visibility of our brand, making the secure maintenance of proprietary, confidential and sensitive data critical to our business and reputation. In the future, we may see an increase in the number of such attacks as we have shifted to a hybrid working model under which some employees will continue working remotely and accessing our technology infrastructure remotely.
We are heavily dependent on information technology systems and networks, including the Internet, third-party services and artificial intelligence, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. These information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any security incident, service interruption or shutdown.
Over the last several years, we have been implementing and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, we plan to continue the process of implementing a new ERP system across the company with implementation in the United States completed in 2023 and Europe scheduled for fiscal year 2025. Additionally, we are building new distribution and fulfillment facilities which are highly automated and utilize industry leading technology and equipment. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these systems, and we cannot assure that implementing these modifications and upgrades will in the future prevent or protect against all technological problems and security issues or bring about the desired efficiencies and synergies to our operations. Furthermore, our efforts to address undesirable activity on our platforms may also increase the risk of retaliatory attack.
Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and we will continue to invest in these efforts. We may expend significant resources or modify our business activities to try to protect against security incidents. We facilitate training programs for employees to raise awareness about data privacy, phishing, malware and other cyber risks. We also perform simulations and drills at both a technical and leadership level periodically. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable or appropriate security measures to protect our information technology systems and sensitive information. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to prevent security incidents, cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase in frequency and magnitude. The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service or to sabotage systems are constantly evolving, have become increasingly complex and sophisticated, may be difficult to detect quickly and often are not recognized until launched against a target, even if we take all reasonable precautions, including to the extent required by law. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state supported actors and social-activist organizations now engage in attacks. We have and may continue to be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors and social-activist organizations, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information, including personal information. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Any unauthorized access of our or our service providers’ information technology systems or networks may result in the loss of confidential business and financial data, misappropriation of our consumers’, users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales, fines, lawsuits (including class actions), government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to or redress problems caused by any unauthorized processing.
The failure of our information technology systems and networks to operate effectively, including as a result of the threats described above as well as a result of natural disasters, vendor business interruptions or other causes, failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications, as well as work-from-home arrangements, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks. Our software or information technology systems, or that of third parties upon whom we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, sales and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the retail industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. For example, in 2023, several of our third-party service providers that relied on Pension Benefits Information LLC were impacted by the CL0P (a third party criminal group) cyber-attack on Progress Software’s MOVEit Transfer product (a file-transfer application). Though this incident did not directly impact our systems or controls, the cyber-attack resulted in delivery of data breach notifications to a significant number of our current and former employees. Upon discovery of the vulnerability, we worked with our third-party service providers to review their security controls in an effort to prevent future similar cyber-attacks in the future. However, despite these efforts, we cannot provide assurance that these and other attacks will not have an impact in the future. Actual or perceived vulnerabilities or data breaches may lead to claims sanctions against us, subject us to investigations or liability, may compromise our reputation, diminish the value of our brands and discourage use of our websites.
We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If these systems suffer severe damage, disruption or shutdown and our incident response or business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal information collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Any interruption in information technology systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation and loss of users.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to a third party. Additionally, third-party service providers are also relied upon to design, program, maintain and service our ERP systems. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on our costs, as well as impact the timing of receipt of inventory for future seasons. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.

We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation
In fiscal year 2023, we sourced approximately 99% of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer prolonged manufacturing or transportation disruptions due to macroeconomic conditions, geopolitical conflict, public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations. Also, we have certain minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. If we do not satisfy the minimum purchase commitments, due to conditions such as decreased demand, we may be charged for estimated adverse purchase commitments.
A contract manufacturer’s failure to ship products to us in a timely manner or to meet our quality standards, or interference with our ability to receive or process shipments due to factors such as port or transportation conditions, security incidents or storage and process capacity pressures, could cause us to miss the delivery date requirements of our customers. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices or reduce future orders, any of which could harm our sales and margins. If we need to replace any contract manufacturer, we may be unable to locate additional contract manufacturers on terms that are acceptable to us, or at all, or we may be unable to locate additional contract manufacturers with sufficient capacity to meet our requirements or to fill our orders in a timely manner.
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
In addition, regulatory developments such as reporting requirements on the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with the sanctions and customs trade orders issued by the U.S. government related to raw materials, entities and individuals who are connected to a region of China, as well as retaliatory measures or restrictions of critical materials by certain governments, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of certain of our products, or distribution of products to the United States. We have been and may continue to be subject to costs associated with regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material used in the products we sell.
The global apparel industry is subject to intense competition and cost and pricing pressure
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and we expect them to continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Macroeconomic pressures around the world such as inflation, rising interest rates, energy prices, including the dramatic increases in energy prices in Europe, and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. Pricing pressure has been further exacerbated by the variability and availability of raw materials, combined with labor and cost inflation and uncertainty throughout the supply chain. This pressure could have adverse effects on our business and financial condition, including:
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
The majority of our products are made of cotton, where the remaining balance are primarily made of synthetics, cotton/synthetic blends and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation, compliance with our working condition, environmental protection, other standards and other unpredictable factors. For example, compliance with the sanctions and trade orders issued by the United States, Europe and other governments related to raw materials, entities and individuals who are connected to a region of China, as well as retaliatory measures or restrictions of critical materials by certain governments, could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products and the importation of products from China into the United States. Any and all of these factors may be exacerbated by global climate change. Cotton prices have fluctuated significantly in recent months, and we expect they will continue to experience unprecedented variability and uncertainty. We do not currently hedge the price of cotton. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates and energy costs in the regions where our contract manufacturers are located, as well as freight costs from those regions that are in turn affected by crude oil prices. Increases in raw material costs, wage rates, energy costs and freight costs, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with potential tariffs, transportation disruptions or a global trade war.
We import materials and finished garments into all of our operating regions. Our ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, energy costs, labor disputes and work stoppages, political unrest, security incidents, severe weather or security requirements in the United States and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have an adverse impact on our business and financial condition, specifically our gross margin and overall profitability.
Substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. For example, the U.S. government has imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer. Currently, of the products that we sell in the United States, approximately 1% are manufactured in China. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy in the United States has introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
The loss of high-quality employees, including members of our executive management and other key employees, or the failure to attract and retain key personnel or maintain our workplace culture could harm our business.
Our future success depends, in part, on the continued service of our high-quality employees, including our executive management team and other key employees, and the loss of the services of any key individual, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our future success also depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is particularly intense in many of the places where we do business, and we may not be successful in attracting and retaining such personnel. Changes to our current and future office environments, adoption of new work models and our business requirements or expectations about when or how often employees work either on-site or remotely may not meet the expectations of our employees. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. If our employment proposition is not perceived as favorable compared to other companies’ policies, it could negatively impact our ability to attract, hire and retain our employees. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. We believe that our corporate culture has been a key driver of our success, and we have invested substantial time and resources in building, maintaining, and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
On January 29, 2024, Charles (“Chip”) V. Bergh, our current President, Chief Executive Officer and member of our board of directors, will step down as Chief Executive Officer. To support the transition, Mr. Bergh will continue to serve as an executive director of the Company until the Company’s 2024 annual meeting of shareholders, which is scheduled to be held on April 24, 2024, at which time Mr. Bergh shall resign as a member of the board and thereafter will serve as a strategic advisor until the end of the Company’s fiscal year. Michelle Gass, the President of the Company, will succeed Mr. Bergh, January 29, 2024. While we have confidence in Ms. Gass and the rest of our team, the uncertainty inherent in this ongoing leadership transition and restructuring may be difficult to manage and can disrupt our business. The failure to successfully transition and assimilate key employees generally could adversely affect our results of operations. To the extent we do not effectively hire, onboard, retain and motivate key employees, our business can be harmed.
Many of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
In North America, many of our distribution employees are covered by various collective bargaining agreements. Outside North America, many of our production and distribution employees are covered by either industry-sponsored or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.
Additionally, employees in various jurisdictions and countries in which we and our vendors operate are or may eventually become unionized, which could bring about increased payroll costs and reduced flexibility under labor regulations, which in turn may negatively impact our business. Furthermore, we could be affected by conflicts between unions which claim representation of our employees that could generate additional payroll costs and labor conflicts.
We have substantial liabilities and cash requirements associated with our postretirement benefits, pension, and deferred compensation plans.
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have generated, and will generate, substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns or the market value of plan assets, can affect the funded status of our defined benefit pension and other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements. See Note 10 to the consolidated financial statements for more information regarding these obligations.
Our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing and other requirements, which could negatively affect our reputation and business.
We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into comprehensive agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, and while these agreements provide us with certain termination rights, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our sustainability standards and policies including our supplier code of conduct or applicable government restrictions and regulations. These activities could harm our brand equity, our reputation and our results of operations.
In addition, we enter into franchise agreements with unaffiliated franchisees to operate stores and, in certain circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. While the agreements we have entered and plan to enter in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their businesses, including their stores or websites, in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our brand equity, our reputation and our results of operations.
Our current and future products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands.
There can be no assurance we will be able to detect, prevent or fix all defects that may affect our products. Inconsistency of legislation and regulations may also affect the costs of compliance with such laws and regulations. Such problems could hurt the image of our brands, which is critical to maintaining and expanding our business. Any negative publicity, product recalls or lawsuits filed against us related to the perceived quality or safety of our products could harm our brand, impact our results of operations and decrease demand for our products.
Risks Related to Legal, Regulatory and Compliance Issues and Changes
We are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition, and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers and other partners fail or are alleged to have failed to comply with any of these laws or regulations, we could be subjected to regulatory investigations or enforcement, lawsuits (including class actions), fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are or may become involved in various types of claims, lawsuits (including class actions), regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, privacy and data protection, trademark and other intellectual property rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy, and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.
Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, could adversely affect our business, reputation, financial condition and results of operations. For example, we are required to observe certain laws relating to economic sanctions, including those implemented by the U.S. Department of the

Treasury’s Office of Foreign Assets Control (OFAC) and other sanctions authorities. These requirements may prohibit or restrict activities relating to certain individuals, entities, countries or territories. Although we have implemented controls to promote compliance with economic sanctions, such requirements are subject to rapid change, and it may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any changes in these or other laws. Should our controls prove to be, or have been, ineffective, we may be subject to regulatory or enforcement action that could adversely affect our reputation, financial condition, or business.
Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. We, like many other multinational corporations, conduct a significant amount of business that would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
Failure to adequately protect or enforce our intellectual property rights or adequately ensure that we are not infringing the intellectual property rights of others could adversely affect our business.
We may face significant expenses and liability in connection with the protection of our intellectual property rights, including outside the United States, and if we are unable to successfully protect our rights or resolve conflicts relating to infringement of intellectual property rights with others, our business or financial condition may be adversely affected.
Our competitive position largely depends upon our trademarks and other intellectual property rights, which we take steps to establish and protect both domestically and internationally. However, we may be unable to adequately protect or enforce our intellectual property rights or determine the extent of any unauthorized use by third parties, particularly in foreign countries where the laws do not protect proprietary rights as fully as in the United States. We periodically discover counterfeit reproductions of our products or products that otherwise infringe our intellectual property rights. Given that we place significant value on our trademarks, trade dress and the overall appearance and image of our products, if we are unsuccessful in enforcing or protecting our intellectual property rights, continued sales of these infringing products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our brand and products. The actions we take to establish and protect our intellectual property rights are expensive, time-consuming and may not be adequate to prevent imitation of our products or other unauthorized uses of our intellectual property by others.
We also cannot assure that our rights in, or ownership of, our trademarks or other intellectual property rights would be upheld if challenged. Further, we cannot ensure that licensees will not take any actions that hurt the value of our intellectual property.
We also may be unable to prevent others from seeking to block sales of our products as purported violations of their proprietary rights.
We may be subject to liability or be prevented from using our trademarks or other intellectual property rights, which could have an adverse effect on our financial conditions and operations, if third parties successfully claim we infringe their intellectual property rights. Defending infringement claims could be expensive and time consuming and might result in our entering into costly license agreements or other settlement agreements. We also may be subject to significant damages or injunctions against development, manufacturing, use, importation or sale of certain products.
Although we take various actions to prevent the unauthorized use or disclosure of our confidential information and intellectual property rights, our controls and efforts to prevent unauthorized use or disclosure thereof might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently or improperly used or disclosed, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.
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

Recent tax legislation and regulations, including the enactment of a new corporate minimum tax in the U.S. and the U.S. Treasury Department’s 2022 foreign tax credit regulations, make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed.
In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.
We utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These rulings and agreements expire from time to time and may be extended when certain conditions are met, or terminated if certain conditions are not met. We cannot guarantee that such rulings and agreements will be extended. Any changes in conditions may result in a loss of certainty in treatment, which may adversely impact our tax planning.
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
In addition to our own sensitive and proprietary business information, we handle transactional and personal information, including without limitation credit card information and personal information about our employees, customers, consumers and users of our digital experiences, which include online distribution channels and product engagement.
As a result of our data collection and processing activities, we must comply with increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of business and personal data, including personal health information of our employees. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR”), California’s Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored or otherwise processed. Furthermore, other comprehensive privacy laws, such as China’s Personal Information Protection Law, Canada’s Personal Information Protection and Electronic Documents Act and India’s new Digital Personal Data Protection Act, as well as other states in the United States, such as Virginia, Colorado, Connecticut, Utah and others, have enacted data privacy laws that have come into effect or will come into effect in the coming months and years, which are likely to continue to influence other jurisdictions, U.S. states or even the U.S. Congress to pass comparable legislation. Additionally, laws in certain jurisdictions require data localization and impose restrictions on the transfer of personal information across borders. For example, the EU GDPR and the UK GDPR generally restrict the transfer of personal information, including employee and consumer information, to countries outside of the EEA and the United Kingdom (respectively) without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to legal or regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.
In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, and noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation and revenue losses. Furthermore, we are bound by contractual obligations related to privacy, data protection and data security, and our efforts to comply with such obligations may not be successful or may have other negative consequences.
We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In general, negative publicity we might receive regarding any actual or perceived violations of consumer privacy rights, including fines and enforcement actions against us or other similarly placed businesses, may also impair consumers’ trust in our privacy practices and make them reluctant to give their consent to share their data with us.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with existing and forthcoming data privacy and security laws and regulations can be costly and time consuming, and may require changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf and cause us to divert resources from other initiatives and projects to address these evolving compliance and operational requirements. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face significant consequences, including, but not limited to, proceedings against the company by governmental entities (for example, investigations, lawsuits (including class actions), fines, penalties, audits and inspections) or other entities or individuals, additional reporting requirements or oversight bans, damage to our reputation and credibility or inability to process data or operate in certain jurisdictions, any of which could have a negative impact on our business, operations, reputation, revenues and profits.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.K. Bribery Act and other anti-bribery, anti-corruption and anti-money laundering laws in various jurisdictions around the world. The FCPA, the U.K. Bribery Act and similar applicable laws generally prohibit companies, as well as their officers, directors, employees and third-party intermediaries, business partners and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state owned or affiliated entities and other third parties where we may be held liable for corrupt or other illegal activities, even if we do not explicitly authorize them. While we have policies and procedures and internal controls to address compliance with such laws, we cannot provide assurance that all of our employees and third-party intermediaries, business partners and agents have not and will not take actions in violation of such policies and laws, for which we may be ultimately held responsible. In the event that we believe or have reason to believe that our directors, officers, employees or third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or to have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be costly and require a significant diversion of time, resources and attention from senior management. Violations of the FCPA, the U.K. Bribery Act or other applicable anti-bribery, anti-corruption and anti-money laundering laws often result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges and criminal or civil sanctions, penalties and fines, any of which could adversely affect our business and financial condition.
Risks Relating to Securities, Investment and Liquidity
If one or more of our counterparty financial institutions default on their obligations to us, we may incur significant losses or our financial liquidity could be adversely impacted.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We are also a party to a Second Amended and Restated Credit Agreement (as amended to date, the “Credit Agreement”) with several financial institutions that provides us with a senior secured revolving credit facility (the “Credit Facility”) under which we had $942.8 million of borrowing capacity as of November 26, 2023. We may rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of macroeconomic and geopolitical conditions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.

We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 26, 2023, we had $1.0 billion of unsecured debt. Additionally, we had $942.8 million of borrowing capacity under the Credit Facility. The Credit Facility is secured by domestic and Canadian inventories, accounts receivable, and other assets, such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
We need liquidity sufficient to fund payments of dividends, repurchases of stock and to make acquisitions. Future activities will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors, including our debt leverage. Even if we have sufficient resources to pay dividends and to repurchase shares of our common stock, our board of directors may determine to use such resources to fund other company initiatives. Accordingly, we cannot make any assurance that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all.
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
Our Class A common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “LEVI.” However, we cannot assure you that an active trading market for our Class A common stock will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Class A common stock will be maintained, the liquidity of any trading market, your ability to sell your shares of Class A common stock when desired or the prices that you may obtain for your shares.

Future sales of our Class A common stock by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 19, 2024, we had outstanding a total of 102,527,860 shares of Class A common stock and 295,453,345 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with Rule 144 under the Securities Act.
Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our stock price to decline or make it more difficult for the holders of our Class A common stock to sell at a time and price that they deem appropriate.
Holders of more than 80% of our Class B common stock have contractual rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their Class B common stock, or to include such shares in registration statements that we may file.
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
As of November 26, 2023, there were 8,760,936 shares of Class A common stock and 1,345,277 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock.
The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.
As a public company we are subject to the additional reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Complying with these rules and regulations involves significant legal and financial compliance costs, makes some activities more difficult, time consuming or costly and puts significant demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 26, 2023, we operated two manufacturing-related facilities abroad and 13 distribution centers around the world. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our principal operating properties in use as of November 26, 2023 is summarized in the following table:

Location	Primary Use	Leased/Owned
San Francisco, CA	Design and Product Development	Leased
Erlanger, KY	Distribution	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Itapevi, Brazil	Distribution	Leased
Cuautitlan, Mexico	Distribution	Leased
Villa El Salvador, Peru	Distribution	Leased
Pudahuel, Chile	Distribution	Leased
Dorsten, Germany	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Leased
Adelaide, Australia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
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
In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate two data centers located in Carrollton and Westlake, Texas. As of November 26, 2023, we leased 61 administrative and sales offices in 34 countries, as well as leased 11 warehouses in four countries.
As of November 26, 2023, we had 1,069 company-operated Levi's retail and outlet stores in leased premises in 37 countries: 412 stores in the Americas, 291 stores in Europe and 366 stores in Asia. Additionally, we had 97 Dockers® retail and outlet stores in leased premises, and six Beyond Yoga® retail stores.

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
Holders of Record
As of January 19, 2024, there were 58 holders of record of our Class A common stock and 249 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms through participant accounts in the Depository Trust Company, which holds shares through a single account at its nominee CEDE & Co.
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

Cumulative Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500, and the S&P 500 Apparel, Accessories and Luxury Goods. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through November 26, 2023. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.
The following table assumes an investment of $100 (with reinvestment of all dividends) to have been made in our Class A common stock and in each index on March 21, 2019, the date our Class A common stock began trading on the NYSE, and indicates the cumulative total return to stockholders on our Class A common stock and the cumulative total return of each index at our fiscal year ends of November 24, 2019, November 29, 2020, November 28, 2021, November 27, 2022 and November 26, 2023:

(in dollars)	March 21, 2019	November 24, 2019	November 29, 2020	November 28, 2021	November 27, 2022	November 26, 2023
Levi Strauss & Co.	$100.00	$76.40	$87.06	$124.82	$75.73	$74.66
S&P 500	$100.00	$114.49	$134.47	$172.02	$156.18	$177.79
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$94.24	$89.99	$99.37	$60.55	$47.36
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

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
August 28, 2023 - October 1, 2023	—	$—	—	$680,434,314
October 2, 2023 - October 29, 2023	—	$—	—	$680,434,314
October 30, 2023 - November 26, 2023	—	—	—	$680,434,314
Total	—	$—	—
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
During the fourth quarter of 2023, there were no shares repurchased. Share repurchase authority was $680.4 million as of January 19, 2024.
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
To supplement our consolidated financial statements prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP financial measures throughout this Annual Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
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
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive “Casual Friday” in the 1990s and has been a cornerstone of casual menswear for more than 30 years. Seen as the khaki leader, Dockers® has returned to its California roots and is bringing a full range of casual, versatile styles for men and women to show up with cool confidence every day. The Signature by Levi Strauss & Co.™ and Denizen® brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices. The Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers through a variety of formats, including our own company-operated mainline and outlet stores, company-

operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 26, 2023, our products were sold in over 45,000 retail locations in more than 110 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of November 26, 2023, we had company-operated stores located in 37 countries and approximately 550 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts, and activewear – represented 68% and 67% of our total units sold in fiscal years 2023 and 2022, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 26% of our total units sold in both fiscal year 2023 and fiscal year 2022. The remainder of our products are footwear and accessories. Men's products generated 64% and 65% of our net revenues in fiscal years 2023 and 2022, respectively. Women's products generated 34% and 33% of our net revenues in fiscal years 2023 and 2022, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 39% and 38% of our net revenues in fiscal years 2023 and 2022, respectively.
Our Europe and Asia businesses, collectively, contributed 43% of our net revenues and 46% of our segment operating income in fiscal year 2023, as compared to 41% of our net revenues and 41% of our segment operating income in fiscal year 2022. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 56% of our net revenues in fiscal year 2023, as compared to 53% in fiscal year 2022. Sales of Levi’s® brand products represented approximately 87% of our net revenues in both fiscal year 2023 and fiscal year 2022.
Our wholesale channel generated 57% and 62% of our net revenues in fiscal years 2023 and 2022, respectively. Our DTC channel generated 43% and 38% of our net revenues in fiscal years 2023 and 2022, respectively, with our company operated e-commerce business representing 20% and 19% of DTC channel net revenues and 9% and 7% of total net revenues in fiscal years 2023 and 2022, respectively. Our global digital business, which includes our e-commerce sites as well as the online business of our wholesale customers, including that of traditional wholesalers as well as pure-play (online-only) wholesalers represent approximately 21% and 22% of our total net revenues in fiscal years 2023 and 2022, respectively.
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
Supply Chain and U.S. Distribution Center Capacity Constraints
During fiscal 2023, inventory levels in our U.S. distribution centers sequentially improved from the elevated levels experienced during the latter half of the prior year. Compared to the fourth quarter of 2022, inventory decreased 7% on a unit basis and 9% on a dollar basis. Additionally, in the third quarter of 2023, we modified terms with the majority of our suppliers to take ownership of our inventory near the point of shipment rather than destination, which contributed approximately $110 million, or 8% of growth on a dollar basis, to the decrease in inventory versus the prior year period.
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
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in fiscal years 2022 and 2023, including increased costs of labor, products and freight, and beginning in July 2022, a slowdown in consumer demand for our products. We implemented price increases on many of our products in the latter half of 2022 in an effort to mitigate the effect of higher costs. If these inflationary pressures continue, our revenue, gross and operating margins and net income will be impacted in 2024.
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
Given the high level of uncertainty surrounding the future operations of our business in Russia, including the ability to generate future cash flows, the carrying value of our long-lived assets specific to our commercial business in Russia were deemed to be not recoverable. As a result of the Russia-Ukraine crisis, during the second quarter of 2022, we recorded total charges of $60.4 million. The charges reflect the full impairment of long-lived assets, including $35.4 million related to certain store right-of-use assets, $11.6 million related to goodwill and $4.1 million related to property, plant and equipment, as well as $9.3 million of other incremental charges. During the second half of 2022, we recognized a $15.8 million gain related to the early termination of certain store lease agreements related to the Russia-Ukraine crisis. All charges are included in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of income. As of the end of the first quarter of 2023, all of our company-operated stores were closed and substantially all commercial activity in Russia had ceased.
For the year ended November 26, 2023, the results of operations for our businesses in Russia and Ukraine were not material to our consolidated financial statements. However, the impact to our Europe segment was an approximate $54 million decrease in net revenues on a constant currency basis as compared to the prior year, of which $9 million was related to wholesale and $45 million was related to DTC. In comparison to the prior year quarter, the impact to our Europe segment was an approximate $14 million decrease in net revenues on a constant currency basis, of which $8 million was related to wholesale and $6 million was related to DTC. Net revenues from Russia represented approximately 2% of our total net revenues for fiscal year 2021. There is still uncertainty regarding the extent to which the war and its broader macroeconomic implications will impact our Europe segment and overall business, financial condition and results of operations.
Impact of COVID-19 on Our Business
During fiscal year 2023, our company-operated stores and wholesale customer doors were open. In fiscal year 2022, strict lockdowns and zero-tolerance policy shutdowns in China resulted in temporary store closures and reduced traffic throughout the country. Across the rest of our markets, most of our company-operated stores and wholesale customer doors were open throughout fiscal year 2022.
Global Productivity Initiative
In first quarter of 2024, our Board of Directors (the "Board") endorsed a multi-year global productivity initiative, “Project Fuel” designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. This will be a two-year initiative beginning in 2024, with a focus on optimizing our operating model and structure, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization. In fiscal year 2024, we expect that this initiative will generate net cost savings of approximately $100 million.
The first phase of the global productivity initiative is expected to occur in the first half of 2024 and is expected to include a 10 - 15% reduction in positions within our global corporate workforce. As a result, in the first quarter of 2024, we expect to record estimated pre-tax restructuring charges of $110 million to $120 million. We may incur additional significant restructuring charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.
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
•The current domestic and international political environment, including volatile trade relations, the conflict involving Russia and Ukraine, the Israel-Hamas war, and civil unrest taking place in certain parts of the world have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, sanctions and export controls which also increase volatility in the global economy. Such changes may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
•The OECD reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.
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

Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2023, our net revenues in the first, second, third and fourth quarters represented 27%, 22%, 24% and 27%, respectively, of our total net revenues for the year. In fiscal year 2022, our net revenues in the first, second, third and fourth quarters represented 26%, 24%, 24% and 26%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2023 and 2022 included one Black Friday.
The level of our working capital reflects the seasonality of our business and varies throughout the year to support our seasonal and holiday revenue patterns as well as business trends.

Our Results for the Fourth Quarter of Fiscal Year 2023

•Net revenues.  Compared to the fourth quarter of fiscal year 2022, consolidated net revenues increased 3.4% on a reported basis and 1.8% on a constant-currency basis. Excluding the effects of currency, revenue growth was driven by DTC, which grew across our regions and brands. The growth was offset with a decline in wholesale, as growth in the U.S. and Asia was offset by a decline in Europe.
•Operating income.  Compared to the fourth quarter of 2022, consolidated operating income increased 10.4% to $151.2 million from $137.0 million. The increase was due to higher gross margin in the current year partially offset by an increase in SG&A expenses.
•Net income. Compared to the fourth quarter of 2022, consolidated net income of $126.8 million decreased from $150.6 million. The decrease was primarily due to higher SG&A expenses and income tax expense, partially offset by higher gross margin in the current year.
•Adjusted EBIT. Compared to the fourth quarter of 2022, Adjusted EBIT of $200.1 million increased from $142.3 million. The increase was due to higher Adjusted gross margin in the current year.
•Adjusted net income. Compared to the fourth quarter of 2022, Adjusted net income of $178.6 million increased from $136.6 million. The increase was primarily due to the higher Adjusted EBIT described above.
•Diluted earnings per share. Compared to the fourth quarter of 2022, diluted earnings per share of $0.32 decreased from $0.38 due to lower net income described above, partially offset by a decrease in weighted-average common shares outstanding.
•Adjusted diluted earnings per share. Compared to the fourth quarter of 2022, Adjusted diluted earnings per share of $0.44 increased from $0.34 mainly due to the increase in Adjusted net income described above.
•Inventory. Compared to the end of the fourth quarter of 2022, inventory as of the end of the fourth quarter of fiscal 2022 has decreased 9% primarily due to planned inventory reduction. Additionally, in the third quarter of 2023, we modified terms with the majority of our suppliers to take ownership of our inventory near the point of shipment rather than destination, which contributed approximately $110 million, or 8% of growth on a dollar basis, to the decrease in inventory versus the prior year period.
Our Fiscal Year 2023 Results

•Net revenues.  Compared to fiscal year 2022, consolidated net revenues increased 0.2% on a both a reported basis and constant-currency basis. The increase was driven by growth in DTC and in Asia as a result of higher traffic and demand in the current year, offset by declines in wholesale, primarily in the U.S.
•Operating income.  Compared to fiscal year 2022, consolidated operating income decreased to $353.3 million from $646.5 million primarily due to higher SG&A expenses, and goodwill and other intangible impairment charges in the current year.
•Net income. Compared to fiscal year 2022, consolidated net income decreased to $249.6 million from $569.1 million. The decrease was due to lower operating income described above partially offset by lower income tax expense in the current year.
•Adjusted EBIT. Compared to fiscal year 2022, Adjusted EBIT of $554.8 million decreased from $713.0 million primarily due to higher Adjusted SG&A expenses, driven by selling expenses in support of our DTC business.
•Adjusted EBIT margin was 9.0%, 260 basis points lower than the prior year on a reported basis and 270 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to fiscal year 2022, Adjusted net income decreased to $440.7 million from $603.9 million. The decrease was primarily due to lower Adjusted EBIT described above.
•Diluted earnings per share. Compared to fiscal year 2022, diluted earnings per share of $0.62 decreased from $1.41 mainly due to the lower net income described above partially offset by a decrease in weighted-average common shares.
•Adjusted diluted earnings per share. Compared to fiscal year 2022, Adjusted diluted earnings per share of $1.10 decreased from $1.50 due to the lower Adjusted net income described above offset by a decrease in weighted-average common shares outstanding. Currency translation favorably affected Adjusted diluted earnings per share by $0.05.

For more information on Adjusted gross margin, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with United States generally accepted accounting principles, and reconciliations of such measures to net income and diluted earnings per share, see “—Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal years 2023 and 2022 were 52-week years, ending on November 26, 2023 and November 27, 2022, respectively, and each quarter of fiscal years 2023 and 2022 consisted of 13 weeks.
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

Results of Operations
A discussion regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our results of operations for fiscal year 2022 compared to fiscal year 2021 can be found under Item 7 – Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended November 27, 2022, filed with the SEC on January 25, 2023.
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)	November 26, 2023	November 27, 2022
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$6,179.0	$6,168.6	0.2%	100.0%	100.0%
Cost of goods sold	2,663.3	2,619.8	1.7%	43.1%	42.5%
Gross profit	3,515.7	3,548.8	(0.9)%	56.9%	57.5%
Selling, general and administrative expenses	3,072.2	2,890.7	6.3%	49.7%	46.9%
Goodwill and other intangible asset impairment charges	90.2	11.6	*	1.5%	0.2%
Operating income	353.3	646.5	(45.4)%	5.7%	10.5%
Interest expense	(45.9)	(25.7)	(78.6)%	(0.7)%	(0.4)%
Other (expense) income, net	(42.2)	28.8	*	(0.7)%	0.5%
Income before income taxes	265.2	649.6	(59.2)%	4.3%	10.5%
Income tax expense	15.6	80.5	(80.6)%	0.3%	1.3%
Net income	$249.6	$569.1	(56.1)%	4.0%	9.2%
Earnings per common share attributable to common stockholders:
Basic	$0.63	$1.43	(55.9)%	*	*
Diluted	$0.62	$1.41	(56.0)%	*	*
Weighted-average common shares outstanding (in millions):
Basic	397.2	397.3	—%	*	*
Diluted	401.7	403.8	(0.5)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated, and the changes in net revenues on both reported and constant-currency bases from period to period:

	Year Ended
			% Increase (Decrease)
	November 26, 2023	November 27, 2022	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$3,086.9	$3,187.4	(3.2)%	(4.2)%
Europe	1,579.5	1,597.2	(1.1)%	(2.1)%
Asia	1,059.7	952.1	11.3%	18.3%
Total Levi's Brands net revenues:	5,726.1	5,736.7	(0.2)%	(0.1)%
Other Brands	452.9	431.9	4.9%	3.5%
Total net revenues	$6,179.0	$6,168.6	0.2%	0.2%
As compared to the same period in the prior year, currency translation did not have a significant impact on total net revenues.
Americas.  Net revenues in our Americas segment decreased on both reported and constant-currency bases, with currency affecting net revenues favorably by approximately $34 million. Constant-currency net revenues decreased as a result of lower revenue in our wholesale channel, partially offset by higher revenue in our DTC channels.
Wholesale channel revenue decreased, primarily due to decreases in the United States driven by lower demand of our Levi's brand products due to a more cautious wholesale environment, leading to a decrease in units sold. The decrease in the United States was partially offset by increases in the international market.
The increase in DTC channel revenue was driven by both strong performance within our company-operated stores as well as store expansion, leading to higher traffic in the current year and an increase in units sold. There were 31 more stores in operation as of November 26, 2023, as compared to November 27, 2022. E-commerce revenue increased primarily from higher average selling prices.
Europe.  Net revenues in Europe decreased on both a reported basis and on a constant-currency basis, with currency translation affecting net revenues favorably by approximately $16 million. Excluding the effects of currency, the Russia-Ukraine crisis adversely impacted net revenues by approximately $54 million or 3% for the fiscal year 2023.
Constant-currency net revenues decreased in 2023 driven by lower wholesale revenue, which was primarily due to a decline in units sold as wholesale customers continued to rebalance inventory levels and experience softened consumer demand. The decrease in wholesale was partially offset by higher DTC channel revenue. The increase in DTC channel revenue was driven by strong performance in our company-operated stores. There were two more stores in operation as of November 26, 2023, as compared to November 27, 2022. E-commerce revenue increased primarily due to increased online traffic.
Asia.  Net revenues in Asia increased on both reported and constant-currency bases, with currency translation affecting net revenues unfavorably by approximately $56 million. Excluding the effects of currency, net revenues for 2023 grew across both our wholesale and DTC channels.
The increase in wholesale channel revenue was primarily due to growth across most markets, particularly India, as a result of higher demand and order replenishments in the current year as compared to the prior year. The increase in DTC channel revenue was primarily due to strong performance in our company-operated stores, as higher traffic in the current year led to an increase in units sold, as compared to the prior year. Additionally, store expansion attributed to the revenue growth, as there were ten more stores in operation as of November 26, 2023, as compared to November 27, 2022. E-commerce revenue grew primarily due to increased online traffic as compared to the prior year.
Other Brands.  Net revenues in Other Brands increased on both reported and constant-currency bases, with currency translation affecting net revenues favorably by approximately $6 million. The increase in net revenues is driven by increases in revenue primarily from Beyond Yoga® related to increase in e-commerce traffic and store expansion, with four more Beyond Yoga® stores. There were 36 more Docker’s stores in operation as of November 26, 2023, as compared to November 27, 2022.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$6,179.0	$6,168.6	0.2%
Cost of goods sold	2,663.3	2,619.8	1.7%
Gross profit	$3,515.7	$3,548.8	(0.9)%
Gross margin	56.9%	57.5%
As compared to the same period in the prior year, currency translation unfavorably impacted gross profit by approximately $6 million. The decrease in gross margin was primarily due to increased product costs and lower full priced sales, partially offset by favorable channel mix. Additionally currency, including both transaction and translation impacts, favorably impacted gross margin by approximately 20 basis points.
Selling, general and administrative expenses
The following table shows SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)	November 26, 2023	November 27, 2022
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,370.4	$1,220.2	12.3%	22.2%	19.8%
Advertising and promotion	432.9	463.7	(6.6)%	7.0%	7.5%
Administration	490.1	469.5	4.4%	7.9%	7.6%
Other	758.5	728.2	4.2%	12.3%	11.8%
Restructuring charges, net	20.3	9.1	123.1%	0.3%	0.1%
Total SG&A expenses	$3,072.2	$2,890.7	6.3%	49.7%	46.9%
Currency translation affected SG&A expenses favorably by approximately $14 million as compared to the prior year.
Selling.  Currency translation impacted selling expenses favorably by approximately $6 million for the year ended November 26, 2023. The increase in selling expenses is primarily due to higher DTC sales volume in the current year as compared to the prior year as well as increased labor and store costs as a result of an increased number of stores and inflation.
Advertising and promotion.  Currency translation did not have a significant impact on advertising and promotion expense for the year ended November 26, 2023. The decrease in advertising and promotion expenses was primarily due to decreased media, digital investment and marketing spending.
Administration.  Administration expenses include functional administrative and organization costs. Currency translation impacted administration expenses favorably by approximately $10 million for the year ended November 26, 2023. The increase in administration costs was primarily due to $49.3 million in charges related to the impairment of capitalized internal-use software. This is in comparison to the year ended November 27, 2022 which included the recognition of $28.9 million in charges related to the Russia-Ukraine crisis, mostly impairment charges, including $33.3 million related to certain store right-of-use assets and $4.1 million related to other property, plant and equipment, net of a $15.8 million gain on the early termination of store leases. Additionally, the increase is attributed to higher compensation related to executives, partially offset by lower incentive accruals with $73.7 million charged to expense as compared to $104.2 million in the prior year.

Other.  Other costs include distribution, information resources, and marketing organization costs. Currency translation did not have a significant impact on other SG&A expenses for fiscal year 2023. The increase in other costs was primarily due to higher distribution expenses attributable to increased freight costs and the impact of inflation, as well as higher spend on information technology expenses.
Restructuring charges, net.  During the year ended November 26, 2023, we recognized restructuring charges of $20.3 million as compared to $9.1 million in the prior year. The charges consist primarily of severance and other post-employment benefits related to a restructuring initiative that commenced in the prior year.
Goodwill and other intangible asset impairment charges
During the year ended November 26, 2023, we recognized impairment charges of $90.2 million related to the Beyond Yoga® acquisition. The impairment charge is composed of a $75.4 million impairment of goodwill and a $14.8 million impairment of the trademark intangible asset. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions as well as an increase in discount rates. During the year ended November 27, 2022, we recognized impairment charges of $11.6 million related to goodwill assigned to the Russia business.
Operating income
The following table shows operating income and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding segment net revenues or consolidated net revenues:

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)	November 26, 2023		November 27, 2022
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$535.3	$654.4	(18.2)%	17.3%		20.5%
Europe	305.0	349.9	(12.8)%	19.3%		21.9%
Asia	147.2	111.2	32.4%	13.9%		11.7%
Total Levi's Brands operating income	987.5	1,115.5	(11.5)%	17.2%		19.4%
Other Brands	(0.1)	17.1	(100.6)%	—%		4.0%
Goodwill and other intangible asset impairment charges	(90.2)	(11.6)	*	(1.5)%	❖	(0.2)%	❖
Corporate expenses	(543.9)	(474.5)	(14.6)%	(8.8)%	❖	(7.7)%	❖
Total operating income	$353.3	$646.5	(45.4)%	5.7%	❖	10.5%	❖
Operating margin	5.7%	10.5%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful

Currency translation affected total operating income in fiscal year 2023 favorably by approximately $8 million as compared to the prior year.
Levi's Brands operating income.
•Americas.  Currency translation favorably affected operating income in the segment by approximately $10 million as compared to the prior year. The decrease in operating income was primarily due to lower net revenues and a lower gross margin, as compared to the prior year, as well as higher SG&A expenses as a percent of revenue.

•Europe.  Currency translation did not have a significant impact on operating income in the segment for fiscal year 2023. Excluding the effects of currency, the decrease in operating income was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue as compared to the prior year.
•Asia.  Currency translation unfavorably affected operating income in the segment by approximately $10 million as compared to the prior year. Excluding the effects of currency, the increase in operating income was primarily due to higher net revenues in the current year as compared to the prior year as well as lower SG&A expenses as a percentage of revenue.
Other Brands.  Currency translation did not have a significant impact on operating income for fiscal year 2023. The decrease in operating income was primarily due to a lower gross margin and higher SG&A expenses as a percent of revenue as compared to the prior year, partially offset by higher net revenues.
Goodwill and other intangible asset impairment charges. Currency translation did not have a significant impact on operating income for fiscal year 2023. During the year ended November 26, 2023, we recognized impairment charges of $90.2 million related to the Beyond Yoga® acquisition. The impairment charge is composed of a $75.4 million impairment in goodwill and a $14.8 million impairment in the trademark intangible asset. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions as well as an increase in discount rates.
Corporate expenses.  Currency translation favorably affected corporate expenses by approximately $9 million as compared to the prior year. Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are certain impairment charges, acquisition related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin.
The increase in corporate expenses for the year ended November 26, 2023 primarily includes $49.3 million in charges related to the impairment of capitalized internal-use software, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine crisis as compared to $28.9 million in charges related to the Russia-Ukraine crisis, primarily related to impairment and other related charges, net of a $15.8 million gain on the early termination of certain store leases.
Operating margin. Currency translation favorably affected total operating margin by approximately 10 basis points as compared to the prior year. Compared to fiscal year 2022, consolidated operating income decreased 45.4% to $353.3 million from $646.5 million due to lower revenue, gross margin and higher SG&A expenses in the current year.
Interest expense
Interest expense was $45.9 million for the year ended November 26, 2023, as compared to $25.7 million in the prior year. The increase is primarily due to the revolver borrowings during fiscal year 2023, resulting in additional $5.0 million in interest expense. In addition, the increase is related to the inclusion of $14.1 million of gains related to the change in the value of the deferred compensation plan in the prior year. Effective as of the beginning of the current fiscal year, the impact of changes in the value of the deferred compensation plans have been classified as Other (expense) income, net.
Our weighted-average interest rate on average borrowings outstanding for fiscal year 2023 was 4.20%, as compared to 3.96% for fiscal year 2022.
Other (expense) income, net
Other (expense) income, net, primarily consists of foreign exchange management activities and transactions. For the years ended November 26, 2023 and November 27, 2022, we recorded net other expenses of $42.2 million and net other income of $28.8 million, respectively. The net expense recognized in fiscal year 2023 was primarily due to the recognition of $19.0 million pension settlement loss, as well as $47.8 million of foreign currency transaction losses, partially offset by the $24.7 million gains on forward foreign exchange contracts. The prior year included the recognition of a $12.5 million COVID-19 related subsidy gain received from the German government as reimbursement for COVID-19 losses.
Income tax expense
Income tax expense was $15.6 million for the year ended November 26, 2023, compared to $80.5 million for the prior year. Our effective income tax rate was 5.9% for the year ended November 26, 2023, compared to 12.4% for the prior year. The decrease in the effective tax rate in fiscal year 2023 as compared to fiscal year 2022 was primarily driven by higher benefit from the foreign derived intangible income deduction on advance royalty and prepaid service income, and no intellectual property transactions in fiscal year 2023.

Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. Over the long term, we plan to deploy capital across all four of our capital allocation priorities: (1) to reinvest 3.5-4% of our revenue in capital, including high growth investment opportunities and initiatives, to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, with a dividend payout ratio target of 25-35% of net income; (3) to pursue high return on investment acquisitions, both organic and inorganic, that support our current strategies; and (4) to repurchase shares with the goal of offsetting dilution or opportunistic buybacks or both, while maintaining an adequate public float of our shares. Our aim is to return 55-65% of our Adjusted free cash flow to stockholders in the form of dividends and share repurchases. We continue to concentrate our capital investments in new stores, distribution capacity and technology to accelerate the profitable growth of our business. For more information on our calculation of Adjusted free cash flow, a non-GAAP financial measures, see “- Non-GAAP Financial Measures.”
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
Our Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Credit Facility”), in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $1.0 billion, of which $950.0 million is available to us for revolving loans in U.S. Dollars and $50.0 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars.
As of November 26, 2023, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $942.8 million, and our total availability of $960.4 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $17.6 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $398.8 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.3 billion. Of our $398.8 million in cash and cash equivalents, approximately $260.1 million was held by foreign subsidiaries.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, payment of taxes resulting from net settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("2016 Plan"), and our 2019 Equity Incentive Plan as amended to date (“2019 Plan”), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures in our line of business. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
On May 31, 2022, our board of directors approved a new share repurchase program that authorizes the repurchase of up to $750 million of our Class A common stock. The previously approved $200 million share repurchase program was completed as of the end of the second quarter of 2022. During fiscal 2023, 0.5 million shares were repurchased for $8.1 million, plus broker's commissions, in the open market. During fiscal 2022, 8.7 million shares were repurchased for $172.9 million, plus broker's commissions, in the open market.
In January 2024, our board of directors declared a cash dividend of $0.12 per share to holders of record of its Class A and Class B common stock at the close of business on February 7, 2024, for a total quarterly dividend of approximately $48 million. In the absence of a dividend policy, we will continue to declare dividends on a quarterly basis and the expectation is that they will grow in line with net income. At this time, we expect dividends to be at $0.12 per share.
Cash requirements for fiscal 2024 are expected to consist primarily of capital expenditures for investments in new stores, distribution capacity and technology. Total capital expenditures for fiscal 2024 are expected to be approximately $290 million.

The following table summarizes current and long-term material cash requirements as of November 26, 2023:

	Material Cash Requirements
	Total	2024	2025	2026	2027	2028	Thereafter

	(Dollars in millions)
Short-term and long-term debt obligations	$1,030	$12	$—	$—	$518	$—	$500
Interest(1)	197	47	37	35	22	18	38
Future minimum payments(2)	1,344	279	228	186	148	114	389
Inventory purchase commitments(3)	720	714	6	—	—	—	—
Purchase obligations(4)	415	116	75	67	40	28	89
Postretirement obligations(5)	42	6	6	5	5	4	16
Pension obligations(6)	133	17	13	13	13	13	64
Long-term employee related benefits(7)	117	14	6	5	4	4	84
Total	$3,998	$1,205	$371	$311	$750	$181	$1,180
______________
(1)Interest obligations are computed using constant interest rates until maturity.
(2)Amounts reflect contractual obligations relating to our existing leased facilities as of November 26, 2023, and therefore do not reflect our planned future openings of company-operated retail stores. For more information, see “Item 2 – Properties.”
(3)Inventory purchase commitments represent agreements to purchase fixed or minimum quantities of goods, including fabric commitments, at determinable prices.
(4)Amounts reflect estimated commitments of $131 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium, and $269 million for human resources, advertising, information technology and other professional services. In January 2024, the Company entered into an agreement to extend the sponsorship deal for Levi's® Stadium for an additional 10 years. This extension will add estimated commitments of $175 million after 2028 to the amounts presented in the table above.
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
(6)The amounts presented in the table represent an estimate of our projected contributions to the plans for the next ten years based on information provided by our plans' actuaries. For U.S. qualified plans, these estimates can exceed the projected annual minimum required contributions in an effort to level out potential future funding requirements and provide annual funding flexibility. The 2024 contribution amounts will be recalculated at the end of the plans' fiscal years, which for our U.S. pension plan is at the beginning of our third fiscal quarter. Accordingly, actual contributions may differ materially from those presented here, based on factors such as changes in discount rates and the valuation of pension assets. For more information, see Note 10 to our audited consolidated financial statements included in this report.
(7)Long-term employee-related benefits primarily relate to the current and non-current portion of deferred compensation arrangements and workers' compensation. We estimated these payments based on prior experience and forecasted activity for these items. For more information, see Note 10 to our audited consolidated financial statements included in this report.
The above table does not include amounts related to our uncertain tax positions of $42.3 million. We do not anticipate a material effect on our liquidity as a result of payments in future periods of liabilities for uncertain tax positions. Based on the fair value of our capital stock and the number of shares outstanding as of November 26, 2023, future payments related to shares surrendered for employee tax withholding on the exercise or vesting of outstanding equity awards could range up to approximately $30 million, which could become payable in 2024.
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

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions)
Cash provided by operating activities	$435.5	$228.1
Cash used for investing activities	(240.7)	(235.7)
Cash used for financing activities	(214.1)	(365.4)
Cash and cash equivalents as of fiscal year end	398.8	429.6
Cash flows from operating activities
Cash provided by operating activities was $435.5 million for fiscal year 2023, as compared to $228.1 million for fiscal year 2022. The increase in cash provided by operating activities in fiscal year 2023 is primarily driven by lower spending on inventory and employee incentives, partially offset by higher spending on SG&A expenses, and lower collections on trade receivables.
Cash flows from investing activities
Cash used for investing activities was $240.7 million for fiscal year 2023, as compared to $235.7 million for fiscal year 2022. The increase in cash used for investing activities is due to higher payments incurred for capital expenditures during fiscal year 2023, partially offset by higher proceeds from short-term investments.
Cash flows from financing activities
Cash used for financing activities was $214.1 million for fiscal year 2023, as compared to $365.4 million for fiscal year 2022. Cash used in 2023 primarily reflects dividend payments of $190.5 million. Cash used in fiscal year 2022 primarily reflects dividend payments of $174.3 million and common stock repurchases of $175.7 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of November 26, 2023, 100% was fixed-rate debt, net of capitalized debt issuance costs. As of November 26, 2023, our required aggregate debt principal payments of $1.0 billion begin in 2027. Short-term borrowings of $12.5 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 26, 2023.

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
SG&A expenses excluding changes in fair value on COVID-19 related charges, acquisition and integration related charges, impairment charges and early termination gains, net and restructuring related charges, severance and other, net.

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
Net income excluding loss on early extinguishment of debt, COVID-19 government subsidy gains, unrealized gains on marketable securities originating in prior years, charges related to the impact of changes in fair value on cash-settled stock-based compensation, COVID-19 related inventory costs and other charges, acquisition and integration related charges, and restructuring and restructuring related charges, severance and other, net, and re-measurement of our deferred tax assets and liabilities based on the lower rates as a result of the Tax Cuts and Jobs Act (“Tax Act”), adjusted to give effect to the income tax impact of such adjustments.

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
•all of these non-GAAP financial measures exclude acquisition and integration charges, and restructuring and restructuring related charges, severance and other, net which can affect our current and future cash requirements;
•all of these non-GAAP financial measures exclude certain other SG&A expense items, which include severance, transaction and deal related costs, including acquisition and integration costs which can affect our current and future cash requirements;
•all of these non-GAAP financial measures exclude certain other SG&A expense items, which include non-cash property and equipment and right-of-use asset impairment charges. The store-related assets being impaired may still be in use, resulting in lower recurring expenses of depreciation of property and equipment and right-of-use asset amortization. Although property and equipment impairment charges are non-cash expenses, the assets being impaired may need to be replaced in the future which can affect our current and future cash requirements;
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

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions)
Most comparable GAAP measure:
Gross profit	$3,515.7	$3,548.8

Non-GAAP measure:
Gross profit	3,515.7	3,548.8
COVID-19 related inventory costs	—	1.4
Acquisition related charges (1)	—	2.0
Adjusted gross profit	$3,515.7	$3,552.2

Gross margin	56.9%	57.5%
Adjusted gross margin	56.9%	57.6%
_____________
(1)    Acquisition related charges include the inventory markup above historical carrying value associated with the Beyond Yoga® acquisition.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions)
Most comparable GAAP measure:
Selling, general and administrative expenses	$3,072.2	$2,890.7

Non-GAAP measure:
Selling, general and administrative expenses	3,072.2	2,890.7
Impact of changes in fair value on cash-settled stock-based compensation	—	(0.6)
COVID-19 related charges	—	(3.9)
Acquisition and integration related charges(1)	(5.0)	(6.0)
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	(63.4)	(21.6)
Restructuring and restructuring related charges, severance and other, net(3)	(42.9)	(19.4)
Adjusted SG&A	$2,960.9	$2,839.2

SG&A margin	49.7%	46.9%
Adjusted SG&A margin	47.9%	46.0%
_____________
(1)Acquisition and integration related charges includes SG&A expenses associated with the Beyond Yoga® acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.

(2)For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects. For the year ended November 27, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes impairment of $4.1 million related to property, plant and equipment and $33.3 million related to certain store right-of-use assets offset by a $15.8 million gain on the early termination of store leases, all related to the Russia-Ukraine crisis.
(3)For the year ended November 26, 2023, restructuring and restructuring related charges, severance and other, net primarily relates to net restructuring charges of $20.3 million, other executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, costs associated with the wind-down of the Russia business, including severance of $3.8 million. For the year ended November 27, 2022, restructuring and restructuring related charges, severance and other, net primarily includes net restructuring charges of $9.1 million and $7.3 million of charges related to the Russia-Ukraine crisis.
Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions)
Most comparable GAAP measure:
Net income	$249.6	$569.1

Non-GAAP measure:
Net income	249.6	569.1
Income tax expense	15.6	80.5
Interest expense	45.9	25.7
Other expense (income), net	42.2	(28.8)
Impact of changes in fair value on cash-settled stock-based compensation	—	0.6
COVID-19 related inventory costs and other charges(1)	—	5.3
Acquisition and integration related charges(2)	5.0	8.0
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(3)	63.4	21.6
Goodwill and other intangible asset impairment charges(4)	90.2	11.6
Restructuring and restructuring related charges, severance and other, net(5)	42.9	19.4
Adjusted EBIT	$554.8	$713.0
Depreciation and amortization(6)	160.8	154.5
Adjusted EBITDA	$715.6	$867.5

Net income margin	4.0%	9.2%
Adjusted EBIT margin	9.0%	11.6%
_____________
(1)For the year ended November 27, 2022, COVID-19 related inventory costs and other charges includes $1.4 million in inventory related charges and $3.9 million in SG&A related charges.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga® acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(3)For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects. For the year ended November 27, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes impairment of $4.1 million related to property, plant and equipment and $33.3 million related to certain store right-of-use assets offset by a $15.8 million gain on the early termination of store leases, all related to the Russia-Ukraine crisis.

(4)For the year ended November 26, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark. During the year ended November 27, 2022, we recognized impairment charges of $11.6 million related to goodwill assigned to the Russia business.
(5)For the year ended November 26, 2023, restructuring and restructuring related charges, severance and other, net primarily relates to net restructuring charges of $20.3 million, other executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, costs associated with the wind-down of the Russia business, including severance of $3.8 million. For the year ended November 27, 2022, restructuring and restructuring related charges, severance and other, net primarily includes net restructuring charges of $9.1 million and $7.3 million of charges related to the Russia-Ukraine crisis.
(6)Depreciation and amortization for the years ended November 26, 2023 and November 27, 2022 is net of $0.4 million and $0.3 million, respectively, of amortization included in Restructuring and restructuring related charges, severance and other, net.

Adjusted Net Income:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Net income	$249.6	$569.1

Non-GAAP measure:
Net income	249.6	569.1
Impact of changes in fair value on cash-settled stock-based compensation	—	0.6
COVID-19 related inventory costs and other charges(1)	—	(7.2)
Acquisition and integration related charges(2)	5.0	8.0
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(3)	63.4	21.6
Goodwill and other intangible asset impairment charges(4)	90.2	11.6
Restructuring and restructuring related charges, severance and other, net(5)	42.9	19.4
U.S. Pension settlement loss(6)	19.0	—
Unrealized gain on equity securities(7)	—	(19.9)
Tax impact of adjustments(8)	(29.4)	0.7
Adjusted net income	$440.7	$603.9

Net income margin	4.0%	9.2%
Adjusted net income margin	7.1%	9.8%
_____________
(1)For the year ended November 27, 2022, the net reduction in costs incurred in connection with COVID-19 includes a $12.5 million gain reflecting a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years, $1.4 million in inventory related charges and $3.9 million in SG&A related charges.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga® acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(3)For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects. For the year ended November 27, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes impairment of $4.1 million related to property, plant and equipment and $33.3 million related to certain store right-of-use assets offset by a $15.8 million gain on the early termination of store leases, all related to the Russia-Ukraine crisis.
(4)For the year ended November 26, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark. During the year ended November 27, 2022, we recognized impairment charges of $11.6 million related to goodwill assigned to the Russia business.
(5)For the year ended November 26, 2023, restructuring and restructuring related charges, severance and other, net primarily relates to net restructuring charges of $20.3 million, other executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, costs associated with the wind-down of the Russia business, including severance of $3.8 million. For the year ended November 27, 2022, restructuring and restructuring related charges, severance and other, net primarily includes net restructuring charges of $9.1 million and $7.3 million of charges related to the Russia-Ukraine crisis.
(6)For the year ended November 26, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)The unrealized gains on marketable equity securities is related to an out-of-period adjustment recognized in the fourth quarter of 2022. Refer to Note 1 for details.
(8)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. For the year ended November 26, 2023 , the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga® impairment charges, the effective tax rate for year ended November 26, 2023 is approximately 10%. For the year ended November 27, 2022, $4.0 million of incremental tax expense associated with the out-of-period adjustment recognized in the fourth quarter of 2022 have been excluded. Charges associated with the Russia-Ukraine crisis are non-deductible and therefore have not been tax effected. Refer to Note 18 for more information on the effective tax rate.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Diluted earnings per share	$0.62	$1.41

Non-GAAP measure:
Diluted earnings per share	$0.62	$1.41
COVID-19 related inventory costs and other charges(1)	—	(0.02)
Acquisition and integration related charges(2)	0.01	0.02
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(3)	0.16	0.06
Goodwill and other intangible asset impairment charges(4)	0.22	0.03
Restructuring and restructuring related charges, severance and other, net(5)	0.11	0.05
U.S. Pension settlement loss(6)	0.05	—
Unrealized gain on equity securities(7)	—	(0.05)
Tax impact of adjustments(8)	(0.07)	—
Adjusted diluted earnings per share	$1.10	$1.50
_____________
(1)For the year ended November 27, 2022, the net reduction in costs incurred in connection with COVID-19 includes a $12.5 million gain reflecting a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years, $1.4 million in inventory related charges and $3.9 million in SG&A related charges.
(2)Acquisition and integration related charges includes the inventory markup above historical carrying value as well as SG&A expenses associated with the Beyond Yoga® acquisition, including acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees.
(3)For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects. For the year ended November 27, 2022, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes impairment of $4.1 million related to property, plant and equipment and $33.3 million related to certain store right-of-use assets offset by a $15.8 million gain on the early termination of store leases, all related to the Russia-Ukraine crisis.
(4)For the year ended November 26, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark. During the year ended November 27, 2022, we recognized impairment charges of $11.6 million related to goodwill assigned to the Russia business.
(5)For the year ended November 26, 2023, restructuring and restructuring related charges, severance and other, net primarily relates to net restructuring charges of $20.3 million, other executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, costs associated with the wind-down of the Russia business, including severance of $3.8 million. For the year ended November 27, 2022, restructuring and restructuring related charges, severance and other, net primarily includes net restructuring charges of $9.1 million and $7.3 million of charges related to the Russia-Ukraine crisis.
(6)For the year ended November 26, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)The unrealized gains on marketable equity securities is related to an out-of-period adjustment recognized in the fourth quarter of 2022. Refer to Note 1 for details.
(8)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. For the year ended November 26, 2023 , the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga® impairment charges, the effective tax rate for year ended November 26, 2023 is approximately 10%. For the year ended November 27, 2022, $4.0 million of incremental tax expense associated with the out-of-period adjustment recognized in the fourth quarter of 2022 have been excluded. Charges associated with the Russia-Ukraine crisis are non-deductible and therefore have not been tax effected. Refer to Note 18 for more information on the effective tax rate.

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

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Most comparable GAAP measure:
Total debt, excluding finance leases	$1,021.9	$996.2

Non-GAAP measure:
Total debt, excluding finance leases	$1,021.9	$996.2
Cash and cash equivalents	(398.8)	(429.6)
Short-term investments in marketable securities	—	(70.6)
Net debt	$623.1	$496.0
The following table presents a reconciliation of total debt, excluding capital leases, the most directly comparable financial measure calculated in accordance with GAAP, to leverage ratio for each of the periods presented.

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Total debt, excluding finance leases	$1,021.9	$996.2
Last twelve months Adjusted EBITDA	$715.6	$867.5
Leverage ratio	1.4	1.1

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

	Year Ended
	November 26, 2023	November 27, 2022

	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$435.5	$228.1
Net cash used for investing activities	(240.7)	(235.7)
Net cash used for financing activities	(214.1)	(365.4)

Non-GAAP measure:
Net cash provided by operating activities	$435.5	$228.1
Purchases of property, plant and equipment	(315.5)	(268.3)
Adjusted free cash flow	$120.0	$(40.2)

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
Constant-Currency Net Revenues:
The table below sets forth the calculation of net revenues on a constant-currency basis for each of the periods presented.

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)

	(Dollars in millions)
Total revenues
As reported	$6,179.0	$6,168.6	0.2%
Impact of foreign currency exchange rates	—	(0.7)	*
Constant-currency net revenues	$6,179.0	$6,167.9	0.2%

Americas
As reported	$3,086.9	$3,187.4	(3.2)%
Impact of foreign currency exchange rates	—	33.5	*
Constant-currency net revenues - Americas	$3,086.9	$3,220.9	(4.2)%

Europe
As reported	$1,579.5	$1,597.2	(1.1)%
Impact of foreign currency exchange rates	—	16.5	*
Constant-currency net revenues - Europe	$1,579.5	$1,613.7	(2.1)%

Asia
As reported	$1,059.7	$952.1	11.3%
Impact of foreign currency exchange rates	—	(56.6)	*
Constant-currency net revenues - Asia	$1,059.7	$895.5	18.3%

Other Brands
As reported	$452.9	$431.9	4.9%
Impact of foreign currency exchange rates	—	5.8	*
Constant-currency net revenues - Other Brands	$452.9	$437.7	3.5%
_____________
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT Margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)

	(Dollars in millions)
Adjusted EBIT(1)	$554.8	$713.0	(22.2)%
Impact of foreign currency exchange rates	—	5.7	*
Constant-currency Adjusted EBIT	$554.8	$718.7	(22.8)%

Adjusted EBIT margin	9.0%	11.6%	(22.4)%
Impact of foreign currency exchange rates	—	0.1%	*
Constant-currency Adjusted EBIT margin(2)	9.0%	11.7%	(23.1)%
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

	Year Ended
	November 26, 2023	November 27, 2022	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$440.7	$603.9	(27.0)%
Impact of foreign currency exchange rates	—	20.1	*
Constant-currency Adjusted net income	$440.7	$624.0	(29.4)%
Constant-currency Adjusted net income margin(2)	7.1%	10.1%

Adjusted diluted earnings per share	$1.10	$1.50	(26.7)%
Impact of foreign currency exchange rates	—	0.05	*
Constant-currency adjusted diluted earnings per share	$1.10	$1.55	(29.0)%
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
Sales returns and allowances.  Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. We recognize allowances for estimated returns in the period in which the related sale is recorded. These estimates are calculated based on a history of actual returns, estimated future returns and information regarding retailer inventory levels. In addition, allowances for estimated returns may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We recognize allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. These estimates are calculated using the most likely amount method. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific customer and product-specific facts and circumstances related to the current period. The determination of sales allowances is considered a critical accounting estimate because significant judgement is required to estimate sales volume and demand. Actual allowances may differ from estimates due to changes in sales volume based on wholesale customer or consumer demand and changes in customer and product-specific circumstances.
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
We review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all indefinite-lived assets and reporting units except for the Beyond Yoga® indefinite-lived assets and reporting unit, which is performed in the third quarter.
When testing goodwill and indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For goodwill, if necessary, we perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For indefinite-lived intangible assets, if necessary, we perform a quantitative impairment test by comparing the fair value of the asset with the asset's carrying amount and record an impairment charge for the difference between the fair value and carrying amount of the indefinite-lived intangible asset. For fiscal 2023, we elected to perform a qualitative assessment for the goodwill in certain of our reporting units and certain indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors, as of the test date, to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.
For our other reporting units and indefinite-lived intangible assets, including Beyond Yoga®, a quantitative assessment was performed. Determination of the fair value of a reporting unit and indefinite-lived intangible asset is based on management’s assessment, using industry accepted valuation models. Third-party valuation specialists are engaged when necessary. This determination is judgmental in nature and often involves the use of significant estimates and assumptions, which may include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value, a royalty rate and a discount rate. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. Furthermore, estimating the fair value requires us to make assumptions and estimates regarding not only our future plans, but industry and other market conditions outside of our control. Given the uncertainty of global economic conditions, those estimates could be significantly different than future performance.
The Beyond Yoga® reporting unit assets and liabilities, including the intangible assets, were established in the fourth quarter of 2021 at the fair value on the acquisition date. Based on the annual assessment in 2023, the carrying values of the reporting unit and the trademark intangible asset exceeded its estimated fair value, resulting in impairment charges being taken for the carrying values of the reporting unit and trademark intangible asset to approximate their respective approximate fair values. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the reporting unit, the intangible assets, or both might continue to decline and lead to additional impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to the macroeconomic factors and other strategic initiatives to drive increased profitability. Given that carrying value approximates fair value, if profitability trends decline over time from those that are expected, it is possible that an interim test, or our annual impairment test, could result in additional impairment of the related assets. Our other reporting units and intangible assets, primarily related to the 1985 acquisition of the Company by Levi Strauss Associates Inc., had substantial fair value in excess of carrying value.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets, see Note 1: Significant Accounting Policies - Goodwill and Intangible Assets. For further discussion of the impairment charges taken in 2023, see Note 5: Goodwill and Other Intangible Assets.
Income tax.  Significant judgment is required in determining our global income tax provision, therefore, the determination of our income tax provision is considered a critical accounting estimate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for a valuation allowance.
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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 26, 2023, we had forward foreign exchange contracts, of which $946.3 million were contracts to buy and $741.1 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2025.
As of November 27, 2022, we had forward foreign exchange contracts to buy $649.7 million and to sell $505.7 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2024.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 26, 2023 and November 27, 2022. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2025.

	As of November 26, 2023			As of November 27, 2022
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value

	(Dollars in millions)
Currency
Australian Dollar	0.67	$4.2	$0.7	0.69	$(2.8)	$0.4
Brazilian Real	5.21	5.1	(0.2)	5.12	6.8	0.4
Canadian Dollar	1.34	7.2	0.2	1.30	95.9	2.1
Swiss Franc	0.88	(19.1)	0.1	0.93	(7.2)	—
Chilean Peso	916.55	12.0	(0.4)	924.50	11.3	0.3
Czech Koruna	22.64	(1.0)	—	23.54	(1.3)	—
Danish Krone	6.85	(1.6)	—	7.10	(1.4)	—
Euro	1.10	62.5	5.5	1.08	(104.8)	9.9
British Pound Sterling	1.22	135.7	(2.0)	1.20	95.1	0.7
Hong Kong Dollar	7.80	2.8	—	7.82	6.8	—
Hungarian Forint	351.37	(4.8)	—	403.53	(3.4)	—
Japanese Yen	133.60	34.0	1.7	126.47	31.7	1.4
South Korean Won	1,299.63	—	—	1,269.54	23.2	0.8
Mexican Peso	18.14	(20.3)	(1.0)	20.92	(17.2)	(3.2)
Norwegian Krone	10.93	(1.4)	—	9.96	(1.0)	—
New Zealand Dollar	0.60	(5.4)	0.1	0.62	(5.6)	0.1
Polish Zloty	4.03	(0.9)	—	4.61	1.6	—
Swedish Krona	10.36	(3.9)	—	10.04	16.3	0.5
Total		$205.1	$4.7		$144.0	$13.4

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 26, 2023							As of November 27, 2022 Total
	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total

	(Dollars in millions)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500.0	$500.0	$500.0
Average Interest Rate	—	—	—	—	—	3.50%	3.50%	3.50%
Fixed Rate (Euro 475 million)	—	—	—	517.8	—	—	517.8	494.5
Average Interest Rate	—	—	—	3.375%	—	—	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$517.8	$—	$500.0	$1,017.8	$994.5
______________
(1)Excluded from this table are other short-term borrowings of $12.5 million as of November 26, 2023, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next 12 months or refinance at the end of their applicable terms. All of the $12.5 million was fixed-rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 26, 2023 and November 27, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended November 26, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 26, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 26, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 26, 2023 and November 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 26, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 26, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill and Trademark Impairment Assessments - Beyond Yoga
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated balances of goodwill and trademarks were $303.7 million and $243.9 million, respectively, as of November 26, 2023, of which $48.2 million and $201.1 million, respectively, relate to Beyond Yoga. Management tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount of assets may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all reporting units and indefinite-lived assets except Beyond Yoga, which is performed in the third quarter. During the third quarter of 2023, as part of the annual impairment assessment, management performed a single step quantitative impairment test for Beyond Yoga by comparing the fair value of the reporting unit and trademark with their carrying amount and recorded an impairment charge for the amount that the carrying amount exceeded the fair value. As part of the annual impairment assessment, management concluded the carrying values of the Beyond Yoga reporting unit and trademark exceeded their respective estimated fair values by $75.4 million and $14.8 million, which were recorded as noncash impairment charges to goodwill and the trademark, respectively. Management assessed the fair value of the Beyond Yoga reporting unit using the discounted cash flow method under the income approach, and the significant assumptions used in the assessment of the reporting unit include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value, and a discount rate. The estimated fair value of the Beyond Yoga trademark was determined using the relief-from-royalty method, and the significant assumptions used in the assessment of the trademark include revenue growth rates, a discount rate, and a royalty rate.
The principal considerations for our determination that performing procedures relating to the annual goodwill and trademark impairment assessments for Beyond Yoga is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit and trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rate for the reporting unit, and revenue growth rates, discount rate, and royalty rate for the trademark; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and trademark impairment assessments for Beyond Yoga. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting unit and trademark; (ii) evaluating the appropriateness of the discounted cash flow and relief-from-royalty methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and discount rate for the reporting unit, and revenue growth rates, discount rate, and royalty rate for the trademark. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Beyond Yoga brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and relief-from-royalty methods and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 25, 2024
We have served as the Company’s auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 26, 2023	November 27, 2022

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$398.8	$429.6
Short-term investments in marketable securities	—	70.6
Trade receivables, net	752.7	697.0
Inventories	1,290.1	1,416.8
Other current assets	196.0	213.9
Total current assets	2,637.6	2,827.9
Property, plant and equipment, net	680.7	622.8
Goodwill	303.7	365.7
Other intangible assets, net	267.6	286.7
Deferred tax assets, net	729.5	625.0
Operating lease right-of-use assets, net	1,033.9	970.0
Other non-current assets	400.6	339.7
Total assets	$6,053.6	$6,037.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	567.9	657.2
Accrued salaries, wages and employee benefits	214.9	246.7
Accrued sales returns and allowances	189.8	180.0
Short-term operating lease liabilities	245.5	235.7
Other accrued liabilities	569.4	662.0
Total current liabilities	1,787.5	1,981.6
Long-term debt	1,009.4	984.5
Postretirement medical benefits	33.6	36.3
Pension liabilities	111.1	113.1
Long-term employee related benefits	102.2	104.9
Long-term operating lease liabilities	913.1	859.1
Other long-term liabilities	50.3	54.6
Total liabilities	4,007.2	4,134.1

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized; 102,104,670 shares and 96,028,351 shares issued and outstanding as of November 26, 2023 and November 27, 2022, respectively; and 422,000,000 Class B shares authorized, 295,243,353 shares and 297,703,442 shares issued and outstanding, as of November 26, 2023 and November 27, 2022, respectively	0.4	0.4
Additional paid-in capital	686.7	625.6
Accumulated other comprehensive loss	(390.9)	(421.7)
Retained earnings	1,750.2	1,699.4
Total stockholders’ equity	2,046.4	1,903.7
Total liabilities and stockholders’ equity	$6,053.6	$6,037.8
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions, except per share amounts)
Net revenues	$6,179.0	$6,168.6	$5,763.9
Cost of goods sold	2,663.3	2,619.8	2,417.2
Gross profit	3,515.7	3,548.8	3,346.7
Selling, general and administrative expenses	3,072.2	2,890.7	2,660.5
Goodwill and other intangible asset impairment charges	90.2	11.6	—
Operating income	353.3	646.5	686.2
Interest expense	(45.9)	(25.7)	(72.9)
Loss on early extinguishment of debt	—	—	(36.5)
Other (expense) income, net	(42.2)	28.8	3.4
Income before income taxes	265.2	649.6	580.2
Income tax expense	15.6	80.5	26.7
Net income	$249.6	$569.1	$553.5
Earnings per common share attributable to common stockholders:
Basic	$0.63	$1.43	$1.38
Diluted	$0.62	$1.41	$1.35
Weighted-average common shares outstanding:
Basic	397,208,535	397,341,137	401,634,760
Diluted	401,723,167	403,844,782	409,778,169

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Net income	$249.6	$569.1	$553.5
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	34.6	22.1	35.1
Derivative instruments	(61.0)	36.1	69.7
Foreign currency translation gains (losses)	66.2	(65.0)	(51.0)
Unrealized gains (losses) on marketable securities	0.8	(0.7)	5.7
Available-for-sale security adjustments	—	(19.9)	—
Total other comprehensive income (loss), before related income taxes	40.6	(27.4)	59.5
Income tax (expense) benefit related to items of other comprehensive income (loss)	(9.8)	3.0	(12.4)
Comprehensive income, net of income taxes	$280.4	$544.7	$600.6

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

	(Dollars in millions)
Balance at November 29, 2020	$0.4	$626.2	$1,114.3	$(441.4)	$1,299.5
Net Income	—	—	553.5	—	553.5
Other comprehensive income, net of tax	—	—	—	47.0	47.0
Stock-based compensation and dividends, net	—	60.1	(0.1)	—	60.0
Employee stock purchase plan	—	7.7	—	—	7.7
Repurchase of common stock	—	—	(88.4)	—	(88.4)
Tax withholdings on equity awards	—	(109.2)	—	—	(109.2)
Cash dividends paid ($0.26 per share)	—	—	(104.4)	—	(104.4)
Balance at November 28, 2021	0.4	584.8	1,474.9	(394.4)	1,665.7
Net income	—	—	569.1	—	569.1
Other comprehensive loss, net of tax	—	—	—	(24.4)	(24.4)
Stock-based compensation and dividends, net	—	60.8	(0.1)	—	60.7
Employee stock purchase plan	—	9.0	—	—	9.0
Repurchase of common stock	—	—	(173.1)	—	(173.1)
Tax withholdings on equity awards	—	(29.0)	—	—	(29.0)
Adjustment of accumulated other comprehensive gain to retained earnings for available-for-sale securities	—	—	2.9	(2.9)	—
Cash dividends paid ($0.44 per share)	—	—	(174.3)	—	(174.3)
Balance at November 27, 2022	0.4	625.6	1,699.4	(421.7)	1,903.7
Net income	—	—	249.6	—	249.6
Other comprehensive income, net of tax	—	—	—	30.8	30.8
Stock-based compensation and dividends, net	—	74.6	(0.2)	—	74.4
Employee stock purchase plan	—	9.0	—	—	9.0
Repurchase of common stock	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	(22.5)	—	—	(22.5)
Cash dividends paid ($0.48 per share)	—	—	(190.5)	—	(190.5)
Balance at November 26, 2023	$0.4	$686.7	$1,750.2	$(390.9)	$2,046.4
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$249.6	$569.1	$553.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.3	158.9	143.2
Goodwill and other intangible asset impairment	90.2	11.6	—
Property, plant, equipment and right-of-use asset impairment, and gain/loss on early lease terminations, net	66.4	26.2	21.9
Stock-based compensation	74.4	60.8	60.1
Benefit from deferred income taxes	(104.3)	(59.8)	(87.9)
Loss on early extinguishment of debt	—	—	36.4
Other, net	2.4	11.6	33.9
Net change in operating assets and liabilities	(108.5)	(550.3)	(23.8)
Net cash provided by operating activities	435.5	228.1	737.3
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(315.5)	(268.3)	(166.9)
Payments for business acquisition	(12.1)	—	(390.9)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	16.1	12.4	(17.9)
Payments to acquire short-term investments	—	(72.8)	(123.0)
Proceeds from sale, maturity and collection of short-term investments	70.8	93.0	126.9
Net cash used for investing activities	(240.7)	(235.7)	(571.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	—	489.3
Repayments of long-term debt including extinguishment costs	—	—	(1,023.3)
Proceeds from senior revolving credit facility	200.0	404.0	—
Repayments of senior revolving credit facility	(200.0)	(404.0)	—
Repurchase of common stock	(8.1)	(175.7)	(85.9)
Tax withholdings on equity awards	(22.5)	(29.0)	(109.3)
Dividend to stockholders	(190.5)	(174.3)	(104.4)
Other financing, net	7.0	13.6	(7.3)
Net cash used for financing activities	(214.1)	(365.4)	(840.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11.6)	(7.6)	(11.6)
Net decrease in cash and cash equivalents and restricted cash	(30.9)	(380.6)	(687.0)
Beginning cash and cash equivalents, and restricted cash	430.0	810.6	1,497.6
Ending cash and cash equivalents, and restricted cash	399.1	430.0	810.6
Less: Ending restricted cash	(0.3)	(0.4)	(0.3)
Ending cash and cash equivalents	$398.8	$429.6	$810.3

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$59.6	$93.3	$72.3

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$42.8	$37.5	$54.4
Cash paid for income taxes during the period, net of refunds	89.3	129.3	109.6
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
The Company’s fiscal year ends on the Sunday that is closest to November 30 of that year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal years 2023, 2022 and 2021 were 52-week years, ending on November 26, 2023, November 27, 2022 and November 28, 2021, respectively. Each quarter of fiscal years 2023, 2022 and 2021 consisted of 13 weeks. All references to years relate to fiscal years rather than calendar years.
COVID-19 Update
In fiscal year 2020, the World Health Organization declared COVID-19 a global pandemic and government authorities around the world imposed lockdowns and restrictions. The COVID-19 pandemic continued to affect the Company's business and results of operations during 2021 and 2022, although to a lesser extent than in 2020. During 2021, company-operated stores and third-party retail locations throughout various markets were impacted by temporary closures, reduced hours and reduced occupancy levels. During 2022, temporary store closures and reduced traffic were mainly limited within China as a result of their zero-tolerance policy shutdowns while most of the Company's company-operated stores and wholesale customer doors across other markets remained open throughout the year. During 2023, company-operated stores and wholesale customer doors were open.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Out-of-Period Adjustment
For the year ended November 27, 2022, the Company's results include an out-of-period adjustment, which increased other (expense) income, net by $19.9 million and income tax expense by $4.0 million. Basic and diluted earnings per share both increased by $0.04 per share. This item, which originated in prior years, relates to the correction of the treatment of unrealized gains and losses on marketable equity securities, previously recorded as available-for-sale equity securities and reflected as a component of comprehensive income, held in an irrevocable grantor’s rabbi trust in connection with the Company's deferred compensation plan. Additionally, $2.9 million was reclassified from accumulated other comprehensive (loss) income to retained earnings in the statement of stockholders’ equity to reflect the adoption of an accounting standard. The Company has evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that the correction of this amount was not material to the year ended November 27, 2022 or the periods in which they originated, including quarterly reporting.
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
Derivative Instruments and Hedging Activities
The Company records all derivatives at fair value, which are included in “Other current assets”, “Other non-current assets”, “Other accrued liabilities” or “Other long-term liabilities” on the Company’s consolidated balance sheets. The portion of the fair value that represents cash flow occurring within one year is classified as current and the portion related to cash flows occurring beyond one year is classified as non-current. The cash flows from the designated derivative instruments used as hedges are classified in the Company's consolidated statements of cash flows in the same section as the cash flows of the hedged item.
Designated Cash Flow Hedges
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. The Company’s global sourcing organization uses the U.S. dollar as its functional currency and is primarily exposed to changes in functional currency equivalent cash flows from anticipated inventory purchases, as it procures inventory on behalf of subsidiaries with the Euro, Australian Dollar and Japanese Yen functional currencies. The Company's Mexico subsidiary uses the Mexican Peso as its functional currency and is exposed as it procures inventory in the U.S. Dollar. Additionally, a European subsidiary uses Euros as its functional currency and is exposed to anticipated non-functional currency denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in cost of goods sold for hedges of anticipated inventory purchases and in net revenues for hedges of anticipated sales on a straight-line basis over the life of the contract. In each accounting period, differences between the change in fair value of the forward points and the amount recognized on a straight-line basis is recognized in “Other comprehensive (loss) income.”

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Net Investment Hedges
The Company designates certain non-derivative instruments as net investment hedges to hedge the Company's net investment position in certain of its foreign subsidiaries. For these instruments, the Company documents the hedge designation by identifying the hedging instrument, the nature of the risk being hedged and the approach for measuring hedge effectiveness.
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in “Other (expense) income, net” in the Company’s consolidated statements of income.
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
The allowance for credit losses was $5.7 million and $7.5 million as of November 26, 2023 and November 27, 2022, respectively.
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
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement on a straight-line basis, typically a three to seven year period. Capitalized amounts related to such arrangements are recorded within other current assets and other non-current assets in the consolidated balance sheets.
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
Goodwill and Other Intangible Assets
Goodwill resulted primarily from the acquisition of Beyond Yoga® in 2021, a 1985 acquisition of the Company by Levi Strauss Associates Inc., a former parent company that was subsequently merged into the Company in 1996, as well as other third-party acquisitions. Intangible assets comprise customer relationships and owned trademarks with definite and indefinite useful lives. Goodwill and indefinite-lived intangible assets are not amortized.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount of the assets may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all reporting units and indefinite-lived assets except Beyond Yoga®, which is performed in the third quarter.
When testing goodwill and indefinite-lived intangible assets for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, the Company can perform a single step quantitative impairment test by comparing the fair value of a reporting unit or indefinite-lived intangible asset with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to a reporting unit or the carrying amount of the indefinite-lived intangible asset.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for recurring arrangements. The Company records other costs associated with exit activities as they are incurred. The short-term portion and long-term portion of restructuring liabilities are included in “Other accrued liabilities” and “Other long term liabilities”, respectively, in the Company’s consolidated balance sheets.
Operating Leases
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space and equipment. The Company determines if an arrangement is a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. Incremental borrowing rates are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Incremental borrowing rates reflect the rate the lessee would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
The Company has elected to account for lease and non-lease components together as a single lease component in the measurement of ROU assets and lease liabilities. Variable lease payments are not included in the measurement of ROU assets and lease liabilities.
For leases with a lease term of 12 months or less, fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. See Note 13 for further discussion of the Company's leases.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 26, 2023 and November 27, 2022.
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
Benefits
The Company has several non-contributory defined benefit retirement plans covering eligible employees and non-qualified deferred compensation plans that covers certain eligible employees. The Company also provides certain health care benefits for U.S. employees who meet age, participation and length of service requirements at retirement. In addition, the Company sponsors other retirement or post-employment plans for its foreign employees in accordance with local government programs and requirements. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations.
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
The grant date fair value of the Company's stock appreciation right awards is estimated using the Black-Scholes valuation model. The grant date fair value of the Company's service based restricted stock units (“RSUs”) and non-market based performance RSUs is determined based on the fair value of the Company's common stock on the date of grant, adjusted to reflect the absence of dividend equivalents during vesting. The grant date fair value of the Company's market based performance RSUs is estimated using a Monte Carlo simulation valuation model.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
Due to the job function of the award recipients, the Company has included stock-based compensation expense in “Selling, general and administrative expenses” in the consolidated statements of income.
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
Foreign currency transactions are transactions denominated in a currency other than the entity's functional currency. At each balance sheet date, each entity remeasures the recorded balances related to foreign-currency transactions using the period-end exchange rate. Unrealized gains or losses arising from the remeasurement of these balances are recorded in “Other (expense) income, net” in the Company's consolidated statements of income. In addition, at the settlement date of foreign currency transactions, the realized foreign currency gains or losses are recorded in “Other (expense) income, net” in the Company's consolidated statements of income to reflect the difference between the rate effective at the settlement date and the historical rate at which the transaction was originally recorded.
Share Repurchases
On May 31, 2022, the board of directors of the Company approved a new share repurchase program that authorizes the repurchase of up to $750 million of the Company's Class A common stock. The previously approved $200 million share repurchase program was completed as of the end of the second quarter of 2022. During fiscal 2023, 0.5 million shares were repurchased for $8.1 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $17.97 per share. During fiscal 2022, 8.7 million shares were repurchased for $172.9 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $19.89 per share.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Revenue Recognition
Net sales includes sales within the wholesale and direct-to-consumer channels. Wholesale channel revenues includes sales to third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to the Company's brands. The Company also sells products directly to consumers, which are reflected in the direct-to-consumer (“DTC”) channel, through a variety of formats, including company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops located in department stores and other third-party retail locations.
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
Net sales to the Company's ten largest customers for fiscal year 2023, fiscal year 2022, and fiscal year 2021, totaled 28%, 31% and 32% of net revenues for those fiscal years, respectively. No customer represented 10% or more of net revenues in any of these years.
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For fiscal years 2023, 2022 and 2021, total advertising expense was $432.9 million, $463.7 million and $434.5 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $330.9 million, $304.7 million and $244.6 million for fiscal years 2023, 2022 and 2021, respectively.
Reclassification
Certain amounts on the consolidated income statements and statements of cash flow have been conformed to the November 26, 2023 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are a Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), have been grouped by their required effective dates for the Company:
First Quarter 2024
•In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This new guidance is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company has supplier financing agreements and will adopt the new disclosures, other than the rollforward disclosure, as required at the beginning of fiscal year 2024. The rollforward disclosures will be adopted as required at the beginning of fiscal year 2025.
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
Fourth Quarter 2025
•In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
First Quarter 2026
•In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 2: INVENTORIES
The following table presents the Company's inventory balances:

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Raw materials	$14.9	$12.3
Work-in-progress	4.2	4.7
Finished goods	1,271.0	1,399.8
Total inventories	$1,290.1	$1,416.8
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

	November 26, 2023	November 27, 2022

	(Dollars in millions)

Land	$8.4	$8.2
Buildings and leasehold improvements	551.9	498.0
Machinery and equipment	551.8	490.0
Capitalized internal-use software	683.3	682.2
Construction in progress	168.0	165.9
Subtotal	1,963.4	1,844.3
Accumulated depreciation	(1,282.7)	(1,221.5)
Property, plant & equipment, net	$680.7	$622.8
Depreciation expense for the years ended November 26, 2023, November 27, 2022, and November 28, 2021, was $160.9 million, $154.6 million and $142.1 million, respectively.
During fiscal year 2023 the Company recorded $49.3 million in charges related to the impairment of other property and equipment, primarily within capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative. Additionally, $20.5 million of charges were recognized, related to the impairment of buildings and leasehold improvements and machinery and equipment, of which $14.3 million was due to the impairment of certain store assets primarily driven by lower than average store performance for certain concept stores in the U.S. During fiscal year 2022 the Company recorded $6.4 million in charges primarily related to the impairment of certain long-lived assets as a result of the Russia-Ukraine crisis. During fiscal year 2021, the Company recorded $11.0 million in charges primarily related to the impairment of leasehold improvements and other property and equipment. The impairment charges are included in SG&A expenses in the accompanying consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
The Beyond Yoga® trademark, which is estimated to have an indefinite life, was valued as of the acquisition date at $216.0 million using the relief-from-royalty method. The relief-from-royalty method requires the use of significant estimates and assumptions, including projected future revenues, a hypothetical royalty rate, the expected economic life of the asset, tax rates and a discount rate that reflects the level of risk associated with the future earnings attributable to the asset.
The Company has not disclosed pro forma information of the combined business as the transaction is not material to revenue or net income.
In connection with the acquisition, the Company recognized certain acquisition-related expenses which are expensed as incurred. These expenses are recognized within SG&A expenses in the Company's consolidated statements of income and include the following amounts:
•transaction and integration costs, including fees for advisory and professional services incurred as part of the acquisition and integration costs subsequent to the acquisition; and
•acquisition-related compensation, including amounts due to sellers that are contingent upon continuing employment.
The following table summarizes the acquisition-related expenses recognized during fiscal years 2023, 2022 and 2021:

	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Acquisition-related expenses:
Transaction and integration costs	$—	$0.8	$2.8
Acquisition-related compensation	5.0	5.0	1.0
Total	$5.0	$5.8	$3.8
In connection with the acquisition, $15.0 million of consideration was deferred up to three years from the acquisition date, subject to the continued employment of certain continuing Beyond Yoga® employees through various vesting dates. The acquisition-related compensation is expensed over the vesting periods as service is provided, and consists of cash payments, which are included within “accrued salaries, wages and employee benefits” within the Company's consolidated balance sheets until payments are made.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 26, 2023 and November 27, 2022, were as follows:

	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 28, 2021	$231.4	$28.8	$3.0	$123.7	$386.9
Goodwill	231.4	28.8	3.0	123.7	386.9
Accumulated impairment losses	—	—	—	—	—
	$231.4	$28.8	$3.0	$123.7	$386.9
Impairment losses	—	(11.6)	—	—	(11.6)
Adjustments	—	—	—	(0.1)	(0.1)
Foreign currency fluctuation	(1.9)	(7.5)	(0.1)	—	(9.5)
Balance, November 27, 2022
Goodwill	229.5	21.3	2.9	123.6	377.3
Accumulated impairment losses	—	(11.6)	—	—	(11.6)
	$229.5	$9.7	$2.9	$123.6	$365.7
Impairment losses	—	—	—	(75.4)	(75.4)
Goodwill acquired during the year	1.1	10.8	—	—	11.9
Foreign currency fluctuation	1.1	0.5	(0.1)	—	1.5
Balance, November 26, 2023
Goodwill	231.7	32.6	2.8	123.6	390.7
Accumulated impairment losses	—	(11.6)	—	(75.4)	(87.0)
Balance, November 26, 2023	$231.7	$21.0	$2.8	$48.2	$303.7
_____________
(1)Comprised of the Beyond Yoga® reporting unit goodwill only.
Other intangible assets, net, were as follows:

	November 26, 2023			November 27, 2022
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks(1)	$243.9	$—	$243.9	$258.7	$—	$258.7
Amortized intangible assets:
Customer relationships and other	38.3	(14.6)	23.7	37.9	(9.9)	28.0
Total	$282.2	$(14.6)	$267.6	$296.6	$(9.9)	$286.7
_____________
(1)Includes the carrying value of the Beyond Yoga® trademark of $201.1 million, the Level 3 fair value as of the test date, which reflects the cumulative $14.8 million noncash impairment charge, all of which was taken in the third quarter of 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
2023 Impairment Testing
During the fourth quarter of 2023, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. The assessments did not determine that it was more-likely-than-not that the fair value of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
During the third quarter of 2023, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite-lived intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Beyond Yoga® reporting unit as of the test date, May 29, 2023, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The significant assumptions used in the assessment of the reporting unit include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. As a result of this assessment, we concluded that the carrying value of the Beyond Yoga® reporting unit exceeded the estimated fair value by $75.4 million, which was recorded as a noncash impairment charge to goodwill.
Prior to the assessment of the reporting unit, we concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined using the relief-from-royalty method. The significant assumptions used in the assessment of the trademark intangible asset include revenue growth rates, a discount rate and a royalty rate. Based on this assessment, we recorded a $14.8 million noncash impairment charge related to the Beyond Yoga® trademark.
Total impairment charges for the year ended November 26, 2023 were $90.2 million and were recorded within Goodwill and other intangible asset impairment charges on the accompanying consolidated statements of income. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions, resulting in an adverse impact on expected cash flows, as well as an increase in discount rates.
2022 Impairment Testing
In the second quarter of 2022, as a result of the Russia-Ukraine crisis, the Company reviewed the goodwill assigned to its Russia business for impairment and recorded $11.6 million of non-cash impairment charges within Goodwill and other intangible impairment charges on the accompanying consolidated statements of income.
For fiscal 2022, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. For certain of our reporting units and indefinite-lived intangible assets, including Beyond Yoga®, a quantitative assessment was performed during the third and fourth quarter of 2022. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The assessments did not determine that it was more-likely-than-not that the fair value of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
Amortization Expense
Customer relationships and other are amortized over five to eleven years. Amortization expense for the years ended November 26, 2023, November 27, 2022 and November 28, 2021 was $4.4 million, $4.3 million and $1.1 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Estimated amortization expense for each of the next five years is as follows:

November 26, 2023

(Dollars in millions)
2024	$4.4
2025	4.4
2026	4.0
2027	2.3
2028	2.3
Thereafter	6.3
Total	$23.7

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 26, 2023			November 27, 2022
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$78.7	$78.7	$—	$71.5	$71.5	$—
Short-term investments in marketable securities	—	—	—	70.6	—	70.6
Derivative instruments(3)	13.8	—	13.8	21.5	—	21.5
Total	$92.5	$78.7	$13.8	$163.6	$71.5	$92.1
Financial liabilities carried at fair value
Derivative instruments(3)	9.1	—	9.1	8.1	—	8.1
Total	$9.1	$—	$9.1	$8.1	$—	$8.1
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
The following table presents the amortized cost, gross unrealized gains (losses) and fair values of the Company’s available for sale investments:

	November 26, 2023				November 27, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in millions)
Short-term investments in marketable securities	$—	$—	$—	$—	$71.1	$0.3	$(0.8)	$70.6

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 26, 2023		November 27, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$518.3	$500.2	$493.9	$461.4
3.50% senior notes due 2031(1)	498.7	407.2	498.1	404.3
Short-term borrowings	12.6	12.6	11.7	11.7
Total	$1,029.6	$920.0	$1,003.7	$877.4
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of November 26, 2023, the Company had forward foreign exchange contracts derivatives to buy $946.3 million and to sell $741.1 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2025.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 26, 2023			November 27, 2022
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$6.0	$—	$6.0	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(7.1)	(7.1)	—	(7.2)	(7.2)
Total	$6.0	$(7.1)		$15.6	$(7.2)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$13.8	$(6.0)	$7.8	$21.5	$(15.6)	$5.9
Forward foreign exchange contracts(2)	7.1	(9.1)	(2.0)	7.2	(8.1)	(0.9)
Total	$20.9	$(15.1)		$28.7	$(23.7)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(517.8)		$—	$(494.5)
_____________
(1)Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Other accrued liabilities” or “Other long-term liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 26, 2023			November 27, 2022
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$26.9	$(13.1)	$13.8	$44.3	$(14.6)	$29.7
Financial liabilities	(22.2)	13.1	(9.1)	(30.9)	14.6	(16.3)
Total			$4.7			$13.4
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other (expense) income, net” in the Company’s consolidated statements of income:

	Amount of Gain or (Loss) Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net Income(1)
	As of November 26, 2023	As of November 27, 2022	Year Ended
			November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Foreign exchange risk contracts	$(15.0)	$22.6	$21.1	$20.8	$(19.3)
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—
Euro-denominated senior notes	(30.8)	(7.4)	—	—	—
Cumulative income taxes	19.0	7.2	—	—	—
Total	$(42.0)	$7.2
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
There was no hedge ineffectiveness for the year ended November 26, 2023. Within the next 12 months, $16.0 million of losses from cash flow hedges are expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Year ended
	November 26, 2023	November 27, 2022	November 28, 2021
	(Dollars in millions)
Amount of gain (loss) on Cash Flow Hedge Activity:
Net revenues	$1.0	$(1.3)	$(4.3)
Cost of goods sold	20.1	22.1	(15.0)
The table below provides data about the amount of gains and losses related to derivative instruments included in “Other (expense) income, net” in the Company’s consolidated statements of income:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021
	(Dollars in millions)
Forward foreign exchange contracts:
Realized gain (loss)(1)	$23.1	$(18.9)	$(9.7)
Unrealized gain (loss)	1.6	11.3	(5.1)
Total	$24.7	$(7.6)	$(14.8)
_____________
(1)The realized gain in fiscal year 2023 is primarily driven by the settlement of contracts to buy or sell the Euro where the U.S. Dollar weakened against the original contract rates. The realized loss in fiscal year 2022 is primarily driven the settlement of contracts on various currencies, mainly the Euro, as a result of the U.S. Dollar strengthening throughout the year against original contract rates. The realized loss in fiscal year 2021 is primarily driven by the settlement of contracts on various currencies, mainly the Euro, as well as the British Pound, Canadian Dollar and Mexican Peso, as result of the U.S. Dollar strengthening throughout the year against original contract rates. The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 8: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$177.7	$268.4
Taxes other than income taxes payable	63.3	53.2
Accrued property, plant and equipment	59.6	93.3
Accrued advertising and promotion	44.7	57.1
Accrued income taxes	41.8	13.1
Restructuring liabilities	16.6	9.8
Short-term debt	12.5	11.7
Accrued rent	9.9	9.1
Fair value derivatives	9.1	7.5
Accrued interest payable	8.2	8.0
Other	126.0	130.8
Total other accrued liabilities	$569.4	$662.0
NOTE 9: DEBT
The following table presents the Company's debt:

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$514.9	$490.6
3.50% senior notes due 2031	494.5	493.9
Total long-term debt	$1,009.4	$984.5
Short-term debt
Short-term borrowings	12.5	11.7
Total debt	$1,021.9	$996.2
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement (as amended prior to the November 2022 amendment described below, the “2021 Credit Agreement” and, as amended by the November 2022 amendment, the “Credit Agreement”) that provides for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of certain eligible cash, accounts receivable and inventory in the United States and Canada.
In November 2022, the Company amended the Credit Facility under a new agreement, Amendment No. 5 to the Second Amended and Restated Credit Agreement dated as of November 22, 2022 (the “Credit Agreement Amendment”). The Credit Agreement Amendment leaves the material terms of the 2021 Credit Agreement substantially unchanged, with the exception of (i) documenting the exercise of the accordion option of the Credit Facility to increase the maximum availability from $850.0 million to $1.0 billion; and (ii) the interest rate for borrowings under the credit facility replaced LIBOR with Secured Overnight Financing Rate (“SOFR”). The guarantees and security interest grants, covenants, events of default of the 2021

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Credit Agreement, have not been materially changed as a result of the Credit Agreement Amendment. Costs of $0.8 million associated with Credit Agreement Amendment, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the agreement.
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
The Company’s unused availability under its Credit Facility was $942.8 million at November 26, 2023, as the Company’s total availability of $960.4 million, based on the collateral levels discussed above, was reduced by $14.9 million of stand-by letters of credit and by $2.7 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Credit Facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
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
Covenants.  The Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold. As of November 26, 2023, the Company was in compliance with these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Senior Notes due 2025
Principal, interest, and maturity. The Company issued $500.0 million in aggregate principal amount of 5.00% senior notes due 2025 (the “Senior Notes due 2025”) to qualified institutional buyers in April 2015 and an additional $500.0 million in April 2020. In March 2021, the Company used $800.0 million of cash on hand to redeem a portion of the Senior Notes due 2025 and recorded a net loss of $30.1 million on the early extinguishment of debt, which included $20.0 million of call premium. In September 2021, the Company used $200.0 million of cash on hand to redeem the remaining Senior Notes due 2025 and recorded a net loss on the early extinguishment of debt of $6.2 million, which included $3.3 million of call premium on the retired debt.
Senior Notes due 2027
Principal, interest and maturity. In February 2017, the Company issued €475.0 million in aggregate principal amount of 3.375% senior notes due 2027 (the “Senior Notes due 2027”) to qualified institutional buyers and to purchasers outside the United States, which were later exchanged for new notes in the same principal amount with substantially identical terms, except that the new notes were registered under the Securities Act of 1933, as amended. The Senior Notes due 2027 will mature on March 15, 2027. Interest on the Senior Notes due 2027 is payable semi-annually in arrears on March 15 and September 15.
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
Mandatory redemption, offer to purchase and open market purchases. The Company is not required to make any sinking fund payments with respect to the Senior Notes due 2027. However, under certain circumstances in the event of an asset sale or as described under “Change of Control” below, the Company may be required to offer to purchase the Senior Notes due 2027. The Company may from time to time purchase the Senior Notes due 2027 in the open market or otherwise.
Covenants. The 2027 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates and incur liens, and that impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The 2027 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants, in the 2027 indenture, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2027 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. As of November 26, 2023, the Company was in compliance with these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Senior Notes due 2031
Principal, interest, and maturity. In February 2021, the Company issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2031 (the “Senior Notes due 2031”) to qualified institutional buyers and to purchasers outside the United States. The Senior Notes due 2031 are unsecured obligations that rank equally with all of the Company’s other existing and future unsecured and unsubordinated debt and will mature on March 1, 2031. Interest on the notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2021. Costs associated with the issuance of the notes, representing underwriting fees and other expenses, were capitalized and will be amortized to interest expense over the term of the notes.
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
Optional redemption. The Company may redeem up to 40% of the original aggregate principal amount of the Senior Notes due 2031 prior to March 1, 2026, at a price equal to 103.5% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and a “make-whole” premium. On or after March 1, 2026, the Company may redeem some or all of the Senior Notes due 2031, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2031, plus accrued and unpaid interest, if any, to the date of redemption.
Mandatory redemption, Offer to Purchase and Open Market Purchases. The Company is not required to make any sinking fund payments with respect to the Senior Notes due 2031. However, under certain circumstances in the event of an asset sale or as described under “Change of Control” below, the Company may be required to offer to purchase the Senior Notes due 2031. The Company may from time to time purchase the Senior Notes due 2031 in the open market or otherwise.
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. As of November 26, 2023, the Company was in compliance with these covenants.
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
Short-term Borrowings
Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries that the Company expects to either pay over the next 12 months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit issued under the Credit Facility. Short-term borrowings are included in other accrued liabilities in the accompanying consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Principal Payments on Debt
The table below sets forth, as of November 26, 2023, the Company's required aggregate short-term and long-term debt principal payments:

(Dollars in millions)
2024	$12.5
2025	—
2026	—
2027	517.8
2028	—
Thereafter	500.0
Total future debt principal payments	$1,030.3
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during fiscal year 2023, 2022 and 2021 was 4.20%, 3.96% and 4.32%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its Credit Facility contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 14. As of November 26, 2023, and at the time dividends were paid, the Company met the requirements of its debt instruments.
Subsidiaries of the Company that are not wholly-owned subsidiaries and that are “restricted subsidiaries” under the Company’s indentures are permitted under the indentures to pay dividends to all stockholders either on a pro rata basis or on a basis that results in the receipt by the Company or a restricted subsidiary that is the parent of the restricted subsidiary of dividends or distributions of greater value than it would receive on a pro rata basis.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 10: BENEFITS
Employee Savings and Investment Plan
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 26, 2023, November 27, 2022 and November 28, 2021, were $20.6 million, $18.8 million and $16.9 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 26, 2023, November 27, 2022, and November 28, 2021 were $73.7 million, $104.2 million and $140.9 million, respectively. Total amounts accrued for this plan as of November 26, 2023, and November 27, 2022 were $65.8 million and $106.0 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Pension Plans
Deferred compensation plans. The Company has non-qualified deferred compensation plans for executives and outside directors. These plans, which the Company considers unfunded pension plans, allows for participants to defer a portion of their compensation and, at the Company’s sole discretion, to receive matching contributions for a portion of the deferred amounts. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or limited other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. The plan obligations are measured at an estimate of the benefits to which the employee is entitled if the employee separates immediately. Participants earn a return, or may incur losses, on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded investments. The Company held marketable securities, which are general assets of the Company and are included in “Other non-current assets” on the Company's consolidated balance sheets, of $78.7 million and $71.5 million in an irrevocable grantor's Rabbi trust as of November 26, 2023 and November 27, 2022, respectively, related to the plans. Unrealized gains and losses on these marketable equity securities are reported as a component of Other (expense) income, net in the Company's consolidated statement of income.
For the year ended November 26, 2023, hypothetical returns earned by the participants in deferred compensation plans resulted in the Company recognizing expense as a result of the change in value of the deferred compensation plans in the amount of $9.2 million. During the years ended November 27, 2022 and November 28, 2021, changes in the value of the deferred compensation plans resulted in the Company recognizing gains in the amount of $14.1 million and expense in the amount of $15.5 million, respectively. Effective as of the beginning of the current fiscal year, the impact of changes in the value of the deferred compensation plans, which were incorrectly classified as Interest expense, have been classified as Other (expense) income, net. The Company evaluated the impact of the classification and concluded that the change in classification was not material to the prior year periods.
Deferred compensation plan liabilities were recognized in the Company’s consolidated balance sheets as follows:

	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)

Accrued salaries, wages and employee benefits	$9.1	$5.6	$7.2
Long-term employee related benefits	$94.8	$94.0	$99.5

Defined benefit pension plans.  The Company has several non-contributory defined benefit retirement plans covering eligible employees. Plan assets are invested in a diversified portfolio of securities including stocks, bonds, cash equivalents and other alternative investments including real estate investment trust funds. Benefits payable under the plans are based on years of service, final average compensation, or both. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022

	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$882.6	$1,192.1	$41.9	$57.8
Service cost	2.8	3.9	—	—
Interest cost	39.9	22.5	2.0	0.9
Plan participants' contribution	0.6	0.5	3.5	3.6
Actuarial gain(1)	(38.2)	(251.5)	1.0	(10.2)
Impact of foreign currency changes	4.5	(16.1)	—	—
Plan settlements(2)	(59.1)	(1.1)	—	—
Net benefits paid	(63.7)	(67.7)	(9.2)	(10.2)
Benefit obligation at end of year	$769.4	$882.6	$39.2	$41.9

Change in plan assets:
Fair value of plan assets at beginning of year	838.5	1,129.2	—	—
Actual return on plan assets	7.3	(216.5)	—	—
Employer contribution	12.2	10.7	5.7	6.6
Plan participants' contributions	0.6	0.5	3.5	3.6
Plan settlements	(59.1)	(1.1)	—	—
Impact of foreign currency changes	3.6	(16.6)	—	—
Net benefits paid	(63.7)	(67.7)	(9.2)	(10.2)
Fair value of plan assets at end of year	739.4	838.5	—	—
Unfunded status at end of year	$(30.0)	$(44.1)	$(39.2)	$(41.9)
_____________
(1)The decrease in fiscal year 2023 actuarial gains compared to 2022 actuarial gains in the Company's pension benefit plans is primarily from changes in discount rate assumptions made in 2022.
(2)In 2023, the Company used pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. As a result, the Company remeasured the U.S. pension plan, which resulted in a noncash pension settlement charge of $19.0 million recognized within Other (expense) income, net in the Company’s consolidated statement of income and Other, net in the Company’s consolidated statement of cash flows. Approximately $21 million of unrealized losses was reclassified from AOCL on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Amounts recognized in the Company's consolidated balance sheets as of November 26, 2023 and November 27, 2022, consist of the following:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022

	(Dollars in millions)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost(1)	$87.6	$75.2	$—	$—
Accrued benefit liability – current portion(2)	(10.3)	(9.7)	(5.6)	(5.7)
Accrued benefit liability – long-term portion(2)	(107.3)	(109.6)	(33.6)	(36.2)
	$(30.0)	$(44.1)	$(39.2)	$(41.9)

Accumulated other comprehensive loss:
Net actuarial loss	$(217.5)	$(253.1)	$0.6	$1.6
Net prior service benefit	0.1	0.1	—	—
	$(217.4)	$(253.0)	$0.6	$1.6
_____________
(1)Included in “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Accrued salaries, wages and employee benefits” or “Other long-term liabilities” on the Company’s consolidated balance sheets.

The accumulated benefit obligation for all defined benefit plans was $0.8 billion and $0.9 billion at November 26, 2023 and November 27, 2022, respectively. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2023	2022

	(Dollars in millions)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$115.2	$117.3

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$118.6	$119.3
Aggregate fair value of plan assets	0.9	—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021

	(Dollars in millions)
Net periodic benefit cost (income):
Service cost	$2.8	$3.9	$4.5	$—	$—	$—
Interest cost	39.9	22.5	19.3	2.0	0.9	0.8
Expected return on plan assets	(37.7)	(31.8)	(36.6)	—	—	—
Amortization of prior service benefit	(0.1)	—	(0.1)	—	—	—
Amortization of actuarial loss	8.9	8.5	10.4	—	0.3	0.5
Net settlement loss (gain)	18.9	(0.2)	—	—	—	—
Net periodic benefit (income) cost	32.7	2.9	(2.5)	2.0	1.2	1.3
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(7.9)	(3.3)	(21.2)	1.0	(10.2)	(3.0)
Amortization of prior service benefit	0.1	—	0.1	—	—	—
Amortization of actuarial loss	(8.9)	(8.5)	(10.4)	—	(0.3)	(0.5)
Net settlement (loss) gain	(18.9)	0.2	—	—	—	—
Total recognized in accumulated other comprehensive loss	(35.6)	(11.6)	(31.5)	1.0	(10.5)	(3.5)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(2.9)	$(8.7)	$(34.0)	$3.0	$(9.3)	$(2.2)
Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	2.4%	2.1%	5.1%	2.4%	2.0%
Expected long-term rate of return on plan assets	4.8%	2.9%	3.3%
Rate of compensation increase	3.6%	3.5%	3.3%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.5%	5.0%	2.4%	5.6%	5.1%	2.4%
Rate of compensation increase	3.5%	3.6%	3.5%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				7.0%	6.1%	5.9%
Rate trend to which the cost trend is assumed to decline				3.9%	4.0%	3.9%
Year that rate reaches the ultimate trend rate				2048	2046	2044
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
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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
The fair value of the Company's pension plan assets by asset class are as follows:

	Year Ended November 26, 2023
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$16.9	$16.9	$—	$—
Equity securities(1)
U.S. large cap	42.3	—	42.3	—
U.S. small cap	5.3	—	5.3	—
International	62.8	—	62.8	—
Fixed income securities(2)	594.0	—	594.0	—
Other alternative investments
Real estate(3)	14.0	—	14.0	—
Other(5)	4.1	—	4.1	—
Total investments at fair value	$739.4	$16.9	$722.5	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021

	Year Ended November 27, 2022
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$5.7	$5.7	$—	$—
Equity securities(1)
U.S. large cap	42.8	—	42.8	—
U.S. small cap	6.6	—	6.6	—
International	69.8	—	69.8	—
Fixed income securities(2)	687.7	—	687.7	—
Other alternative investments
Real estate(3)	14.5	—	14.5	—
Hedge fund(4)	7.4	—	7.4	—
Other(5)	4.0	—	4.0	—
Total investments at fair value	$838.5	$5.7	$832.8	$—
_____________
(1)Primarily consist of equity index funds that track various market indices.
(2)Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.
(3)Primarily consist of investments in U.S. Real Estate Investment Trusts.
(4)Primarily invested in a diversified portfolio of equities, bonds, alternatives and cash with a low tolerance for capital loss.
(5)Primarily relates to accounts held and managed by a third-party insurance company for employee-participants in Belgium. Fair values are based on accumulated plan contributions plus a contractually-guaranteed return plus a share of any incremental investment fund profits.
The fair value of plan assets are composed of U.S. plan assets of $592.2 million and non-U.S. plan assets of $147.2 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Deferred Compensation	Total

	(Dollars in millions)
2024	$70.5	$6.1	$9.1	$85.7
2025	65.7	5.6	5.1	76.4
2026	64.0	5.1	5.1	74.2
2027	64.4	4.6	3.6	72.6
2028	62.8	4.2	3.7	70.7
2029-2033	295.8	15.7	77.3	388.8
At November 26, 2023, the Company's contributions to its pension plans for fiscal year 2024 are estimated to be $15.6 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $72.7 million, $63.6 million and $64.9 million, and related income tax benefits of $17.3 million, $15.3 million and $15.4 million, respectively, for the years ended November 26, 2023, November 27, 2022 and November 28, 2021, respectively. As of November 26, 2023, there was $84.2 million of total unrecognized compensation cost related to unvested equity awards, which cost is expected to be recognized over a weighted-average period of 2.2 years. No stock-based compensation cost has been capitalized in the accompanying consolidated financial statements.
2016 Equity Incentive Plan
Prior to the IPO in March 2019, the Company granted awards under the 2016 Equity Incentive Plan (the “2016 Plan”), which provided for the granting of a variety of stock awards, including stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of common stock authorized for issuance under the 2016 Plan was 80.0 million shares. Upon completion of the IPO, shares that remained available for future grants under the 2016 Plan ceased to be available and the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective. Awards granted before the IPO remain outstanding according to the plan’s terms. Outstanding awards under the 2016 Plan are issuable as Class B common stock and can be voluntarily converted to Class A common stock and sold to the public.
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the 2019 Plan which provides for the grant of a variety of stock awards, including stock options, restricted stock, RSUs, SARs, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At November 26, 2023, there were 20.8 million shares of Class A common stock available for future grants under the 2019 Plan.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions of up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At November 26, 2023, there were 9.9 million shares of Class A common stock available for issuance under the 2019 ESPP. The ESPP did not have a material impact on the consolidated financial statements in fiscal year 2023.
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
Upon the exercise of a stock-settled SAR, the participant will receive shares of common stock. The number of shares of common stock issued per SAR unit exercised is equal to the excess of (i) the per-share fair market value of the Company's common stock on the date of exercise, over (ii) the exercise price of the SAR.
Stock-settled RSUs which include service or performance conditions are issued to certain employees. Each stock-settled RSU is converted to a share of common stock upon vesting and does not have pre-vesting “dividend equivalent rights”.
Non-employee members of the board of directors receive RSUs annually. The RSUs additionally have “dividend equivalent rights” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021

Equity Awards
SARs. The Company grants SARs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. SARs with service conditions (“Service SARs”) vest from three-and-a-half to four years, and have maximum contractual lives of ten years. Service SARs activity during the year ended November 26, 2023 was as follows:

	Service SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Units in thousands and dollars in millions, except weighted-average exercise price)
Outstanding at November 27, 2022	5,865	$13.12	4.4
Granted	2,465	16.47
Exercised	(717)	6.51
Forfeited	(54)	18.49
Outstanding at November 26, 2023	7,559	$14.80	5.5
Vested and expected to vest at November 26, 2023	7,548	$14.80	5.5	$17.6
Exercisable at November 26, 2023	4,133	$12.39	2.9	$17.4

SARs with performance conditions (“Performance SARs”) were granted prior to fiscal 2017. As of November 27, 2022 there were 2.5 million Performance SAR units outstanding with a weighted-average exercise price of $6.10 and a weighted-average remaining contractual life of 0.2 years. During fiscal year 2023, 2.5 million units were exercised and there were no Performance SAR units outstanding as of November 26, 2023.
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Aggregate intrinsic value of Service SARs exercised during the year	$6.9	$6.4	$119.5
Aggregate intrinsic value of Performance SARs exercised during the year	$28.9	$2.9	$45.4
Unrecognized future compensation costs as of November 26, 2023 of $9.4 million for Service SARs are expected to be recognized over a weighted-average period of 2.3 years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2023	2022	2021
Weighted-average grant date fair value	$6.58	$8.49	$9.88

Weighted-average assumptions:
Expected life (in years)	7.0	7.1	7.1
Expected volatility	48.0%	46.7%	49.3%
Risk-free interest rate	3.8%	1.7%	0.8%
Expected dividend	2.9%	1.9%	0.8%
RSUs. The Company grants RSUs, which include service or performance conditions, to a small group of the Company's senior executives and to select levels of the Company's management. RSUs with service conditions (“Service RSUs”) granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. RSUs with performance conditions (“Performance RSUs”) vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. Service and Performance RSU activity during the year ended November 26, 2023 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)

	(Units in thousands)
Outstanding at November 27, 2022	4,434	$19.62	2.5	2,343	$24.81	1.5
Granted	3,658	16.02		1,478	19.53
Vested	(1,943)	18.68		(586)	26.64
Performance adjustment	—	—		(124)	26.75
Forfeited	(518)	18.60		(163)	21.63
Outstanding at November 26, 2023	5,631	$17.69	2.3	2,948	$21.83	1.6
The total fair value of Service RSU awards vested during 2023, 2022 and 2021 was $33.0 million, $38.0 million and $35.5 million, respectively. The total fair value of Performance RSU awards vested during 2023, 2022 and 2021 was $9.9 million, $29.1 million, $28.4 million, respectively. Unrecognized future compensation cost as of November 26, 2023 of $54.9 million for Service RSUs and $20.0 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.3 and 1.6 years, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2023, 2022 and 2021, the weighted-average grant date fair values for Service and Performance RSUs granted without a market condition were $16.02, $19.35 and $21.78, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted
	2023	2022	2021
Weighted-average grant date fair value	$19.83	$21.38	$27.33

Weighted-average assumptions:
Expected life (in years)	2.8	2.8	2.8
Expected volatility	49.6%	51.4%	54.3%
Risk-free interest rate	3.9%	1.2%	0.2%
Expected dividend	2.7%	1.9%	0.8%
RSUs to the Board of Directors. The Company grants RSUs to certain members of its board of directors (“Board RSUs”). The total fair value of Board RSUs granted during the year ended November 26, 2023 of $1.8 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $5.9 million and $7.4 million as of November 26, 2023 and November 27, 2022, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 12: COMMITMENTS AND CONTINGENCIES
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions, and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of November 26, 2023, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons, which have a remaining term of less than one year.
NOTE 13: LEASES
Lease expense is primarily recognized in SG&A expenses within the Company's consolidated statements of income, based on the underlying nature of the leased asset. For the years ended November 26, 2023 and November 27, 2022, lease expense primarily consisted of operating lease costs of $378.0 million and $354.7 million, respectively, including $96.3 million and $83.1 million primarily related to variable lease costs and $7.6 million and $9.4 million of short-term lease costs. As of and for the year ended November 26, 2023, finance leases were not a material component of the Company's lease portfolio.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
In the second quarter of 2021, the Company entered into an agreement for the construction and lease of a distribution facility in Germany. The facility was handed over and lease commenced in the fourth quarter of fiscal year 2023. The Company recognized a right-of-use ("ROU") asset of $80.8 million and corresponding lease liability of $91.6 million. The Company has capitalized approximately $57.4 million for Company-owned equipment to be installed in the leased facility.
The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. During the year ended November 27, 2022, as a result of the Russia-Ukraine crisis, the Company reviewed the ROU assets assigned to its Russia business for impairment and recorded $33.3 million of non-cash impairment charges. During the year ended November 28, 2021, due to the anticipated COVID-19 related impact on foot traffic and consumer spending trends, expected future cash flows decreased, the Company recorded $11.3 million related to the impairment of certain store ROU assets. The impairment charges are included in SG&A expenses in the Company's accompanying consolidated statements of income.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded in the Company's consolidated balance sheets.

November 26, 2023

(Dollars in millions)
2024	$278.7
2025	228.3
2026	186.5
2027	148.1
2028	114.3
Thereafter	388.8
Total undiscounted future cash flows related to lease payments	1,344.7
Less: Interest	186.1
Present value of lease liabilities	$1,158.6

The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

	November 26, 2023	November 27, 2022
Weighted-average remaining lease term (years)	7.2	6.3
Weighted-average discount rate	3.81%	2.88%

The table below includes supplemental cash and non-cash information related to operating leases:

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$272.9	$260.3
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$334.4	$213.9

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 14: DIVIDEND
Dividends are declared at the discretion of the board of directors. In January, April, July and October 2023, the Company declared cash dividends, each $0.12 per share, to holders of record of its Class A and Class B common stock. In January, April, July and October 2022, the Company declared cash dividends of $0.10, $0.10, $0.12 and $0.12 per share, respectively. A total of $190.5 million and $174.3 million in dividends were paid during the years ended November 26, 2023 and November 27, 2022, respectively.
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
Subsequent to the Company's fiscal 2023 year end, the board of directors declared a cash dividend of $0.12 per share to holders of record of its Class A and Class B common stock at the close of business on February 7, 2024, for a total quarterly dividend of approximately $48 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss", net of related income taxes:

	Pension and Postretirement Benefits	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Derivative Instruments	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 29, 2020	$(222.4)	$(74.4)	$(158.6)	$14.0	$(441.4)
Other comprehensive income (loss) before reclassifications	16.0	34.2	(38.2)	4.8	16.8
Amounts reclassified from accumulated other comprehensive loss	10.9	19.3	—	—	30.2
Net increase (decrease) in other comprehensive income (loss)	26.9	53.5	(38.2)	4.8	47.0
Accumulated other comprehensive loss at November 28, 2021	(195.5)	(20.9)	(196.8)	18.8	(394.4)
Other comprehensive income (loss) before reclassifications	7.5	48.9	(51.9)	(16.6)	(12.1)
Amounts reclassified from accumulated other comprehensive loss	8.5	(20.8)	—	—	(12.3)
Adjustment of accumulated other comprehensive gain to retained earnings	—	—	—	(2.9)	(2.9)
Net increase (decrease) in other comprehensive income (loss)	16.0	28.1	(51.9)	(19.5)	(27.3)
Accumulated other comprehensive loss at November 27, 2022	(179.5)	7.2	(248.7)	(0.7)	(421.7)
Other comprehensive income (loss) before reclassifications	(1.4)	(28.1)	53.0	0.1	23.6
Amounts reclassified from accumulated other comprehensive loss	27.7	(21.1)	—	0.6	7.2
Net increase (decrease) in other comprehensive income (loss)	26.3	(49.2)	53.0	0.7	30.8
Accumulated other comprehensive loss at November 26, 2023	$(153.2)	$(42.0)	$(195.7)	$—	$(390.9)

No material amounts were reclassified out of “Accumulated other comprehensive loss” into net income other than those that pertain to the Company's derivative instruments and pension and post retirement benefit plans. For additional information, see Note 7 and Note 10, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 16: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended November 26, 2023
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,981.4	$804.7	$485.0	$279.8	$3,550.9
Direct-to-consumer	1,105.5	774.8	574.7	173.1	2,628.1
Total net revenues	$3,086.9	$1,579.5	$1,059.7	$452.9	$6,179.0

	Year Ended November 27 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$2,193.7	$879.8	$458.3	$297.9	$3,829.7
Direct-to-consumer	993.7	717.4	493.8	134.0	2,338.9
Total net revenues	$3,187.4	$1,597.2	$952.1	$431.9	$6,168.6

	Year Ended November 28, 2021
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$2,061.3	$1,003.8	$389.4	$206.9	$3,661.4
Direct-to-consumer	873.5	700.2	445.3	83.5	2,102.5
Total net revenues	$2,934.8	$1,704.0	$834.7	$290.4	$5,763.9

At November 26, 2023, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 17: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of “Other (expense) income, net”:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Foreign exchange management gains (losses) (1)	$24.7	$(7.6)	$(14.8)
Foreign currency transaction (losses) gains (2)	(47.8)	1.8	5.8
Marketable securities gains(3)	3.4	6.9	—
COVID-19 government subsidy gain(4)	—	12.5	—
U.S. pension settlement loss(5)	(19.0)	—	—
Other, net	(3.5)	15.2	12.4
Total other (expense) income, net	$(42.2)	$28.8	$3.4
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in fiscal year 2023 were primarily due to currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the Mexican Peso. Losses in fiscal year 2022 were primarily due to unfavorable positions to sell the Euro, offset by favorable positions to sell the Mexican Peso and Canadian Dollar. Losses in fiscal year 2021 were primarily due to unfavorable positions to sells the Euro and Canadian Dollar.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuation on the Company's foreign currency denominated balances. Losses in fiscal year 2023 were primarily due to lower outstanding Euro-denominated payables subjected to a U.S. dollar strengthening against historical rates, as well as U.S. dollar weakening against the Mexican Peso.
(3)Marketable securities gains includes unrealized gains and losses from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company's deferred compensation plan.
(4)COVID-19 government subsidy gain reflects a payment received from the German government as reimbursement for COVID-19 losses incurred in prior years.
(5)On May 30, 2023, the Company used pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. As a result, the Company remeasured the U.S. pension plan, which resulted in a noncash pension settlement charge of $19.0 million recognized within Other (expense) income, net in the Company’s consolidated statement of income and Other, net in the Company’s consolidated statement of cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 18: INCOME TAXES
The Company's income tax expense was $15.6 million, $80.5 million and $26.7 million and the Company's effective income tax rate was 5.9%, 12.4% and 4.6% for the years ended November 26, 2023, November 27, 2022 and November 28, 2021, respectively.
The decrease in the effective tax rate in fiscal year 2023 as compared to fiscal year 2022 was primarily driven by higher benefit from the foreign-derived intangible income deduction on advance royalty and prepaid service income, and no intellectual property transactions in fiscal year 2023.
The increase in the effective tax rate in fiscal year 2022 as compared to fiscal year 2021 was primarily driven by lower tax benefit from the foreign-derived intangible income deduction on actual and deemed royalty income and lower benefit from stock-based compensation exercises in fiscal year 2022, partially offset by a higher benefit from an international intellectual property transaction.
The Company's income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	November 26, 2023		November 27, 2022		November 28, 2021

	(Dollars in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$55.7	21.0%	$136.4	21.0%	$121.9	21.0%
State income taxes, net of U.S. federal impact	1.3	0.5%	14.5	2.2%	9.0	1.6%
Change in valuation allowance	(2.0)	(0.8)%	(0.5)	(0.1)%	2.6	0.4%
Impact of foreign operations, net(1)	14.3	5.4%	29.6	4.6%	11.5	2.0%
Foreign-derived intangible income benefit ("FDII")	(55.9)	(21.1)%	(29.8)	(4.6)%	(66.0)	(11.4)%
Reassessment of tax liabilities	(0.6)	(0.2)%	(7.5)	(1.2)%	(0.8)	(0.1)%
International intellectual property transaction	—	—%	(55.1)	(8.5)%	(15.1)	(2.6)%
Stock-based compensation	6.6	2.5%	(5.0)	(0.8)%	(36.9)	(6.4)%
Other, including non-deductible expenses	(3.8)	(1.4)%	(2.1)	(0.2)%	0.5	0.1%
Total	$15.6	5.9%	$80.5	12.4%	$26.7	4.6%
___________
(1)Included in Impact of foreign operations, net are foreign rate differential, Global Intangible Low-Taxed Income ("GILTI") and the tax impact of actual and deemed repatriations of foreign earnings net of foreign tax credits. This also includes an immaterial amount of non-deductible charges related to the Russia-Ukraine crisis in fiscal year 2022.

Impact of foreign operations. The tax expense in fiscal year 2023 decreased as compared to fiscal year 2022 primarily due to a mix of lower foreign earnings, partially offset with a higher U.S. tax cost from actual and deemed distributions.
Foreign-derived intangible income benefit. A higher benefit in fiscal year 2023 as compared to fiscal year 2022 is due to the tax benefit from a larger amount of royalty and service income eligible for FDII deduction.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
The U.S. and foreign components of income (loss) before income taxes were as follows:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Domestic	$(164.7)	$171.1	$197.4
Foreign	429.9	478.5	382.8
Total income before income taxes	$265.2	$649.6	$580.2

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
U.S. Federal
Current	$14.4	$15.3	$12.9
Deferred	(91.5)	46.1	(25.5)
	$(77.1)	$61.4	$(12.6)
U.S. State
Current	$11.3	$14.6	$7.8
Deferred	(9.7)	(6.3)	1.2
	$1.6	$8.3	$9.0
Foreign
Current	$94.2	$110.4	$93.9
Deferred	(3.0)	(99.6)	(63.6)
	$91.2	$10.8	$30.3
Consolidated
Current	$119.9	$140.3	$114.6
Deferred	(104.3)	(59.8)	(87.9)
Total income tax expense	$15.6	$80.5	$26.7

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 26, 2023	November 27, 2022

	(Dollars in millions)
Deferred tax assets
Foreign tax credit carryforwards	$28.3	$104.2
State net operating loss carryforwards	10.7	14.9
Foreign net operating loss carryforwards	40.1	47.6
Employee compensation and benefit plans	79.4	97.2
Advance royalties	185.1	87.1
Prepaid services	57.9	—
Accrued liabilities	17.3	16.8
Sales returns and allowances	35.0	31.6
Inventory	31.2	36.9
Intangibles	199.1	172.5
Lease liability	297.6	276.7
Other	74.2	50.8
Total gross deferred tax assets	1,055.9	936.3
Less: Valuation allowance	(47.4)	(49.7)
Deferred tax assets, net of valuation allowance	1,008.5	886.6
Deferred tax liabilities
U.S. Branches	(25.9)	(32.4)
Right of use asset	(262.2)	(244.0)
Total deferred tax liabilities	(288.1)	(276.4)
Total net deferred tax assets	$720.4	$610.2

Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 26, 2023, are subject to expiration through 2033 if not utilized.
Foreign net operating loss carryforwards. As of November 26, 2023, the Company had a deferred tax asset of $40.0 million for foreign net operating loss carryforwards of $165.2 million. Of these operating losses, $71.6 million are subject to expiration through 2043. The remaining $93.7 million are available as indefinite carryforwards under applicable tax law.
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 26, 2023:

	Valuation Allowance at November 27, 2022	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 26, 2023

	(Dollars in millions)
Foreign tax credit and U.S. state net operating loss carryforwards	$8.6	$7.2	$—	$15.8
Foreign net operating loss carryforwards and other foreign deferred tax assets	41.0	(7.4)	(2.0)	31.6
	$49.6	$(0.2)	$(2.0)	$47.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company reevaluated its historical indefinite reinvestment assertion as a result of the enactment of the Tax Cuts and Jobs Act (the "Tax Act" enacted on December 22, 2017) and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through November 2023, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $8.6 million (included in Other deferred tax assets and liabilities).
Uncertain Income Tax Positions
As of November 26, 2023, the Company’s total gross amount of unrecognized tax benefits was $42.3 million, of which $40.2 million could impact the effective tax rate, if recognized, as compared to November 27, 2022, when the Company’s total gross amount of unrecognized tax benefits was $38.1 million, of which $35.9 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits:

	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Unrecognized tax benefits beginning balance	$38.1	$30.7	$32.3
Increases related to current year tax positions	4.1	10.2	1.1
Increases related to tax positions from prior years	1.9	0.1	—
Decreases related to tax positions from prior years	—	(0.3)	(1.7)
Settlement with tax authorities	(1.7)	(1.5)	(0.4)
Lapses of statutes of limitation	(0.2)	(0.8)	(0.4)
Other, including foreign currency translation	0.1	(0.3)	(0.2)
Unrecognized tax benefits ending balance	$42.3	$38.1	$30.7
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits will not significantly change within the next 12 months.
As of November 26, 2023 and November 27, 2022, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $0.4 million and $1.4 million, respectively.
The Company files income tax returns in the United States and in various foreign (including Belgium, Hong Kong, India, Mexico and Canada), state and local jurisdictions. With few exceptions, examinations have been completed by tax authorities or the statute of limitations has expired for United States federal, foreign, state and local income tax returns filed by the Company for years through 2014.
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
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
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

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions, except per share amounts)
Numerator:
Net income attributable to Levi Strauss & Co.	$249.6	$569.1	$553.5
Denominator:
Weighted-average common shares outstanding - basic	397,208,535	397,341,137	401,634,760
Dilutive effect of stock awards	4,514,632	6,503,645	8,143,409
Weighted-average common shares outstanding - diluted	401,723,167	403,844,782	409,778,169
Earnings per common share attributable to common stockholders:
Basic	$0.63	$1.43	$1.38
Diluted	$0.62	$1.41	$1.35
Anti-dilutive securities excluded from calculation of diluted earnings per share attributable to common stockholders	5,408,781	2,153,183	12,973
NOTE 20: RELATED PARTIES
Charles V. Bergh, President and Chief Executive Officer is a member of the board of directors of the Levi Strauss Foundation, which is not a consolidated entity of the Company. David Jedrzejek, Senior Vice President and General Counsel, is Vice President of the Levi Strauss Foundation. Mr. Jedrzejek was elected Vice President of the Levi Strauss Foundation as of September 26, 2023. During fiscal years 2023, 2022, and 2021, donations to the Levi Strauss Foundation were $11.3 million, $12.8 million, and $3.6 million, respectively, and the Company recognized expenses related to their donation commitments of $2.2 million, $11.4 million and $13.7 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 21: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's, Signature by Levi Strauss & Co.™ and Denizen® brands. Other Brands, which includes Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs.
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
Business segment information for the Company is as follows:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Net revenues:
Americas	$3,086.9	$3,187.4	$2,934.8
Europe	1,579.5	1,597.2	1,704.0
Asia	1,059.7	952.1	834.7
Total segment net revenues	5,726.1	5,736.7	5,473.5
Other Brands	452.9	431.9	290.4
Total net revenues	$6,179.0	$6,168.6	$5,763.9
Income before income taxes:
Americas	$535.3	$654.4	$660.2
Europe	305.0	349.9	396.4
Asia	147.2	111.2	35.1
Total segment operating income	987.5	1,115.5	1,091.7
Other Brands	(0.1)	17.1	10.4
Goodwill and other intangible asset impairment charges(1)	(90.2)	(11.6)	—
Corporate expenses(2)	(543.9)	(474.5)	(415.9)
Interest expense	(45.9)	(25.7)	(72.9)
Loss on early extinguishment of debt	—	—	(36.5)
Other (expense) income, net(3)	(42.2)	28.8	3.4
Income before income taxes	$265.2	$649.6	$580.2
___________
(1)For the year ended November 26, 2023, goodwill and other intangible asset impairment includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark. For the year ended November 27, 2022, goodwill and other intangible asset impairment includes $11.6 million related to goodwill assigned to the Russia business.
(2)Corporate expenses for the year ended November 27, 2022 includes $37.4 million in impairment charges related to certain store right-of-use assets and property, plant and equipment, net of a $15.8 million gain on the termination of store leases related to the Russia-Ukraine crisis which are considered part of the Company's Europe segment.
(3)For the year ended November 26, 2023, Other (expense) income, net includes a noncash pension settlement charge recorded during the third quarter. For more information, refer to Note 10.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$51.4	$39.7	$39.1
Europe	19.3	19.0	23.3
Asia	12.9	12.3	13.3
Total segment depreciation and amortization expense	83.6	71.0	75.7
Other Brands and unallocated	81.7	87.9	67.5
Total depreciation and amortization expense	$165.3	$158.9	$143.2

	November 26, 2023
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$673.1	$160.1	$181.0	$1,014.2	$275.9	$1,290.1
All other assets	—	—	—	—	4,763.5	4,763.5
Total assets						$6,053.6
___________
(1)Unallocated inventories include $195.1 million of Other Brands inventory.

	November 27, 2022
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$786.6	$207.8	$204.5	$1,198.9	$217.9	$1,416.8
All other assets	—	—	—	—	4,621.0	4,621.0
Total assets						$6,037.8
___________
(1)Unallocated inventories include $125.4 million of Other Brands inventory.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
Geographic information for the Company was as follows:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Net revenues:
United States	$2,691.9	$2,883.5	$2,594.5
Foreign countries	3,487.1	3,285.1	3,169.4
Total net revenues	$6,179.0	$6,168.6	$5,763.9

Net deferred tax assets:
United States	$463.8	$379.0	$422.0
Foreign countries	265.7	246.0	151.1
Total net deferred tax assets	$729.5	$625.0	$573.1

Long-lived assets:
United States	$461.8	$454.2	$358.5
Foreign countries	249.8	196.9	174.1
Total long-lived assets	$711.6	$651.1	$532.6

NOTE 22: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

	Year Ended
	November 26, 2023	November 27, 2022	November 28, 2021

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$(49.9)	$(6.7)	$(181.5)
Inventories	142.9	(543.0)	(84.7)
Accounts payable	(95.7)	134.6	150.5
Accrued salaries, wages and employee benefits and long-term employee related benefits	(42.7)	(37.5)	101.6
Right-of use operating lease assets and current and non-current operating lease liabilities, net	3.7	(5.0)	(5.9)
Other current and non-current assets	(22.2)	(120.5)	(28.3)
Other current and long-term liabilities	(44.6)	27.8	24.5
Net change in operating assets and liabilities	$(108.5)	$(550.3)	$(23.8)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 26, 2023, NOVEMBER 27, 2022 AND NOVEMBER 28, 2021
NOTE 23: SUBSEQUENT EVENTS
In first quarter of 2024, our Board of Directors (the "Board") endorsed a multi-year global productivity initiative, “Project Fuel”, designed to optimize our operating model and fuel long-term profitable growth. The first phase of the global productivity initiative is expected to occur in the first half of 2024 and is expected to include the elimination of approximately 10% - 15% of positions within our global corporate employee population. As a result, in the first quarter of 2024, we expect to record estimated pre-tax restructuring charges of $110 million to $120 million. As this initiative progresses, the Company may incur additional restructuring charges which could be significant to a future fiscal quarter or year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 26, 2023. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 26, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of November 26, 2023 and concluded that our internal control over financial reporting was effective as of such date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of November 26, 2023 as stated in their report included under Item 8.
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
During the fourth quarter ended November 26, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2024 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2024 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2024 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2024 Proxy Statement.

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

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws	8-K	001-06631	3.1	4/21/2023
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 5.00% Senior Notes due 2025, dated April 27, 2015, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.2	2/13/2019
4.4	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.5	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.6	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.7	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.8	Description of Securities					X

4.9	First Supplemental Indenture, dated April 17, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	4/17/2020
4.10	Registration Rights Agreement, dated April 17, 2020, between the Registrant and BofA Securities Inc.	8-K	001-06631	4.2	4/17/2020
4.11	Indenture, dated as of February 19, 2021, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	2/19/2021
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019
10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.8	1/30/2020
10.9	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.9	1/30/2020
10.10	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-K	001-06631	10.10	1/30/2020
10.11	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.11	1/30/2020
10.12	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.12	1/30/2020
10.13	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.13	1/30/2020
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020	10-K	001-06631	10.19	1/30/2020
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019

10.23*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019
10.24*	Employment Agreement, dated June 9, 2011, between the Registrant and Charles V. Bergh	S-1	333-229630	10.19	2/13/2019
10.25*	Amendment to Employment Agreement, effective May 8, 2012, between the Registrant and Charles V. Bergh	S-1	333-229630	10.20	2/13/2019
10.26*	Amendment to Employment Agreement, effective January 30, 2018, between the Registrant and Charles V. Bergh	S-1	333-229630	10.21	2/13/2019
10.28*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.29*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.30	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.31	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.32	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.33	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.34	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.35*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.36*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
10.37	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 5, 2021, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-00631	10.1	1/7/2021
10.39*	Employment Offer Letter, dated October 27, 2020, between the Registrant and Elizabeth O’Neill	10-Q	001-00631	10.2	4/8/2021
10.40*	Director Compensation Policy	10-Q	001-00631	10.1	10/6/2021
10.41	Amendment No. 3 to Second Amended and Restated Credit Agreement among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-00631	10.2	10/6/2021

10.42	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 20, 2021, among Levi Strauss & Co., a Delaware corporation, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-K	001-00631	10.42	1/26/2022
10.43	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of November 22, 2022, among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	8-K	001-00631	10.1	11/25/2022
10.44*	Employment Agreement, dated December 1, 2022, between the Registrant and Michelle Gass	10-K	001-00631	10.44	11/25/2023
10.45	Third Amendment to Lease, dated August 1, 2011, among the Registrant, Blue Jeans Equities West, Innsbruck, LP and Plaza GB, LP.	10-K	001-00631	10.45	11/25/2023
10.46	Fourth Amendment to Lease, dated November 10, 2022, among the Registrant and JPPF 1155 Battery, L.P.	10-K	001-00631	10.46	11/25/2023
10.47*	Amended and Restated Senior Executive Severance Plan, effective October 1, 2023					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Amended and Restated Policy for Recoupment of Incentive Compensation					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).					X
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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 26, 2023	$7.5	0.5	2.3	$5.7
November 27, 2022	$11.6	(1.1)	3.0	$7.5
November 28, 2021	$14.7	(0.2)	2.9	$11.6

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 26, 2023	$54.4	432.8	427.0	$60.2
November 27, 2022	$57.4	327.0	330.0	$54.4
November 28, 2021	$51.4	312.8	306.8	$57.4

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 26, 2023	$126.4	468.4	464.4	$130.4
November 27, 2022	$152.4	436.1	462.1	$126.4
November 28, 2021	$136.0	419.4	403.0	$152.4

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Asset	Change/(Release)	Balance at End of Period

	(Dollars in millions)
November 26, 2023	$49.6	(0.2)	(2.0)	$47.4
November 27, 2022	$45.9	4.3	(0.6)	$49.6
November 28, 2021	$38.5	4.9	2.5	$45.9
_____________
(1)The charges to the accounts are for the purposes for which the allowances were created.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 25, 2024		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial and Growth Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles V. Bergh, Harmit Singh and David Jedrzejek, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ ROBERT A. ECKERT	Chairperson of the Board	Date:	January 25, 2024
Robert A. Eckert

/s/ CHARLES V. BERGH	Director, President and	Date:	January 25, 2024
Charles V. Bergh	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 25, 2024
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 25, 2024
Jill Beraud

/s/ SPENCER C. FLEISCHER	Director	Date:	January 25, 2024
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	January 25, 2024
David A. Friedman

/s/ YAEL GARTEN	Director	Date:	January 25, 2024
Yael Garten

/s/ MICHELLE GASS	Director and President	Date:	January 25, 2024
Michelle Gass

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 25, 2024
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 25, 2024
Jenny Ming

/s/ DAVID MARBERGER	Director	Date:	January 25, 2024
David Marberger

/s/ JOSHUA E. PRIME	Director	Date:	January 25, 2024
Joshua E. Prime

/s/ ELLIOTT RODGERS	Director	Date:	January 25, 2024
Elliott Rodgers

/s/ LISA STIRLING	Senior Vice President and Global Controller	Date:	January 25, 2024
Lisa Stirling	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial and Growth Officer	Date:	January 25, 2024
Harmit Singh	(Principal Financial Officer)