Form 10-Q
period 2024-05-26
LEVI STRAUSS & CO
filed 2024-06-26
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 18, 2024, the registrant had 105,137,324 shares of Class A common stock, $0.001 par value per share and 292,365,765 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 26, 2024	November 26, 2023

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$641.4	$398.8
Trade receivables, net	581.8	752.7
Inventories	1,220.0	1,290.1
Other current assets	206.8	196.0
Total current assets	2,650.0	2,637.6
Property, plant and equipment, net	686.4	680.7
Goodwill	317.6	303.7
Other intangible assets, net	275.4	267.6
Deferred tax assets, net	774.2	729.5
Operating lease right-of-use assets, net	1,062.7	1,033.9
Other non-current assets	419.6	400.6
Total assets	$6,185.9	$6,053.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	623.1	567.9
Accrued salaries, wages and employee benefits	205.7	214.9
Accrued sales returns and allowances	165.8	189.8
Short-term operating lease liabilities	246.0	245.5
Other accrued liabilities	628.5	569.4
Total current liabilities	1,869.1	1,787.5
Long-term debt	1,006.0	1,009.4
Long-term operating lease liabilities	937.8	913.1
Long-term employee related benefits and other liabilities	419.3	297.2
Total liabilities	4,232.2	4,007.2

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 104,598,166 shares and 102,104,670 shares issued and outstanding as of May 26, 2024 and November 26, 2023, respectively; and 422,000,000 Class B shares authorized, 292,825,765 shares and 295,243,353 shares issued and outstanding, as of May 26, 2024 and November 26, 2023, respectively	0.4	0.4
Additional paid-in capital	708.0	686.7
Retained earnings	1,620.0	1,750.2
Accumulated other comprehensive loss	(374.7)	(390.9)
Total stockholders’ equity	1,953.7	2,046.4
Total liabilities and stockholders’ equity	$6,185.9	$6,053.6

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,441.2	$1,336.8	$2,998.8	$3,025.7
Cost of goods sold	569.5	552.6	1,220.6	1,299.2
Gross profit	871.7	784.2	1,778.2	1,726.5
Selling, general and administrative expenses	794.7	767.8	1,585.4	1,541.4
Restructuring charges, net	55.1	6.5	171.3	17.8
Operating income	21.9	9.9	21.5	167.3
Interest expense	(10.3)	(13.2)	(20.3)	(23.9)
Other income (expense), net	0.4	(3.9)	(1.9)	(11.4)
Income (loss) before income taxes	12.0	(7.2)	(0.7)	132.0
Income tax (benefit) expense	(6.0)	(5.6)	(8.0)	18.9
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1
Earnings (loss) per common share:
Basic	$0.05	$(0.00)	$0.02	$0.29
Diluted	$0.04	$(0.00)	$0.02	$0.28
Weighted-average common shares outstanding:
Basic	398,799,458	397,455,261	398,897,030	396,671,862
Diluted	402,907,212	397,455,261	402,972,543	401,141,666

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions) (Unaudited)
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	2.0	2.3	4.0	4.6
Derivative instruments	4.0	(26.7)	17.8	(51.5)
Foreign currency translation gains (losses)	4.5	19.3	(1.8)	47.4
Unrealized gains on marketable securities	—	—	—	0.7
Total other comprehensive income (loss), before related income taxes	10.5	(5.1)	20.0	1.2
Income tax expense related to items of other comprehensive (loss) income	(1.9)	1.9	(3.8)	(1.2)
Comprehensive income (loss), net of taxes	$26.6	$(4.8)	$23.5	$113.1

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended May 26, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at February 25, 2024	398.0	$0.4	$692.3	$1,666.7	$(383.3)	$1,976.1
Net income	—	—	—	18.0	—	18.0
Other comprehensive income, net of tax	—	—	—	—	8.6	8.6
Stock-based compensation and dividends, net	0.1	—	16.9	—	—	16.9
Employee stock purchase plan	0.1	—	1.9	—	—	1.9
Repurchase of common stock	(0.8)	—	—	(17.0)	—	(17.0)
Tax withholdings on equity awards	—	—	(3.1)	—	—	(3.1)
Cash dividends declared ($0.12 per share)	—	—	—	(47.7)	—	(47.7)
Balance at May 26, 2024	397.4	$0.4	$708.0	$1,620.0	$(374.7)	$1,953.7

	Six Months Ended May 26, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 26, 2023	397.3	$0.4	$686.7	$1,750.2	$(390.9)	$2,046.4
Net income	—	—	—	7.3	—	7.3
Other comprehensive income, net of tax	—	—	—	—	16.2	16.2
Stock-based compensation and dividends, net	2.2	—	35.5	—	—	35.5
Employee stock purchase plan	0.2	—	4.2	—	—	4.2
Repurchase of common stock	(2.3)	—	—	(41.9)	—	(41.9)
Tax withholdings on equity awards	—	—	(18.4)	—	—	(18.4)
Cash dividends declared ($0.24 per share)	—	—	—	(95.6)	—	(95.6)
Balance at May 26, 2024	397.4	$0.4	$708.0	$1,620.0	$(374.7)	$1,953.7

	Three Months Ended May 28, 2023
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at February 26, 2023	396.4	$0.4	$627.2	$1,758.4	$(418.5)	$1,967.5
Net loss	—	—	—	(1.6)	—	(1.6)
Other comprehensive loss, net of tax	—	—	—	—	(3.2)	(3.2)
Stock-based compensation and dividends, net	0.2	—	20.9	(0.1)	—	20.8
Employee stock purchase plan	0.1	—	2.2	—	—	2.2
Tax withholdings on equity awards	—	—	(0.4)	—	—	(0.4)
Cash dividends declared ($0.12 per share)	—	—	—	(47.6)	—	(47.6)
Balance at May 28, 2023	396.7	$0.4	$649.9	$1,709.1	$(421.7)	$1,937.7

	Six Months Ended May 28, 2023
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 27, 2022	393.7	$0.4	$625.6	$1,699.4	$(421.7)	$1,903.7
Net income	—	—	—	113.1	—	113.1
Stock-based compensation and dividends, net	3.2	—	38.5	(0.1)	—	38.4
Employee stock purchase plan	0.3	—	4.8	—	—	4.8
Repurchase of common stock	(0.5)	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	—	(19.0)	—	—	(19.0)
Cash dividends declared ($0.24 per share)	—	—	—	(95.2)	—	(95.2)
Balance at May 28, 2023	396.7	$0.4	$649.9	$1,709.1	$(421.7)	$1,937.7

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 26, 2024	May 28, 2023

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$7.3	$113.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.7	79.4
Property, plant, and equipment impairment, and early lease terminations, net	0.2	14.9
Stock-based compensation	35.5	38.4
Deferred income taxes	(43.6)	(36.5)
Other, net	9.0	(11.3)
Net change in operating assets and liabilities	451.7	(72.6)
Net cash provided by operating activities	548.8	125.4
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(111.8)	(181.4)
Payment for business acquisition	(34.4)	(5.2)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, net	5.9	34.3
Proceeds from sale, maturity and collection of short-term investments	—	70.8
Other investing, net	(1.1)	—
Net cash used for investing activities	(141.4)	(81.5)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	—	200.0
Repayments of senior revolving credit facility	—	(75.0)
Repurchase of common stock	(41.9)	(8.1)
Tax withholdings on equity awards	(18.4)	(19.0)
Dividends to stockholders	(95.6)	(95.2)
Other financing activities, net	(7.0)	3.2
Net cash (used for) provided by financing activities	(162.9)	5.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.9)	(7.8)
Net increase in cash and cash equivalents and restricted cash	242.6	42.0
Beginning cash and cash equivalents	398.8	429.6
Ending cash and cash equivalents	$641.4	$471.6

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$39.1	$39.9
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	61.7	40.5

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three and six months ended May 26, 2024 may not be indicative of the results to be expected for any other interim period or the year ending December 1, 2024.
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
Expofaro S.A.S Distributor Acquisition
In December 2023, the Company signed a purchase agreement to acquire all operating assets related to Levi’s® brands from Expofaro S.A.S, the Company’s former distributor in Colombia, for $31.9 million in cash. This includes 40 Levi’s® retail stores and one e-commerce site, distribution with the country’s multi-brand retailers, and the logistical operations within these markets. The total fair value of assets acquired was $31.9 million and include goodwill, inventory, intangible and fixed assets. The goodwill and definite-lived intangibles recognized as a result of the acquisition were $15.9 million and $10.3 million, respectively. The transaction closed in the second quarter of 2024.
Distribution Center Conversion
On May 24, 2024, the Company entered into an agreement with a third party logistics provider to manage all aspects of the Company’s Dorsten, Germany distribution center. As of the second quarter of 2024, the Company received the first payment of $77.9 million from the provider for use of the Company’s warehouse equipment and technologies over the term of the agreement. The Company will maintain certain rights over the warehouse equipment and technologies and will retain the related equipment on the consolidated balance sheets. The upfront payment will be amortized as a reduction in the related distribution expenses over the expected term of the arrangement, which we expect to commence in the second half of the year. The upfront payment is recognized on the consolidated balance sheets in “Other accrued liabilities” and “Long-term employee

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
related benefits and other liabilities” and the proceeds are recorded as an operating activity in “Net change in operating assets and liabilities” on the consolidated statements of cash flows.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.4 billion and $1.3 billion as of May 26, 2024 and November 26, 2023, respectively.
Supplier Finance Program
The Company adopted Accounting Standards Update No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations in the first quarter of 2024.
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
The Company’s outstanding payment obligations under this program were $124.0 million as of May 26, 2024 and $113.4 million as of November 26, 2023.
Share Repurchases
During the three and six months ended May 26, 2024, the Company repurchased 0.8 million and 2.3 million shares for $17.0 million and $41.9 million, plus broker’s commissions, respectively, in the open market. This equates to an average repurchase price of approximately $18.21 per share for the six months ended May 26, 2024. During the six months ended May 28, 2023, the Company repurchased 0.5 million shares for $8.1 million, plus broker's commissions, in the open market during the first quarter. This equates to an average repurchase price of approximately $17.97 per share. During the second quarter of 2023, there were no shares repurchased.
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
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of operations and statements of cash flows have been conformed to the May 26, 2024 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 26, 2024			November 26, 2023
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$88.0	$88.0	$—	$78.7	$78.7	$—
Derivative instruments(3)	7.0	—	7.0	13.8	—	13.8
Total	$95.0	$88.0	$7.0	$92.5	$78.7	$13.8
Financial liabilities carried at fair value
Derivative instruments(3)	9.8	—	9.8	9.1	—	9.1
Total	$9.8	$—	$9.8	$9.1	$—	$9.1
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 26, 2024		November 26, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$514.6	$507.5	$518.3	$500.2
3.50% senior notes due 2031(1)	499.0	408.1	498.7	407.2
Short-term borrowings	2.4	2.4	12.6	12.6
Total	$1,016.0	$918.0	$1,029.6	$920.0
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 3: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 26, 2024, the Company had forward foreign exchange contracts derivatives to buy $630.4 million and to sell $535.7 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2025.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	May 26, 2024			November 26, 2023
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$6.2	$—	$6.2	$6.0	$—	$6.0
Foreign exchange risk cash flow hedges(2)	—	(8.2)	(8.2)	—	(7.1)	(7.1)
Total	$6.2	$(8.2)		$6.0	$(7.1)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$7.0	$(6.2)	$0.8	$13.8	$(6.0)	$7.8
Forward foreign exchange contracts(2)	8.2	(9.9)	(1.6)	7.1	(9.1)	(2.0)
Total	$15.2	$(16.1)		$20.9	$(15.1)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(513.7)		$—	$(517.8)
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

	May 26, 2024			November 26, 2023
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$21.4	$(7.9)	$13.5	$26.9	$(13.1)	$13.8
Financial liabilities	(24.3)	7.9	(16.4)	(22.2)	13.1	(9.1)
Total			$(2.9)			$4.7

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of operations:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCL into Net (Loss) Income(1)
	As of May 26, 2024	As of November 26, 2023	Three Months Ended		Six Months Ended
			May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
Foreign exchange risk contracts	$(1.5)	$(15.0)	$6.6	$13.6	$18.0	$24.8
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(26.6)	(30.8)	—	—	—	—
Cumulative income taxes	16.0	19.0	—	—	—	—
Total	$(27.3)	$(42.0)
_____________
(1)Amounts reclassified from AOCL were classified as net revenues or costs of goods sold on the consolidated statements of operations.
(2)Prior to 2006, the Company used foreign exchange currency swaps to hedge the net investment in its foreign operations. For hedges that qualified for hedge accounting, the net gains were included in AOCL and are not reclassified to earnings until the related net investment position has been liquidated.
There was no hedge ineffectiveness for the six months ended May 26, 2024. Within the next 12 months, a $0.9 million loss from cash flow hedges is expected to be reclassified from AOCL into net income (loss).
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity
Net revenues	$(1.2)	$0.8	$(2.8)	$2.4
Cost of goods sold	$(5.4)	$12.9	$(15.1)	$22.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
The table below provides data about the amount of gains and losses related to derivatives instruments included in “Other expense, net” in the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
Realized gain(1)	$6.3	$13.1	$9.2	$22.6
Unrealized loss	(3.5)	(1.2)	(6.4)	(6.8)
Total	$2.8	$11.9	$2.8	$15.8
_____________
(1)Realized gains related to derivatives instruments were classified as Other, net on the Company’s consolidated statements of cash flows.
NOTE 4: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	May 26, 2024	November 26, 2023

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$172.2	$177.7
Restructuring liabilities	111.3	16.6
Accrued advertising and promotion	63.2	44.7
Taxes other than income taxes payable	57.9	63.3
Accrued property, plant and equipment	39.1	59.6
Accrued income taxes	36.9	41.8
Fair value derivatives	9.8	9.1
Accrued rent	8.5	9.9
Accrued interest payable	8.0	8.2
Short-term debt	2.4	12.5
Other	119.2	126.0
Total other accrued liabilities	$628.5	$569.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 5: DEBT
The following table presents the Company’s debt:

	May 26, 2024	November 26, 2023

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$511.1	$514.9
3.50% senior notes due 2031	494.9	494.5
Total long-term debt	$1,006.0	$1,009.4
Short-term debt
Short-term borrowings	2.4	12.5
Total debt	$1,008.4	$1,021.9

Senior Revolving Credit Facility
As of May 26, 2024, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $791.2 million at May 26, 2024, as the total availability of $809.3 million was reduced by $18.1 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended May 26, 2024 was 4.06% and 3.98%, respectively, as compared to 4.50% and 4.19%, respectively, during the same period of 2023.
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
During the three-month and six-month periods ended May 26, 2024, we recognized restructuring charges of $55.1 million and $171.3 million, respectively, related to Project Fuel, consisting primarily of severance and other post-employment benefit charges. As of May 26, 2024, the Company recorded $154.0 million in restructuring liabilities. The liabilities and charges are included in “Other accrued liabilities” and “Long-term employee related benefits and other liabilities” in the Company’s consolidated balance sheet and “Restructuring charges, net” in the Company’s consolidated statements of operations.
For the three-month and six-month periods ended May 28, 2023, the Company recognized net restructuring charges of $6.5 million and $17.8 million, respectively, which primarily related to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs. During the six-month period ended May 28, 2023, the Company also recognized $18.8 million in charges related to the impairment of capitalized internal-use software, as a result of the decision to discontinue certain technology projects. Both charges were recorded in “Restructuring charges, net” in the accompanying consolidated statements of operations.
The following tables summarize the activities associated with restructuring liabilities for the three-month and six-month periods May 26, 2024. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024

	Three Months Ended May 26, 2024
	Liabilities	Net Charges (Reversals)	Payments	Foreign Currency Fluctuations	Liabilities
	February 25, 2024				May 26, 2024

	(Dollars in millions)
Severance and employee-related benefits	$123.0	$32.6	$(22.6)	$0.6	$133.6
Contract termination costs and other	—	22.5	(2.1)	—	20.4
Total	$123.0	$55.1	$(24.7)	$0.6	$154.0

	Six Months Ended May 26, 2024
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 26, 2023				May 26, 2024

	(Dollars in millions)
Severance and employee-related benefits	$17.8	$146.0	$(31.0)	$0.8	$133.6
Contract termination costs and other	0.2	22.5	(2.2)	(0.1)	20.4
Total	$18.0	$168.5	$(33.2)	$0.7	$154.0
_____________
(1)Excludes $2.0 million in stock compensation related charge recorded in Additional paid-in capital and $0.8 million in operating lease termination for the six-month period ended May 26, 2024.
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of May 26, 2024, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
NOTE 8: DIVIDENDS
Dividends are declared at the discretion of the Board. In January and April for both 2024 and 2023, the Company declared cash dividends, each $0.12 per share, to holders of record of its Class A and Class B common stock. During the three and six months ended May 26, 2024, dividends were paid in the amount of $47.7 million and $95.6 million, respectively, compared to $47.6 million and $95.2 million, respectively, for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, a cash dividend of $0.13 per share was declared to holders of record of its Class A and Class B common stock at the close of business on August 2, 2024. The cash dividend will be payable on August 20, 2024, for a total quarterly dividend of approximately $52 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended May 26, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at February 25, 2024	$(151.7)	$(30.3)	$(201.3)	$—	$(383.3)
Other comprehensive income (loss) before reclassifications	(0.9)	(3.6)	4.0	—	(0.5)
Amounts reclassified from accumulated other comprehensive loss	2.4	6.7	—	—	9.1
Net increase (decrease) in other comprehensive income (loss)	1.5	3.1	4.0	—	8.6
Accumulated other comprehensive loss at May 26, 2024	$(150.2)	$(27.2)	$(197.3)	$—	$(374.7)

	Six Months Ended May 26, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 26, 2023	$(153.2)	$(42.0)	$(195.7)	$—	$(390.9)
Other comprehensive (loss) income before reclassifications	(1.4)	(3.2)	(1.6)	—	(6.2)
Amounts reclassified from accumulated other comprehensive (loss) income	4.4	18.0	—	—	22.4
Net increase (decrease) in other comprehensive (loss) income	3.0	14.8	(1.6)	—	16.2
Accumulated other comprehensive loss at May 26, 2024	$(150.2)	$(27.2)	$(197.3)	$—	$(374.7)
____________
(1)Amounts reclassified were recorded in other expense, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 3.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024

	Three Months Ended May 28, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at February 26, 2023	$(177.7)	$(12.4)	$(228.4)	$—	$(418.5)
Other comprehensive income (loss) before reclassifications	(0.6)	(7.6)	16.4	—	8.2
Amounts reclassified from accumulated other comprehensive loss	2.3	(13.7)	—	—	(11.4)
Net increase (decrease) in other comprehensive income (loss)	1.7	(21.3)	16.4	—	(3.2)
Accumulated other comprehensive loss at May 28, 2023	$(176.0)	$(33.7)	$(212.0)	$—	$(421.7)

	Six Months Ended May 28, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)
Other comprehensive (loss) income before reclassifications	(1.1)	(16.1)	36.7	0.1	19.6
Amounts reclassified from accumulated other comprehensive loss	4.6	(24.8)	—	0.6	(19.6)
Net increase (decrease) in other comprehensive (loss) income	3.5	(40.9)	36.7	0.7	—
Accumulated other comprehensive loss at May 28, 2023	$(176.0)	$(33.7)	$(212.0)	$—	$(421.7)
_____________
(1)Amounts reclassified were recorded in other expense, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 3.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 10: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended May 26, 2024
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$431.7	$152.6	$112.2	$72.2	$768.7
Direct-to-consumer	280.5	201.1	147.8	43.1	672.5
Total net revenues	$712.2	$353.7	$260.0	$115.3	$1,441.2

	Six Months Ended May 26, 2024
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$839.5	$359.6	$244.5	$128.6	$1,572.2
Direct-to-consumer	608.5	417.6	304.3	96.2	1,426.6
Total net revenues	$1,448.0	$777.2	$548.8	$224.8	$2,998.8

	Three Months Ended May 28, 2023
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$366.7	$172.5	$112.3	$63.8	$715.3
Direct-to-consumer	242.2	188.8	149.4	41.1	621.5
Total net revenues	$608.9	$361.3	$261.7	$104.9	$1,336.8

	Six Months Ended May 28, 2023
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$897.3	$416.6	$246.3	$140.0	$1,700.2
Direct-to-consumer	534.6	399.8	304.9	86.2	1,325.5
Total net revenues	$1,431.9	$816.4	$551.2	$226.2	$3,025.7
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of May 26, 2024 and November 26, 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 11: INCOME TAXES
The Company’s effective income tax rate was (49.4)% for the three months ended May 26, 2024, compared to 78.4% for the same prior-year period. The decrease in the effective tax rate in the current quarter is primarily driven by a tax benefit of $7.5 million related to a favorable resolution of a state audit in the current year and the inclusion of discrete tax benefits recognized on $7.2 million of loss before income tax in the prior year.
The Company’s effective income tax rate was 1,126.3% for the six months ended May 26, 2024, compared to 14.3% for the same prior-year period. The increase in the effective tax rate is primarily driven by a tax benefit of $7.5 million related to a favorable resolution of a state audit.
NOTE 12: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions, except per share amounts)
Numerator:
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1
Denominator:
Weighted-average common shares outstanding - basic	398,799,458	397,455,261	398,897,030	396,671,862
Dilutive effect of stock awards	4,107,754	—	4,075,513	4,469,804
Weighted-average common shares outstanding - diluted	402,907,212	397,455,261	402,972,543	401,141,666
Earnings (loss) per common share:
Basic	$0.05	$(0.00)	$0.02	$0.29
Diluted	$0.04	$(0.00)	$0.02	$0.28
Anti-dilutive securities excluded from calculation of diluted earnings (loss) per share	2,835,565	—	4,982,183	5,464,945
Diluted net loss per common share for the three months ended May 28, 2023 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted loss per common share were 16.1 million shares for the three months ended May 28, 2023.
NOTE 13: RELATED PARTIES
Michelle Gass (President and CEO), Tracy Layney (Executive Vice President and Chief Human Resources Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is not one of our consolidated entities. Mr. David Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. Ms. Gass, Ms. Layney and Mr. Jedrzejek began serving on the Board of Directors of the Levi Strauss Foundation on January 24, 2024, February 3, 2022 and September 26, 2023, respectively. Charles V. Bergh, former President and Chief Executive Officer, was a member of the board of directors of the Levi Strauss Foundation until January 28, 2024. During the three and six months ended May 26, 2024, the Company donated $0.5 million and $5.3 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $10.3 million, respectively, for the same prior-year periods. During the three and six months ended May 26, 2024, the Company recognized expenses related to their donation commitments of $2.2 million and $4.2 million, respectively, as compared to $3.4 million and $4.9 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 26, 2024
NOTE 14: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s®, Signature by Levi Strauss & Co.™ and Denizen® brands. The Dockers® and Beyond Yoga® businesses do not separately meet the quantitative thresholds for reportable segments and therefore are presented under the caption of “Other Brands.” Effective in the second quarter of 2024, Dockers® and Beyond Yoga® businesses are disclosed as separate lines under the caption “Other Brands” to increase transparency of performance. Prior periods were adjusted to reflect the change. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
Net revenues:
Americas	$712.2	$608.9	$1,448.0	$1,431.9
Europe	353.7	361.3	777.2	816.4
Asia	260.0	261.7	548.8	551.2
Total segment net revenues	1,325.9	1,231.9	2,774.0	2,799.5
Other Brands:
Dockers	82.4	75.8	159.8	168.1
Beyond Yoga	32.9	29.1	65.0	58.1
Total Other Brands	115.3	104.9	224.8	226.2
Total net revenues	$1,441.2	$1,336.8	$2,998.8	$3,025.7
Income (loss) before income taxes:
Americas	$126.5	$53.2	$258.9	$187.7
Europe	53.3	54.8	156.8	172.3
Asia	33.9	32.1	82.4	85.8
Total segment operating income	213.7	140.1	498.1	445.8
Dockers operating income (loss)	1.1	(2.7)	—	(0.6)
Beyond Yoga operating (loss) income	(2.9)	0.7	(3.8)	2.0
Restructuring charges, net	(55.1)	(6.5)	(171.3)	(17.8)
Corporate expenses	(134.9)	(121.7)	(301.5)	(262.1)
Interest expense	(10.3)	(13.2)	(20.3)	(23.9)
Other expense, net	0.4	(3.9)	(1.9)	(11.4)
Income (loss) before income taxes	$12.0	$(7.2)	$(0.7)	$132.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 26, 2024, our products were sold in over 45,000 retail locations in more than 110 countries, including approximately 3,300 brand-dedicated stores and shop-in-shops. As of May 26, 2024, we had 1,234 company-operated stores located in 38 countries and approximately 550 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% of our total units sold in the first six months of both 2024 and 2023. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 27% and 26% of our total units sold in the first six months of 2024 and 2023, respectively. The remainder of our products are footwear and accessories. Men’s products generated 63% and 64% of our net revenues in the first six months of 2024 and 2023. Women’s products generated 36% and 35% of our net revenues in the first six months of 2024 and 2023, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, pants excluding jeans, accessories and footwear – represented 40% and 39% of our net revenues in the first six months of 2024 and 2023, respectively.
Our Europe and Asia businesses, collectively, contributed 44% of our net revenues in the first six months of 2024, as compared to 45% of our net revenues in the same period in 2023. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 58% in the first six months of both 2024 and 2023. Sales of Levi’s® brand products represented 88% and 87% of our total net sales in the first six months of 2024 and 2023, respectively.
Our wholesale channel generated 52% and 56% of our net revenues in the first six months of 2024 and 2023, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% of our net revenues in the first six months of both 2024 and 2023. Our DTC channel generated 48% and 44% of our net revenues in the first six months of 2024 and 2023, respectively, with sales through our company operated e-commerce sites representing 22% and 21% of DTC channel net revenues in the first six months of 2024 and 2023, respectively, and 11% and 9% of total net revenues in the first six months of 2024 and 2023, respectively.
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
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in the three-month and six-month periods ended May 26, 2024 and May 28, 2023, adversely impacting consumer demand and increasing labor and product costs.
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
The first phase of the global productivity initiative occurred in the first half of 2024, resulting in the Company recognizing $171.3 million in restructuring charges, primarily due to severance and other post-employment benefits. The Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which will result in the sale, lease or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers. We also recognized $15.3 million of restructuring related charges in selling, general, and administrative expenses (“SG&A”) in the Company’s consolidated statements of operations, primarily consulting fees, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category. We may incur additional significant restructuring charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.

Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on our revenues, operating margins and net income. Challenges forecasting consumer demand has in the past and may in the future lead to elevated inventory levels both with us and our customers, resulting in fewer full-priced sales and a more promotional environment. These trends historically have impacted and may impact our future financial results, affecting inventory, revenue, operating margins and net income.
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
•The current domestic and international political environment, including volatile trade relations, the Russia-Ukraine war, the Israel-Hamas war and the related disruption to shipping lanes and civil unrest taking place in certain parts of the world have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, sanctions and export controls, which also increase volatility in the global economy. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
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
•As climate change evolves, we expect an increase in both the frequency and severity of seasonal and severe weather events, which may affect our consumer traffic and demand, as well as the activities of our suppliers, manufacturers and customers. Weather events, such as droughts, heatwaves, floods, wildfires and winter storms could impact store traffic and conversion as the timing for seasonal products may be unpredictable. Additionally, weather events could impact the cost or availability of raw materials integral to our products, such as cotton.
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
Our Second Quarter 2024 Results
•Net revenues. Consolidated net revenues increased 7.8% on a reported basis and 9.0% on a constant-currency basis compared to the second quarter of 2023. Approximately 7.5% of the increase, on both bases, was driven by the approximately $100 million shift in wholesale shipments negatively impacting the second quarter of 2023 primarily as the result of the U.S. ERP implementation.
•Operating income. We recognized consolidated operating income of $21.9 million, compared to $9.9 million in the second quarter of 2023. The increase was primarily due to an increase in net revenues and gross profit, partially offset by the recognition of $55.1 million in restructuring charges. Operating margin was 1.5%, up from 0.7% in the second quarter of 2023, as a result of higher gross margin, partially offset by restructuring charges.
•Net income (loss). We recognized consolidated net income of $18.0 million, compared to a net loss of $1.6 million in the second quarter of 2023. The increase is primarily driven by higher operating income described above.
•Adjusted EBIT. Compared to the second quarter of 2023, Adjusted EBIT increased 176.2% to $87.0 million from $31.5 million. The increase is due to higher revenue mostly due to the timing shift described above, partially offset by higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 6.0%, 360 basis points higher than the second quarter of 2023 on a reported basis, and 380 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the second quarter of 2023, Adjusted net income increased to $66.2 million from $15.2 million. The increase is due to higher Adjusted EBIT as described above.
•Diluted earnings (loss) per share. We recognized diluted earnings per share of $0.04, compared to a diluted loss per share of $(0.00) in the second quarter of 2023.
•Adjusted diluted earnings per share. Compared to the second quarter of 2023, Adjusted diluted earnings per share increased to $0.16 from $0.04, mainly due to the higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.01.
•Inventory. Compared to the second quarter of 2023, inventory decreased 7% on a dollar basis primarily due to planned inventory reduction. Additionally, the second quarter of 2024 includes the impact of a modification of terms with the majority of our suppliers to take ownership of our inventory near the point of shipment rather than destination, which contributed approximately $156 million, or 12% of growth on a dollar basis.

Our Year-to-Date 2024 Results
•Net revenues. Consolidated net revenues decreased 0.9% on a reported basis and 0.4% on a constant-currency basis compared to the first six months of 2023. Net revenues were essentially flat, as growth in our DTC business globally was offset by a decline in wholesale.
•Operating income. Compared to the first six months of 2023, operating income decreased 87.1% to $21.5 million from $167.3 million due to the recognition of $171.3 million in restructuring charges in the current year as well as higher SG&A expenses, partially offset by higher gross profit. As a result, operating margin was 0.7%, 480 basis points lower than the first six months of 2023.
•Net income. Compared to the first six months of 2023, consolidated net income decreased to $7.3 million from $113.1 million, primarily driven by the decreased operating income described above, offset by lower income taxes in the current year.
•Adjusted EBIT. Compared to the first six months of 2023, Adjusted EBIT increased 5.0% to $227.7 million from $216.8 million, primarily due to higher gross profit in the current year partially offset by higher Adjusted SG&A expenses. Adjusted EBIT margin was 7.6%, 40 basis points higher than the first six months of 2023 on a reported basis and 50 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first six months of 2023, Adjusted net income increased 12.5% to $168.7 million from $150.0 million, primarily due to higher Adjusted EBIT described above, as well as lower interest expense and lower income taxes.
•Diluted earnings per share. Compared to the first six months of 2023, diluted earnings per share decreased to $0.02 from $0.28, mainly due to the lower net income described above.
•Adjusted diluted earnings per share. Compared to the first six months of 2023, Adjusted diluted earnings per share increased to $0.42 from $0.37, due to the higher Adjusted net income described above. Currency translation did not have an impact on Adjusted diluted earnings per share.
For more information on non-GAAP financial measures, our calculation of Adjusted EBIT, Adjusted net income, and Adjusted diluted earnings per share and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP, see “– Non-GAAP Financial Measures.”
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
Segments.    Our Levi’s Brands business, which includes Levi’s®, Signature by Levi Strauss & Co.™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Dockers® and Beyond Yoga® businesses are managed separately and separately do not meet the quantitative thresholds of a reportable segment and are reported in our financial statements under the caption of “Other Brands.” Effective in the second quarter of 2024, Dockers® and Beyond Yoga® businesses are disclosed as separate lines under the caption “Other Brands” to increase transparency of performance.
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

Results of Operations
The following table presents, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,441.2	$1,336.8	7.8%	100.0%	100.0%	$2,998.8	$3,025.7	(0.9)%	100.0%	100.0%
Cost of goods sold	569.5	552.6	3.1%	39.5%	41.3%	1,220.6	1,299.2	(6.0)%	40.7%	42.9%
Gross profit	871.7	784.2	11.2%	60.5%	58.7%	1,778.2	1,726.5	3.0%	59.3%	57.1%
Selling, general and administrative expenses	794.7	767.8	3.5%	55.1%	57.4%	1,585.4	1,541.4	2.9%	52.9%	50.9%
Restructuring charges, net	55.1	6.5	*	3.8%	0.5%	171.3	17.8	*	5.7%	0.6%
Operating income	21.9	9.9	121.2%	1.5%	0.7%	21.5	167.3	(87.1)%	0.7%	5.5%
Interest expense	(10.3)	(13.2)	22.0%	(0.7)%	(1.0)%	(20.3)	(23.9)	15.1%	(0.7)%	(0.8)%
Other income (expense), net	0.4	(3.9)	110.3%	—%	(0.3)%	(1.9)	(11.4)	83.3%	(0.1)%	(0.4)%
Income (loss) before income taxes	12.0	(7.2)	*	0.8%	(0.5)%	(0.7)	132.0	(100.5)%	—%	4.4%
Income tax (benefit) expense	(6.0)	(5.6)	(7.1)%	(0.4)%	(0.4)%	(8.0)	18.9	(142.3)%	(0.3)%	0.6%
Net income (loss)	$18.0	$(1.6)	*	1.2%	(0.1)%	$7.3	$113.1	(93.5)%	0.2%	3.7%
Earnings (loss) per common share:
Basic	$0.05	$(0.00)	*	*	*	$0.02	$0.29	(93.1)%	*	*
Diluted	$0.04	$(0.00)	*	*	*	$0.02	$0.28	(92.9)%	*	*
Weighted-average common shares outstanding (in millions):
Basic	398.8	397.5	0.3%	*	*	398.9	396.7	0.6%	*	*
Diluted	402.9	397.5	1.4%	*	*	403.0	401.1	0.5%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and constant-currency basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 26, 2024	May 28, 2023	As Reported	Constant Currency	May 26, 2024	May 28, 2023	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$712.2	$608.9	17.0%	16.3%	$1,448.0	$1,431.9	1.1%	0.3%
Europe	353.7	361.3	(2.1)%	(1.7)%	777.2	816.4	(4.8)%	(5.2)%
Asia	260.0	261.7	(0.7)%	5.7%	548.8	551.2	(0.4)%	5.3%
Total Levi’s Brands net revenues	1,325.9	1,231.9	7.6%	8.8%	2,774.0	2,799.5	(0.9)%	(0.4)%
Other Brands:
Dockers	82.4	75.8	8.6%	9.1%	159.8	168.1	(5.0)%	(5.0)%
Beyond Yoga	32.9	29.1	13.0%	13.0%	65.0	58.1	11.7%	11.7%
Total Other Brands	115.3	104.9	9.9%	10.2%	224.8	226.2	(0.6)%	(0.7)%
Total net revenues	$1,441.2	$1,336.8	7.8%	9.0%	$2,998.8	$3,025.7	(0.9)%	(0.4)%
Net revenues by channel:
Wholesale	$768.7	$715.3	7.4%	7.6%	$1,572.2	$1,700.2	(7.5)%	(7.7)%
DTC	672.5	621.5	8.2%	10.5%	1,426.6	1,325.5	7.6%	9.0%
Total net revenues	$1,441.2	$1,336.8	7.8%	9.0%	$2,998.8	$3,025.7	(0.9)%	(0.4)%

Total net revenues on both a reported and constant-currency basis increased for the three-month period ended May 26, 2024 and decreased for the six-month period ended May 26, 2024, as compared to the same periods in 2023.
Americas.    On both a reported and constant-currency basis, net revenues increased for the three-month and six-month periods ended May 26, 2024, with currency translation affecting net revenues favorably by approximately $4 million and $12 million, respectively.
Excluding the effects of currency, net revenues increased for the three-month period ended May 26, 2024, driven by the wholesale channel revenue, as well as growth in our DTC channel. Wholesale channel revenue increased primarily as a result of the prior year quarter being negatively impacted by lower shipments as a result of the U.S. ERP implementation in the second quarter of 2023. Additionally, the exit of the Denizen business contributed $12 million to the decline, partially offsetting the wholesale revenue channel increase.
The increase in DTC revenue for the three-month period ended May 26, 2024 was across all markets, led by the U.S. as a result of higher units sold. Revenue growth was driven by both store expansion, as we benefited from 57 more company-operated stores in operation in the Americas as of May 26, 2024, as compared to May 28, 2023, as well as store performance. E-commerce net revenues increased primarily due to higher online traffic and conversion.
Net revenues increased for the six-month period ended May 26, 2024, as growth in our DTC channel was partially offset with a decline in wholesale channel revenue. The growth in DTC revenue was due to strong performance and increased traffic within our company-operated stores as well as store expansion. E-commerce revenue increased due to higher online traffic and conversion. The decrease in wholesale channel revenue was impacted by the exit of our Denizen business of $26 million.
Europe.    Net revenues in Europe decreased on both a reported and constant-currency basis for the three-month and six-month periods ended May 26, 2024, with currency translation affecting net revenues unfavorably by approximately $2 million and favorably by approximately $4 million, respectively. Constant-currency net revenues for the three-month and six-month periods ended May 26, 2024 decreased due to lower wholesale channel revenue, partially offset by growth in our DTC channel. For the three-month period ended May 26, 2024, the decrease in wholesale channel revenue was primarily driven by lower volume in comparison to the prior year quarter.

Excluding the effects of currency, the growth in our DTC channel was primarily driven by expansion. There were 10 more company-operated stores in operation in Europe as of May 26, 2024 as compared to May 28, 2023.
For the six-month period ended May 26, 2024, the decrease in wholesale channel revenue was primarily driven by a decrease in orders as wholesale customers continued to rebalance inventory levels as well as the exit from Russia, which included wholesale channel revenues of approximately $8 million in the prior year. The growth in DTC revenue was primarily driven by expansion, partially offset by the exit from Russia, which included DTC channel revenues of approximately $5 million in the prior year.
Asia.    Net revenues in Asia decreased on a reported basis and increased on a constant-currency basis for the three-month and six-month periods ended May 26, 2024, with currency affecting net revenues unfavorably by approximately $16 million and $30 million, respectively. Excluding the effects of currency, net revenues for the three-month and six-month periods ended May 26, 2024 grew across both our DTC and wholesale channels.
The growth in DTC revenue was due to strong performance in our company-operated stores and e-commerce, as a result of increased volume driven by higher traffic. Additionally, we benefited from 12 more company-operated stores in operation in Asia as of May 26, 2024 as compared to May 28, 2023. The increase in wholesale revenue was primarily due to an increase in units sold in our franchise channel.
Other Brands. Net revenues in Other Brands increased on a reported and constant-currency basis for the three-month period ended May 26, 2024 and decreased on a reported and constant-currency basis for the six-month period ended May 26, 2024.
Dockers.    Net revenues in Dockers increased on a reported and constant-currency basis for the three-month period ended May 26, 2024 and decreased on a reported and constant-currency basis for the six-month period ended May 26, 2024. Currency translation did not have a significant impact. Excluding the effects of currency, net revenues for the three-month period ended May 26, 2024 grew primarily due to the U.S. wholesale channel, which in the prior year quarter included decreased shipments as a result of our U.S. ERP implementation. The decrease for the six-month period ended May 26, 2024 was primarily due to lower volume in the U.S. wholesale channel, partially offset by expansion in our DTC channel.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and constant-currency basis for the three-month and six-month periods ended May 26, 2024. Currency translation did not have an impact. Net revenues grew across both our DTC and wholesale channels. The growth in our DTC channel was primarily due to growth in e-commerce as well as store expansion. The growth in our wholesale channel was primarily due to higher volume.
Net revenues by channel
Wholesale.    On both a reported and constant-currency basis, net revenues in our wholesale channel increased for the three-month period ended May 26, 2024 and decreased for the six-month period ended May 26, 2024, with currency translation not having a significant impact on net revenues for the three-month period ended May 26, 2024 and affecting net revenues favorably by approximately $2 million for the six-month period ended May 26, 2024.
The increase for the three-month period ended May 26, 2024 was driven by the comparative prior year quarter’s impact of the U.S. ERP implementation, with an impact of approximately 13% or $100 million, with the majority of the impact affecting our U.S. Levi’s brand. The impact of the exit of the Denizen brand, which contributed approximately $12 million to the decline in wholesale net revenues, respectively. The decrease for the six-month period ended May 26, 2024 was driven primarily by lower volume. Additionally, the impact of the exit of the Denizen brand and Russia business contributed $26 million and $8 million to the decline, respectively.
DTC (Direct to Consumer).    Net revenues in our DTC channel increased on both a reported and constant-currency basis for the three-month and six-month periods ended May 26, 2024, with currency translation affecting net revenues unfavorably by approximately $13 million and $17 million, respectively. The increase was driven by store performance across brick-and-mortar mainline and outlet stores, as well as e-commerce. Our U.S. DTC business for the three-month and six-month periods grew 12% and 11%, respectively. For the three-month and six-month periods ended May 26, 2024 net revenues from e-commerce grew 19% and 16%% on a reported basis and 19% and 15% on a constant-currency basis compared to the second quarter of 2023, driven by growth across the Levi’s and Beyond Yoga brands. As a percentage of second quarter net revenues for three-month and six-month periods, DTC comprised 47% and 48% of total net revenues, respectively.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,441.2	$1,336.8	7.8%	$2,998.8	$3,025.7	(0.9)%
Cost of goods sold	569.5	552.6	3.1%	1,220.6	1,299.2	(6.1)%
Gross profit	$871.7	$784.2	11.2%	$1,778.2	$1,726.5	3.0%
Gross margin	60.5%	58.7%		59.3%	57.1%

Currency translation impacted gross profit unfavorably by approximately $10 million and $12 million, respectively, for the three-month and six-month periods ended May 26, 2024.
For the three-month and six-month periods ended May 26, 2024, the increase in gross margin was primarily driven by lower product costs and favorable product mix. Currency exchange, including transaction impacts, unfavorably impacted gross margin by approximately 140 basis points and 100 basis points for the three-month and six-month periods ended May 26, 2024, respectively.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$337.0	$328.6	2.6%	23.4%	24.6%	$687.9	$674.6	2.0%	22.9%	22.3%
Advertising and promotion	132.4	133.4	(0.8)%	9.2%	10.0%	218.7	236.7	(7.6)%	7.3%	7.8%
Administration	127.3	119.9	6.2%	8.8%	9.0%	276.9	247.3	12.0%	9.2%	8.2%
Other	198.0	185.9	6.5%	13.7%	13.9%	401.9	382.8	5.0%	13.4%	12.7%
Total SG&A	$794.7	$767.8	3.5%	55.1%	57.4%	$1,585.4	$1,541.4	2.9%	52.9%	50.9%
______________
* Not meaningful
Currency translation impacted SG&A favorably by approximately $7 million and $8 million for the three-month and six-month periods ended May 26, 2024, respectively.
Selling.   Currency translation impacted selling expenses favorably by approximately $5 million for both the three-month and six-month periods ended May 26, 2024. The increase in selling expenses for the three-month and six-month periods ended May 26, 2024 was primarily due to DTC business expansion in the current year as compared to the prior year.
Advertising and promotion. Currency translation did not have a significant impact on advertising and promotion expenses for the three-month and six-month periods ended May 26, 2024. The decrease in advertising and promotion expenses was primarily due to decreased media spending in comparison to the prior year, which included expenses associated with the 150th anniversary of the 501® jean campaign, partially offset by expenses associated with the Live in Levi’s campaign launched in the current quarter.
Administration.   Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the three-month and six-month periods ended May 26, 2024. The increase in administration costs for the three months ended May 26, 2024, includes additional funding of employee incentive compensation of approximately $14.5 million.

The increase in administration costs for the six-month period ended May 26, 2024 was primarily due to additional funding of employee incentive compensation as compared to the same prior-year period. The Company also recognized $25.4 million of restructuring related charges, primarily consulting fees, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
The six-month period ended May 28, 2023 includes $18.8 million in charges related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of certain store leases.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on other costs for the three-month and six-month periods ended May 26, 2024. For the three-month and six-month periods ended May 26, 2024, the increase in other costs was primarily due to higher spend on distribution expenses, including $4.5 million of costs to finalize and transition the distribution center in Dorsten, Germany.
Restructuring charges, net
During the three-month and six-month periods ended May 26, 2024, we recognized restructuring charges of $55.1 million and $171.3 million, respectively, related to Project Fuel consisting primarily of severance and post-employment benefit charges.

Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024		May 28, 2023		May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024		May 28, 2023
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$126.5	$53.2	137.7%	17.8%		8.7%		$258.9	$187.7	37.9%	17.9%		13.1%
Europe	53.3	54.8	(2.8)%	15.1%		15.2%		156.8	172.3	(9.0)%	20.2%		21.1%
Asia	33.9	32.1	5.8%	13.0%		12.3%		82.4	85.8	(4.0)%	15.0%		15.6%
Total Levi’s Brands operating income	213.7	140.1	52.5%	16.1%		11.4%		498.1	445.8	11.7%	18.0%		15.9%
Other Brands
Dockers operating income (loss)	1.1	(2.7)	139.0%	1.3%		(3.6)%		—	(0.6)	100.0%	—%		(0.4)%
Beyond Yoga operating (loss) income	(2.9)	0.7	*	(8.8)%		2.4%		(3.8)	2.0	*	(5.8)%		3.4%
Total Other Brands operating (loss) income	(1.8)	(2.0)	(8.8)%	(1.6)%		(1.9)%		(3.8)	1.4	(371.4)%	(1.7)%		0.6%
Restructuring charges, net	(55.1)	(6.5)	*	(3.8)%	❖	(0.5)%	❖	(171.3)	(17.8)	*	(5.7)%	❖	(0.6)%	❖
Corporate expenses	(134.9)	(121.7)	(10.9)%	(9.4)%	❖	(9.1)%	❖	(301.5)	(262.1)	(15.0)%	(10.1)%	❖	(8.7)%	❖
Total operating income	$21.9	$9.9	121.2%	1.5%	❖	0.7%	❖	$21.5	$167.3	(87.1)%	0.7%	❖	5.5%	❖
Operating margin	1.5%	0.7%						0.7%	5.5%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation impacted total operating income unfavorably by approximately $3 million and $4 million for the three-month and six-month periods ended May 26, 2024, respectively.
Levi’s Brands operating income.
•Americas.  Currency translation did not have a significant impact for the three-month period ended May 26, 2024 and had a favorable impact of approximately $3 million for the six-month period ended May 26, 2024. The increase in operating income for the three-month period ended was primarily due to increased net revenues and higher gross margin as compared to the prior year. The increase in operating income for the six-month period ended May 26, 2024 was primarily due to higher gross margin, as compared to the prior year, as well as lower SG&A expense as a percent of revenue.
•Europe.   Currency translation did not have a significant impact for the three-month and six-month periods ended May 26, 2024. The decrease in operating income for the three-month and six-month periods ended was primarily due to higher SG&A expense as a percent of revenue and lower revenue, partially offset by higher gross margin as compared to the prior year.
•Asia.   Currency translation had an unfavorable impact of approximately $3 million and $7 million for the three-month and six-month periods ended May 26, 2024, respectively. The increase in operating income for the three-month and six-month periods ended was primarily due higher net revenues and gross margin, partially offset by higher SG&A expense as a percent of revenue in the current year as compared to the prior year.
Other Brands.   Currency translation did not have a significant impact for the three-month and six-month periods ended May 26, 2024.
•Dockers. Currency translation did not have a significant impact for the three-month and six-month periods ended May 26, 2024. The increase in operating income for the three-month and six-month periods ended was primarily due to higher gross margins.
•Beyond Yoga. Currency translation did not have a significant impact for the three-month and six-month periods ended May 26, 2024. The decrease in operating income for the three-month and six-month periods ended was primarily due to higher SG&A as a percent of revenue partially offset by higher revenue as compared to the prior year.
Restructuring charges, net. During the three-month and six-month periods ended May 26, 2024, we recognized restructuring charges of $55.1 million and $171.3 million, respectively, related to Project Fuel consisting primarily of severance and post-employment benefit charges.
Corporate.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact for the three-month and six-month periods ended May 26, 2024.
The increase in corporate expenses for the three-month and six-month periods ended May 26, 2024 is primarily due to higher employee incentives of $14.5 million and restructuring related expenses, mostly consulting fees of $5.2 million and $15.3 million, for the three-month and six-month periods ended May 26, 2024. Additionally, a $5.5 million charge was taken for the goodwill impairment of the footwear business in the first quarter of 2024. This increase is partially offset by previous period charges of $18.8 million related to the impairment of capitalized internal-use software, net of a $3.9 million gain on the early termination of certain store leases.
Interest expense
Interest expense was $10.3 million and $20.3 million for the three-month and six-month periods ended May 26, 2024, respectively, as compared to $13.2 million and $23.9 million in the prior-year periods. The decrease is primarily due to $200.0 million revolving credit facility paid off in 2023.
Our weighted-average interest rate on average borrowings outstanding during the three-month and six-month periods ended May 26, 2024 was 4.06% and 3.98%, respectively, as compared to 4.50% and 4.19%, during the comparable periods in 2023.
Other income (expense), net
For the three-month and six-month periods ended May 26, 2024, we recorded other income of $0.4 million and other expense of $1.9 million, respectively, as compared to other expense of $3.9 million and $11.4 million in the prior-year periods. The increase in other income (expense) recognized was primarily due to the recognition of $1.4 million and $5.4 million in foreign currency transaction losses for the three-month and six-month periods ended May 26, 2024, in comparison to transaction losses of $17.7 million and $28.3 million, in the prior-year periods.
Income tax (benefit) expense
Our effective income tax rate was (49.4)% for the three months ended May 26, 2024, compared to 78.4% for the same prior-year period. The decrease in the effective tax rate in the current quarter is primarily driven by a tax benefit of $7.5 million related to a favorable resolution of a state audit in the current year and the inclusion of discrete tax benefits recognized on $7.2 million of loss before income tax in the prior year.
Our effective income tax rate was 1,126.3% for the six months ended May 26, 2024, compared to 14.3% for the same prior-year period. The increase in the effective tax rate is primarily driven by a tax benefit of $7.5 million related to a favorable resolution of a state audit.

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
As of May 26, 2024, we had no borrowings under the Credit Facility. Unused availability under the facility was $791.2 million as our total availability of $809.3 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $18.1 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $641.4 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.4 billion. Of our $641.4 million in cash and cash equivalents, approximately $433.1 million was held by foreign subsidiaries.
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
During the three and six months ended May 26, 2024, we repurchased 0.8 million and 2.3 million shares for $17.0 million and $41.9 million, plus broker’s commissions, in the open market.
In June 2024, a cash dividend of $0.13 per share was declared to holders of record of our Class A and Class B common stock at the close of business on August 2, 2024. The cash dividend will be payable on August 20, 2024, for a total quarterly dividend of approximately $52 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 26, 2024	May 28, 2023

	(Dollars in millions)
Cash provided by operating activities	$548.8	$125.4
Cash used for investing activities	(141.4)	(81.5)
Cash (used for) provided by financing activities	(162.9)	5.9
Cash and cash equivalents at period end	641.4	471.6
Cash flows from operating activities
Cash provided by operating activities was $548.8 million for the six-month period ended May 26, 2024, as compared to $125.4 million for the comparable period in 2023. The increase in cash provided by operating activities is primarily driven by lower spending on inventory and SG&A expenses. In addition, we received $77.9 million as an advance payment associated with the transition of our distribution center to a third-party logistics provider. See “Distribution Center Conversion” in Note 1 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
Cash flows from investing activities
Cash used for investing activities was $141.4 million for the six-month period ended May 26, 2024, as compared to $81.5 million for the comparable period in 2023. The increase in cash used for investing activities is primarily due to lower net proceeds from short-term investments and foreign exchange contracts, and higher payments mostly from the acquisition of our former Colombian distributor, Expofaro. These increases in cash used are partially offset by lower capital expenditures.
Cash flows from financing activities
Cash used for financing activities was $162.9 million for the six-month period ended May 26, 2024, as compared to cash provided by financing activities of $5.9 million for the comparable period in 2023. Cash used in 2024 primarily reflects dividend payments of $95.6 million and common stock repurchases of $41.9 million. Cash provided in 2023 primarily reflects proceeds from the senior revolving credit facility of $200.0 million, partially offset by dividend payments of $95.2 million, and repayment of the senior revolving credit facility of $75.0 million.
Indebtedness
Of our total debt of $1.0 billion as of May 26, 2024, we had fixed rate debt of $1.0 billion (100% of total debt), net of capitalized debt issuance costs. As of May 26, 2024, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $2.4 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 26, 2024.

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

SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income (loss)	Adjusted EBIT
Net income (loss) excluding income tax (benefit) expense, interest expense, other expense (income), net, acquisition and integration related charges, property, plant, equipment, right-of-use asset impairment and early lease terminations, net, goodwill and other intangible asset impairment charges, and restructuring and restructuring related charges, severance and other, net

Net income (loss) margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income (loss)	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income (loss)	Adjusted net income
Net income (loss) excluding acquisition and integration related charges, property, plant, equipment, right-of-use asset impairment charges and early lease terminations, net, goodwill and other intangible asset impairment charges, restructuring and restructuring related charges, severance and other, net, adjusted to give effect to the income tax impact of such adjustments.

Net income (loss) margin	Adjusted net income margin	Adjusted net income as a percentage of net revenues
Diluted earnings (loss) per share	Adjusted diluted earnings per share	Adjusted net income (loss) per weighted-average number of diluted common shares outstanding
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

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$794.7	$767.8	$1,585.4	$1,541.4

Non-GAAP measure:
Selling, general and administrative expenses	$794.7	$767.8	$1,585.4	$1,541.4
Acquisition and integration related charges(1)	—	(1.3)	(4.0)	(2.5)
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	—	(0.1)	—	(14.9)
Goodwill and other intangible asset impairment charges(3)	—	—	(5.5)	—
Restructuring related charges, severance and other, net(4)	(10.0)	(13.7)	(25.4)	(14.3)
Adjusted SG&A	$784.7	$752.7	$1,550.5	$1,509.7

SG&A margin	55.1%	57.4%	52.9%	50.9%
Adjusted SG&A margin	54.4%	56.3%	51.7%	49.9%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the six-month period ended May 28, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war.
(3)For the six-month period ended May 26, 2024, goodwill and other intangible asset impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(4)For the three-month period ended May 26, 2024, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $5.2 million, other legal settlements and executive separation charges of $3.9 million and transaction and deal related costs of $0.7 million. The six-month period ended May 26, 2024 primarily relates to consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
For the three-month period ended May 28, 2023, restructuring related charges, severance, and other, net primarily relates to other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $2.9 million and other transaction and deal related costs. The six-month period ended May 28, 2023 primarily relates to other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $3.4 million and other transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1

Non-GAAP measure:
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1
Income tax (benefit) expense	(6.0)	(5.6)	(8.0)	18.9
Interest expense	10.3	13.2	20.3	23.9
Other (income) expense, net	(0.4)	3.9	1.9	11.4
Acquisition and integration related charges(1)	—	1.3	4.0	2.5
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(2)	—	0.1	—	14.9
Goodwill and other intangible asset impairment charges(3)	—	—	5.5	—
Restructuring and restructuring related charges, severance and other, net(4)	65.1	20.2	196.7	32.1
Adjusted EBIT	$87.0	$31.5	$227.7	$216.8
Depreciation and amortization	45.1	38.7	88.6	77.2
Adjusted EBITDA	$132.1	$70.2	$316.3	$294.0

Net income (loss) margin	1.2%	(0.1)%	0.2%	3.7%
Adjusted EBIT margin	6.0%	2.4%	7.6%	7.2%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the six-month period ended May 28, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war.
(3)For the six-month period ended May 26, 2024, goodwill and other intangible asset impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(4)For the three-month period ended May 26, 2024, restructuring and restructuring related charges, severance, and other, net primarily includes net restructuring charges of $55.1 million related to Project Fuel, consulting costs associated with our restructuring initiative of $5.2 million, other legal settlements and executive separation charges of $3.9 million and transaction and deal related costs of $0.7 million. The six-month period ended May 26, 2024 primarily includes net restructuring charges of $171.3 million related to Project Fuel, consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
For the three-month period ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily includes net restructuring charges of $6.5 million recognized in connection with the 2022 restructuring initiative, other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $2.9 million and other transaction and deal related costs. The six-month period ended May 28, 2023 primarily includes net restructuring charges of $17.8 million recognized in connection with the 2022 restructuring initiative, other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $3.4 million and other transaction and deal related costs.

Adjusted Net Income:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1

Non-GAAP measure:
Net income (loss)	$18.0	$(1.6)	$7.3	$113.1
Acquisition and integration related charges(1)	—	1.3	4.0	2.5
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(2)	—	0.1	—	14.9
Goodwill and other intangible asset impairment charges(3)	—	—	5.5	—
Restructuring and restructuring related charges, severance and other, net(4)	65.1	20.2	196.7	32.1
Tax impact of adjustments(5)	(16.9)	(4.8)	(44.8)	(12.6)
Adjusted net income	$66.2	$15.2	$168.7	$150.0

Net income (loss) margin	1.2%	(0.1)%	0.2%	3.7%
Adjusted net income margin	4.6%	1.1%	5.6%	5.0%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the six-month period ended May 28, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war.
(3)For the six-month period ended May 26, 2024, goodwill and other intangible asset impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(4)For the three-month period ended May 26, 2024, restructuring and restructuring related charges, severance, and other, net primarily includes net restructuring charges of $55.1 million related to Project Fuel, consulting costs associated with our restructuring initiative of $5.2 million, other legal settlements and executive separation charges of $3.9 million and transaction and deal related costs of $0.7 million. The six-month period ended May 26, 2024 primarily includes net restructuring charges of $171.3 million related to Project Fuel, consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
For the three-month period ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily includes net restructuring charges of $6.5 million recognized in connection with the 2022 restructuring initiative, other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $2.9 million and other transaction and deal related costs. The six-month period ended May 28, 2023 primarily includes net restructuring charges of $17.8 million recognized in connection with the 2022 restructuring initiative, other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $3.4 million and other transaction and deal related costs.
(5)Tax impact calculated using the annual effective tax rate of 21.7%, which excludes discrete costs and benefits, primarily $7.5 million of tax benefit related to the favorable resolution of a state audit.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings (loss) per share, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings (loss) per share(1)	$0.04	$(0.00)	$0.02	$0.28

Non-GAAP measure:
Diluted earnings (loss) per share	$0.04	$(0.00)	$0.02	$0.28
Acquisition and integration related charges(2)	—	—	0.01	0.01
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(3)	—	—	—	0.03
Goodwill and other intangible asset impairment charges(4)	—	—	0.01	—
Restructuring and restructuring related charges, severance and other, net(5)	0.16	0.05	0.49	0.08
Tax impact of adjustments(6)	(0.04)	(0.01)	(0.11)	(0.03)
Adjusted diluted earnings per share(1)	$0.16	$0.04	$0.42	$0.37
_____________
(1)For the three-month period ending May 28, 2023, 397.5 million shares were used in the calculation of diluted loss per share and 400.6 million were used in the calculation of adjusted diluted earnings per share. The dilutive effect of stock awards of 3.1 million were not included in the calculation of diluted loss per share as the inclusion of these securities would have been anti-dilutive.
(2)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(3)For the six-month period ended May 28, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily include $18.8 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war.
(4)For the six-month period ended May 26, 2024, goodwill and other intangible asset impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(5)For the three-month period ended May 26, 2024, restructuring and restructuring related charges, severance, and other, net primarily includes net restructuring charges of $55.1 million related to Project Fuel, consulting costs associated with our restructuring initiative of $5.2 million, other legal settlements and executive separation charges of $3.9 million and transaction and deal related costs of $0.7 million. The six-month period ended May 26, 2024 primarily includes net restructuring charges of $171.3 million related to Project Fuel, consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
For the three-month period ended May 28, 2023, restructuring and restructuring related charges, severance, and other, net primarily includes net restructuring charges of $6.5 million recognized in connection with the 2022 restructuring initiative, other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $2.9 million and other transaction and deal related costs. The six-month period ended May 28, 2023 primarily includes net restructuring charges of $17.8 million recognized in connection with the 2022 restructuring initiative, other executive severance and separation charges of $10.7 million, costs associated with the wind-down of the Russia business of $3.4 million and other transaction and deal related costs.
(6)Tax impact calculated using the annual effective tax rate of 21.7%, which excludes discrete costs and benefits, primarily $7.5 million of tax benefit related to the favorable resolution of a state audit.

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

	Three Months Ended		Six Months Ended
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$262.8	$286.2	$548.8	$125.4
Net cash used for investing activities	(69.7)	(62.4)	(141.4)	(81.5)
Net cash provided by (used for) financing activities	(68.4)	(71.9)	(162.9)	5.9

Non-GAAP measure:
Net cash provided by operating activities	$262.8	$286.2	$548.8	$125.4
Purchases of property, plant and equipment	(40.2)	(70.5)	(111.8)	(181.4)
Adjusted free cash flow	$222.6	$215.7	$437.0	$(56.0)

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

Constant-Currency Net Revenues
The table below sets forth the calculation of net revenues by segment on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 26, 2024:

	Three Months Ended			Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,441.2	$1,336.8	7.8%	$2,998.8	$3,025.7	(0.9)%
Impact of foreign currency exchange rates	—	(14.0)	*	—	(14.7)	*
Constant-currency net revenues	$1,441.2	$1,322.8	9.0%	$2,998.8	$3,011.0	(0.4)%

Americas
As reported	$712.2	$608.9	17.0%	$1,448.0	$1,431.9	1.1%
Impact of foreign currency exchange rates	—	3.5	*	—	11.5	*
Constant-currency net revenues - Americas	$712.2	$612.4	16.3%	$1,448.0	$1,443.4	0.3%

Europe
As reported	$353.7	$361.3	(2.1)%	$777.2	$816.4	(4.8)%
Impact of foreign currency exchange rates	—	(1.5)	*	—	3.7	*
Constant-currency net revenues - Europe	$353.7	$359.8	(1.7)%	$777.2	$820.1	(5.2)%

Asia
As reported	$260.0	$261.7	(0.7)%	$548.8	$551.2	(0.4)%
Impact of foreign currency exchange rates	—	(15.7)	*	—	(30.1)	*
Constant-currency net revenues - Asia	$260.0	$246.0	5.7%	$548.8	$521.1	5.3%

Other Brands
As reported	$115.3	$104.9	9.9%	$224.8	$226.2	(0.6)%
Impact of foreign currency exchange rates	—	(0.3)	*	—	0.2	*
Constant-currency net revenues - Other Brands	$115.3	$104.6	10.2%	$224.8	$226.4	(0.7)%

Dockers
As reported	$82.4	$75.8	8.6%	$159.8	$168.1	(5.0)%
Impact of foreign currency exchange rates	—	(0.3)	*	—	0.2	*
Constant-currency net revenues - Dockers	$82.4	$75.5	9.1%	$159.8	$168.3	(5.0)%

Beyond Yoga
As reported	$32.9	$29.1	13.0%	$65.0	$58.1	11.7%
Impact of foreign currency exchange rates	—	—	*	—	—	*
Constant-currency net revenues - Beyond Yoga	$32.9	$29.1	13.0%	$65.0	$58.1	11.7%
_____________
* Not meaningful

The table below sets forth the calculation of net revenues by channel on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 26, 2024:

	Three Months Ended			Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,441.2	$1,336.8	7.8%	$2,998.8	$3,025.7	(0.9)%
Impact of foreign currency exchange rates	—	(14.0)	*	—	(14.7)	*
Constant-currency net revenues	$1,441.2	$1,322.8	9.0%	$2,998.8	$3,011.0	(0.4)%

Wholesale
As reported	$768.7	$715.3	7.4%	$1,572.2	$1,700.2	(7.5)%
Impact of foreign currency exchange rates	—	(1.1)	*	—	2.4	*
Constant-currency net revenues - Wholesale	$768.7	$714.2	7.6%	$1,572.2	$1,702.6	(7.7)%

DTC
As reported	$672.5	$621.5	8.2%	$1,426.6	$1,325.5	7.6%
Impact of foreign currency exchange rates	—	(12.9)	*	—	(17.1)	*
Constant-currency net revenues - DTC	$672.5	$608.6	10.5%	$1,426.6	$1,308.4	9.0%
_____________
* Not meaningful
Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 26, 2024.

	Three Months Ended			Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$87.0	$31.5	176.2%	$227.7	$216.8	5.0%
Impact of foreign currency exchange rates	—	(2.9)	*	—	(4.5)	*
Constant-currency Adjusted EBIT	$87.0	$28.6	204.2%	$227.7	$212.3	7.3%

Adjusted EBIT margin	6.0%	2.4%	150.0%	7.6%	7.2%	5.6%
Impact of foreign currency exchange rates	—	(0.2)	*	—	(0.1)	*
Constant-currency Adjusted EBIT margin(2)	6.0%	2.2%	172.7%	7.6%	7.1%	7.0%
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
* Not meaningful

Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison period applicable to the three-month and six-month periods ended May 26, 2024.

	Three Months Ended			Six Months Ended
	May 26, 2024	May 28, 2023	% Increase (Decrease)	May 26, 2024	May 28, 2023	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$66.2	$15.2	*	$168.7	$150.0	12.5%
Impact of foreign currency exchange rates	—	(3.5)	*	—	(3.0)	*
Constant-currency Adjusted net income	$66.2	$11.7	*	$168.7	$147.0	14.8%
Constant-currency Adjusted net income margin(2)	4.6%	0.9%		5.6%	4.9%

Adjusted diluted earnings per share	$0.16	$0.04	*	$0.42	$0.37	13.5%
Impact of foreign currency exchange rates	—	(0.01)	*	—	—	*
Constant-currency Adjusted diluted earnings per share	$0.16	$0.03	*	$0.42	$0.37	13.5%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of May 26, 2024, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2023 Annual Report on Form 10-K.
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
•the Russia and Ukraine war, the Israel-Hamas war and the potential impacts of these conflicts on global economic and geopolitical conditions;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 26, 2024. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 26, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the three-month period ended May 26, 2024, we completed the implementation of a global consolidation system that is built within the Company’s existing ERP system. As a result, there were certain changes to processes and procedures, which resulted in minor modifications to the Company’s internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting during this period of change. Other than the global consolidation system implementation, there have been no other changes in our internal control over financial reporting that occurred during the three-month period ended May 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
February 26, 2024 - March 31, 2024	—	$—	—	$655,531,315
April 1, 2024 - April 28, 2024	821,952	$19.99	821,952	$639,098,771
April 29, 2024 - May 26, 2024	26,347	$20.96	26,347	$638,546,530
Total	848,299	$20.02	848,299
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
During the second quarter of 2024, we repurchased 0.8 million shares for $17.0 million, excluding any broker commissions. Such repurchases were made pursuant to the Company’s share repurchase program described above. Share repurchase authority was $638.5 million as of June 18, 2024.
(2)The average price paid per share excludes any broker commissions.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the second quarter ended May 26, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/21/2023
10.1	Employment Offer Letter between the Registrant and Gianluca Flore.	8-K	001-06631	10.1	4/11/2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	June 26, 2024		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)