Form 10-Q
period 2024-08-25
LEVI STRAUSS & CO
filed 2024-10-02
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of September 25, 2024, the registrant had 104,724,812 shares of Class A common stock, $0.001 par value per share and 292,002,695 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 25, 2024	November 26, 2023

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$577.1	$398.8
Trade receivables, net	679.5	752.7
Inventories	1,275.2	1,290.1
Other current assets	213.7	196.0
Total current assets	2,745.5	2,637.6
Property, plant and equipment, net	699.1	680.7
Goodwill	280.8	303.7
Other intangible assets, net	198.4	267.6
Deferred tax assets, net	777.8	729.5
Operating lease right-of-use assets, net	1,103.0	1,033.9
Other non-current assets	448.9	400.6
Total assets	$6,253.5	$6,053.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	667.8	567.9
Accrued salaries, wages and employee benefits	209.6	214.9
Accrued sales returns and allowances	181.3	189.8
Short-term operating lease liabilities	254.2	245.5
Other accrued liabilities	633.2	569.4
Total current liabilities	1,946.1	1,787.5
Long-term debt	1,020.5	1,009.4
Long-term operating lease liabilities	969.9	913.1
Long-term employee related benefits and other liabilities	443.9	297.2
Total liabilities	4,380.4	4,007.2

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 104,374,812 shares and 102,104,670 shares issued and outstanding as of August 25, 2024 and November 26, 2023, respectively; and 422,000,000 Class B shares authorized, 292,352,695 shares and 295,243,353 shares issued and outstanding, as of August 25, 2024 and November 26, 2023, respectively	0.4	0.4
Additional paid-in capital	720.0	686.7
Retained earnings	1,571.2	1,750.2
Accumulated other comprehensive loss	(418.5)	(390.9)
Total stockholders’ equity	1,873.1	2,046.4
Total liabilities and stockholders’ equity	$6,253.5	$6,053.6

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,516.8	$1,511.0	$4,515.6	$4,536.7
Cost of goods sold	606.1	671.5	1,826.7	1,970.7
Gross profit	910.7	839.5	2,688.9	2,566.0
Selling, general and administrative expenses	765.6	713.0	2,345.5	2,254.4
Restructuring charges, net	3.4	1.5	174.7	19.3
Goodwill and other intangible asset impairment charges	111.4	90.2	116.9	90.2
Operating income	30.3	34.8	51.8	202.1
Interest expense	(10.1)	(11.5)	(30.4)	(35.4)
Other expense, net	(0.4)	(26.7)	(2.3)	(38.1)
Income (loss) before income taxes	19.8	(3.4)	19.1	128.6
Income tax (benefit) expense	(0.9)	(13.0)	(8.9)	5.9
Net income	$20.7	$9.6	$28.0	$122.7
Earnings per common share:
Basic	$0.05	$0.02	$0.07	$0.31
Diluted	$0.05	$0.02	$0.07	$0.31
Weighted-average common shares outstanding:
Basic	398,187,049	397,767,394	398,642,455	396,969,596
Diluted	402,398,064	400,992,735	402,848,679	401,454,820

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions) (Unaudited)
Net income	$20.7	$9.6	$28.0	$122.7
Other comprehensive (loss) income, before related income taxes:
Pension and postretirement benefits	2.3	18.6	6.3	23.2
Derivative instruments	(12.7)	(14.6)	5.1	(66.1)
Foreign currency translation (losses) gains	(34.3)	14.5	(36.1)	61.9
Unrealized gains on marketable securities	—	0.1	—	0.8
Total other comprehensive (loss) income, before related income taxes	(44.7)	18.6	(24.7)	19.8
Income tax benefit (expense) related to items of other comprehensive (loss) income	0.9	5.0	(2.9)	3.8
Comprehensive (loss) income, net of taxes	$(23.1)	$33.2	$0.4	$146.3

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended August 25, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at May 26, 2024	397.4	$0.4	$708.0	$1,620.0	$(374.7)	$1,953.7
Net income	—	—	—	20.7	—	20.7
Other comprehensive loss, net of tax	—	—	—	—	(43.8)	(43.8)
Stock-based compensation and dividends, net	0.1	—	12.7	(0.2)	—	12.5
Employee stock purchase plan	0.1	—	2.0	—	—	2.0
Repurchase of common stock	(0.9)	—	—	(17.8)	—	(17.8)
Tax withholdings on equity awards	—	—	(2.7)	—	—	(2.7)
Cash dividends declared ($0.13 per share)	—	—	—	(51.5)	—	(51.5)
Balance at August 25, 2024	396.7	$0.4	$720.0	$1,571.2	$(418.5)	$1,873.1

	Nine Months Ended August 25, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 26, 2023	397.3	$0.4	$686.7	$1,750.2	$(390.9)	$2,046.4
Net income	—	—	—	28.0	—	28.0
Other comprehensive loss, net of tax	—	—	—	—	(27.6)	(27.6)
Stock-based compensation and dividends, net	2.3	—	48.2	(0.2)	—	48.0
Employee stock purchase plan	0.3	—	6.2	—	—	6.2
Repurchase of common stock	(3.2)	—	—	(59.7)	—	(59.7)
Tax withholdings on equity awards	—	—	(21.1)	—	—	(21.1)
Cash dividends declared ($0.37 per share)	—	—	—	(147.1)	—	(147.1)
Balance at August 25, 2024	396.7	$0.4	$720.0	$1,571.2	$(418.5)	$1,873.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (continued)

	Three Months Ended August 27, 2023
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at May 28, 2023	396.7	$0.4	$649.9	$1,709.1	$(421.7)	$1,937.7
Net income	—	—	—	9.6	—	9.6
Other comprehensive income, net of tax	—	—	—	—	23.6	23.6
Stock-based compensation and dividends, net	0.2	—	18.0	—	—	18.0
Employee stock purchase plan	0.2	—	2.4	—	—	2.4
Tax withholdings on equity awards	—	—	(2.2)	—	—	(2.2)
Cash dividends declared ($0.12 per share)	—	—	—	(47.7)	—	(47.7)
Balance at August 27, 2023	397.1	$0.4	$668.1	$1,671.0	$(398.1)	$1,941.4

	Nine Months Ended August 27, 2023
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 27, 2022	393.7	$0.4	$625.6	$1,699.4	$(421.7)	$1,903.7
Net income	—	—	—	122.7	—	122.7
Other comprehensive income, net of tax	—	—	—	—	23.6	23.6
Stock-based compensation and dividends, net	3.4	—	56.5	(0.1)	—	56.4
Employee stock purchase plan	0.5	—	7.2	—	—	7.2
Repurchase of common stock	(0.5)	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	—	(21.2)	—	—	(21.2)
Cash dividends declared ($0.36 per share)	—	—	—	(142.9)	—	(142.9)
Balance at August 27, 2023	397.1	$0.4	$668.1	$1,671.0	$(398.1)	$1,941.4

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 25, 2024	August 27, 2023

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$28.0	$122.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.8	122.2
Goodwill and intangible asset impairment	116.9	90.2
Property, plant, and equipment impairment, and early lease terminations, net	12.1	25.0
Stock-based compensation	48.2	56.4
Deferred income taxes	(68.6)	(77.0)
Other, net	12.6	4.5
Net change in operating assets and liabilities	313.1	(167.4)
Net cash provided by operating activities	601.1	176.6
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(161.8)	(250.4)
Payment for business acquisition	(34.4)	(8.6)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, net	5.3	27.3
Proceeds from sale, maturity and collection of short-term investments	—	70.8
Other investing activities, net	(1.3)	—
Net cash used for investing activities	(192.2)	(160.9)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	—	200.0
Repayments of senior revolving credit facility	—	(175.0)
Repurchase of common stock	(59.7)	(8.1)
Tax withholdings on equity awards	(21.1)	(21.2)
Dividends to stockholders	(147.1)	(142.9)
Other financing activities, net	(1.2)	8.1
Net cash used for financing activities	(229.1)	(139.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.5)	(11.8)
Net increase (decrease) in cash and cash equivalents and restricted cash	178.3	(135.2)
Beginning cash and cash equivalents	398.8	429.7
Ending cash and cash equivalents	$577.1	$294.5

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$61.4	$38.4
Right-of-use assets acquired in exchange for operating lease liabilities	30.6	—
Right-of-use assets acquired in exchange for finance lease obligation	14.0	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	75.7	66.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, tops, shorts, skirts, dresses, jackets, activewear, footwear and related accessories for men, women and children around the world under the Levi’s®, Levi Strauss Signature™, Denizen®, Dockers® and Beyond Yoga® brands.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the three and nine months ended August 25, 2024 may not be indicative of the results to be expected for any other interim period or the year ending December 1, 2024.
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
Expofaro S.A.S Distributor Acquisition
In December 2023, the Company signed a purchase agreement to acquire all operating assets related to Levi’s® brands from Expofaro S.A.S, the Company’s former distributor in Colombia, for $31.9 million in cash. This includes 40 Levi’s® retail stores and one e-commerce site, distribution with the country’s multi-brand retailers, and the logistical operations within these markets. The total fair value of assets acquired was $31.9 million and include goodwill, inventory, intangible and fixed assets. The goodwill and definite-lived intangible assets recognized as a result of the acquisition were $15.9 million and $10.3 million, respectively. The transaction closed in the second quarter of 2024.
Distribution Center Conversion
On May 24, 2024, the Company entered into an agreement with a third party logistics provider to manage all aspects of the Company’s Dorsten, Germany distribution center. As of the second quarter of 2024, the Company received the first payment of $77.9 million from the provider for use of the Company’s warehouse equipment and technologies over the term of the agreement. The Company will maintain certain rights over the warehouse equipment and technologies and will retain the related equipment on the consolidated balance sheets. The upfront payment will be amortized as a reduction in the related distribution expenses over the expected term of the arrangement, which commenced in the second half of the year. The upfront

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
payment is recognized on the consolidated balance sheets in “Other accrued liabilities” and “Long-term employee related benefits and other liabilities” and the proceeds are recorded as an operating activity in “Net change in operating assets and liabilities” on the consolidated statements of cash flows.
On June 6, 2024, the Company entered into an agreement with a third party logistics provider to replace the Company’s Canton, Mississippi distribution center with a new distribution center. The Company will maintain certain rights over the warehouse, and warehouse equipment and technologies resulting in an Operating lease right-of-use asset and lease liability of $30.6 million in “Operating lease right-of-use assets, net” and “Operating lease liabilities” balances and a Financing lease right-of-use asset and lease liability of $14.0 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.4 billion and $1.3 billion as of August 25, 2024 and November 26, 2023, respectively.

In the third quarter of 2024, the Company recorded $11.1 million of asset impairment charges related to technology projects discontinued in connection with Project Fuel, which were recorded in “Selling, general and administrative expenses” in the accompanying consolidated statements of income. The Company also recorded an impairment charge of $9.1 million related to the Beyond Yoga® customer relationship intangible assets, which is included in “Goodwill and other intangible asset impairment charges” in the Company’s consolidated statements of income. See Note 2 for additional information.

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
The Company’s outstanding payment obligations under this program were $139.9 million as of August 25, 2024 and $113.4 million as of November 26, 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
Share Repurchases
During the three and nine months ended August 25, 2024, the Company repurchased 1.0 million and 3.3 million shares for $17.8 million and $59.7 million, plus broker’s commissions, respectively, in the open market. This equates to an average repurchase price of approximately $18.35 per share for the nine months ended August 25, 2024. During the nine months ended August 27, 2023, the Company repurchased 0.5 million shares for $8.1 million, plus broker's commissions, in the open market during the first quarter. This equates to an average repurchase price of approximately $17.97 per share. There were no shares repurchased in either the second or third quarters of 2023.
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
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of income and statements of cash flows have been conformed to the August 25, 2024 presentation.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2023 Annual Report on Form 10-K.
NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the nine months ended August 25, 2024 and August 27, 2023 were as follows:

	Nine Months Ended August 25, 2024
	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 26, 2023
Goodwill	$231.7	$32.6	$2.8	$123.6	390.7
Accumulated impairment losses	—	(11.6)	—	(75.4)	(87.0)
	231.7	21.0	2.8	48.2	303.7
Impairment losses(2)	—	(5.5)	—	(36.3)	(41.8)
Goodwill acquired during the year(3)	15.9	5.0	—	—	20.9
Foreign currency fluctuation	(2.7)	0.6	0.1	—	(2.0)
Balance, August 25, 2024
Goodwill	244.9	38.2	2.9	123.6	409.6
Accumulated impairment losses	—	(17.1)	—	(111.7)	(128.8)
	$244.9	$21.1	$2.9	$11.9	$280.8
_____________
(1)Comprised of the Beyond Yoga® reporting unit goodwill only.
(2)For the nine months ended August 25, 2024 the Company recorded a Beyond Yoga® goodwill noncash impairment charge of $36.3 million.
(3)For the nine months ended August 25, 2024 the Company recorded goodwill of $15.9 million in connection with the acquisition of all operating assets related to Levi’s® brands from Expofaro S.A.S, the Company’s former distributor in Colombia.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024

	Nine Months Ended August 27, 2023
	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 27, 2022
Goodwill	$229.5	$21.3	$2.9	$123.6	$377.3
Accumulated impairment losses	—	(11.6)	—	—	(11.6)
	229.5	9.7	2.9	123.6	365.7
Impairment losses(2)	—	—	—	(75.4)	(75.4)
Goodwill acquired during the year	1.1	7.3	—	—	8.4
Foreign currency fluctuation	1.7	0.4	(0.1)	—	2.0
Balance, August 27, 2023
Goodwill	232.3	29.0	2.8	123.6	387.7
Accumulated impairment losses	—	(11.6)	—	(75.4)	(87.0)
	$232.3	$17.4	$2.8	$48.2	$300.7
_____________
(1)Comprised of the Beyond Yoga® reporting unit goodwill only.
(2)For the nine months ended August 27, 2023 the company recorded a Beyond Yoga® goodwill noncash impairment charge of $75.4 million.
During the third quarter of 2024, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit and performed impairment tests on the related customer relationship intangible assets. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.
The Company assessed the fair value of the Beyond Yoga® reporting unit as of the test date, May 27, 2024, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. As a result of this assessment, we concluded that the carrying value of the Beyond Yoga® reporting unit exceeded the estimated fair value by $36.3 million, which was recorded as a noncash impairment charge to goodwill.
Prior to the assessment of the reporting unit, we concluded that the carrying values of the trademark and customer relationship intangible assets exceeded their estimated fair values. The trademark fair value was determined using the relief-from-royalty method to utilize the discounted projected future cash flows. Based on this assessment, we recorded a $66.0 million noncash impairment charge related to the Beyond Yoga® trademark. The customer relationship intangible assets fair values were determined using the multi-period excess earnings and distributor methods under the income approach. Based on these assessments, we recorded a $9.1 million noncash impairment charge related to the customer relationship intangible assets.
The significant assumptions used in the assessment of the fair value of the reporting unit included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. The significant assumptions used in the assessment of the fair value of the trademark intangible asset included revenue growth rates, a discount rate and a royalty rate. The significant assumptions used in the assessment of the customer relationship intangible assets included revenues from existing customers and discount rates.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
Total impairment charges for the nine months ended August 25, 2024 were $111.4 million and were recorded within “Goodwill and other intangible asset impairment charges” on the accompanying consolidated statements of income. During 2024, the Company appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion, resulting in an adverse impact on expected cash flows.
During the first quarter of 2024, the Company recognized $5.5 million in goodwill impairment charges related to the footwear business in its Europe segment as a result of the decision to discontinue the category in connection with Project Fuel.
For the nine months ended August 27, 2023, the Company recognized impairment charges of $90.2 million related to the Beyond Yoga® acquisition including a $75.4 million impairment in goodwill and a $14.8 million impairment in the trademark intangible asset. The impairment resulted from incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions, resulting in an adverse impact on expected cash flows, as well as an increase in discount rates.
Other intangible assets, net, were as follows:

	August 25, 2024			November 26, 2023
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks(1)	$177.9	$—	$177.9	$243.9	$—	$243.9
Amortized intangible assets:
Customer relationships and other(2)	38.8	(18.3)	20.5	38.3	(14.6)	23.7
Total	$216.7	$(18.3)	$198.4	$282.2	$(14.6)	$267.6
_____________
(1)For the nine months ended August 25, 2024 the Company recorded a Beyond Yoga® trademark noncash impairment charge of $66.0 million based on a Level 3 fair value of $135.1 million.
For the nine months ended August 27, 2023 the Company recorded a Beyond Yoga® trademark noncash impairment charge of $14.8 million based on a Level 3 fair value of $201.1 million.
(2)For the nine months ended August 25, 2024 the Company recorded a Beyond Yoga® customer relationship intangible assets noncash impairment charge of $9.1 million based on a Level 3 fair value of $9.7 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 25, 2024			November 26, 2023
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$92.5	$92.5	$—	$78.7	$78.7	$—
Derivative instruments(3)	11.4	—	11.4	13.8	—	13.8
Total	$103.9	$92.5	$11.4	$92.5	$78.7	$13.8
Financial liabilities carried at fair value
Derivative instruments(3)	13.2	—	13.2	9.1	—	9.1
Total	$13.2	$—	$13.2	$9.1	$—	$9.1
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 25, 2024		November 26, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$533.2	$527.9	$518.3	$500.2
3.50% senior notes due 2031(1)	503.5	449.1	498.7	407.2
Short-term borrowings	6.8	6.8	12.6	12.6
Total	$1,043.5	$983.8	$1,029.6	$920.0
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 25, 2024, the Company had forward foreign exchange contracts derivatives to buy $595.4 million and to sell $570.5 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2026.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 25, 2024			November 26, 2023
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$7.9	$—	$7.9	$6.0	$—	$6.0
Foreign exchange risk cash flow hedges(2)	—	(8.8)	(8.8)	—	(7.1)	(7.1)
Total	$7.9	$(8.8)		$6.0	$(7.1)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$11.4	$(7.9)	$3.5	$13.8	$(6.0)	$7.8
Forward foreign exchange contracts(2)	8.8	(13.2)	(4.4)	7.1	(9.1)	(2.0)
Total	$20.2	$(21.1)		$20.9	$(15.1)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(527.8)		$—	$(517.8)
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

	August 25, 2024			November 26, 2023
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$28.1	$(13.4)	$14.7	$26.9	$(13.1)	$13.8
Financial liabilities	(29.9)	13.4	(16.5)	(22.2)	13.1	(9.1)
Total			$(1.8)			$4.7

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of August 25, 2024	As of November 26, 2023	Three Months Ended		Nine Months Ended
			August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
Foreign exchange risk contracts	$(0.1)	$(15.0)	$(0.2)	$3.4	$(18.2)	$28.1
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(40.6)	(30.8)	—	—	—	—
Cumulative income taxes	17.9	19.0	—	—	—	—
Total	$(38.0)	$(42.0)
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
There was no hedge ineffectiveness for the nine months ended August 25, 2024. Within the next 12 months, a $0.5 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity
Net revenues	$(1.2)	$(0.5)	$(4.0)	$1.9
Cost of goods sold	$1.0	$3.9	$(14.2)	$26.3

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
The table below provides data about the amount of gains and losses related to derivatives instruments included in “Other expense, net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
Realized (loss) gain(1)	$(1.0)	$1.7	$8.3	$24.3
Unrealized (loss) gain	(0.1)	3.1	(6.5)	(3.7)
Total	$(1.1)	$4.8	$1.8	$20.6
_____________
(1)Realized (losses) gains related to derivatives instruments were classified as Other, net on the Company’s consolidated statements of cash flows.
NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	August 25, 2024	November 26, 2023

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$147.7	$177.7
Restructuring liabilities	76.1	16.6
Taxes other than income taxes payable	64.3	63.3
Accrued property, plant and equipment	61.4	59.6
Accrued advertising and promotion	59.4	44.7
Accrued income taxes	44.0	41.8
Accrued interest payable	16.8	8.2
Fair value derivatives	11.9	9.1
Accrued rent	8.5	9.9
Short-term debt	6.8	12.5
Other	136.3	126.0
Total other accrued liabilities	$633.2	$569.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 6: DEBT
The following table presents the Company’s debt:

	August 25, 2024	November 26, 2023

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$525.4	$514.9
3.50% senior notes due 2031	495.1	494.5
Total long-term debt	$1,020.5	$1,009.4
Short-term debt
Short-term borrowings	6.8	12.5
Total debt	$1,027.3	$1,021.9

Senior Revolving Credit Facility
As of August 25, 2024, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $705.8 million at August 25, 2024, as the total availability of $726.8 million was reduced by $21.0 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 25, 2024 was 3.97% and 3.98%, respectively, as compared to 4.35% and 4.24%, respectively, during the same periods of 2023.
NOTE 7: RESTRUCTURING ACTIVITIES
In the first quarter of 2024, our Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel”, designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. The first phase of the global productivity initiative was completed primarily in the first half of 2024. The two-year initiative is expected to continue through the end of 2025. As this initiative progresses, the Company may incur additional restructuring charges, which could be significant to a future fiscal quarter or year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
During the three and nine months ended August 25, 2024, we recognized restructuring charges of $3.4 million and $174.7 million, respectively, related to Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs. These charges were recorded in “Restructuring charges, net” in the accompanying consolidated statements of income. As of August 25, 2024, the restructuring liability was $124.7 million, with $76.1 million and $48.6 million classified as “Other accrued liabilities” and “Long-term employee related benefits and other liabilities”, respectively, within the Company’s consolidated balance sheet.
During the three and nine months ended August 25, 2024, the Company also recognized $19.0 million and $34.3 million, respectively, of restructuring related charges primarily consisting of consulting fees, which were recorded in “Selling, general and administrative expenses” in the accompanying consolidated statements of income. Additionally, the Company recognized an impairment charge of $11.1 million in the third quarter of 2024 related to capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with Project Fuel, which was recorded in “Selling, general and administrative expenses” in the accompanying consolidated statements of income.
For the three and nine months ended August 27, 2023, the Company recognized net restructuring charges of $1.5 million and $19.3 million, respectively, which primarily related to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs. These charges were recorded in “Restructuring charges, net” in the accompanying consolidated statements of income.
The following tables summarize the activities associated with restructuring liabilities for the three and nine months ended August 25, 2024. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations.

	Three Months Ended August 25, 2024
	Liabilities	Net Charges (Reversals)	Payments	Foreign Currency Fluctuations	Liabilities
	May 26, 2024				August 25, 2024

	(Dollars in millions)
Severance and employee-related benefits	$133.6	$2.5	$(35.2)	$1.3	$102.2
Contract termination costs and other	20.4	0.9	(0.3)	1.5	22.5
Total	$154.0	$3.4	$(35.5)	$2.8	$124.7

	Nine Months Ended August 25, 2024
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 26, 2023				August 25, 2024

	(Dollars in millions)
Severance and employee-related benefits	$17.8	$148.5	$(66.2)	$2.1	$102.2
Contract termination costs and other	0.2	23.4	(2.5)	1.4	22.5
Total	$18.0	$171.9	$(68.7)	$3.5	$124.7
_____________
(1)Excludes $2.0 million in stock compensation related charges recorded in Additional paid-in capital and $0.8 million in operating lease termination for the nine-month period ended August 25, 2024.
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of August 25, 2024, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
NOTE 9: DIVIDENDS
Dividends are declared at the discretion of the Board. In January, April and July 2024, the Company declared cash dividends of $0.12, $0.12 and $0.13 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April and July 2023, the Company declared cash dividends of $0.12 per share. During the three and nine months ended August 25, 2024, dividends were paid in the amount of $51.5 million and $147.1 million, respectively, compared to $47.7 million and $142.9 million, respectively, for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, a cash dividend of $0.13 per share was declared to holders of record of its Class A and Class B common stock at the close of business on October 29, 2024. The cash dividend will be payable on November 14, 2024, for a total quarterly dividend of approximately $52 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended August 25, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at May 26, 2024	$(150.2)	$(27.2)	$(197.3)	$(374.7)
Other comprehensive (loss) income before reclassifications	(0.4)	(11.0)	(34.9)	(46.3)
Amounts reclassified from accumulated other comprehensive loss	2.3	0.2	—	2.5
Net increase (decrease) in other comprehensive (loss) income	1.9	(10.8)	(34.9)	(43.8)
Accumulated other comprehensive loss at August 25, 2024	$(148.3)	$(38.0)	$(232.2)	$(418.5)

	Nine Months Ended August 25, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 26, 2023	$(153.2)	$(42.0)	$(195.7)	$(390.9)
Other comprehensive (loss) income before reclassifications	(1.8)	(14.2)	(36.5)	(52.5)
Amounts reclassified from accumulated other comprehensive loss	6.7	18.2	—	24.9
Net increase (decrease) in other comprehensive (loss) income	4.9	4.0	(36.5)	(27.6)
Accumulated other comprehensive loss at August 25, 2024	$(148.3)	$(38.0)	$(232.2)	$(418.5)
____________
(1)Amounts reclassified were recorded in other expense, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024

	Three Months Ended August 27, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at May 28, 2023	$(176.0)	$(33.7)	$(212.0)	$—	$(421.7)
Other comprehensive (loss) income before reclassifications	(7.0)	(7.9)	20.7	—	5.8
Amounts reclassified from accumulated other comprehensive loss	21.1	(3.3)	—	—	17.8
Net increase (decrease) in other comprehensive income (loss)	14.1	(11.2)	20.7	—	23.6
Accumulated other comprehensive loss at August 27, 2023	$(161.9)	$(44.9)	$(191.3)	$—	$(398.1)

	Nine Months Ended August 27, 2023
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities(1)
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)
Other comprehensive (loss) income before reclassifications	(8.1)	(24.0)	57.4	0.1	25.4
Amounts reclassified from accumulated other comprehensive loss	25.7	(28.1)	—	0.6	(1.8)
Net increase (decrease) in other comprehensive (loss) income	17.6	(52.1)	57.4	0.7	23.6
Accumulated other comprehensive loss at August 27, 2023	$(161.9)	$(44.9)	$(191.3)	$—	$(398.1)
_____________
(1)Amounts reclassified were recorded in other expense, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended August 25, 2024
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$450.4	$215.2	$123.8	$58.3	$847.7
Direct-to-consumer	306.8	191.4	123.3	47.6	669.1
Total net revenues	$757.2	$406.6	$247.1	$105.9	$1,516.8

	Nine Months Ended August 25, 2024
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,289.9	$574.8	$368.3	$186.9	$2,419.9
Direct-to-consumer	915.3	609.0	427.6	143.8	2,095.7
Total net revenues	$2,205.2	$1,183.8	$795.9	$330.7	$4,515.6

	Three Months Ended August 27, 2023
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$499.1	$208.3	$125.6	$69.1	$902.1
Direct-to-consumer	267.6	175.8	120.9	44.6	608.9
Total net revenues	$766.7	$384.1	$246.5	$113.7	$1,511.0

	Nine Months Ended August 27, 2023
	Levi’s Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,396.4	$624.9	$371.9	$209.1	$2,602.3
Direct-to-consumer	802.2	575.6	425.8	130.8	1,934.4
Total net revenues	$2,198.6	$1,200.5	$797.7	$339.9	$4,536.7
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 25, 2024 and November 26, 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 12: INCOME TAXES
The Company’s effective income tax rate was (4.1)% for the three months ended August 25, 2024, compared to 386.6% for the same prior-year period. The decrease in the effective tax rate in the current quarter is primarily driven by the foreign-derived intangible income deduction as a proportion to earnings before income tax compared to loss before income tax in the same prior-year period.
The Company’s effective income tax rate was (46.2)% for the nine months ended August 25, 2024, compared to 4.5% for the same prior-year period. The decrease in the effective tax rate is primarily driven by a tax benefit of $10.1 million related to favorable resolutions and finalizations of state audits.
NOTE 13: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions, except per share amounts)
Numerator:
Net income	$20.7	$9.6	$28.0	$122.7
Denominator:
Weighted-average common shares outstanding - basic	398,187,049	397,767,394	398,642,455	396,969,596
Dilutive effect of stock awards	4,211,015	3,225,341	4,206,224	4,485,224
Weighted-average common shares outstanding - diluted	402,398,064	400,992,735	402,848,679	401,454,820
Earnings per common share:
Basic	$0.05	$0.02	$0.07	$0.31
Diluted	$0.05	$0.02	$0.07	$0.31
Anti-dilutive securities excluded from calculation of diluted earnings per share	2,609,700	6,900,153	4,171,552	5,455,292
NOTE 14: RELATED PARTIES
Michelle Gass (President and CEO), Tracy Layney (Executive Vice President and Chief Human Resources Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is not one of our consolidated entities. Mr. David Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. Ms. Gass, Ms. Layney and Mr. Jedrzejek began serving on the Board of Directors of the Levi Strauss Foundation on January 24, 2024, February 3, 2022 and September 26, 2023, respectively. Charles V. Bergh, former President and Chief Executive Officer, was a member of the board of directors of the Levi Strauss Foundation until January 28, 2024. During the three and nine months ended August 25, 2024, the Company donated $0.4 million and $5.7 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $10.8 million, respectively, for the same prior-year periods. During the three and nine months ended August 25, 2024, the Company recognized expenses related to their donation commitments of $2.2 million and $6.4 million, respectively, as compared to a reversal of expense of $0.9 million and expenses of $4.0 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 15: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands. The Dockers® and Beyond Yoga® businesses do not separately meet the quantitative thresholds for reportable segments and therefore are presented under the caption of “Other Brands.” Effective in the second quarter of 2024, Dockers® and Beyond Yoga® businesses are disclosed as separate lines under the caption “Other Brands” to increase transparency of performance. Prior periods were adjusted to reflect the change. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information and technology resources, finance and human resources functional and organizational costs.
The Company considers its chief executive officer to be the Company’s chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
Net revenues:
Americas	$757.2	$766.7	$2,205.2	$2,198.6
Europe	406.6	384.1	1,183.8	1,200.5
Asia	247.1	246.5	795.9	797.7
Total segment net revenues	1,410.9	1,397.3	4,184.9	4,196.8
Other Brands:
Dockers	73.7	86.7	233.5	254.8
Beyond Yoga®	32.2	27.0	97.2	85.1
Total Other Brands	105.9	113.7	330.7	339.9
Total net revenues	$1,516.8	$1,511.0	$4,515.6	$4,536.7
Income (loss) before income taxes:
Americas	$173.9	$135.6	$432.8	$323.4
Europe	83.2	68.1	239.9	240.4
Asia	28.5	30.2	111.0	116.0
Total segment operating income	285.6	233.9	783.7	679.8
Dockers operating loss	(2.4)	(2.3)	(2.4)	(2.9)
Beyond Yoga operating (loss) income	(5.8)	0.5	(9.6)	2.5
Restructuring charges, net(1)	(3.4)	(1.5)	(174.7)	(19.3)
Goodwill and other intangible asset impairment charges(2)	(111.4)	(90.2)	(116.9)	(90.2)
Corporate expenses	(132.3)	(105.6)	(428.3)	(367.8)
Interest expense	(10.1)	(11.5)	(30.4)	(35.4)
Other expense, net(3)	(0.4)	(26.7)	(2.3)	(38.1)
Income (loss) before income taxes	$19.8	$(3.4)	$19.1	$128.6
____________
(1)Restructuring charges, net for the three and nine months ended August 25, 2024 related to Project Fuel, consisting primarily of severance and other post-employment benefit charges.
(2)For the three and nine months ended August 25, 2024, goodwill and other intangible asset impairment charges includes $36.3 million related to Beyond Yoga reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million related to the Beyond Yoga® customer relationship intangible assets. Additionally, the nine months ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to the footwear business.
For the three and nine months ended August 27, 2023, goodwill and other intangible asset impairment charges includes $75.4 million related to Beyond Yoga reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(3)Other expense, net for the three and nine months ended August 25, 2024 includes an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million. Other expense, net for the three and nine months ended August 27, 2023 primarily consists of a noncash pension settlement charge.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2024
NOTE 16: SUBSEQUENT EVENTS
Subsequent to the end of the third quarter of 2024, the Company announced that it has initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. The Company has retained Bank of America as its financial advisor. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.

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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today, we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands. We service consumers through our global infrastructure, developing, sourcing and marketing our products around the world.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers ("direct-to-consumer" or "DTC") through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 25, 2024, our products were sold in over 45,000 retail locations in more than 110 countries, including approximately 3,400 brand-dedicated stores and shop-in-shops. As of August 25, 2024, we had 1,243 company-operated stores located in 39 countries and approximately 600 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 66% and 67% of our total units sold in the first nine months of 2024 and 2023, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 28% and 27% of our total units sold in the first nine months of 2024 and 2023, respectively. The remainder of our products are footwear and accessories. Men’s products generated 62% and 64% of our net revenues in the first nine months of 2024 and 2023. Women’s products generated 36% and 35% of our net revenues in the first nine months of 2024 and 2023, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, pants excluding jeans, accessories and footwear – represented 41% and 40% of our net revenues in the first nine months of 2024 and 2023, respectively.
Our Europe and Asia businesses, collectively, contributed 44% of our net revenues in the first nine months of both 2024 and 2023. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, was 58% in the first nine months of both 2024 and 2023. Sales of Levi’s® brand products represented 89% and 87% of our total net sales in the first nine months of 2024 and 2023, respectively.
Our wholesale channel generated 54% and 57% of our net revenues in the first nine months of 2024 and 2023, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% of our net revenues in the first nine months of both 2024 and 2023. Our DTC channel generated 46% and 43% of our net revenues in the first nine months of 2024 and 2023, respectively, with sales through our company operated e-commerce sites representing 21% and 20% of DTC channel net revenues in the first nine months of 2024 and 2023, respectively, and 10% and 8% of total net revenues in the first nine months of 2024 and 2023, respectively.
Supply Chain
Disruption of container shipping traffic through the Red Sea and surrounding waterways is affecting transit times and shipping costs for goods manufactured in Asia and destined to Europe (and to a smaller extent the Americas). We have taken actions to divert the flow of goods and are negotiating with shipping companies on the cost impacts to minimize impacts on the business. Major port strikes on the East and Gulf Coasts of the United States could significantly disrupt our supply chain and our ability to service customer demand.
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
Effects of Inflation
Inflationary pressures have negatively impacted our revenue, operating margins and net income in the three-month and nine-month periods ended August 25, 2024 and August 27, 2023, adversely impacting consumer demand and increasing labor and product costs.
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
The first phase of the global productivity initiative was completed primarily in the first half of 2024, resulting in the Company recognizing $174.7 million in restructuring charges for the nine-month period ended August 25, 2024, primarily due to severance and other post-employment benefits, recorded within “Restructuring charges, net” in the accompanying consolidated statements of income. The Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which will result in the sale, lease or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers. During the nine-month period ended August 25, 2024, we also recognized $34.3 million of restructuring related charges primarily consisting of consulting fees and an impairment charge of $11.1 million related to capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with Project Fuel, recorded within Selling, general, and administrative expenses (“SG&A”) in the Company’s consolidated statements of income, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category recorded within Goodwill and other intangible impairment charges in the Company’s consolidated statements of income. We may incur additional significant restructuring charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.

Subsequent to the end of the third quarter of 2024, the Company announced that it has initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. The Company has retained Bank of America as its financial advisor. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
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
Our Third Quarter 2024 Results
•Net revenues. Consolidated net revenues increased 0.4% on a reported basis and 2.0% on a constant-currency basis compared to the third quarter of 2023. Revenue growth in our DTC business was largely offset by a decline in revenues in our wholesale business. The Levi’s® brand net revenues increased 3.1% on a reported basis and 4.9% on a constant-currency basis.
•Operating income. We recognized consolidated operating income of $30.3 million, compared to $34.8 million in the third quarter of 2023. The decrease was primarily due to higher Beyond Yoga® goodwill and intangible impairment charges as well as higher corporate expenses as a result of Project Fuel, partially offset by an increase in gross profit driven by higher gross margin. Operating margin was 2.0%, down from 2.3% in the third quarter of 2023, as a result of higher impairment charges and corporate expenses, partially offset by the impact of higher gross margin.
•Net income. We recognized consolidated net income of $20.7 million, compared to $9.6 million in the third quarter of 2023. The increase is primarily driven by a pension settlement loss in the prior year quarter, which offset the impact of the slight decrease in operating income.
•Adjusted EBIT. Compared to the third quarter of 2023, Adjusted EBIT increased 27.3% to $175.4 million from $137.8 million. The increase is due to higher gross profit described above, partially offset by higher Adjusted SG&A expenses in the current year. As a result, Adjusted EBIT margin was 11.6%, 250 basis points higher than the third quarter of 2023 on a reported basis, and 260 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the third quarter of 2023, Adjusted net income increased to $131.9 million from $112.0 million. The increase is due to higher Adjusted EBIT as described above.
•Diluted earnings per share. We recognized diluted earnings per share of $0.05, compared to $0.02 in the third quarter of 2023. Currency translation did not have a significant impact on diluted earnings per share.
•Adjusted diluted earnings per share. Compared to the third quarter of 2023, Adjusted diluted earnings per share increased to $0.33 from $0.28, mainly due to the higher Adjusted net income described above. Currency translation did not have a significant impact on Adjusted diluted earnings per share.

Our Year-to-Date 2024 Results
•Net revenues. Consolidated net revenues decreased 0.5% on a reported basis and increased 0.4% on a constant-currency basis compared to the first nine months of 2023. Net revenues were essentially flat, as growth in our DTC business globally was offset by a decline in wholesale.
•Operating income. Compared to the first nine months of 2023, operating income decreased 74.4% to $51.8 million from $202.1 million due to the recognition of $174.7 million in restructuring charges in the current year as well as higher SG&A expenses, partially offset by an increase in gross profit driven by higher gross margin. As a result, operating margin was 1.1%, 340 basis points lower than the first nine months of 2023.
•Net income. Compared to the first nine months of 2023, consolidated net income decreased to $28.0 million from $122.7 million, primarily driven by the decreased operating income described above, partially offset by a pension settlement loss in the prior year and lower income taxes in the current year.
•Adjusted EBIT. Compared to the first nine months of 2023, Adjusted EBIT increased 13.7% to $403.1 million from $354.6 million, primarily due to higher gross profit in the current year partially offset by higher Adjusted SG&A expenses. Adjusted EBIT margin was 8.9%, 110 basis points higher than the first nine months of 2023 on a reported basis and 120 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first nine months of 2023, Adjusted net income increased 14.7% to $300.6 million from $262.0 million, primarily due to higher Adjusted EBIT described above, as well as lower income taxes and lower interest expense.
•Diluted earnings per share. Compared to the first nine months of 2023, diluted earnings per share decreased to $0.07 from $0.31, mainly due to the lower net income described above.
•Adjusted diluted earnings per share. Compared to the first nine months of 2023, Adjusted diluted earnings per share increased to $0.75 from $0.65, due to the higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.01.
For more information on non-GAAP financial measures, our calculation of Adjusted EBIT, Adjusted net income, and Adjusted diluted earnings per share and reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP, see “Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Each quarter of fiscal years 2024 and 2023 consists of 13 weeks, except for the fourth quarter of 2024, which will consist of 14 weeks and end on December 1, 2024.
Segments.    Our Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Dockers® and Beyond Yoga® businesses are managed separately and separately do not meet the quantitative thresholds of a reportable segment and are reported in our financial statements under the caption of “Other Brands.” Effective in the second quarter of 2024, Dockers® and Beyond Yoga® businesses are disclosed as separate lines under the caption “Other Brands” to increase transparency of performance.
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
•We reflect substantially all distribution costs in SG&A, for both our DTC and wholesale channels, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling and certain other activities associated with our distribution network.

Results of Operations
The following table presents, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024 % of Net Revenues	August 27, 2023 % of Net Revenues	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024 % of Net Revenues	August 27, 2023 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,516.8	$1,511.0	0.4%	100.0%	100.0%	$4,515.6	$4,536.7	(0.5)%	100.0%	100.0%
Cost of goods sold	606.1	671.5	(9.7)%	40.0%	44.4%	1,826.7	1,970.7	(7.3)%	40.5%	43.4%
Gross profit	910.7	839.5	8.5%	60.0%	55.6%	2,688.9	2,566.0	4.8%	59.5%	56.6%
Selling, general and administrative expenses	765.6	713.0	7.4%	50.5%	47.2%	2,345.5	2,254.4	4.0%	51.9%	49.7%
Restructuring charges, net	3.4	1.5	126.7%	0.2%	0.1%	174.7	19.3	*	3.9%	0.4%
Goodwill and other intangible asset impairment charges	111.4	90.2	23.5%	7.3%	6.0%	116.9	90.2	29.6%	2.6%	2.0%
Operating income	30.3	34.8	(12.9)%	2.0%	2.3%	51.8	202.1	(74.4)%	1.1%	4.5%
Interest expense	(10.1)	(11.5)	12.2%	(0.7)%	(0.8)%	(30.4)	(35.4)	14.1%	(0.7)%	(0.8)%
Other expense, net	(0.4)	(26.7)	98.5%	—%	(1.8)%	(2.3)	(38.1)	94.0%	(0.1)%	(0.8)%
Income (loss) before income taxes	19.8	(3.4)	*	1.3%	(0.2)%	19.1	128.6	(85.1)%	0.4%	2.8%
Income tax (benefit) expense	(0.9)	(13.0)	93.1%	(0.1)%	(0.9)%	(8.9)	5.9	*	(0.2)%	0.1%
Net income	$20.7	$9.6	115.6%	1.4%	0.6%	$28.0	$122.7	(77.2)%	0.6%	2.7%
Earnings per common share:
Basic	$0.05	$0.02	150.0%	*	*	$0.07	$0.31	(77.4)%	*	*
Diluted	$0.05	$0.02	150.0%	*	*	$0.07	$0.31	(77.4)%	*	*
Weighted-average common shares outstanding (in millions):
Basic	398.2	397.8	0.1%	*	*	398.6	397.0	0.4%	*	*
Diluted	402.4	401.0	0.3%	*	*	402.8	401.5	0.3%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and constant-currency basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 25, 2024	August 27, 2023	As Reported	Constant Currency	August 25, 2024	August 27, 2023	As Reported	Constant Currency

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$757.2	$766.7	(1.2)%	0.2%	$2,205.2	$2,198.6	0.3%	0.3%
Europe	406.6	384.1	5.9%	6.6%	1,183.8	1,200.5	(1.4)%	(1.5)%
Asia	247.1	246.5	0.3%	3.7%	795.9	797.7	(0.2)%	4.8%
Total Levi’s Brands net revenues	1,410.9	1,397.3	1.0%	2.6%	4,184.9	4,196.8	(0.3)%	0.6%
Other Brands:
Dockers	73.7	86.7	(15.1)%	(12.7)%	233.5	254.8	(8.4)%	(7.6)%
Beyond Yoga®	32.2	27.0	19.3%	19.3%	97.2	85.1	14.1%	14.1%
Total Other Brands	105.9	113.7	(6.9)%	(5.0)%	330.7	339.9	(2.7)%	(2.1)%
Total net revenues	$1,516.8	$1,511.0	0.4%	2.0%	$4,515.6	$4,536.7	(0.5)%	0.4%
Net revenues by channel:
Wholesale	$847.7	$902.1	(6.0)%	(4.7)%	$2,419.9	$2,602.3	(7.0)%	(6.6)%
DTC	669.1	608.9	9.9%	12.0%	2,095.7	1,934.4	8.3%	10.0%
Total net revenues	$1,516.8	$1,511.0	0.4%	2.0%	$4,515.6	$4,536.7	(0.5)%	0.4%

Total net revenues on a reported basis increased for the three-month period ended August 25, 2024 and decreased for the nine-month period ended August 25, 2024, as compared to the same periods in 2023. On a constant-currency basis, total net revenues increased for both the three-month and nine-month periods ended August 25, 2024, as compared to the same periods in 2023.
Americas.    On a reported basis, net revenues decreased for the three-month period ended August 25, 2024 and increased for the nine-month period ended August 25, 2024. On a constant-currency basis, net revenues increased for both the three-month and nine-month periods ended August 25, 2024. Currency translation affected net revenues unfavorably by approximately $11 million for the three-month period ended August 25, 2024 and did not have a significant impact for the nine-month period ended August 25, 2024.
Excluding the effects of currency, net revenues increased for the three-month period ended August 25, 2024, driven by growth in our DTC channel, largely offset by a decrease in wholesale channel revenue primarily as a result of lower volume in our Signature brand. Additionally, the exit of the Denizen business contributed $15 million to the decline.
The increase in DTC revenue was attributable to growth across all markets, led by the U.S., for the three-month period ended August 25, 2024. Revenue growth was driven by both store performance and store expansion, as we benefited from 49 more company-operated stores in operation in the Americas as of August 25, 2024, as compared to August 27, 2023. E-commerce net revenues increased primarily due to higher online traffic and conversion.
Net revenues increased for the nine-month period ended August 25, 2024, as growth in our DTC channel was largely offset by a decline in wholesale channel revenue. The growth in DTC revenue was due to strong performance and increased traffic within our company-operated stores as well as store expansion. E-commerce revenue increased due to higher online traffic and conversion. The decrease in wholesale channel revenue was impacted by the exit of our Denizen business of $41 million.
Europe.    Net revenues in Europe increased for the three-month period ended August 25, 2024 and decreased for the nine-month period ended August 25, 2024 on both a reported and constant-currency basis. Currency translation affected net revenues unfavorably by approximately $3 million for the three-month period ended August 25, 2024 and did not have a significant impact for the nine-month period ended August 25, 2024.

Constant-currency net revenues increased for the three-month period due to growth in our DTC channel and higher wholesale channel revenue and decreased for the nine-month period ended August 25, 2024 as growth in DTC was more than offset by a decrease in wholesale channel revenue.
Excluding the effects of currency, for the three-month period ended August 25, 2024, compared to the prior year quarter, the increase in revenue was driven by higher volume in both our DTC channel, primarily due to expansion, and in our wholesale channel. There were 10 more company-operated stores in operation in Europe as of August 25, 2024 as compared to August 27, 2023.
For the nine-month period ended August 25, 2024, the decrease in wholesale channel revenue was primarily driven by lower volumes as well as the exit from Russia, which included wholesale channel revenues of approximately $8 million in the prior year. The growth in DTC revenue was primarily driven by expansion, partially offset by the exit from Russia, which included DTC channel revenues of approximately $5 million in the prior year.
Asia.    On a reported basis, net revenues in Asia increased for the three-month period ended August 25, 2024 and decreased for the nine-month period ended August 25, 2024. On a constant-currency basis, net revenues increased for both the three-month and nine-month periods ended August 25, 2024, with currency affecting net revenues unfavorably by approximately $8 million and $38 million, respectively.
Excluding the effects of currency, net revenues for the three-month and nine-month periods ended August 25, 2024 increased from growth in both our DTC and wholesale channels across most markets including Turkey and Japan, offset by performance of our China and Middle East markets.
The growth in DTC revenue was due to strong performance in our company-operated stores and e-commerce, as a result of increased volume driven by store expansion and higher average selling prices in company-operated stores and e-commerce, along with higher e-commerce traffic. Additionally, we benefited from 22 more company-operated stores in operation in Asia as of August 25, 2024 as compared to August 27, 2023. The increase in wholesale revenue was primarily due to an increase in units sold in our franchise channel.
Other Brands.
•Dockers.    Net revenues in Dockers decreased on a reported and constant-currency basis for the three-month and nine-month periods ended August 25, 2024, with currency affecting net revenues unfavorably by approximately $2 million for both the three-month and nine-month periods ended August 25, 2024. Excluding the effects of currency, net revenues decreased for the three-month and nine-month periods ended August 25, 2024 primarily due to lower volume in the U.S. wholesale channel, partially offset by expansion in our DTC channel in the nine month period.
•Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and constant-currency basis for the three-month and nine-month periods ended August 25, 2024. Currency translation did not have an impact on net revenues. Net revenues grew across both our DTC and wholesale channels. The growth in our DTC channel was primarily due to growth in e-commerce as well as store expansion. The growth in our wholesale channel was primarily due to higher volume.
Net revenues by channel
Wholesale.    On both a reported and constant-currency basis, net revenues in our wholesale channel decreased for the three-month and nine-month periods ended August 25, 2024, with currency translation affecting net revenues unfavorably by approximately $13 million and $11 million, respectively. The decreases in both periods were driven by lower volume, primarily in the U.S. The impact of the exit of the Denizen brand contributed approximately $15 million and $41 million to the decline in wholesale net revenues for the three-month and nine-month periods ended August 25, 2024, respectively. Additionally, the impact of the exit of the Russia business contributed $8 million to the decline for the nine-month period ended August 25, 2024.
DTC (Direct to Consumer).    Net revenues in our DTC channel increased on both a reported and constant-currency basis for the three-month and nine-month periods ended August 25, 2024, with currency translation affecting net revenues unfavorably by approximately $12 million and $29 million, respectively. The increase was driven by store performance across brick-and-mortar mainline and outlet stores, as well as e-commerce. Our U.S. DTC business for the three-month and nine-month periods grew 12% and 11%, respectively. For both the three-month and nine-month periods ended August 25, 2024 net revenues from e-commerce grew 16%, driven by growth across the Levi’s and Beyond Yoga® brands. As a percentage of net revenues for the three-month and nine-month periods ended August 25, 2024, DTC comprised 44% and 46% of total net revenues, respectively.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,516.8	$1,511.0	0.4%	$4,515.6	$4,536.7	(0.5)%
Cost of goods sold	606.1	671.5	(9.7)%	1,826.7	1,970.7	(7.3)%
Gross profit	$910.7	$839.5	8.5%	$2,688.9	$2,566.0	4.8%
Gross margin	60.0%	55.6%		59.5%	56.6%

Currency translation impacted gross profit unfavorably by approximately $13 million and $25 million, respectively, for the three-month and nine-month periods ended August 25, 2024.
For the three-month and nine-month periods ended August 25, 2024, the increase in gross margin was primarily driven by lower product costs and favorable channel and brand mix. Gross margin increased 50 basis points as a result of lower discounted sales for the three-month period ended August 25, 2024. Currency exchange, including transaction impacts, unfavorably impacted gross margin by approximately 30 basis points and 80 basis points for the three-month and nine-month periods ended August 25, 2024, respectively.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$341.1	$334.6	1.9%	22.5%	22.1%	$1,029.0	$1,009.2	2.0%	22.8%	22.2%
Advertising and promotion	95.0	87.8	8.1%	6.3%	5.8%	313.7	324.5	(3.3)%	6.9%	7.2%
Administration	130.6	106.8	22.2%	8.6%	7.1%	402.0	354.1	13.5%	8.9%	7.8%
Other	198.9	183.8	8.2%	13.1%	12.2%	600.8	566.6	6.0%	13.3%	12.5%
Total SG&A	$765.6	$713.0	7.4%	50.5%	47.2%	$2,345.5	$2,254.4	4.0%	51.9%	49.7%
______________
* Not meaningful
Currency translation impacted SG&A favorably by approximately $8 million and $16 million for the three-month and nine-month periods ended August 25, 2024, respectively.
Selling.   Currency translation impacted selling expenses favorably by approximately $6 million and $11 million for the three-month and nine-month periods ended August 25, 2024, respectively. The increase in selling expenses for the three-month and nine-month periods ended August 25, 2024 was primarily due to DTC business expansion in the current year as compared to the prior year.
Advertising and promotion. Currency translation did not have a significant impact on advertising and promotion expenses for the three-month period and had a favorable impact of approximately $2 million for the nine-month period ended August 25, 2024. The increase in advertising and promotion expenses for the three-month period ended August 25, 2024 was primarily due to increased media spending. The decrease in advertising and promotion for the nine-month period ended August 25, 2024 was primarily due to decreased media spending in comparison to the prior year, which included expenses associated with the 150th anniversary of the 501® jean campaign, partially offset by expenses associated with the Live in Levi’s campaign launched in the current year.

Administration.   Administration expenses include functional administrative and organization costs. Currency translation did not have a significant impact on administration expenses for the three-month period and had a favorable impact of approximately $2 million for the nine-month period ended August 25, 2024. The increase in administration costs for the three months ended August 25, 2024, was primarily due to restructuring related charges which totaled $19.0 million, which was mostly due to consulting fees in connection with Project Fuel, as well as $11.1 million of impairments related to discontinued technology projects, partially offset by lower employee incentive compensation.
The increase in administration costs for the nine-month period ended August 25, 2024 was primarily due to an increase in restructuring related charges, primarily consulting fees, additional funding of employee incentive compensation as compared to the same prior-year period, and $11.1 million of impairments related to discontinued technology projects. The Company recognized restructuring related charges of $34.3 million for the nine-month period ended August 25, 2024 in connection with Project Fuel. The nine-month period ended August 27, 2023 included $24.9 million in charges related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, net of a $3.9 million gain on the early termination of certain store leases related to the Russia-Ukraine war.
Other.   Other costs include distribution, information resources and marketing organization costs. Currency translation did not have a significant impact on other costs for the three-month and nine-month periods ended August 25, 2024. For the three-month and nine-month periods ended August 25, 2024, the increase in other costs was primarily due to higher spend on distribution expenses in support of both our DTC and wholesale businesses, including costs to finalize and transition the distribution center in Dorsten, Germany.
Restructuring charges, net
During the three-month and nine-month periods ended August 25, 2024, we recognized restructuring charges of $3.4 million and $174.7 million, respectively, related to Project Fuel consisting primarily of severance and post-employment benefit charges. During the three-month and nine-month periods ended August 27, 2023, restructuring charges, net of $1.5 million and $19.3 million primarily included the recognition of severance and other post-employment benefits related to a restructuring initiative that commenced in 2022.
Goodwill and other intangible asset impairment charges
For the three-month and nine-month periods ended August 25, 2024, we recognized impairment charges of $111.4 million related to the Beyond Yoga® acquisition. The impairment charge is composed of a $36.3 million impairment in goodwill, a $66.0 million impairment in the trademark intangible asset and a $9.1 million impairment in the customer relationship intangible assets. During 2024, the Company appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion. Additionally, during the first quarter of 2024 we recognized $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
For the three-month and nine-month periods ended August 27, 2023, we recognized impairment charges of $90.2 million related to the Beyond Yoga® acquisition. The impairment charge is composed of a $75.4 million impairment in goodwill and a $14.8 million impairment in the trademark intangible asset. The impairment charges were due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions as well as an increase in discount rates.

Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024		August 27, 2023		August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024		August 27, 2023
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$173.9	$135.6	28.2%	23.0%		17.7%		$432.8	$323.4	33.8%	19.6%		14.7%
Europe	83.2	68.1	22.1%	20.5%		17.7%		239.9	240.4	(0.2)%	20.3%		20.0%
Asia	28.5	30.2	(5.6)%	11.5%		12.3%		111.0	116.0	(4.3)%	13.9%		14.5%
Total Levi’s Brands operating income	285.6	233.9	22.1%	20.2%		16.7%		783.7	679.8	15.3%	18.7%		16.2%
Other Brands
Dockers operating loss	(2.4)	(2.3)	(4.5)%	(3.3)%		(2.7)%		(2.4)	(2.9)	17.2%	(1.0)%		(1.1)%
Beyond Yoga® operating (loss) income	(5.8)	0.5	*	(17.9)%		1.8%		(9.6)	2.5	*	(9.9)%		2.9%
Total Other Brands operating loss	(8.2)	(1.8)	*	(7.7)%		(1.6)%		(12.0)	(0.4)	*	(3.6)%		(0.1)%
Restructuring charges, net	(3.4)	(1.5)	(130.0)%	(0.2)%	❖	(0.1)%	❖	(174.7)	(19.3)	*	(3.9)%	❖	(0.4)%	❖
Goodwill and other intangible asset impairment charges	(111.4)	(90.2)	(23.5)%	(7.3)%	❖	(6.0)%	❖	(116.9)	(90.2)	(29.6)%	(2.6)%	❖	(2.0)%	❖
Corporate expenses	(132.3)	(105.6)	(25.3)%	(8.7)%	❖	(7.0)%	❖	(428.3)	(367.8)	(16.4)%	(9.5)%	❖	(8.1)%	❖
Total operating income	$30.3	$34.8	(12.9)%	2.0%	❖	2.3%	❖	$51.8	$202.1	(74.4)%	1.1%	❖	4.5%	❖
Operating margin	2.0%	2.3%						1.1%	4.5%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation impacted total operating income unfavorably by approximately $4 million and $9 million for the three-month and nine-month periods ended August 25, 2024, respectively.

Levi’s Brands operating income.
•Americas.  Currency translation had an unfavorable impact of approximately $2 million for the three-month period ended August 25, 2024 and did not have a significant impact for the nine-month period ended August 25, 2024. The increases in operating income for the three-month and nine-month periods ended August 25, 2024 were primarily due to higher gross margins as compared to the prior year. Higher SG&A expense as a percent of revenue partially offset these increases in the three-month period ended August 25, 2024 compared to the prior year.
•Europe.   Currency translation did not have a significant impact for the three-month period ended August 25, 2024 and had an unfavorable impact of approximately $2 million for the nine-month period ended August 25, 2024. The increase in operating income for the three months ended August 25, 2024 compared with the prior year was primarily due to higher revenues and higher gross margins. Higher gross margins during the nine-month period ended August 25, 2024 were offset by lower revenues and an increase in SG&A expense as a percent of revenue, resulting in a slight decrease in operating income compared with the prior year.
•Asia.   Currency translation had an unfavorable impact of approximately $2 million and $8 million for the three-month and nine-month periods ended August 25, 2024, respectively. On a constant-currency basis operating income was nearly unchanged for the three months ended August 25, 2024 and increased during the nine months ended August 25, 2024. Higher net revenues and gross margins were offset by higher SG&A expense as a percent of revenue for the three-month period ended August 25, 2024, as compared to the prior year. Higher net revenues and gross margins were largely offset by higher SG&A expense as a percent of revenue in the nine-month period ended August 25, 2024, as compared to the prior year.
Other Brands.
•Dockers. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 25, 2024. Operating losses for the three-month and nine-month periods ended August 25, 2024 were consistent with the prior year as lower revenues were offset by higher gross margins.
•Beyond Yoga®. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 25, 2024. The decrease in operating income for the three-month and nine-month periods ended August 25, 2024 as compared to the prior year was primarily due to higher SG&A expense as a percent of revenue and lower gross margins, partially offset by higher revenue.
Restructuring charges, net. During the three-month and nine-month periods ended August 25, 2024, we recognized restructuring charges of $3.4 million and $174.7 million, respectively, related to Project Fuel consisting primarily of severance and post-employment benefit charges.
Goodwill and other intangible asset impairment charges. During the three-month and nine-month periods ended August 25, 2024 we recognized an impairment charge of $111.4 million related to the Beyond Yoga® acquisition. The impairment charge is composed of a $36.3 million impairment in goodwill, a $66.0 million impairment in the trademark intangible asset and a $9.1 million impairment in the customer relationship intangible assets. During 2024, the Company appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion. Additionally, during the first quarter of 2024 we recognized $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
During the three-month and nine-month periods ended August 27, 2023, we recognized impairment charges of $90.2 million related to the Beyond Yoga® acquisition. The impairment charges were composed of a $75.4 million impairment in goodwill and a $14.8 million impairment in the trademark intangible asset. The impairments were due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions as well as an increase in discount rates.
Corporate.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact for the three-month and nine-month periods ended August 25, 2024.
The increase in corporate expenses for the three-month and nine-month periods ended August 25, 2024 is primarily due to restructuring related expenses, mostly consulting fees of $19.0 million and $34.3 million, for the three-month and nine-month periods ended August 25, 2024. The Company also recognized $11.1 million of impairments related to technology projects discontinued in connection with Project Fuel during the three months ended August 25, 2024. This increase is partially offset by previous period charges of $24.9 million related to the impairment of capitalized internal-use software, net of a $3.9 million gain on the early termination of certain store leases.
Interest expense
Interest expense was $10.1 million and $30.4 million for the three-month and nine-month periods ended August 25, 2024, respectively, as compared to $11.5 million and $35.4 million in the prior-year periods. The decrease is primarily due to the $200.0 million revolving credit facility paid off in 2023.
Our weighted-average interest rate on average borrowings outstanding during the three-month and nine-month periods ended August 25, 2024 was 3.97% and 3.98%, respectively, as compared to 4.35% and 4.24%, during the comparable periods in 2023.
Other expense, net
For the three-month and nine-month periods ended August 25, 2024, we recorded other expense of $0.4 million and $2.3 million, respectively, as compared to $26.7 million and $38.1 million in the prior-year periods. The decrease in other expense for the three-month and nine-month periods ended August 25, 2024 was primarily due to the recognition of a $19.0 million pension settlement loss in the third quarter of 2023. In addition, we recognized $10.4 million of foreign currency transaction losses for the nine-month period compared to transaction losses of $38.5 million in prior year. Also in the nine-month period ended August 25, 2024 we recognized foreign exchange management gains of $1.7 million compared to gains of $20.6 million in prior year.
Income tax (benefit) expense
Our effective income tax rate was (4.1)% for the three months ended August 25, 2024, compared to 386.6% for the same prior-year period. The decrease in the effective tax rate in the current quarter is primarily driven by the foreign-derived intangible income deduction as a proportion to earnings before income tax compared to loss before income tax in the same prior-year period.
Our effective income tax rate was (46.2)% for the nine months ended August 25, 2024, compared to 4.5% for the same prior-year period. The decrease in the effective tax rate is primarily driven by a tax benefit of $10.1 million related to favorable resolutions and finalizations of state audits.

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
As of August 25, 2024, we had no borrowings under the Credit Facility. Unused availability under the facility was $705.8 million as our total availability of $726.8 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $21.0 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $577.1 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.3 billion. Of our $577.1 million in cash and cash equivalents, approximately $330.7 million was held by foreign subsidiaries.
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
During the three and nine months ended August 25, 2024, we repurchased 1.0 million and 3.3 million shares for $17.8 million and $59.7 million, plus broker’s commissions, respectively, in the open market.
In October 2024, a cash dividend of $0.13 per share was declared to holders of record of our Class A and Class B common stock at the close of business on October 29, 2024. The cash dividend will be payable on November 14, 2024, for a total quarterly dividend of approximately $52 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 25, 2024	August 27, 2023

	(Dollars in millions)
Cash provided by operating activities	$601.1	$176.6
Cash used for investing activities	(192.2)	(160.9)
Cash used for financing activities	(229.1)	(139.1)
Cash and cash equivalents at period end	577.1	294.5
Cash flows from operating activities
Cash provided by operating activities was $601.1 million for the nine-month period ended August 25, 2024, as compared to $176.6 million for the comparable period in 2023. The increase in cash provided by operating activities is primarily driven by lower spending on inventory and SG&A expenses. In addition, we received $77.9 million as an advance payment associated with the transition of our distribution center to a third-party logistics provider. See “Distribution Center Conversion” in Note 1 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
Cash flows from investing activities
Cash used for investing activities was $192.2 million for the nine-month period ended August 25, 2024, as compared to $160.9 million for the comparable period in 2023. The increase in cash used for investing activities is primarily due to lower net proceeds from short-term investments, higher payments mostly from the acquisition of our former Colombian distributor, Expofaro, and foreign exchange contracts. These increases in cash used are partially offset by lower capital expenditures.
Cash flows from financing activities
Cash used for financing activities was $229.1 million for the nine-month period ended August 25, 2024, as compared to $139.1 million for the comparable period in 2023. Cash used in 2024 primarily reflects dividend payments of $147.1 million and common stock repurchases of $59.7 million. Cash used in 2023 primarily reflects proceeds from the senior revolving credit facility of $200.0 million, partially offset by repayment of the senior revolving credit facility of $175.0 million and dividend payments of $142.9 million.
Indebtedness
Of our total debt of $1.0 billion as of August 25, 2024, we had fixed rate debt of $1.0 billion (99.6% of total debt), net of capitalized debt issuance costs, and variable-rate debt of $4.2 million (0.4% of total debt). As of August 25, 2024, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $6.8 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 25, 2024.

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
Net income excluding income tax (benefit) expense, interest expense, other expense, net, acquisition and integration related charges, property, plant, equipment, right-of-use asset impairment and early lease terminations, net, goodwill and other intangible asset impairment charges, restructuring charges, net and restructuring related charges, severance and other, net

Net income margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income	Adjusted net income
Net income excluding acquisition and integration related charges, property, plant, equipment, right-of-use asset impairment charges and early lease terminations, net, goodwill and other intangible asset impairment charges, restructuring charges, net and restructuring related charges, severance and other, net, and pension settlement loss, adjusted to give effect to the income tax impact of such adjustments

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
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other expense, net, which includes realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;
•all of these non-GAAP financial measures exclude acquisition and integration related charges, impairment charges and early termination gains, restructuring charges, net and restructuring related charges, severance and other, net which can affect our current and future cash requirements;

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

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$765.6	$713.0	$2,345.5	$2,254.4

Non-GAAP measure:
Selling, general and administrative expenses	$765.6	$713.0	$2,345.5	$2,254.4
Acquisition and integration related charges(1)	—	(1.3)	(4.0)	(3.8)
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	(11.1)	(9.8)	(11.1)	(24.7)
Restructuring related charges, severance and other, net(3)	(19.2)	(0.2)	(44.6)	(14.5)
Adjusted SG&A	$735.3	$701.7	$2,285.8	$2,211.4

SG&A margin	50.5%	47.2%	51.9%	49.7%
Adjusted SG&A margin	48.5%	46.4%	50.6%	48.7%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the three-month and nine-month periods ended August 25, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war, and $3.7 million of impairment related to other discontinued projects.
(3)For the three-month period ended August 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million.
For the nine-month period ended August 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million and certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million.
For the nine-month period ended August 27, 2023, restructuring related charges, severance, and other, net primarily relates to certain executive severance and separation charges, costs associated with the wind-down of the Russia business and other transaction and deal related costs.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$20.7	$9.6	$28.0	$122.7

Non-GAAP measure:
Net income	$20.7	$9.6	$28.0	$122.7
Income tax (benefit) expense	(0.9)	(13.0)	(8.9)	5.9
Interest expense	10.1	11.5	30.4	35.4
Other expense, net	0.4	26.7	2.3	38.1
Acquisition and integration related charges(1)	—	1.3	4.0	3.8
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(2)	11.1	9.8	11.1	24.7
Goodwill and other intangible asset impairment charges(3)	111.4	90.2	116.9	90.2
Restructuring charges, net(4)	3.4	1.5	174.7	19.3
Restructuring related charges, severance and other, net(5)	19.2	0.2	44.6	14.5
Adjusted EBIT	$175.4	$137.8	$403.1	$354.6
Depreciation and amortization	49.9	41.6	138.5	118.8
Adjusted EBITDA	$225.3	$179.4	$541.6	$473.4

Net income margin	1.4%	0.6%	0.6%	2.7%
Adjusted EBIT margin	11.6%	9.1%	8.9%	7.8%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the three-month and nine-month periods ended August 25, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war, and $3.7 million of impairment related to other discontinued projects.
(3)For the three-month and nine-month periods ended August 25, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million related to the Beyond Yoga® customer relationship intangible assets. Additionally, the nine-month period ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to our footwear business.
For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(4)For the three-month and nine-month periods ended August 25, 2024, restructuring charges, net includes $3.4 million and $174.7 million, respectively, related to Project Fuel consisting primarily of severance and other post-employment benefit charges.
For the three-month and nine-month periods ended August 27, 2023, restructuring charges, net primarily includes net restructuring charges of $1.5 million and $19.3 million, respectively, recognized in connection with the 2022 restructuring initiative.
(5)For the three-month period ended August 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million.
For the nine-month period ended August 25, 2024 restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million and certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million.

For the nine-month period ended August 27, 2023 restructuring related charges, severance, and other, net primarily includes other executive severance and separation charges, costs associated with the wind-down of the Russia business and other transaction and deal related costs.

Adjusted Net Income:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income	$20.7	$9.6	$28.0	$122.7

Non-GAAP measure:
Net income	$20.7	$9.6	$28.0	$122.7
Acquisition and integration related charges(1)	—	1.3	4.0	3.8
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(2)	11.1	9.8	11.1	24.7
Goodwill and other intangible asset impairment charges(3)	111.4	90.2	116.9	90.2
Restructuring charges, net(4)	3.4	1.5	174.7	19.3
Restructuring related charges, severance and other, net(5)	15.1	0.2	40.5	14.5
Pension settlement loss(6)	—	19.0	—	19.0
Tax impact of adjustments(7)	(29.8)	(19.6)	(74.6)	(32.2)
Adjusted net income	$131.9	$112.0	$300.6	$262.0

Net income margin	1.4%	0.6%	0.6%	2.7%
Adjusted net income margin	8.7%	7.4%	6.7%	5.8%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the three-month and nine-month periods ended August 25, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war, and $3.7 million of impairment related to other discontinued projects.
(3)For the three-month and nine-month periods ended August 25, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million related to the Beyond Yoga® customer relationship intangible assets. Additionally, the nine-month period ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to our footwear business.
For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(4)For the three-month and nine-month periods ended August 25, 2024, restructuring charges, net includes $3.4 million and $174.7 million, respectively, related to Project Fuel consisting primarily of severance and other post-employment benefit charges.
For the three-month and nine-month periods ended August 27, 2023, restructuring charges, net primarily includes net restructuring charges of $1.5 million and $19.3 million, respectively, recognized in connection with the 2022 restructuring initiative.
(5)For the three-month period ended August 25, 2024, restructuring related charges, severance, and other, net primarily includes consulting fees associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within Other expense, net.
The nine-month period ended August 25, 2024 restructuring related charges, severance, and other, net primarily includes consulting fees associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million and certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within Other expense, net.

For the nine-month period ended August 27, 2023 restructuring related charges, severance, and other, net primarily includes other executive severance and separation charges, costs associated with the wind-down of the Russia business and other transaction and deal related costs.
(6)For the three-month and nine-month periods ended August 27, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. The tax impact of the Beyond Yoga impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga® impairment charges, the effective tax rate for the three-month and nine-month periods ended August 25, 2024 was approximately 20% and 14%, respectively. For the three-month and nine-month periods ended August 27, 2023, the effective tax rate was approximately 10% and 13%, respectively.
Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share	$0.05	$0.02	$0.07	$0.31

Non-GAAP measure:
Diluted earnings per share	$0.05	$0.02	$0.07	$0.31
Acquisition and integration related charges(1)	—	—	0.01	0.01
Property, plant, equipment, right-of-use asset impairment and early lease terminations, net(2)	0.03	0.03	0.03	0.06
Goodwill and other intangible asset impairment charges(3)	0.28	0.22	0.30	0.22
Restructuring charges, net(4)	0.01	—	0.43	0.04
Restructuring related charges, severance and other, net(5)	0.04	—	0.10	0.04
Pension settlement loss(6)	—	0.05	—	0.05
Tax impact of adjustments(7)	(0.08)	(0.04)	(0.19)	(0.08)
Adjusted diluted earnings per share	$0.33	$0.28	$0.75	$0.65
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the three-month and nine-month periods ended August 25, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
For the three-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $6.1 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, as well as $3.7 million of impairment related to other discontinued projects. For the nine-month period ended August 27, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $24.9 million of capitalized internal-use software as a result of the decision to discontinue certain technology projects, a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war, and $3.7 million of impairment related to other discontinued projects.
(3)For the three-month and nine-month periods ended August 25, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million related to the Beyond Yoga® customer relationship intangible assets. Additionally, the nine-month period ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to our footwear business.
For the three-month and nine-month periods ended August 27, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(4)For the three-month and nine-month periods ended August 25, 2024, restructuring charges, net includes $3.4 million and $174.7 million, respectively, related to Project Fuel consisting primarily of severance and other post-employment benefit charges.
For the three-month and nine-month periods ended August 27, 2023, restructuring charges, net primarily includes net restructuring charges of $1.5 million and $19.3 million, respectively, recognized in connection with the 2022 restructuring initiative.
(5)For the three-month period ended August 25, 2024, restructuring related charges, severance, and other, net primarily includes consulting fees associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within Other expense, net.

For the nine-month period ended August 25, 2024 restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million and certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within Other expense, net.
For the nine-month period ended August 27, 2023 restructuring related charges, severance, and other, net primarily includes other executive severance and separation charges, costs associated with the wind-down of the Russia business and other transaction and deal related costs.
(6)For the three-month and nine-month periods ended August 27, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. The tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga® impairment charges, the effective tax rate for the three-month and nine-month periods ended August 25, 2024 was approximately 20% and 14%, respectively. For the three-month and nine-month periods ended August 27, 2023, the effective tax rate was approximately 10% and 13%, respectively.

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

	Three Months Ended		Nine Months Ended
	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$52.3	$51.2	$601.1	$176.6
Net cash used for investing activities	(50.8)	(79.4)	(192.2)	(160.9)
Net cash used for financing activities	(66.2)	(145.0)	(229.1)	(139.1)

Non-GAAP measure:
Net cash provided by operating activities	$52.3	$51.2	$601.1	$176.6
Purchases of property, plant and equipment	(50.0)	(69.0)	(161.8)	(250.4)
Adjusted free cash flow	$2.3	$(17.8)	$439.3	$(73.8)

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
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact, which primarily includes the realized and unrealized gains and losses recognized from the measurement and remeasurement of purchases and sales of products in a currency other than the functional currency. Additionally, gross margin is impacted by gains and losses related to the procurement of inventory, primarily products sourced in U.S. Dollars, by our global sourcing organization on behalf of our foreign subsidiaries.

Constant-Currency Net Revenues
The table below sets forth the calculation of net revenues by segment on a constant-currency basis for the comparison periods applicable to the three-month and nine-month periods ended August 25, 2024:

	Three Months Ended			Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,516.8	$1,511.0	0.4%	$4,515.6	$4,536.7	(0.5)%
Impact of foreign currency exchange rates	—	(24.4)	*	—	(39.1)	*
Constant-currency net revenues	$1,516.8	$1,486.6	2.0%	$4,515.6	$4,497.6	0.4%

Americas
As reported	$757.2	$766.7	(1.2)%	$2,205.2	$2,198.6	0.3%
Impact of foreign currency exchange rates	—	(11.3)	*	—	0.2	*
Constant-currency net revenues - Americas	$757.2	$755.4	0.2%	$2,205.2	$2,198.8	0.3%

Europe
As reported	$406.6	$384.1	5.9%	$1,183.8	$1,200.5	(1.4)%
Impact of foreign currency exchange rates	—	(2.6)	*	—	1.1	*
Constant-currency net revenues - Europe	$406.6	$381.5	6.6%	$1,183.8	$1,201.6	(1.5)%

Asia
As reported	$247.1	$246.5	0.3%	$795.9	$797.7	(0.2)%
Impact of foreign currency exchange rates	—	(8.2)	*	—	(38.3)	*
Constant-currency net revenues - Asia	$247.1	$238.3	3.7%	$795.9	$759.4	4.8%

Other Brands
As reported	$105.9	$113.7	(6.9)%	$330.7	$339.9	(2.7)%
Impact of foreign currency exchange rates	—	(2.3)	*	—	(2.1)	*
Constant-currency net revenues - Other Brands	$105.9	$111.4	(5.0)%	$330.7	$337.8	(2.1)%

Dockers
As reported	$73.7	$86.7	(15.1)%	$233.5	$254.8	(8.4)%
Impact of foreign currency exchange rates	—	(2.3)	*	—	(2.1)	*
Constant-currency net revenues - Dockers	$73.7	$84.4	(12.7)%	$233.5	$252.7	(7.6)%

Beyond Yoga®
As reported	$32.2	$27.0	19.3%	$97.2	$85.1	14.1%
Impact of foreign currency exchange rates	—	—	*	—	—	*
Constant-currency net revenues - Beyond Yoga®	$32.2	$27.0	19.3%	$97.2	$85.1	14.1%
_____________
* Not meaningful

The table below sets forth the calculation of net revenues by channel on a constant-currency basis for the comparison periods applicable to the three-month and nine-month periods ended August 25, 2024:

	Three Months Ended			Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues
As reported	$1,516.8	$1,511.0	0.4%	$4,515.6	$4,536.7	(0.5)%
Impact of foreign currency exchange rates	—	(24.4)	*	—	(39.1)	*
Constant-currency net revenues	$1,516.8	$1,486.6	2.0%	$4,515.6	$4,497.6	0.4%

Wholesale
As reported	$847.7	$902.1	(6.0)%	$2,419.9	$2,602.3	(7.0)%
Impact of foreign currency exchange rates	—	(12.9)	*	—	(10.5)	*
Constant-currency net revenues - Wholesale	$847.7	$889.2	(4.7)%	$2,419.9	$2,591.8	(6.6)%

DTC
As reported	$669.1	$608.9	9.9%	$2,095.7	$1,934.4	8.3%
Impact of foreign currency exchange rates	—	(11.5)	*	—	(28.6)	*
Constant-currency net revenues - DTC	$669.1	$597.4	12.0%	$2,095.7	$1,905.8	10.0%
_____________
* Not meaningful
Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT on a constant-currency basis for the comparison period applicable to the three-month and nine-month periods ended August 25, 2024.

	Three Months Ended			Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$175.4	$137.8	27.3%	$403.1	$354.6	13.7%
Impact of foreign currency exchange rates	—	(4.4)	*	—	(8.9)	*
Constant-currency Adjusted EBIT	$175.4	$133.4	31.4%	$403.1	$345.7	16.6%

Adjusted EBIT margin	11.6%	9.1%	27.5%	8.9%	7.8%	14.1%
Impact of foreign currency exchange rates	—	(0.1)	*	—	(0.1)	*
Constant-currency Adjusted EBIT margin(2)	11.6%	9.0%	28.9%	8.9%	7.7%	15.6%
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
* Not meaningful

Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for the comparison periods applicable to the three-month and nine-month periods ended August 25, 2024.

	Three Months Ended			Nine Months Ended
	August 25, 2024	August 27, 2023	% Increase (Decrease)	August 25, 2024	August 27, 2023	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$131.9	$112.0	17.8%	$300.6	$262.0	14.7%
Impact of foreign currency exchange rates	—	(1.7)	*	—	(4.7)	*
Constant-currency Adjusted net income	$131.9	$110.3	19.6%	$300.6	$257.3	16.8%
Constant-currency Adjusted net income margin(2)	8.7%	7.4%		6.7%	5.7%

Adjusted diluted earnings per share	$0.33	$0.28	17.9%	$0.75	$0.65	15.4%
Impact of foreign currency exchange rates	—	—	*	—	(0.01)	*
Constant-currency Adjusted diluted earnings per share	$0.33	$0.28	17.9%	$0.75	$0.64	17.2%
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
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 25, 2024, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2023 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "will be", "will continue", "will likely result", "may", "predicts", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 26, 2023, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•changes in general economic and financial conditions, inflationary pressures and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
•the Russia-Ukraine war, the Israel-Hamas war and the potential impacts of these and other conflicts on global economic and geopolitical conditions;
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
•future acquisitions of or investments in new businesses, including the Beyond Yoga® integration;
•the adequacy of our liquidity position;
•the process and risks relating to the implementation of a new ERP system;
•the impact of pending, ongoing or future legal proceedings, litigation matters and disputes and regulatory developments;
•the impact of future shareholder returns, including share repurchases and dividends;
•changes in or application of trade and tax laws and policies;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of August 25, 2024. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 25, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended August 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
May 27, 2024 - June 30, 2024	141,091	$19.36	141,091	$635,815,034
July 1, 2024 - July 28, 2024	810,484	18.58	810,484	$620,752,259
July 29, 2024 - August 25, 2024	—	—	—	$620,752,259
Total	951,575	$18.70	951,575
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
During the third quarter of 2024, we repurchased 1.0 million shares for $17.8 million, excluding any broker commissions. Such repurchases were made pursuant to the Company’s share repurchase program described above. Share repurchase authority was $620.8 million as of September 25, 2024.
(2)The average price paid per share excludes any broker commissions.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the third quarter ended August 25, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date:	October 2, 2024		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)