Form 10-K
period 2024-12-01
LEVI STRAUSS & CO
filed 2025-01-29
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of May 26, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,303,810,069 based on the closing price reported for such date on the New York Stock Exchange.
As of January 23, 2025, the registrant had 104,566,642 shares of Class A common stock, $0.001 par value per share and 291,313,971 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 1, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report, including (without limitation) statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Any statements herein that are not statements of historical fact are forward-looking statements. Words such as “believe”, “will”, “will be”, “will continue”, “will likely result”, “may”, “predicts”, “so we can”, “when”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “could”, “plans”, ‘seeks”, “aim” or the negatives of such terms and similar expressions are intended to identify forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including:
•our business strategies, market outlook and opportunities, including our focus on elevating and strengthening our brand, the portion of our net revenues we aim to have represented by our direct-to-consumer business, our digital presence and growth into under-penetrated parts of our business, our expectations regarding gross and Adjusted EBIT margins, and our plans and expectations for the benefits of investments in operational excellence including steps to improve our speed-to-market;
•our commitment to increasing total shareholder returns through our capital allocation priorities;
•our ability to achieve anticipated operating model optimization, simplified processes and cost savings from our global productivity initiative;
•the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, trade restrictions and regulatory changes, and global supply chain disruptions;
•demand and market expansion for our products and the seasonality of our business;
•the effect of inflation on our business, including any future pricing actions taken in an effort to mitigate the effects of inflation and potential impacts on our revenue, operating margins and net income;
•foreign currency and exchange counterparty exposures;
•the adequacy of our liquidity position;
•future shareholder returns, including share repurchases and dividends;
•the impact of pending legal proceedings; and
•planned acquisitions and dispositions and their expected impact.
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
•we are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations and political and economic risks;
•we may be adversely affected by the financial health of our customers;
•extreme weather conditions and natural disasters could negatively impact our operating results and financial condition;
•our success depends on our ability to maintain the value and reputation of our brands;
•the success of our business depends upon our ability to forecast and respond timely to consumer demand and market conditions and offer on-trend and new and updated products at attractive price points;
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
•if the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected;
•we may be unable to maintain or increase our sales through our third-party distribution channels;
•if we encounter problems with our distribution our ability to deliver our products to market could be adversely affected;
•unexpected obstacles in new and existing markets may limit our expansion opportunities and cause our business and growth to suffer;
•we face risks arising from the ongoing restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring;
•our business is affected by seasonality and other factors could result in fluctuations in our quarterly operating results;
•we rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any delay or problem with operating or upgrading that technology or data, or those third parties upon which we rely, could cause a disruption to our business and adversely affect our financial results;
•we may be subject to security breaches or other confidential data theft from our systems, which can lead to adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, harm to our ability to effectively operate our business, claims that we breached our data privacy or security obligations, harm to our reputation, and a loss of customers or sales;
•disruptions or delays at our third-party service providers could adversely impact our operations;
•our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation, and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation;

•our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing;
•the global apparel industry is subject to intense competition and cost and pricing pressure;
•increases in the price or availability of raw materials could increase our cost of goods and negatively impact our financial results;
•our business is subject to risks associated with sourcing and manufacturing overseas as well as risks associated with potential tariffs, transportation disruptions or a global trade war;
•the loss of high-quality employees, including members of our executive management team and other key employees, or the failure to attract and retain key personnel or maintain our workplace culture, could harm our business;
•certain employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations;
•we have substantial liabilities and cash requirements associated with our postretirement benefits, pension, and deferred compensation plans;
•our licensees and franchisees may not comply with our product quality, manufacturing standards, social, environmental, marketing, and other requirements, which could negatively affect our reputation and business;
•our current and future products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands;
•we are subject to stringent and changing obligations related to data privacy and security and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business or financial consequences;
•our ability to pay dividends, repurchase stock and make acquisitions is dependent on a variety of factors, including restrictions in our notes, indentures and Credit Facility that may limit our activities; and
•the dual class structure of our common stock concentrates voting control with descendants of the family of Levi Strauss, who have the ability to control the outcome of matters submitted for stockholder approval, which will limit your ability to influence corporate matters and may depress the trading price of our Class A common stock.

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

•our X account (previously Twitter account) (https://X.com/LeviStraussCo);
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
Overview
From our California Gold Rush beginnings, we have grown into one of the world's largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our Levi's®, Dockers®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands, we design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. In the fourth quarter of 2024 we announced we are undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions.
Our Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands, is presented in our financial statements under the caption of Levi's Brands and is defined geographically in three reportable segments: Americas, Europe and Asia. The Dockers® and Beyond Yoga® businesses are presented in our financial statements under the caption of Other Brands.
Our Global Reach
Our products are sold in approximately 120 countries. We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American”, we derived over half of our net revenues from outside the United States in fiscal year 2024.
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 3,400 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores have traditionally been the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through our global digital business, which includes our company-operated e-commerce sites as well as the online businesses of our wholesale customers, including those of traditional wholesalers as well as pure-play (online-only) wholesalers. Beyond Yoga® products are sold in the United States primarily through specialty retailers, pure-play wholesalers, brand-dedicated company-operated retail stores and a company-operated brand dedicated e-commerce site. We distribute Levi Strauss Signature™ and Denizen® brand products primarily through mass channel retailers in the Americas, including the e-commerce sites operated by some of our key wholesale customers and other pure-play customers.
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
The following three “where to play” choices serve as our strategic framework for what we intend to achieve:
•Brand Led: Our brands are authentic, original and loved by consumers the world over. We plan to continue elevating and strengthening all of our brands through integrating product, design, positioning, marketing and consumer experience to ensure they are the “Center of Culture”. We will continue men’s bottoms denim leadership globally while driving outsized growth in women's and tops through a sharpened focus on denim dressing and denim lifestyle, building end-to-end capability in key lifestyle apparel categories beyond jeans. We believe these actions will strengthen loyalty with our existing fans while also creating new lifelong ones.
•DTC First: We believe our direct-to-consumer (“DTC”) channels allow us to showcase the fullest expression of our brands and drive category diversification while also enhancing connections with the consumer. As a result, we plan to continue building a harmonized omni-channel marketplace where each channel reinforces the other, driving consumer engagement and increasing their satisfaction. This requires increased investments in our stores, expanding our brick-and-mortar retail footprint with a focus on mainline expansion, technology to win with the consumer and our people, and enhancing our in-store, ecommerce and omni-channel capabilities to further elevate the shopping experience. In addition to our DTC initiatives, we will also focus on our wholesale channel, partnering with customers that are focused on delivering high quality results and service to our consumers, while also elevating our Levi’s® brands.
•Power the Portfolio: We plan to accelerate our global reach while ensuring our U.S. operations continue to deliver steady growth, including unlocking the potential of Beyond Yoga.
Our success will be driven not just by what we do, but how we do it. Our three strategic choices are supported by a foundation of the following enablers:
•One Team: We will harness our talent, culture and values as competitive advantages by fostering a collaborative and inclusive culture where everyone brings their full selves to work, cultivating industry-leading talent and empowering the teams who serve our fans.
•Operational Excellence: We will execute with excellence and leverage our global scale by continuing to look for ways to embrace agility, reduce complexity and further streamline our ways of working. This includes taking steps to improve our speed to market calendar with a focus on servicing consumer demand globally and creating fewer touch points as merchandise goes to market. We believe these actions will drive efficiencies, reduce lead times and allow us to respond quickly to changes in consumer demand while also improving our inventory turns, working capital and cash conversion cycle.
We plan to continue to manage our costs aggressively so that we can invest in the areas that will drive growth and help us deliver Adjusted EBIT margins of 15% over the long term. As we grow net revenues and gross margins, we plan to drive leverage on our investments, and improve our structural economics across channels.
Our ability to deliver our long term goals assumes no significant worsening of inflationary pressures, supply chain disruptions, foreign currency impacts and the impact of geopolitical conflict. If any of these impacts change significantly, the timing of when we achieve our long term goals will be affected.
For more information on our calculation of Adjusted EBIT margin, see “Item 7 – Management’s Discussion and Analysis – Non-GAAP Financial Measures.” A reconciliation of non-GAAP forward looking information to the corresponding GAAP measures cannot be provided without unreasonable efforts due to the challenge in quantifying various items including but not limited to, the effects of foreign currency fluctuations, taxes, and any future restructuring, restructuring-related, severance and other charges.
Our Brands and Products
We offer a broad range of products including jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants, dress pants and activewear – represented 67%, 68%and 67% of our total units sold in fiscal years 2024, 2023 and 2022, respectively. Tops –

including shirts, sweaters, jackets, dresses and jumpsuits – represented 27%, 26% and 26% of our total units sold in fiscal years 2024, 2023 and 2022, respectively. The remainder of our products are footwear, which represented 2% of our total units sold in fiscal years 2024, 2023, and 2022, and accessories. Men's products generated 63%, 64% and 65% of our net revenues in fiscal years 2024, 2023 and 2022, respectively. Women's products generated 36%, 34% and 33% of our net revenues in fiscal years 2024, 2023 and 2022, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 39%, 39%, and 38% of our net revenues in fiscal years 2024, 2023 and 2022, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic, authentic American style and effortless cool. Levi's® is an authentic and original lifestyle brand and the #1 brand globally in jeanswear (measured by total retail sales). Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans, including the Arcuate Stitching Design and the Red Tab Device. The Levi's® brand continues to evolve to meet the tastes of today's consumers, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear, other apparel items and accessories for men, women and children is available in approximately 120 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® Red Tab™ products are the foundation of the brand, consisting of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. In 2023, we celebrated the 150th anniversary of the 501® jean. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of Red Tab™ products represented the majority of our Levi's® brand net revenues globally in fiscal years 2024, 2023 and 2022. We offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories.
Our Levi's® brand products accounted for 89%, 87%, and 87% of our net revenues in each of the fiscal years 2024, 2023 and 2022, respectively, approximately half of which were generated in our Americas segment in each of these years.
Levi Strauss Signature™ and Denizen® Brands
In addition to our Levi's® brand, we offer the Levi Strauss Signature™ and Denizen® brands, which are focused on value-conscious consumers who seek quality craftsmanship and great fit and style at affordable prices. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Levi Strauss Signature™ brand through the mass retail channel primarily in the United States and Canada. The Levi Strauss Signature™ brand was introduced in 2003. The Denizen® brand was introduced in the United States starting in 2011, and includes a variety of jeans to complement active lifestyles and to empower consumers to express their aspirations, individuality and attitudes. The Denizen® brand is sold through wholesale accounts primarily within the United States. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand with operations winding down during fiscal year 2024 and into 2025.
Our Levi Strauss Signature™ products accounted for 3%, 4% and 4% of our net revenues in fiscal years 2024, 2023 and 2022, respectively. Our Denizen® brand products accounted for 1%, 1% and 2% of our net revenues in fiscal years 2024, 2023 and 2022, respectively.
Dockers® Brand
Founded in 1986, the Dockers® brand sparked a revolution in the way millions of men dressed around the world, shifting from the standard issue suit to a more casual look. Today, the Dockers® brand continues to be the authority on khaki and offers a wide range of apparel and accessories, for men and women, with no compromises in quality – always superior comfort and versatile style. While the brand remains focused on the classic khaki style and its founding principles, Dockers® has evolved its offerings to include more variety and appeal to a broader set of shoppers in both their professional and personal lives. There are approximately 100 company-operated retail stores – predominately in the south of Europe and Latin America. In the fourth quarter of 2024 we announced we are undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions.
Our Dockers® brand products accounted for 5% of our net revenues in each of the fiscal years 2024, 2023 and 2022 and are sold in approximately 50 countries.

Beyond Yoga® Brand
Our Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. Beyond Yoga® was founded in 2005 to promote body positivity, honoring and celebrating every body from XXS-4X. The brand produces clothing that fosters well-being in luxuriously soft, no-hassle care fabrics for styles that keep up with the toughest workouts and beyond. Beyond Yoga® is about more than just comfort and performance; the brand has created an inclusive community centered on body positivity, the celebration of diversity, and giving back to causes in which it believes. The company is female-founded, female-run and nearly 90% female-led. The brand has seven total stores.
Our Beyond Yoga® brand products accounted for 2% of our net revenues in each of the fiscal years 2024, 2023, and 2022.
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
We seek to make our products available where consumers shop, providing both in-store and online shopping experiences, as well as offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers totaled 26%, 28% and 31% of our net revenues in fiscal years 2024, 2023, and 2022, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 600 of these shop-in-shops as of December 1, 2024.
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
Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 31%, 29% and 26% of our net revenues in fiscal years 2024, 2023 and 2022, respectively. As of December 1, 2024, we had 1,276 company-operated stores located in 39 countries. The majority of the stores are dedicated to the Levi's® brand, with 458 stores in the Americas, 299 stores in Europe, and 406 stores in Asia. We had 106 Dockers® brand-dedicated stores globally and 7 Beyond Yoga® stores as of December 1, 2024. During 2024, we added 157 company-operated stores and closed 53 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of December 1, 2024, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and other third-party retail locations and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 110 of these shop-in-shops were operated by third parties as of December 1, 2024.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com, www.dockers.com and www.beyondyoga.com, that sell products directly to consumers across multiple markets around the world. These sites represented 10%, 9% and 7% of total net revenues in fiscal years 2024, 2023 and 2022, respectively; and 21%, 20% and 19% of DTC channel net revenues in fiscal years 2024, 2023 and 2022, respectively.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Seasonality of Sales

We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2024, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the fiscal year. In fiscal year 2023, our net revenues in the first, second, third and fourth quarters represented 27%, 22%, 24% and 27%, respectively, of our total net revenues for the year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2024, 2023 and 2022 each included one Black Friday.
We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal year 2024 was a 53-week year, ending on December 1, 2024 and fiscal years 2023 and 2022 were 52-week years, ending on November 26, 2023 and November 27, 2022, respectively. Each quarter of fiscal years 2024, 2023 and 2022 consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2024 which consisted of 14 weeks. Fiscal year 2024 benefited from a 53rd week, which was included in the fourth quarter, impacting net revenues by approximately $85 million, or 1.3%.
The level of our working capital reflects the seasonality of our business and varies throughout the year to support our seasonal and holiday revenue patterns as well as business trends.
Effects of Inflation
Inflationary pressures persist, including increased costs of labor and competition for, and price volatility of, resources throughout the supply chain. Trends such as these have resulted in higher product costs in previous periods and may do so again in the future, increasing pressure to reduce costs and raise product prices, which could have a negative impact on consumer demand. If these inflationary pressures continue, our revenue, operating margins and net income will be impacted in 2025. For more information regarding risks we face with respect to inflation, see “Item 1A – Risk Factors”.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand and Dockers® brand as the definitive khaki. We continually strengthen our portfolio of brands and our positioning at the center of popular culture with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, and selective collaborations with key influencers, integrating ourselves with significant cultural events, and on-the-ground efforts such as street-level events and similar targeted “viral” marketing activities. We also connect with sport and music fans across the world, including through the naming rights to the stadium for the San Francisco 49ers, which we secured in 2013 and extended in 2024.
We are focused on strengthening our brands globally. Through product and communications, our plan is to drive impact and engage the hearts and minds of our consumers while connecting directly and delivering the best experience possible through our DTC channel. In 2024, we deepened our direct, personalized relationships with our consumers through the expansion of our global loyalty programs. The Levi’s® brand reaffirmed its place at the center of culture with “REIIMAGINE,” a fully integrated global campaign with Beyoncé. The campaign reimagines classic Levi’s looks and films and reinterprets several of the brand’s most iconic advertisements while featuring core products like 501 ‘90s, Original Truckers, and Essential Tees. The first chapter debuted in 2024 with subsequent chapters to be run through 2025. Throughout the year, we delivered product freshness and innovation, including new additions such as the 511™ Slim Tech and the launch of new loose and baggy styles.
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

Sourcing and Logistics
Organization.  Our global sourcing and logistics organizations are responsible for taking a product from the design concept stage through production to delivery to our customers. Our objective is to leverage our global scale to achieve product development and sourcing efficiencies and reduce total product and distribution costs while maintaining our focus on product quality, local service levels and working capital management. Our presence in approximately 120 countries enables us to leverage our global scale for product development and sourcing while using our local expertise to tailor products and retail experiences to individual markets.
Product procurement.  We source nearly all of our products through independent contract manufacturers. We may have minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. The remainder is sourced from our company-operated manufacturing and finishing plant in South Africa. See "Item 2 – Properties" for more information about these manufacturing facilities.
Sources and availability of raw materials.  The principal fibers used in the majority of our products include cotton, synthetics and man-made cellulosics that are used to produce fabrics of 100% composition or blends. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including the effects of inflation. Current price fluctuations impact the cost of our products in future seasons due to the lead time of our product development cycle. Fluctuations in product costs can cause an increase or decrease in our profitability.
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
In fiscal year 2024, we sourced product from independent contract manufacturers located in approximately 28 countries around the world, with no more than 30% sourced from any single country, in line with our sourcing strategy. We sourced products in North and South Asia, the Americas, including the United States, Europe and Africa.
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
Logistics.  During fiscal year 2024 and as part of Project Fuel, the Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers used to warehouse and ship products to our wholesale customers, retail stores and e-commerce customers. For more information, see “Item 2 – Properties”.
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
Intellectual Property
We have more than 6,100 trademark registrations and pending applications in approximately 180 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. We regard our trademarks as one of our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Dockers®, Beyond Yoga® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, the Housemark and the Wings and Anchor Design are among our core trademarks.

We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing approximately 320 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of December 1, 2024, we had 82 issued U.S. patents, 17 issued foreign patents and 23 U.S. patent applications pending. Our patents expire between 2025 and 2043. We also had 16 international and foreign patent applications pending. We will continually assess the ability to patent new intellectual property as we develop technologies that we believe are innovative.
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
To advance our progress on environmental, social and governance (“ESG”) initiatives and ensure we meet stakeholder expectations for ESG commitments and performance, we hold ourselves accountable to a holistic sustainability strategy. The intent of our sustainability strategy is to be a leader in transparency and impact, to accelerate the circular economy ecosystem, and to inspire employees, communities and value chain partners to join our journey toward an inclusive and regenerative industry in which all people are treated with dignity and respect. Our strategy is focused on issues related to our business and provides a framework for us to continue embedding our sustainability ambitions within our broader business operations to create greater resilience and long term value.
In 2024, we released our 2023 Sustainability Goals and Metrics Report, which included updates and progress against our 16 people- and planet-first goals. The goals include targets tied to various areas across our sustainability strategy and collectively reflect our guiding philosophy of profits through principles. Our sustainability strategy is built around three main pillars — climate, consumption and community. Our climate pillar addresses environmental impacts, including climate action, water stewardship and biodiversity. The consumption pillar focuses on the circular economy, resale and upcycling initiatives, use of sustainable fibers, safer chemicals and waste and plastic reduction. The community pillar encompasses social and societal impacts, including diversity and inclusion; employee support and development; supply chain transparency; and investing in our communities through advocacy and volunteering. Our aim is to continue fortifying each pillar to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable.
Human Capital Management
As of December 1, 2024, we employed approximately 18,700 people, approximately 9,900 of whom were located in the Americas, 3,800 of whom were located in Europe, and 5,000 of whom were located in Asia. As of such date, approximately 800 of our employees were associated with the manufacturing and procurement of our products, 10,800 worked in retail, including seasonal employees, 1,900 worked in distribution and 5,200 were other non-production employees. As of December 1, 2024, approximately 5,800 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Diversity and Inclusion. We believe in living our values: originality, empathy, integrity courage and performance. This means we strive to create a workplace that reflects our consumers and communities in which we conduct our business. We endeavor to create an environment where everyone feels valued, heard and able to contribute to their full potential. We believe these principles benefit our performance by helping us inclusively design innovative products and anticipate and respond to consumer preferences. We released our third impact report in 2024 which reflects our commitment to transparently communicate our objectives. Our “One Team” approach is about harnessing our talent, culture and values and we believe it is a competitive advantage and serves as a driver of business results.
Pay Equity. To help fulfill our commitment to fair and equitable compensation, we historically conducted an independent pay equity audit every other year for our U.S. non-union population, with the most recent audit completed in 2022. In 2023 we developed in-house capabilities with oversight from outside counsel to run a similar analysis annually. We use the data to identify potential adjustments to be incorporated into our annual performance review process for different groups in the U.S. population, including corporate and retail employees as well as distribution center management. The analysis considered job level, performance, experience, and other factors such as promotions and location of jobs. Our in-house analysis confirmed that we do not have any systemic pay differences across gender and ethnicity in the U.S. following any outlier remediation. Further, we examined the gender pay equity for all our global corporate populations. Ethnicity data is not commonly captured internationally, and in some countries illegal for companies to track. We found no statistically significant gender pay differences across these markets. We’re also focused on eliminating bias and increasing transparency in pay practices and salary ranges and ensuring objectivity around compensation rewards.
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
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Macroeconomic pressures, including inflation, container shipping disruptions, fluctuations in foreign currency exchange rates, competition for and price volatility of resources created a complex and challenging environment for us in fiscal year 2024 and may continue to impact us in the future. In particular, inflationary pressures persist and have adversely impacted consumer demand and increased labor and product costs. We continue to pursue ways to mitigate these pressures; however, if we are unable to fully mitigate the pressures, our revenue, operating margins and net income will be impacted in fiscal year 2025.
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
•We conduct transactions in various currencies, which creates exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies has had and may in the future have a significant impact on our reported operating results and financial condition. In particular, rapid strengthening of the U.S. Dollar relative to major foreign currencies, including the Euro and Mexican Peso, unfavorably impacted our fiscal year 2024 results. Continued significant fluctuations of foreign currencies against the U.S. Dollar may further negatively impact our financial results, revenue, operating margins and net income.
•Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton) could have a material adverse effect on our costs, gross margins and profitability.
•The current domestic and international political environment, including volatile trade relations, conflicts in multiple locations, and the related disruption to shipping lanes and civil unrest have resulted in uncertainty surrounding the future state of the global economy. There is uncertainty with respect to potential changes in trade regulations, sanctions and export controls, which increase volatility in the global economy and foreign currency exchange rates. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
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
A significant portion of our revenues and earnings are generated internationally. In addition, a substantial amount of our products comes from sources outside the country of distribution. As a result, we are both directly and indirectly (through our suppliers) subject to the risks of doing business outside the United States, including:
•currency fluctuations, which have impacted our results of operations significantly in prior years;
•political, economic and social instability;
•changes in tariffs, tax laws and global trade policies;
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
For example, the ongoing wars in multiple locations across the globe, as well as economic sanctions and other measures imposed in response thereto, have caused and continue to cause disruption, instability and volatility in global markets. The conflicts have caused and may continue to cause adverse global economic conditions resulting from escalating geopolitical tensions, the exclusion of certain financial institutions from the global banking system, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures, supply chain and logistics disruptions, such as shipping disruptions in the Red Sea and surrounding waterways, and heightened cybersecurity threats. Although our operations in Russia and the Middle East were and are not significant, the conflicts have resulted in broader economic and security concerns, including in other geographies, which has adversely affected and may continue to adversely affect our business, financial condition or results of operations.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Changes in foreign currency exchange rates also affect the relative prices at which we and competitors sell products in the same market. Foreign and domestic governmental policies and actions regarding currency valuation could result in actions, for further actions, by other countries and the United States to offset the effects of such fluctuations. The unpredictability and volatility of foreign currency exchange rates has adversely impacted our businesses and financial results in the past and ongoing or unusual volatility may continue to adversely impact us.
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
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters, and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the shipping channels we use, the operations of and the shipping channels used by our vendors, manufacturers and other suppliers or have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers or vendors are located, our continued success would depend, in part, on the safety and availability of the relevant personnel and facilities and proper functioning of our or third parties’ computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Natural disasters or severe weather events in regions that produce key raw materials or other inputs for our products, may drive up the prices of those raw materials or constrain the availability of raw materials, adversely affecting our cost of goods. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, and the shipping channels we use, as well as the activities of and the shipping channels used by our third-party vendors and other suppliers, manufacturers, and customers. We could incur significant capital expenditures and other costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to and mitigate the effects of climate change, including compliance with evolving, and at times inconsistent, country specific laws and regulations. In addition, the physical changes prompted by climate change could result in changes in consumer preferences, production capabilities, the productivity of our contract manufacturers, higher insurance premiums and deductibles and the availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.
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
Public health crises and a future outbreak of a highly infectious or contagious disease, pandemic or epidemic have had and could in the future have an adverse effect on our business and results of operations.
Pandemics, including the emergence of new COVID-19 variants, poses a risk to our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. The extent of the impact of a pandemic or other health crisis on our business will depend on several factors, including the duration, spread and severity of the pandemic or health crisis, which are uncertain and cannot be predicted, and on the requirements to take action to help limit the spread of the illness and the availability, widespread distribution and acceptance of vaccines and treatments for the pandemic.

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
•a disruption, including a worker shortage, in or the temporary or permanent closing of the factories that manufacture our products, the ports and distribution centers where we manage our inventory or the operations of our logistics and other service providers;
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
These factors, among others, may negatively impact sales in our stores and our e-commerce channel and may cause our wholesale customers to purchase fewer products from us. Any significant reduction in consumer visits to, or spending at, our and our customers’ stores caused, directly or indirectly, by pandemics, and any continued decreased spending at stores or online caused by decreased consumer confidence and spending, would result in a loss of sales and profits and, as a result, adversely impact our financial results.
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
Our brand value also depends on our ability to maintain a positive consumer perception of our brands, corporate integrity and culture. Negative claims or publicity involving us or our products, the production methods, materials or locations of any of our suppliers or contract manufacturers, consumer data or any of our key employees, endorsers or suppliers could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, we, our senior executives and the descendants of the family of our founder, Levi Strauss, may from time to time take positions or actions (including internal programs) or make statements on or charitable donations to social issues, including donations to the Levi Strauss Foundation (which is not one of our consolidated entities), that may be unpopular with some consumers or customers, which may result in adverse publicity or impact our ability to attract or retain such consumers or customers, and which could adversely impact our results in certain locations. Additionally, people or groups who oppose these positions or statements may cause disruptions to our business operations. Adverse publicity, regardless of its accuracy, could undermine consumer confidence in our brands and reduce long-term demand for our products.

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
We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing, or may be subject to new laws and regulations, in ways that could negatively affect our business, financial condition, cash flows, and results of operations.
Our success depends on our ability to attract customers cost effectively. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also use social media, including Facebook, Instagram, YouTube and others, as well as affiliate marketing, email, SMS, and direct mail, as part of our multi-channel approach to marketing and we expect that our use of social media for marketing purposes will increase over time. We rely on these relationships to provide significant traffic to our website and as important marketing channels and sources of information regarding potential customers. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers. Our relationships with digital platforms are not covered by long-term contractual agreements and do not require any specific performance commitments. In addition, many of the platforms and agencies with whom we have advertising arrangements provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations and prospects. In addition, laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.
Failure to continue to obtain or maintain high-quality endorsers of our products, or actions taken by our endorsers, could harm our business.
We establish relationships with artists, designers, musicians, athletes and other public figures to develop, evaluate and promote our products. If we are unable to recruit endorsers with consumer appeal or endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken, allegations of wrongdoing or statements made by our endorsers, associated with our products or brand or otherwise, that harm the reputations of those endorsers or our decisions to cease collaborating with certain endorsers in light of actions taken, allegations of wrongdoing or statements made by them, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our business.
The success of our business depends upon our ability to forecast and respond timely to consumer demand and market conditions and offer on-trend and new and updated products at attractive price points.
The global apparel industry is characterized by ever-changing fashion trends and consumer preferences, including the increasing shift to digital brand engagement and social media communication, and by the rapid replication of new products by competitors. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer spending and towards "experiential" spending and sustainable products. As a result, our success depends in large part on our ability to efficiently and effectively develop, market and deliver innovative and stylish products at a pace, intensity and price competitive with other brands in the markets in which we sell our products while reducing costs associated with the related processes. In addition, we must create products at a range of price points that appeal to the consumers of both our wholesale customers and our dedicated retail stores and e-commerce sites situated in each of our diverse geographic regions. Our development and production cycles take place prior to full visibility into all of these factors for the coming seasons. Failure on our part to forecast and respond timely to consumer demand and market conditions and to regularly and rapidly develop innovative and stylish products and update core products could limit sales growth, adversely affect retail and consumer acceptance of our products and negatively impact the consumer traffic in our dedicated retail stores. Moreover, our newer products may not produce as high a gross margin as our traditional products and thus may have an adverse effect on our overall margins and profitability.
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
Port congestion, inventory delays, labor shortages, and storage and process capacity pressures have previously impacted our ability to service consumer and wholesale customer demand and could impact it again in the future. Uneven flow of receipts and shipments could cause capacity pressures within our distribution centers and result in higher costs and limit our ability to fulfill our consumers’ and wholesale customers’ demand. In the event these supply chain disruptions reoccur, our business, operating results and financial condition may be adversely affected.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 26%, 28% and 31% of our total net revenues in fiscal years 2024, 2023 and 2022, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic, inflationary pressures or recession, such actions are expected to adversely affect our business and financial condition. During weak economic conditions, such as periods of high inflation, recessionary fears or reduced consumer traffic and purchasing, our wholesale customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for customers, which may result in lower sales of our products. In addition, competition between our wholesale customers may impact the prices at which they sell our products, thereby impacting the prices at which they are willing to buy products from us. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that impact the positioning that we seek to promote in our other channels of distribution.
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
One of our key strategic priorities is our “DTC First” strategy, which includes our plan to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, and other brand-dedicated store models. In many locations, we face major, established retail competitors that may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial ongoing investments in equipment and property, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including as a result of general declines in the macroeconomic environment, could result in significant costs and impacts to our margins and impairment charges. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations. Our DTC First strategy depends on our ability to successfully drive expansion of our gross margins, manage and leverage our cost structure and drive return on our investments. If we cannot effectively execute our strategy while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.
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
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of the pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. These actions may make our operations more vulnerable to interruptions in the event of work stoppages or disruption (including as a consequence of public health directives, quarantine policies or social distancing measures imposed by governments), labor disputes, such as U.S. or foreign labor strikes or boycotts, worker shortages, port congestion, pandemics, macroeconomic conditions, geopolitical conflict, the impacts of climate change, earthquakes, floods, fires or other natural disasters (such as droughts) affecting these distribution centers or shipping channels. Labor laws in the various jurisdictions where our distribution network operates and inflation impacts on labor costs impact our costs of distribution and increase regulatory complexity for us and the third-parties with whom we partner. In addition, distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by similar events. Any failure by us or our third-party providers to adapt to these events or to otherwise respond adequately to our distribution needs could disrupt our business.
Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Moreover, some of our current distribution centers rely on aging technology.
As part of our effort to optimize our logistics network, we are in the process of transitioning the operation of certain of our global distribution and fulfillment centers to third-party logistics providers. This transition from owner-operated facilities to third-party logistics providers may cause interruptions to these centers as we transition or restructure systems, technology and employees. We may at times experience a shortage of labor, interruptions in our business systems or delays as a result of this transition. Given that, as a result of this transition, third-party logistics providers will satisfy a significant percentage of our distribution and fulfillment needs, we are subject to concentration risks and any disruptions, delays or other events impacting the business of the third-party logistics providers may have a significant impact on our business, including our ability to timely fulfill orders. If we encounter problems with our distribution system, whether company-owned or third-party, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be adversely affected.
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
We may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses to acquire.
From time to time, we have acquired and may in the future acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to among other things, financial constraints, unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics or other risks, which could harm our operating results. Additionally, acquisitions may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. The pursuit and integration of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. Further, even if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, effectively manage the combined business following the acquisition, or the acquired business may have inadequate or ineffective controls and procedures, any of which could harm our business and financial condition. Our management team has limited experience in addressing the challenges of integrating management teams, strategies, cultures and organizations of two companies. These activities are complex, costly and time-consuming and pose a number of risks. Any delays or issues encountered in these activities could have an adverse effect on the financial condition of the company.
We may in the future divest certain product lines that no longer fit our long-term strategies. As previously disclosed, we are reviewing strategic alternatives with respect to our Dockers brand, which may result in a divestiture of the brand. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines. For example, if we decide to sell or otherwise dispose of certain product lines, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, increasing our near-term costs, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
If we do not manage the foregoing risks, the transactions that we complete or are unable to complete may harm our brand and adversely affect our business, financial condition, and results of operations.
We face risks arising from the ongoing restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
In the first quarter of fiscal year 2024, we began implementing a restructuring plan to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth, with a focus on optimizing our operating model and structure, how we go to market, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization. Future charges related to such actions may harm our profitability in the periods incurred.
Restructuring program actions, which include a reduction in workforce, operating model redesign and core processes redesign, may present a number of significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation, including:

•incurrence of additional costs in the short-term, including workforce reduction costs, costs associated with transitioning functions to new locations, training of employees or third-party resources, accounting charges for inventory and technology-related write-offs and charges relating to consolidation of excess facilities;
•failure to accurately assess market opportunities and the technology required to address such opportunities;
•failure to accurately predict the time and resources necessary to implement our restructuring plan and related go-to-market strategy;
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
•failure to maintain employee morale, damage to company culture and an increase in employment claims;
•employee attrition beyond planned reductions and workforce transitions, including inadequate transfers of knowledge; and
•damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future.
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
We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any delay or problem with operating or upgrading that technology or data, or those third parties upon which we rely, could cause a disruption to our business and adversely affect our financial results.
We are heavily dependent on information technology systems and networks, including the Internet, third-party services and artificial intelligence, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. These information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any security incident, service interruption or shutdown. For example, in 2024, CrowdStrike Holdings, Inc. (“CrowdStrike”), a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated, and, as a result of the CrowdStrike software update, we experienced interruptions to our operations with various technology systems, including store point-of-sale solutions, being offline for a limited period of time. Though this incident did not result in data loss or theft or directly impact our controls or a material loss, it did result in a business interruption.
Over the last several years, we have been implementing and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. For example, over the next several years, we plan to continue the process of implementing a new ERP system across the company with implementation in the United States completed in 2023 and Europe scheduled to commence in fiscal year 2026. Additionally, we are in the process of transitioning certain of our global distribution and fulfillment facilities to third-party providers. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis, either directly or through our third-party providers, depends significantly on the reliability of their and our technology systems, and we cannot assure that implementing these modifications and upgrades will in the future prevent or protect against all technological problems and security issues or bring about the desired efficiencies and synergies to our operations.
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
The failure of our information technology systems and networks to operate effectively or remain innovative, our inability to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence and machine learning), third-party software-induced interruptions to our operations and problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, require significant capital investments, and may have an adverse effect on our reputation, results of operations and financial condition. In addition, the increased use of employee-owned devices for communications, as well as work-from-home arrangements, present additional operational risks to our information technology systems.
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
We may be subject to security breaches or other confidential data theft from our systems, which can lead to adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, harm to our ability to effectively operate our business, claims that we breached our data privacy or security obligations, harm to our reputation and a loss of customers or sales.
In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary confidential and sensitive data, including personal information, intellectual property, and trade secrets, and we rely upon third parties (such as service providers) for data processing-related activities. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, security breaches, cyber-attacks or other malicious activities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations, computer viruses or other malicious codes, unauthorized access, phishing attacks, or unauthorized uses, any of which may be irreversible and result in operational problems and security incidents. Given the nature of information collected and processed, the retail industry in particular has been the target of many cyber-attacks, and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider. We have been and will continue to be a target of cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems because of the visibility of our brand, making the secure maintenance of proprietary, confidential and sensitive data critical to our business and reputation. In the future, we may see an increase in the number of such attacks as we have shifted to a hybrid working model under which some employees will continue working remotely and accessing our technology infrastructure remotely.
Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and we will continue to invest in these efforts. We may expend significant resources or modify our business activities to try to protect against security incidents. We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to prevent security incidents, cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase in frequency and magnitude. The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service or to sabotage systems, including through the use of artificial intelligence, are constantly evolving, have become increasingly complex and sophisticated, may be difficult to detect quickly and often are not recognized until launched against a target, even if we take all reasonable precautions, including to the extent required by law. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-

state supported actors and social-activist organizations now engage in attacks. Furthermore, our efforts to address undesirable activity on our platforms may also increase the risk of retaliatory attack.
We have and may continue to be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors and social-activist organizations, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information, including personal information. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments or beliefs that payment may not result in system restoration.
In addition to our own systems, we use third-party service providers to store, transmit and otherwise process information on our behalf, and our third-party service providers are subject to similar cybersecurity risks. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we generally contractually require these service providers to implement and maintain a standard of security (such as implementing reasonable measures) as well as incident response commitments, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems or that we will receive timely information should an incident occur.
Our software or information technology systems, or that of third parties upon whom we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Actual or perceived vulnerabilities or unauthorized access of our or our service providers’ information technology systems or networks may result in the loss of confidential business and financial data, misappropriation of our consumers’, users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, and the value of our brands, resulting in lost sales, fines, lawsuits (including class actions), government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to or redress problems caused by any unauthorized processing.
As we outsource functions, we become more dependent on the entities performing those functions. Disruptions or delays at our third-party service providers could adversely impact our operations
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to a third party. We are also in the process of transitioning the operation of certain of our global distribution and fulfillment centers to third-party logistics providers. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, providing quality services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on our costs, as well as impact the timing of receipt of inventory for future seasons and the shipment of inventory to consumers and customers. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation
In fiscal year 2024, we sourced nearly all of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we have historically worked with numerous manufacturers, in recent years we have begun consolidating the number of contract manufacturers from which we source our products. In addition, some of our contract manufacturers have merged. Reliance on a fewer number of contract manufacturers involves risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise negatively affect our results of operations. If our contract manufacturers, or any raw material vendors or suppliers on which our contract manufacturers rely, suffer permanent or prolonged manufacturing or transportation disruptions, including due to macroeconomic conditions, regulatory restrictions, geopolitical conflict, public health conditions, natural disasters, shortages of single-source or other raw materials, or any other unforeseen events, our ability to source product on a timely basis could be adversely impacted, which could adversely affect our results of operations. Also, we have certain minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons. If we do not satisfy the minimum purchase commitments, due to conditions such as decreased demand, we may be charged for estimated adverse purchase commitments.
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

The global apparel industry is subject to intense competition and cost and pricing pressure
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and we expect them to continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Macroeconomic pressures around the world such as inflation and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. Pricing pressure has been further exacerbated by the variability and availability of raw materials, combined with labor and cost inflation and uncertainty throughout the supply chain. This pressure could have adverse effects on our business and financial condition, including:
•reduced gross margins across our product lines and distribution channels;
•increased retailer demands for allowances, incentives, and other forms of economic support;
•unfavorable consumer reactions to price increases; and
•increased pressure on us to reduce our production costs and operating expenses.
In addition, we compete with other companies in the apparel industry on the basis of investments in technology and adapting to changes in technology, including the successful use of data analytics, artificial intelligence and machine learning.
Increases in the price or changes in the availability of raw materials could increase our cost of goods and negatively impact our financial results.
The majority of our products are made of cotton, where the remaining balance are primarily made of synthetics, cotton/synthetic blends and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, climate change, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation, compliance with our working condition, environmental protection, other standards and other unpredictable factors. For example, compliance with the sanctions and trade orders issued by the United States, Europe and other governments related to raw materials, entities and individuals who are connected to a region of China, as well as retaliatory measures or restrictions of critical materials by certain governments, could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products and the importation of products from China into the United States. Any and all of these factors may be exacerbated by global climate change. Cotton prices have fluctuated significantly in recent months, and we expect they will continue to experience unprecedented variability and uncertainty. We do not currently hedge the price of cotton. In the event of a significant disruption or unavailability in the supply of the fabrics, synthetics or other raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates and energy costs in the regions where our contract manufacturers are located, as well as freight costs from those regions that are in turn affected by crude oil prices. Increases in raw material costs, wage rates, energy costs and freight costs, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
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
Substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. For example, the U.S. government has imposed tariffs on goods imported from China in connection with China’s intellectual property practices and forced technology transfer and may in the future impose further tariffs. Currently, of the products that we sell in the United States, less than 1% are directly sourced and manufactured in China. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the increasingly protectionist trade policy and anticipated future policies in the United States has introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, Mexico or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
The loss of high-quality employees, including members of our executive management team and other key employees, or the failure to attract and retain key personnel or maintain our workplace culture could harm our business.
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
During the course of fiscal year 2024, we made changes in personnel, including some of our senior leaders. While we have confidence in our team, the uncertainty inherent in leadership transitions and restructuring may be difficult to manage and can disrupt our business. The failure to successfully transition and assimilate key employees generally could adversely affect our results of operations. To the extent we do not effectively hire, onboard, retain and motivate key employees, our business can be harmed.
Certain employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
In North America, certain of our and our vendors’ distribution employees are covered by various collective bargaining agreements. Outside North America, many of our and our vendors’ production and distribution employees are covered by either industry-sponsored or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees, including as a result of our efforts to transition certain distribution and fulfillment centers to third-party logistics providers, could harm our business and reputation.
Additionally, employees in various jurisdictions and countries in which we and our vendors operate are or may eventually become unionized, which could bring about changes to our culture and operating model, increased payroll costs and reduced flexibility under labor regulations, which in turn may negatively impact our business. Furthermore, we could be affected by conflicts between unions which claim representation of our employees that could generate additional payroll costs and labor conflicts. Our responses to any union organizing efforts could also impact how the company and brands are perceived by customers and employees.
We have substantial liabilities and cash requirements associated with our postretirement benefits, pension, and deferred compensation plans.
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have generated, and will generate, substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns or the market value of plan assets, can affect the funded status of our defined benefit pension and other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements. See Note 8 to the consolidated financial statements for more information regarding these obligations.
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
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers and other partners fail or are alleged to have failed to comply with any of these laws or regulations, we could be subjected to regulatory investigations or enforcement, lawsuits (including class actions), fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are or may become involved in various types of claims, lawsuits (including class actions), regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, privacy and data protection, trademark and other intellectual property rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy, and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, including the evolving regulatory requirements affecting product circularity and ESG standards or disclosures, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.
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
In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement with over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as the Pillar Two Inclusive Framework. Many jurisdictions continue to announce changes in their tax laws and regulations based on the Pillar Two Inclusive Framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes are not expected to have a material impact in fiscal year 2025 but could have an adverse impact on our effective tax rate, tax liabilities, and cash tax in future years.
We utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These rulings and agreements expire from time to time and may be extended when certain conditions are met, or terminated if certain conditions are not met. We cannot guarantee that such rulings and agreements will be extended or all conditions will continue to be satisfied. Changes in these rulings and agreements or their termination may result in a loss of certainty in treatment, which may adversely impact our effective tax rate.
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
As a result of our data collection and processing activities, we must comply with increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of business and personal data, including personal health information of our employees. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR”), California’s Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored or otherwise processed. Furthermore, other comprehensive privacy laws, such as China’s Personal Information Protection Law, Canada’s Personal Information Protection and Electronic Documents Act and India’s new Digital Personal Data Protection Act, as well as other states in the United States have enacted data privacy laws that have come into effect or will come into effect in the coming months and years, which are likely to continue to influence other jurisdictions, U.S. states or even the U.S. Congress to pass comparable legislation. Additionally, laws in certain jurisdictions require data localization and impose restrictions on the transfer of personal information across borders. For example, the EU GDPR and the UK GDPR generally restrict the transfer of personal information, including employee and consumer information, to countries outside of the EEA and the United Kingdom (respectively) without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to legal or regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.
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
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We are also a party to a Second Amended and Restated Credit Agreement (as amended to date, the “Credit Agreement”) with several financial institutions that provides us with a senior secured revolving credit facility (the “Credit Facility”) under which we had $803.0 million of borrowing capacity as of December 1, 2024. We may rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of macroeconomic and geopolitical conditions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.

We have debt and interest payment requirements at a level that may restrict our future operations.
As of December 1, 2024, we had $1.0 billion of unsecured debt. Additionally, we had $803.0 million of borrowing capacity under the Credit Facility. The Credit Facility is secured by domestic and Canadian inventories, accounts receivable, and other assets, such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
As of December 1, 2024, our long-term debt was rated BB+ by S&P Global Ratings, Ba1 by Moody’s Investors Service, Inc and BB+ by Fitch Ratings, Inc. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. In addition, macroeconomic conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from the macroeconomic environment, geopolitical activities, war, incidents of terrorism, natural disasters, industrial accidents, pandemics, or responses to these events.
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
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 23, 2025, we had outstanding a total of 104,566,642 shares of Class A common stock and 291,313,971 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with Rule 144 under the Securities Act.
Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our stock price to decline or make it more difficult for the holders of our Class A common stock to sell at a time and price that they deem appropriate.
A majority of holders of our Class B common stock have contractual rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their Class B common stock, or to include such shares in registration statements that we may file.
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
As of December 1, 2024, there were 9,066,809 shares of Class A common stock and 509,342 shares of Class B common stock issuable pursuant to restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") that may be settled in shares of our Class A or Class B common stock.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 1C.	CYBERSECURITY
Risk Management and Strategy
We are heavily dependent on information technology systems and networks, including the Internet, third-party services and artificial intelligence, across our supply chain, including for product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information, external and internal reporting purposes, retail operations and other business activities. We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats, including, but not limited to, risks from ransomware attacks, security breaches, cyber-attacks or other malicious activities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations, computer viruses or other malicious codes, unauthorized access, phishing attacks or unauthorized uses, as part of our overall risk management framework and processes. Our risk management framework considers cybersecurity risks alongside other company risks to evaluate their nature and severity, as well as to identify mitigations and assess the impact of those mitigations on residual risk.
We maintain a comprehensive cybersecurity and information security framework that includes risk assessment and mitigation through a threat intelligence-driven approach, application controls and enhanced security with ransomware defense. The framework leverages the National Institute of Standards and Technology (NIST) Cyber Security Framework 2.0, as well as other standards. We utilize policies, software, training programs and hardware solutions to protect and monitor our environment, including multifactor authentication, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing, identity management, security information and event management systems and insider threat management systems. We also carry insurance that provides protection against certain potential losses arising from a cybersecurity incident.
Our policies require that certain of our employees and contractors complete mandatory security awareness training upon hire or engagement and annually thereafter. The training covers essential topics such as phishing awareness, password security, data protection, social engineering, physical security and compliance requirements. Additionally, targeted training is provided based on roles, responsibilities and access levels to ensure relevance and effectiveness. The awareness and training program also includes practical exercises, such as simulated phishing attacks, to reinforce training objectives and improve understanding of security vulnerabilities. We also participate in a variety of initiatives and groups for collaboration and for increasing our security knowledge and awareness.
Our cybersecurity risk management processes include a third-party risk management program that assesses risks from vendors and suppliers. The program includes cybersecurity and data privacy assessments during vendor onboarding to identify and classify risk based on several factors, including the type of data handled by the third-party service provider and the potential impact to our business if there were a significant disruption to the third-party service or system.
We maintain a robust Cybersecurity Incident Response Program intended to help us respond to an incident, prevent or minimize system disruption or the loss of data, recover business-critical services and facilitate compliance with any applicable legal obligations. Our program includes a written response plan that provides a framework for handling cybersecurity incidents based on the severity of the incident and the formation of a cross-functional incident response team staffed in accordance with the relevant severity level. The plan also sets out a coordinated approach to assessing the severity of potential and actual incidents and their impacts, containing, investigating, documenting, mitigating and remediating incidents, including reporting findings and keeping senior management, the Board of Directors and other key stakeholders and third parties (such as insurance providers and incident response professionals) informed and involved as appropriate.
Our cybersecurity team regularly tests our cybersecurity controls through penetration testing, vulnerability scanning, and attack simulation.
Additionally, in connection with our cybersecurity risk management processes, we engage consultants, including outside counsel, to review our processes or programs, benchmark and opine on best practices. We conduct tests on our ecommerce sites to identify control gaps and prioritize process improvements that align with our business and cybersecurity strategy. We also periodically engage a third-party independent review of our cybersecurity program against the NIST Cybersecurity Framework 2.0 to provide an independent assessment and perspective measured against industry standards. In addition, members of senior management participate in periodic tabletop exercises with third-party experts on crisis management best practices to apply their learnings to the company’s business continuity, enterprise risk and cybersecurity programs.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations and financial condition.
Governance
Management
Our cybersecurity strategy is developed in close collaboration with business stakeholders and is led by our Chief Information Security Officer (CISO). This strategy forms the foundation of our information security programs and supports effective cybersecurity risk management. Cybersecurity risk management is the responsibility of our information security team, which is overseen by our CISO. Our cyber fusion team, a subset of the information security team, is responsible for incident response, endpoint security management, detection engineering, vulnerability management, and threat intelligence. The cyber fusion team partners with technology and business stakeholders to strengthen the resiliency of our systems. Our CISO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents pursuant to the escalation procedures in our Cybersecurity Incident Response Plan. As described above, for incidents assessed at elevated severity levels, our CISO, crisis management team and legal team promptly engage a cross-functional incident response team to assess and monitor the incident to comply with applicable legal requirements.
Our CISO has served in this position since 2021 and has over two decades of experience in developing robust security programs across various industries. His previous positions include Deputy CISO for the Federal Reserve System, Chief Business Security Officer at ADP and cybersecurity leadership roles at Equifax. Before joining Equifax, he held positions in information security, compliance and internal audit at McKesson Corporation, Fifth Third Bank and AT&T. He also holds numerous industry certifications and serves as the Board Secretary of the Retail & Hospitality Information Sharing and Analysis Center.
Board of Directors
The Audit Committee of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats. This includes the responsibility for reviewing and discussing with management and the Board of Directors our information technology use and protection, including, but not limited to, data governance, privacy, IT risks, compliance, cybersecurity and significant legislative and regulatory developments that could materially impact us, as well as the evaluation with management of the implementation and effectiveness of our controls to monitor and mitigate these risks and the oversight for any investigations related to specific cybersecurity or technology incidents. To fulfill this responsibility, the Audit Committee receives regular reports about cybersecurity risks from our CISO, and receives updates more often as needed, including in the event of a significant cybersecurity incident in accordance with our Cybersecurity Incident Response Plan. These regular reports periodically include information regarding the implementation and administration of the registrants cybersecurity processes, cybersecurity governance processes, status of projects relating to cybersecurity, cybersecurity matters relating to any particular products or services, summaries of any material cybersecurity threats or incidents and responses thereto, regulatory updates, updates on cybersecurity trends and the results of any assessments performed by internal stakeholders or third-party advisors.
Our Board of Directors retains responsibility for the oversight of our overall risk management systems and processes and our CISO provides periodic reports to the full Board of Directors on cybersecurity risk. The Board of Directors also participates in educational sessions relating to cybersecurity matters.

Item 2.	PROPERTIES
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of December 1, 2024, we operated two manufacturing-related facilities abroad and 14 distribution centers around the world. In addition, during fiscal year 2024, we entered into a lease agreement with a third-party logistics provider to operate a distribution center in Ohio. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our principal operating properties in use as of December 1, 2024 is summarized in the following table:

Location	Primary Use	Leased/Owned
San Francisco, CA	Design and Product Development	Leased
Erlanger, KY	Distribution	Leased
Hebron, KY	Distribution	Owned
Canton, MS	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Itapevi, Brazil	Distribution	Leased
Cuautitlan, Mexico	Distribution	Leased
Villa El Salvador, Peru	Distribution	Leased
Pudahuel, Chile	Distribution	Leased
Dorsten, Germany	Distribution	Leased
Plock, Poland	Manufacturing and Finishing	Leased(1)
Northhampton, U.K.	Distribution	Leased
Colombus, OH	Distribution	Leased
Itagui, Colombia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
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
In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate two data centers located in Carrollton and Westlake, Texas. As of December 1, 2024, we leased 65 administrative and sales offices in 35 countries, as well as leased 7 warehouses in three countries.
As of December 1, 2024, we had 1,163 company-operated Levi's retail and outlet stores in leased premises in 39 countries: 458 stores in the Americas, 299 stores in Europe and 406 stores in Asia. Additionally, we had 106 Dockers® retail and outlet stores in leased premises, and seven Beyond Yoga® retail stores.

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
Holders of Record
As of January 23, 2025, there were 64 holders of record of our Class A common stock and 247 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms through participant accounts in the Depository Trust Company, which holds shares through a single account at its nominee CEDE & Co.
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

Cumulative Stock Performance Graph
The following graph compares the percentage change in the cumulative total return on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, and the S&P 500 Apparel, Accessories and Luxury Goods Index for the five fiscal-year periods commencing on November 24, 2019 and ended December 1, 2024. The graph assumes an initial investment of $100 in our Class A common stock and in each index on November 24, 2019, with all dividends reinvested. The comparisons are based on historical data and are not necessarily indicative of, nor intended to forecast, the future performance of our Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
11/24/19
11/29/20
11/28/21
11/27/22
11/26/23
12/1/24
Levi Strauss & Co.
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods

(in dollars)	November 24, 2019	November 29, 2020	November 28, 2021	November 27, 2022	November 26, 2023	December 1, 2024
Levi Strauss & Co.	$100.00	$113.96	$163.38	$99.13	$97.73	$113.97
S&P 500	$100.00	$117.46	$150.25	$136.41	$155.29	$207.92
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$91.44	$103.01	$62.75	$51.04	$48.25
The information under “Cumulative Stock Performance Graph” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. Such information shall not be deemed incorporated by reference in any filing of Levi Strauss & Co. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language in those filings, except as otherwise expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
August 26, 2024 - September 29, 2024	—	$—	—	$620,752,259
September 30, 2024 - October 27, 2024	1,577,232	19.22	1,577,232	590,436,523
October 28, 2024 - December 1, 2024	—	—	—	590,436,523
Total	1,577,232	$19.22	1,577,232
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
During the fourth quarter of 2024, we repurchased 1.6 million shares for $30.3 million, excluding any broker commissions. Such repurchases were made pursuant to the Company’s share repurchase program described above. Share repurchase authority was $590.4 million as of January 23, 2025.
(2)The average price paid per share excludes any broker commissions.
Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. See “Financial Information Presentation—Fiscal Year.”
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Levi Strauss Signature™ and Denizen® and Beyond Yoga® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. In the fourth quarter of 2024, we announced we are undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions.
We operate our business according to three reportable segments: Americas, Europe, and Asia, collectively comprising our Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands. The Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented in our financial statements under the caption of Other Brands.
Our iconic, enduring brands are brought to life every day around the world by our talented and creative employees and partners. The Levi’s® brand epitomizes classic, authentic American style and effortless cool. We have cultivated Levi’s® as a lifestyle brand that is inclusive and democratic in the eyes of consumers while offering products that feel exclusive, personalized and original. This approach has enabled the Levi’s® brand to evolve with the times and continually reach a new, younger audience, while our rich heritage continues to drive relevance and appeal across demographics. The Dockers® brand helped drive “Casual Friday” in the 1990s and has been a cornerstone of casual menswear for more than 30 years. The Levi Strauss Signature™ and Denizen® brands, which we developed for value-conscious consumers, offer quality craftsmanship and great fit and style at affordable prices. The Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort.

We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of December 1, 2024, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,400 brand-dedicated stores and shop-in-shops. As of December 1, 2024, we had company-operated stores located in 39 countries and approximately 600 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts, and activewear – represented 67% and 68% of our total units sold in fiscal years 2024 and 2023, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 27% and 26% of our total units sold in fiscal years 2024 and 2023, respectively. The remainder of our products are footwear and accessories. Men's products generated 63% and 64% of our net revenues in fiscal years 2024 and 2023, respectively. Women's products generated 36% and 34% of our net revenues in fiscal years 2024 and 2023, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 39% of our net revenues in both fiscal years 2024 and 2023.
Our Europe and Asia businesses, collectively, contributed 42% of our net revenues and 40% of our segment operating income in fiscal year 2024, as compared to 43% of our net revenues and 46% of our segment operating income in fiscal year 2023. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 57% and 56% of our net revenues in fiscal year 2024 and fiscal year 2023, respectively. Sales of Levi’s® brand products represented approximately 89% and 87% of our net revenues in fiscal year 2024 and 2023, respectively.
Our wholesale channel generated 54% and 57% of our net revenues in fiscal years 2024 and 2023, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% of our net revenues in both fiscal years 2024 and 2023. Our DTC channel generated 46% and 43% of our net revenues in fiscal years 2024 and 2023, respectively, with our company operated e-commerce business representing 21% and 20% of DTC channel net revenues and 10% and 9% of total net revenues in fiscal years 2024 and 2023, respectively.
Our key long-term objectives are to strengthen our brands globally in order to deliver sustainable profitable growth and generate industry-leading shareholder returns. Critical strategies to achieve these objectives include being a brand-led business, putting DTC first, and further powering the portfolio by diversifying across geographies, categories, genders and channels. We intend to achieve these strategies through operational excellence and a one team mindset.
Supply Chain
Disruption of container shipping traffic through the Red Sea and surrounding waterways is affecting transit times and shipping costs for goods manufactured in Asia and destined to Europe and the U.S. We have taken actions to divert the flow of goods and are negotiating with shipping companies on the cost impacts to minimize impacts on the business. Additionally, inflationary pressures, competition for, and price volatility of, resources throughout the supply chain persist. We continue to pursue mitigation strategies and create new efficiencies in our global supply chain.
Effects of Inflation
Inflationary pressures persist, including increased costs of labor and increased supply chain costs. Trends such as these have resulted in higher product costs in previous periods and may do so again in the future, increasing pressure to reduce costs and raise product prices, which could have a negative impact on consumer demand. If these inflationary pressures continue, our revenue, operating margins and net income will be impacted in 2025.
Project Fuel
In the first quarter of 2024, our Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel” designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. This will be a two-year initiative beginning in 2024, with a focus on optimizing our operating model and structure, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization.
The first phase of the global productivity initiative was completed primarily in the first half of 2024, resulting in the Company recognizing $188.7 million in restructuring charges for the year ended December 1, 2024, primarily due to severance, other post-employment benefits, contract terminations and asset impairments, recorded within “Restructuring charges, net” in the consolidated statements of income. Additionally, the Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which has and will continue to result in the sale, lease or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers.
During the year ended December 1, 2024, we also recognized $54.3 million of restructuring related charges primarily consisting of consulting fees and an impairment charge of $11.1 million related to capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with Project Fuel, recorded within Selling, general, and administrative expenses (“SG&A”) in the Company’s consolidated statements of income, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category recorded within Goodwill and other intangible impairment charges in the Company’s consolidated statements of income. We may incur additional significant restructuring and related charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.
In the fourth quarter of 2024, the Company announced that it has initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. The Company has retained Bank of America as its financial advisor. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices, potential new tariffs and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on our revenues, operating margins and net income. These trends historically have impacted and may impact our future financial results, affecting revenue, operating margins and net income.
•The diversification of our business model across geographies, channels, brands, and categories affects our gross margin. For example, if our sales in higher gross margin geographies, channels, brands and categories grow at a faster rate than in our lower gross margin business geographies, channels, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses and could have lower profitability. As we continue to execute on our strategic framework to be DTC first, we expect to see greater impact on our margins. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
•Foreign currencies continue to be volatile. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro and Mexican Peso, has in the past and may in the future negatively impact our financial results, revenue, operating margins and net income.
•The current domestic and international political environment, including volatile trade relations and military and civil conflicts, have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
•The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes are not expected to have a material impact in fiscal year 2025 but could have an adverse impact on our effective tax rate, tax liabilities, and cash tax in future years.
•There has been increased focus from our stakeholders, including consumers, employees, investors, regulatory organizations and legislatures on corporate environmental, social, and governance (“ESG”) practices, including corporate practices related to the causes and impacts of climate change and corporate statements, practices or products related to a variety of social issues. We expect that stakeholder expectations and actions with respect to

ESG practices and social issues and regulatory requirements will continue to evolve rapidly, which may impact our reputation and financial results.
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
For additional information regarding these risks, as well as other risks we face, see the risk factors discussed in Part I, Item 1A. “Risk Factors”.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2024, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the fiscal year. Fiscal year 2024 benefited from a 53rd week, which was included in the fourth quarter, impacting net revenues by approximately $85 million or 1.3%. In fiscal year 2023, our net revenues in the first, second, third and fourth quarters represented 27%, 22%, 24% and 27%, respectively, of our total net revenues for the fiscal year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2024 and 2023 included one Black Friday.
The level of our working capital reflects the seasonality of our business and varies throughout the fiscal year to support our seasonal and holiday revenue patterns as well as business trends.

Our Results for the Fourth Quarter of Fiscal Year 2024

•Fiscal year 2024 benefited from a 53rd week, which was included in the fourth quarter, benefiting net revenues by approximately $85 million or 4.6% of fourth quarter net revenues.
•Net revenues.  Compared to the fourth quarter of fiscal year 2023, consolidated net revenues increased 12.0% on a reported basis and 7.9% on an organic net revenues basis. Excluding the effects of currency, revenue growth was driven by DTC, which grew across our regions, and wholesale, which grew in Americas and Asia.
•Operating income.  Compared to the fourth quarter of 2023, consolidated operating income increased 40.3% to $212.2 million from $151.2 million. The increase was due to higher revenue and gross margin in the current fiscal year partially offset by an increase in SG&A expenses.
•Net income. Compared to the fourth quarter of 2023, consolidated net income of $182.6 million increased from $126.8 million. The increase was primarily due to higher revenue and gross profit, partially offset by higher SG&A expenses.
•Adjusted EBIT. Compared to the fourth quarter of 2023, Adjusted EBIT of $246.8 million increased from $200.1 million. The increase was due to higher revenue and gross profit described above, partially offset by higher Adjusted SG&A.
•Adjusted net income. Compared to the fourth quarter of 2023, Adjusted net income of $202.2 million increased from $178.6 million. The increase was primarily due to the higher Adjusted EBIT described above.
•Diluted earnings per share. Compared to the fourth quarter of 2023, diluted earnings per share of $0.46 increased from $0.32 due to higher net income described above.
•Adjusted diluted earnings per share. Compared to the fourth quarter of 2023, Adjusted diluted earnings per share of $0.50 increased from $0.44 mainly due to the increase in Adjusted net income described above. Currency translation did not have a significant impact on Adjusted diluted earnings per share.
Our Fiscal Year 2024 Results

•Net revenues.  Compared to fiscal year 2023, consolidated net revenues increased 2.9% on a reported basis and 3.2% on an organic net revenues basis. The increase was driven by growth in DTC, which grew across our regions. The growth was partially offset by a decline in wholesale.
•Operating income.  Compared to fiscal year 2023, consolidated operating income decreased to $264.1 million from $353.3 million primarily due to higher SG&A expenses, restructuring charges, and goodwill and other intangible impairment charges in the current fiscal year.
•Net income. Compared to fiscal year 2023, consolidated net income decreased to $210.6 million from $249.6 million. The decrease was due to lower operating income described above.
•Adjusted EBIT. Compared to fiscal year 2023, Adjusted EBIT of $649.9 million increased from $554.8 million primarily due to higher revenue and gross profit, partially offset by higher Adjusted SG&A expenses, driven by selling expenses in support of our DTC business.
•Adjusted EBIT margin was 10.2%, 120 basis points higher than the prior fiscal year on a reported basis and 130 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to fiscal year 2023, Adjusted net income increased to $502.7 million from $440.7 million. The increase was primarily due to higher Adjusted EBIT described above.
•Diluted earnings per share. Compared to fiscal year 2023, diluted earnings per share of $0.52 decreased from $0.62 mainly due to the lower net income described above.
•Adjusted diluted earnings per share. Compared to fiscal year 2023, Adjusted diluted earnings per share of $1.25 increased from $1.10 due to the lower Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.02.
For more information on Organic net revenues, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with United States generally accepted accounting principles, and reconciliations of such measures to net income and diluted earnings per share, see “Non-GAAP Financial Measures.”

Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal year 2024 was a 53-week year, ending on December 1, 2024, and 2023 was a 52-week year ending November 26, 2023. Each quarter of fiscal years 2024 and 2023 consisted of 13 weeks with the exception of the fourth quarter of 2024 which consisted of 14 weeks.
Segments.  Our Levi's Brands business, which includes Levi's®, Levi Strauss Signature™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Dockers® and Beyond Yoga® businesses are managed separately and do not meet the quantitative thresholds of a reportable operating segment and are reported in our financial statements under the caption of “Other Brands”. Effective in the second quarter of 2024, Dockers® and Beyond Yoga® businesses are disclosed as separate lines under the caption “Other Brands” to increase transparency of performance. Prior periods were adjusted to reflect the change.
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
•Selling expenses reflected in SG&A expenses include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our e-commerce operations.
•We reflect substantially all distribution costs in SG&A expenses, for both our DTC and wholesale channels, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.

Results of Operations
A discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 can be found under Item 7 – Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended November 26, 2023, filed with the SEC on January 25, 2024.
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)	December 1, 2024	November 26, 2023
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$6,355.3	$6,179.0	2.9%	100.0%	100.0%
Cost of goods sold	2,539.4	2,663.3	(4.7)%	40.0%	43.1%
Gross profit	3,815.9	3,515.7	8.5%	60.0%	56.9%
Selling, general and administrative expenses	3,246.2	3,051.9	6.4%	51.1%	49.4%
Restructuring charges, net	188.7	20.3	*	3.0%	0.3%
Goodwill and other intangible asset impairment charges	116.9	90.2	29.6%	1.8%	1.5%
Operating income	264.1	353.3	(25.2)%	4.2%	5.7%
Interest expense	(41.8)	(45.9)	8.9%	(0.7)%	(0.7)%
Other expense, net	(3.3)	(42.2)	92.2%	(0.1)%	(0.7)%
Income before income taxes	219.0	265.2	(17.4)%	3.4%	4.3%
Income tax expense	8.4	15.6	(46.2)%	0.1%	0.3%
Net income	$210.6	$249.6	(15.6)%	3.3%	4.0%
Earnings per common share:
Basic	$0.53	$0.63	(15.9)%	*	*
Diluted	$0.52	$0.62	(16.1)%	*	*
Weighted-average common shares outstanding (in millions):
Basic	398.2	397.2	0.3%	*	*
Diluted	402.4	401.7	0.2%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated, and the changes in net revenues on both reported and organic net revenues basis from period to period:

	Year Ended
			% Increase (Decrease)
	December 1, 2024	November 26, 2023	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$3,200.6	$3,086.9	3.7%	4.2%
Europe	1,617.9	1,579.5	2.4%	0.5%
Asia	1,082.4	1,059.7	2.1%	5.8%
Total Levi's Brands net revenues	5,900.9	5,726.1	3.1%	3.5%
Other Brands:
Dockers®	323.3	336.9	(4.0)%	(4.6)%
Beyond Yoga®	131.1	116.0	13.0%	11.4%
Total Other Brands	454.4	452.9	0.3%	(0.5)%
Total net revenues	$6,355.3	$6,179.0	2.9%	3.2%

Net revenues by channel:
Wholesale	$3,431.5	$3,550.9	(3.4)%	(2.8)%
DTC	2,923.8	2,628.1	11.3%	11.0%
Total net revenues	$6,355.3	$6,179.0	2.9%	3.2%

Levi’s Brands net revenues:
Levi’s®	$5,641.8	$5,403.4	4.4%	3.8%
Levi Strauss Signature™	225.9	236.5	(4.5)%	(4.5)%
Denizen®	33.2	86.2	(61.5)%	*
Total Levi's Brands net revenues	$5,900.9	$5,726.1	3.1%	3.5%
______________
* Not meaningful

As compared to the same period in the prior fiscal year, total net revenues were affected unfavorably by approximately $47 million in foreign currency exchange rates. Fiscal year 2024 benefited from a 53rd week, impacting net revenues by approximately $85 million, or 1.3%.
Americas.  Net revenues in our Americas segment increased on both reported and organic net revenues basis, with currency affecting net revenues unfavorably by approximately $14 million. Organic net revenues increased as a result of higher revenue in our DTC channel, partially offset by lower revenue in our wholesale channel.
The increase in DTC channel revenues was driven by both strong performance and store expansion in our company-operated stores, due to higher traffic, an increase in units sold, and sales from an additional week in fiscal year 2024. There were 46 more stores in operation as of December 1, 2024, as compared to November 26, 2023. E-commerce revenue increased primarily from higher traffic and conversion. The decrease in wholesale channel revenue was driven by lower units sold and the exit of our Denizen business of $53 million.

Europe.  Net revenues in Europe increased on both a reported and organic net revenues basis, with currency translation affecting net revenues favorably by approximately $8 million. Excluding the effects of currency, net revenues increased due to growth in our DTC channel due to expansion in our company-operated stores and higher sales from an additional week in fiscal year 2024. There were 8 more stores in operation as of December 1, 2024, as compared to November 26, 2023. E-commerce revenues increased due to higher online traffic. The increase in DTC channel revenues was partially offset by a decrease in wholesale channel revenues due to lower volumes, as well as the exit from Russia, which included wholesale revenues of approximately $8 million in the prior fiscal year.
Asia.  Net revenues in Asia increased on both reported and organic net revenues basis, with currency translation affecting net revenues unfavorably by approximately $37 million. Excluding the effects of currency, net revenues increased in 2024 in both our DTC and wholesale channels.
In our DTC channel, revenues increased due to strong performance in our company-operated stores as a result of higher selling prices, and strong performance in our e-commerce as a result of higher online traffic. Additionally, store expansion attributed to revenue growth, as there were 40 more stores in operation as of December 1, 2024, as compared to November 26, 2023. Weak store performance in China resulting from lower traffic and lower units sold partially offset these increases. Wholesale channel revenues increased due to higher volume and higher average selling prices, particularly in India and Turkey, partially offset by lower units sold in China.
Other Brands.
•Dockers®.  Net revenues in Dockers decreased on a reported and organic net revenues basis, with currency affecting net revenues unfavorably by approximately $4 million. Excluding the effects of currency, net revenues decreased in 2024 primarily due to lower volume in the U.S. wholesale channel, partially offset by expansion in our DTC channel.
•Beyond Yoga®.  Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis. Net revenues increased in 2024 primarily due to growth in e-commerce and store expansion. Wholesale channel growth was primarily due to higher volume.
Net revenues by channel
Wholesale.  On both a reported and organic net revenues basis, net revenues in our wholesale channel decreased, with currency translation affecting net revenues unfavorably by approximately $19 million. The decrease was primarily driven by the exit of the Denizen® brand, which contributed approximately $53 million to the decline, and lower volumes, primarily in the U.S. and Europe. Additionally, the impact of the exit of the Russia business contributed $8 million to the decline.
DTC (Direct to Consumer).  Net revenues in our DTC channel increased on both a reported and organic net revenues basis, with currency translation affecting net revenues unfavorably by approximately $28 million. The increase was driven by strong performance and expansion in our company-operated stores, as well as e-commerce, and included more sales at full price without discounts or promotions. Additionally, fiscal year 2024 included a 53rd week which resulted in higher sales compared to 2023. Our U.S. DTC business grew 13%. As a percentage of net revenues, DTC comprised 46% of total net revenues.
Levi’s Brands net revenues
Levi’s®. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis, with currency translation affecting net revenues unfavorably by approximately $43 million. The increase was a result of higher revenue in our DTC channel, due to improved store performance and store expansion, and higher e-commerce traffic, partially offset by a decrease in wholesale revenues, primarily in Europe, due to lower volume.
Levi Strauss Signature™. Net revenues for the Levi Strauss Signature™ brand decreased on a reported basis. Currency translation did not have a significant impact on net revenues. The decrease is due to lower units sold.
Denizen®. Net revenues decreased on a reported basis due to the exit of the brand. Currency translation did not have a significant impact on net revenues.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$6,355.3	$6,179.0	2.9%
Cost of goods sold	2,539.4	2,663.3	(4.7)%
Gross profit	$3,815.9	$3,515.7	8.5%
Gross margin	60.0%	56.9%
As compared to the same period in the prior year, currency translation unfavorably impacted gross profit by approximately $27 million. The increase in gross margin was primarily due to lower product costs and favorable channel and brand mix. Additionally currency, including both transaction and translation impacts, unfavorably impacted gross margin by approximately 50 basis points.
Selling, general and administrative expenses
The following table shows SG&A expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues. Effective in the fourth quarter of 2024, distribution related expenses are included as a separate line item called “Distribution” and administrative expenses are included in “Other”. Prior periods were adjusted to reflect the change:

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)	December 1, 2024	November 26, 2023
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,411.4	$1,370.4	3.0%	22.2%	22.2%
Advertising and promotion	453.4	432.9	4.7%	7.1%	7.0%
Distribution	400.2	330.9	20.9%	6.3%	5.4%
Other	981.2	917.7	6.9%	15.4%	14.9%
Total SG&A expenses	$3,246.2	$3,051.9	6.4%	51.1%	49.4%
Currency translation affected SG&A expenses favorably by approximately $15 million as compared to the prior fiscal year offset by the impact of additional expenses associated with the 53rd week.
Selling.  Currency translation impacted selling expenses favorably by approximately $10 million for the year ended December 1, 2024. The increase in selling expenses was primarily due to DTC business expansion in the current fiscal year as compared to the prior fiscal year.
Advertising and promotion.  Currency translation impacted advertising and promotion expense favorably by approximately $2 million for the year ended December 1, 2024. The increase in advertising and promotion expenses was due to increased media spending in 2024, including the REIIMAGINE and Live in Levi’s campaigns, partially offset by expenses associated with the 150th anniversary of the 501® jean campaign in 2023.
Distribution.  Currency translation did not have a significant impact on distribution expenses. The increase in distribution expenses was primarily due to higher spend in support of both our DTC and wholesale businesses, including costs to convert and transition the distribution centers in Dorsten, Germany and Canton, Mississippi to third-party logistics providers’ operations.
Other.  Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation impacted administration expenses favorably by approximately $2 million for the year ended December 1, 2024. The increase in other costs was primarily due to restructuring related charges and additional funding of employee incentive compensation as compared to the prior fiscal year, partially offset by lower impairment charges. During the year ended December 1, 2024 we recognized $54.3 million of restructuring related charges, primarily consisting of consulting fees, in connection with Project Fuel. Incentive compensation increased $12.9 million during the year ended December 1, 2024 compared to the prior fiscal year. We also recognized $11.1 million of impairments related to discontinued technology projects during the year ended December 1, 2024 compared with $49.3 million in charges related to the impairment of capitalized internal-use software during the year ended November 26, 2023, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war.
Restructuring charges, net
During the year ended December 1, 2024, we recognized restructuring charges of $188.7 million related to Project Fuel consisting primarily of severance, post-employment benefits, contract termination charges and asset impairments.
During the years ended November 26, 2023 we recognized restructuring charges of $20.3 million consisting primarily of severance and post-employment benefits related to a restructuring initiative that commenced in 2022.
Goodwill and other intangible asset impairment charges
During the year ended December 1, 2024, we recognized impairment charges of $116.9 million. The impairment charge is composed of $111.4 million related to the Beyond Yoga® acquisition composed of a $36.3 million impairment in goodwill, a $66.0 million impairment in the trademark intangible asset and a $9.1 million impairment in the customer relationship intangible assets. During 2024, the Company appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion. Additionally, we recognized $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
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

Operating income
The following table shows operating income and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding segment net revenues or consolidated net revenues:

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)	December 1, 2024		November 26, 2023
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi's Brands:
Americas	$697.0	$535.3	30.2%	21.8%		17.3%
Europe	319.6	305.0	4.8%	19.8%		19.3%
Asia	134.9	147.2	(8.4)%	12.5%		13.9%
Total Levi's Brands operating income	1,151.5	987.5	16.6%	19.5%		17.2%
Other Brands:
Dockers® operating income (loss)	1.4	(1.1)	*	0.4%		(0.3)%
Beyond Yoga® operating (loss) income	(20.0)	1.0	*	(15.3)%		0.9%
Total Other Brands operating income (loss)	(18.6)	(0.1)	*	(4.1)%		—%
Restructuring charges, net	(188.7)	(20.3)	*	(3.0)%	❖	(0.3)%	❖
Goodwill and other intangible asset impairment charges	(116.9)	(90.2)	(29.6)%	(1.8)%	❖	(1.5)%
Corporate expenses	(563.2)	(523.6)	(7.6)%	(8.9)%	❖	(8.5)%	❖
Total operating income	$264.1	$353.3	(25.2)%	4.2%	❖	5.7%	❖
Operating margin	4.2%	5.7%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful

Currency translation affected total operating income in fiscal year 2024 unfavorably by approximately $12 million as compared to the prior fiscal year.
Levi's Brands operating income.
•Americas.  Currency translation unfavorably affected operating income in the segment by approximately $3 million as compared to the prior fiscal year. The increase in operating income was primarily due to higher gross margin and revenues, as compared to the prior fiscal year, partially offset by higher SG&A expenses.
•Europe.  Currency translation unfavorably affected operating income in the segment by approximately $2 million as compared to the prior fiscal year. Excluding the effects of currency, the increase in operating income was primarily due to an increase in gross margin and revenues, partially offset by higher SG&A expenses as a percent of revenue as compared to the prior fiscal year.
•Asia.  Currency translation unfavorably affected operating income in the segment by approximately $8 million as compared to the prior fiscal year. Excluding the effects of currency, the decrease in operating income was primarily due to higher SG&A expenses, which more than offset higher net revenues and gross margin in the current year as compared to the prior fiscal year.
Other Brands.
•Dockers®.  Currency translation did not have a significant impact for fiscal year 2024. Operating income increased slightly due to higher gross margins, partially offset by lower revenues.

•Beyond Yoga®.  Currency translation did not have a significant impact for fiscal year 2024. The decrease in operating income was primarily due to continued investment in the brand as well as inventory clearing activities which negatively impacted operating income by approximately $9 million.
Restructuring charges, net.  Currency translation did not have a significant impact for fiscal year 2024. During the year ended December 1, 2024, we recognized restructuring charges of $188.7 million related to Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
During the years ended November 26, 2023 we recognized restructuring charges of $20.3 million consisting primarily of severance and post-employment benefits related to a restructuring initiative that commenced in 2022.
Goodwill and other intangible asset impairment charges.  Currency translation did not have a significant impact for fiscal year 2024. During the year ended December 1, 2024, we recognized impairment charges of $116.9 million. The impairment charges primarily consist of $111.4 million related to the Beyond Yoga® acquisition composed of a $36.3 million impairment in goodwill, a $66.0 million impairment in the trademark intangible asset and a $9.1 million impairment in the customer relationship intangible assets. During 2024, the Company appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion. Additionally, we recognized $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
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
Corporate expenses.  Currency translation did not have a significant impact for fiscal year 2024. Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are certain impairment charges, acquisition related charges and other corporate staff costs. Corporate expenses also include costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin.
The increase in corporate expenses for the year ended December 1, 2024 is primarily due to restructuring related expenses, mostly consulting fees, of $54.3 million, in connection with Project Fuel and additional funding of employee incentive compensation, which increased $12.9 million as compared to the prior fiscal year. We also recognized $11.1 million of impairments related to discontinued technology projects during the year ended December 1, 2024 compared with $49.3 million in charges related to the impairment of capitalized internal-use software, net of a $3.9 million gain on the early termination of store leases related to the Russia-Ukraine war during the year ended November 26, 2023.
Operating margin. Currency translation unfavorably affected total operating margin by approximately 10 basis points as compared to the prior year. Compared to fiscal year 2023, consolidated operating income decreased 25.2% to $264.1 million from $353.3 million due to higher gross margin being more than offset by SG&A expenses in the current fiscal year.
Interest expense
Interest expense was $41.8 million for the year ended December 1, 2024, as compared to $45.9 million in the prior fiscal year. The decrease is primarily due to the $200.0 million revolving credit facility paid off in 2023.
Our weighted-average interest rate on average borrowings outstanding for fiscal year 2024 was 4.01%, as compared to 4.20% for fiscal year 2023.
Other (expense) income, net
Other (expense) income, net, primarily consists of foreign exchange management activities and transactions. For the years ended December 1, 2024 and November 26, 2023, we recorded net other expenses of $3.3 million and $42.2 million, respectively. The net expense recognized in fiscal year 2024 was primarily due to $21.9 million of losses on forward foreign exchange contracts, partially offset by $11.8 million of marketable securities gains and $8.2 million of foreign currency transaction gains. The prior fiscal year included $47.8 million of foreign currency transaction losses and the recognition of a pension settlement loss of $19.0 million, partially offset by $24.7 million of gains on forward foreign exchange contracts.

Income tax expense
Income tax expense was $8.4 million for the year ended December 1, 2024, compared to $15.6 million for the prior fiscal year. Our effective income tax rate was 3.8% for the year ended December 1, 2024, compared to 5.9% for the prior fiscal year. The decrease in the effective tax rate in fiscal year 2024 as compared to fiscal year 2023 was primarily driven by an international intellectual property transaction which benefited fiscal year 2024, partially offset by the reduced FDII benefit in the current year. During 2024, the Company completed an intercompany sale of intellectual property between entities based in different tax jurisdictions resulting in net tax benefits of $46.4 million.
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
Our Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Credit Facility”), in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the United States and Canada. The maximum availability under the facility is $1.0 billion, of which $950.0 million is available to us for revolving loans in U.S. Dollars and $50.0 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars. The facility has an accordion feature which, if exercised, can expand the maximum availability to $1.15 billion.
As of December 1, 2024, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $803.0 million, and our total availability of $823.8 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $20.8 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $690.0 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.5 billion. Of our $690.0 million in cash and cash equivalents, approximately $363.8 million was held by foreign subsidiaries.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, payment of taxes resulting from net settlement of shares issued under our 2016 Equity Incentive Plan, as amended to date ("2016 Plan"), and our 2019 Equity Incentive Plan as amended to date (“2019 Plan”), and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

On May 31, 2022, our board of directors approved a share repurchase program that authorizes the repurchase of up to $750 million of our Class A common stock. The previously approved $200 million share repurchase program was completed as of the end of the second quarter of 2022. During fiscal 2024, 4.8 million shares were repurchased for $90.0 million, plus broker's commissions, in the open market. During fiscal 2023, 0.5 million shares were repurchased for $8.1 million, plus broker's commissions, in the open market.
In January 2025, our board of directors declared a cash dividend of $0.13 per share to holders of record of its Class A and Class B common stock at the close of business on February 12, 2025, for a total quarterly dividend of approximately $51 million. In the absence of a dividend policy, we will continue to evaluate and consider declaration of dividends on a quarterly basis and the expectation is that they will grow in line with net income.
Cash requirements for fiscal 2025 are expected to consist primarily of capital expenditures for investments in new stores, distribution capacity and technology. Total capital expenditures for fiscal 2025 are expected to be approximately $260 million. Additionally, we have commitments of approximately $290 million for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium through 2043.
Based on the fair value of our capital stock and the number of shares outstanding as of December 1, 2024, future payments related to shares surrendered for employee tax withholding on the exercise or vesting of outstanding equity awards could range up to approximately $30 million, which could become payable in 2025.
These estimates and projections are based upon assumptions that are inherently subject to significant economic, competitive, legislative and other uncertainties and contingencies, many of which are beyond our control. Accordingly, our actual expenditures and liabilities may be materially higher or lower than the estimates and projections reflected. The inclusion of these projections and estimates should not be regarded as a representation by us that the estimates will prove to be correct.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	December 1, 2024	November 26, 2023

	(Dollars in millions)
Cash provided by operating activities	$898.4	$435.5
Cash used for investing activities	(281.1)	(240.7)
Cash used for financing activities	(319.3)	(214.1)
Cash and cash equivalents as of fiscal year end	690.0	398.8
Cash flows from operating activities
Cash provided by operating activities was $898.4 million for fiscal year 2024, as compared to $435.5 million for fiscal year 2023. The increase in cash provided by operating activities in fiscal year 2024 is primarily driven by higher collections on trade receivables, lower spending on inventory and employee incentives, partially offset by higher spending on SG&A expenses. In addition, the Company has received payments of approximately $87.1 million associated with the transition of our distribution center to a third-party logistics provider during fiscal year 2024.
Cash flows from investing activities
Cash used for investing activities was $281.1 million for fiscal year 2024, as compared to $240.7 million for fiscal year 2023. The increase in cash used for investing activities is due to lower proceeds from short-term investments, higher payments on settlement of forward foreign exchange contracts, and higher payments incurred for business acquisitions during fiscal year 2024, partially offset by lower payments for capital expenditures. See Note 1 to our audited consolidated financial statements included in this report regarding our acquisition of Expofaro S.A.S.
Cash flows from financing activities
Cash used for financing activities was $319.3 million for fiscal year 2024, as compared to $214.1 million for fiscal year 2023. Cash used in 2024 primarily reflects dividend payments of $198.5 million and repurchase of common stock of $90.1 million. Cash used in fiscal year 2023 primarily reflects dividend payments of $190.5 million.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of December 1, 2024, 100% was fixed-rate debt, net of capitalized debt issuance costs. As of December 1, 2024, our required aggregate debt principal payments of $1.0 billion begin in 2027. Short-term borrowings of $5.5 million at various foreign subsidiaries were expected to be either paid over the next 12 months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of December 1, 2024.

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
SG&A expenses excluding acquisition and integration related charges, property, plant, and equipment, right-of-use asset impairment, and early lease terminations, net and restructuring related charges, severance and other, net.

SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income	Adjusted EBIT
Net income excluding income tax expense, interest expense, other expense, net, acquisition and integration related charges, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net, goodwill and other intangible asset impairment charges, restructuring charges, net and restructuring related charges, severance and other, net.

Net income margin	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues.
Net income	Adjusted net income
Net income excluding acquisition and integration related charges, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net, goodwill and other intangible asset impairment charges, restructuring charges, net, restructuring related charges, severance and other, net, and pension settlement loss, adjusted to give effect to the income tax impact of such adjustments.

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

•all of these non-GAAP financial measures exclude acquisition and integration charges, impairment charges and early terminations and restructuring charges, net and restructuring related charges, severance and other, net which can affect our current and future cash requirements;
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

	Year Ended
	December 1, 2024	November 26, 2023

	(Dollars in millions)
Most comparable GAAP measure:
Selling, general and administrative expenses	$3,246.2	$3,051.9

Non-GAAP measure:
Selling, general and administrative expenses	3,246.2	3,051.9
Acquisition and integration related charges(1)	(4.0)	(5.0)
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	(11.1)	(63.4)
Restructuring related charges, severance and other, net(3)	(65.1)	(22.6)
Adjusted SG&A	$3,166.0	$2,960.9

SG&A margin	51.1%	49.4%
Adjusted SG&A margin	49.8%	47.9%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the year ended December 1, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel. For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects.

(3)For the year ended December 1, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million. For the year ended November 26, 2023, restructuring related charges, severance and other, net primarily relates to certain executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, costs associated with the wind-down of the Russia business, including severance of $3.8 million.
Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023

	(Dollars in millions)
Most comparable GAAP measure:
Net income	$210.6	$249.6

Non-GAAP measure:
Net income	210.6	249.6
Income tax expense	8.4	15.6
Interest expense	41.8	45.9
Other expense, net	3.3	42.2
Acquisition and integration related charges(1)	4.0	5.0
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	11.1	63.4
Goodwill and other intangible asset impairment charges(3)	116.9	90.2
Restructuring charges, net(4)	188.7	20.3
Restructuring related charges, severance and other, net(5)	65.1	22.6
Adjusted EBIT	$649.9	$554.8
Depreciation and amortization(6)	192.9	160.8
Adjusted EBITDA	$842.8	$715.6

Net income margin	3.3%	4.0%
Adjusted EBIT margin	10.2%	9.0%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the year ended December 1, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel. For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects.
(3)For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark, $9.1 million related to the Beyond Yoga® customer relationship intangible assets and a $5.5 million goodwill impairment charge related to our footwear business. For the year ended November 26, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(4)For the year ended December 1, 2024, restructuring charges, net includes $188.7 million related to Project Fuel consisting primarily of severance and other post-employment benefit charges, contract terminations and asset impairments. For the year ended November 26, 2023, restructuring charges, net includes $20.3 million consisting primarily of severance and post-employment benefits related to a restructuring initiative that commenced in 2022.
(5)For the year ended December 1, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million. For the year ended November 26, 2023, restructuring related charges, severance and other, net primarily relates to certain executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, and costs associated with the wind-down of the Russia business, including severance of $3.8 million.
(6)Depreciation and amortization for the years ended December 1, 2024 and November 26, 2023 is net of $0.3 million and $0.4 million, respectively, of amortization included in restructuring related charges, severance and other, net.

Adjusted Net Income:
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Net income	$210.6	$249.6

Non-GAAP measure:
Net income	210.6	249.6
Acquisition and integration related charges(1)	4.0	5.0
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	11.1	63.4
Goodwill and other intangible asset impairment charges(3)	116.9	90.2
Restructuring charges, net(4)	188.7	20.3
Restructuring related charges, severance and other, net(5)	61.1	22.6
Pension settlement loss(6)	—	19.0
Tax impact of adjustments(7)	(89.7)	(29.4)
Adjusted net income	$502.7	$440.7

Net income margin	3.3%	4.0%
Adjusted net income margin	7.9%	7.1%
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the year ended December 1, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel. For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, $3.7 million of impairment charges related to other discontinued projects, net of a $3.9 million gain on the early termination of certain store leases in Russia.
(3)For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark, $9.1 million related to the Beyond Yoga® customer relationship intangible assets and a $5.5 million goodwill impairment charge related to our footwear business. For the year ended November 26, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(4)For the year ended December 1, 2024, restructuring charges, net includes $188.7 million related to Project Fuel consisting primarily of severance and other post-employment benefit charges, contract terminations and asset impairments. For the year ended November 26, 2023, restructuring charges, net includes $20.3 million consisting primarily of severance and post-employment benefits related to a restructuring initiative that commenced in 2022.
(5)For the year ended December 1, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million both of which were recorded within Other (expense) income, net. For the year ended November 26, 2023, restructuring related charges, severance and other, net primarily relates to certain executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, and costs associated with the wind-down of the Russia business, including severance of $3.8 million.
(6)For the year ended November 26, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)Tax impact calculated using the annual effective tax rate, excluding the strategic intercompany sale of intellectual property during the fourth quarter of 2024. For the year ended December 1, 2024, the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impacts of the Beyond Yoga® impairment charges and the strategic intercompany sale of intellectual property, the effective tax rate for year ended December 1, 2024 is approximately 24%. For the year ended November 26, 2023, the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga® impairment charges, the effective tax rate for year ended November 26, 2023 is approximately 10%. Refer to Note 17 for more information on the effective tax rate.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Diluted earnings per share	$0.52	$0.62

Non-GAAP measure:
Diluted earnings per share	$0.52	$0.62
Acquisition and integration related charges(1)	0.01	0.01
Property, plant, equipment, right-of-use asset impairment, and early lease terminations, net(2)	0.03	0.16
Goodwill and other intangible asset impairment charges(3)	0.29	0.22
Restructuring charges, net(4)	0.47	0.05
Restructuring related charges, severance and other, net(5)	0.15	0.06
Pension settlement loss(6)	—	0.05
Tax impact of adjustments(7)	(0.22)	(0.07)
Adjusted diluted earnings per share	$1.25	$1.10
_____________
(1)Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)For the year ended December 1, 2024, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel. For the year ended November 26, 2023, property, plant, equipment, right-of-use asset impairment, and early lease terminations, net primarily includes charges of $49.3 million related to the impairment of capitalized internal-use software as a result of the decision to discontinue certain technology projects, $14.3 million of impairment related to certain store assets, primarily in the U.S. and as the result of poor store performance, a $3.9 million gain on the early termination of store leases in Russia, and $3.7 million of impairment related to other discontinued projects.
(3)For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark, $9.1 million related to the Beyond Yoga® customer relationship intangible assets and a $5.5 million goodwill impairment charge related to our footwear business. For the year ended November 26, 2023, goodwill and other intangible asset impairment charges includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(4)For the year ended December 1, 2024, restructuring charges, net includes $188.7 million related to Project Fuel consisting primarily of severance and other post-employment benefit charges, contract terminations and asset impairments. For the year ended November 26, 2023, restructuring charges, net includes $20.3 million consisting primarily of severance and post-employment benefits related to a restructuring initiative that commenced in 2022.
(5)For the year ended December 1, 2024, restructuring related charges, severance, and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million both of which were recorded within Other (expense) income, net. For the year ended November 26, 2023, restructuring related charges, severance and other, net primarily relates to certain executive severance and separation charges of $9.5 million, consulting costs associated with our restructuring initiative of $5.0 million, and costs associated with the wind-down of the Russia business, including severance of $3.8 million.
(6)For the year ended November 26, 2023, the pension settlement relates to the Company purchasing nonparticipating annuity contracts in order to transfer certain retiree liabilities to an insurer, resulting in a one-time settlement charge of $19.0 million.
(7)Tax impact calculated using the annual effective tax rate, excluding the strategic intercompany sale of intellectual property during the fourth quarter of 2024. For the year ended December 1, 2024, the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impacts of the Beyond Yoga® impairment charges and the strategic intercompany sale of intellectual property, the effective tax rate for year ended December 1, 2024 is approximately 24%. For the year ended November 26, 2023, the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impact of the Beyond Yoga® impairment charges, the effective tax rate for year ended November 26, 2023 is approximately 10%. Refer to Note 17 for more information on the effective tax rate.

Adjusted Free Cash Flow:
Adjusted free cash flow, a non-GAAP measure, includes net cash flow from operating activities less purchases of property, plant and equipment. We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe Adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet, invest in future growth and return capital to stockholders.
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

	Year Ended
	December 1, 2024	November 26, 2023

	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$898.4	$435.5
Net cash used for investing activities	(281.1)	(240.7)
Net cash used for financing activities	(319.3)	(214.1)

Non-GAAP measure:
Net cash provided by operating activities	$898.4	$435.5
Purchases of property, plant and equipment	(227.5)	(313.6)
Adjusted free cash flow	$670.9	$121.9

Organic Net Revenues and Constant-Currency:
We report our net revenues in accordance with GAAP, as well as on an organic net revenues basis in order to facilitate period-to-period comparisons of our revenues which excludes the impact of fluctuating foreign currency exchange rates from the change in reported net revenues, net revenues derived from business acquisitions or divestitures impacting the previous 12 months of the reporting date and the estimated impact of any 53rd week. We report our operating results in accordance with GAAP, as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates.
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
We calculate constant-currency amounts by translating local currency amounts in the prior-year period at actual foreign currency exchange rates for the current period. Our constant-currency results do not eliminate the transaction currency impact, which primarily includes the realized and unrealized gains and losses recognized from the measurement and remeasurement of purchases and sales of products in a currency other than the functional currency and of forward foreign exchange contracts.
We believe disclosure of organic net revenues and Adjusted EBIT constant-currency, Adjusted EBIT Margin constant-currency and Adjusted Net Income constant-currency results is helpful to investors because it facilitates period-to-period comparisons of our results by increasing the transparency of our underlying performance by excluding the impact of fluctuating foreign currency exchange rates. However, organic net revenues and constant-currency results are non-GAAP financial measures and are not meant to be considered in isolation or as a substitute for comparable measures prepared in accordance with GAAP. Organic net revenues and constant-currency results have no standardized meaning prescribed by GAAP, are not prepared under any comprehensive set of accounting rules or principles and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. Organic net revenues and constant-currency results have limitations in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)

	(Dollars in millions)
Total revenues
As reported	$6,355.3	$6,179.0	2.9%
Impact of foreign currency exchange rates	—	(47.2)
Impact of 53rd week	(84.5)	—
Net revenues from Denizen divestiture	(33.2)	(86.2)
Net revenues from Footwear category divestiture	(63.2)	(61.3)
Organic net revenues	$6,174.4	$5,984.3	3.2%

Americas
As reported	$3,200.6	$3,086.9	3.7%
Impact of foreign currency exchange rates	—	(14.3)
Impact of 53rd week	(56.0)	—
Net revenues from Denizen divestiture	(33.2)	(86.2)
Organic net revenues - Americas	$3,111.4	$2,986.4	4.2%

Europe
As reported	$1,617.9	$1,579.5	2.4%
Impact of foreign currency exchange rates	—	8.4
Impact of 53rd week	(20.4)	—
Net revenues from Footwear category divestiture	(63.2)	(61.3)
Organic net revenues - Europe	$1,534.3	$1,526.6	0.5%

Asia
As reported	$1,082.4	$1,059.7	2.1%
Impact of foreign currency exchange rates	—	(37.0)
Organic net revenues - Asia	$1,082.4	$1,022.7	5.8%

Other Brands
As reported	$454.4	$452.9	0.3%
Impact of foreign currency exchange rates	—	(4.3)
Impact of 53rd week	(8.0)	—
Organic net revenues - Other Brands	$446.4	$448.6	(0.5)%

Dockers®
As reported	$323.3	$336.9	(4.0)%
Impact of foreign currency exchange rates	—	(4.3)
Impact of 53rd week	(6.1)	—
Organic net revenues - Dockers®	$317.2	$332.6	(4.6)%

Beyond Yoga®
As reported	$131.1	$116.0	13.0%
Impact of 53rd week	(1.9)	—
Organic net revenues - Beyond Yoga®	$129.2	$116.0	11.4%
The table below sets forth the calculation of net revenues by channel on an organic net revenue basis for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)

	(Dollars in millions)
Total net revenues
As reported	$6,355.3	$6,179.0	2.9%
Impact of foreign currency exchange rates	—	(47.2)
Impact of 53rd week	(84.5)	—
Net revenues from Denizen divestiture	(33.2)	(86.2)
Net revenues from Footwear category divestiture	(63.2)	(61.3)
Organic net revenues	$6,174.4	$5,984.3	3.2%

Wholesale
As reported	$3,431.5	$3,550.9	(3.4)%
Impact of foreign currency exchange rates	—	(18.9)
Impact of 53rd week	(45.8)	—
Net revenues from Denizen divestiture	(33.2)	(86.2)
Net revenues from Footwear category divestiture	(63.2)	(61.3)
Organic net revenues - Wholesale	$3,289.3	$3,384.5	(2.8)%

DTC
As reported	$2,923.8	$2,628.1	11.3%
Impact of foreign currency exchange rates	—	(28.3)
Impact of 53rd week	(38.7)	—
Organic net revenues - DTC	$2,885.1	$2,599.8	11.0%

The table below sets forth the calculation of net revenues by brand on an organic net revenue basis for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)

	(Dollars in millions)
Total Levi’s Brands net revenues
As reported	$5,900.9	$5,726.1	3.1%
Impact of foreign currency exchange rates	—	(42.9)
Impact of 53rd week	(76.5)	—
Net revenues from Denizen divestiture	(33.2)	(86.2)
Net revenues from Footwear category divestiture	(63.2)	(61.3)
Organic net revenues	$5,728.0	$5,535.7	3.5%

Levi’s®
As reported	$5,641.8	$5,403.4	4.4%
Impact of foreign currency exchange rates	—	(42.9)
Impact of 53rd week	(76.5)	—
Net revenues from Footwear category divestiture	(63.2)	(61.3)
Organic net revenues - Levi’s®	$5,502.1	$5,299.2	3.8%

Levi Strauss SignatureTM
As reported	$225.9	$236.5	(4.5)%
Organic net revenues - Levi Strauss SignatureTM	$225.9	$236.5	(4.5)%

Denizen®
As reported	$33.2	$86.2	(61.5)%
Net revenues from Denizen divestiture	$(33.2)	$(86.2)
Organic net revenues - Denizen®	$—	$—	*
_____________
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT Margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)

	(Dollars in millions)
Adjusted EBIT(1)	$649.9	$554.8	17.1%
Impact of foreign currency exchange rates	—	(11.9)	*
Constant-currency Adjusted EBIT	$649.9	$542.9	19.7%

Adjusted EBIT margin	10.2%	9.0%	13.3%
Impact of foreign currency exchange rates	—	(0.1)%	*
Constant-currency Adjusted EBIT margin(2)	10.2%	8.9%	14.6%
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

	Year Ended
	December 1, 2024	November 26, 2023	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$502.7	$440.7	14.1%
Impact of foreign currency exchange rates	—	(5.3)	*
Constant-currency Adjusted net income	$502.7	$435.4	15.5%
Constant-currency Adjusted net income margin(2)	7.9%	7.1%

Adjusted diluted earnings per share	$1.25	$1.10	13.6%
Impact of foreign currency exchange rates	—	(0.02)	*
Constant-currency adjusted diluted earnings per share	$1.25	$1.08	15.7%
_____________
(1)Adjusted net income is reconciled from net income which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

Revenue Impact of Divestitures:
In order to provide visibility regarding the anticipated financial impact of the footwear and Denizen® divestitures, the Company has provided additional information within the supplemental table below, which includes net revenues reflected in the 2024 results from our footwear business and the Denizen® brand. We believe providing the following information is useful to investors to better understand the impact of the discontinuation to the Company's future business.

	Year Ended December 1, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full-Year

	(Dollars in millions)
Footwear(1)	$16.6	$11.7	$20.4	$14.5	$63.2
Denizen®(2)	14.5	10.0	3.2	5.5	33.2
_____________
(1)In the first quarter of 2024 the Company decided to discontinue its wholesale footwear business which operates within our Europe segment. The business will continue winding down operations through fiscal year 2025.
(2)In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand, which is sold through wholesale accounts in the United States within our Americas segment. The business will continue winding down operations through fiscal year 2025.

In addition, in the fourth quarter of 2024 we announced we are undertaking an evaluation of strategic alternatives to the global Dockers® business, including a potential sale or other strategic transactions. The supplemental table below includes Dockers® net revenues reflected in the 2024 results.

	Year Ended December 1, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full-Year

	(Dollars in millions)
Dockers®	$77.4	$82.4	$73.7	$89.8	$323.3

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
Sales returns and allowances.  Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. We recognize allowances for estimated returns in the period in which the related sale is recorded. These estimates are calculated based on a history of actual returns, estimated future returns and information regarding retailer inventory levels. In addition, allowances for estimated returns may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. We recognize allowances for estimated discounts, retailer promotions and other similar incentives at the later of the period in which the related sale is recorded or the period in which the sales incentive is offered to the customer. These estimates are calculated using the most likely amount method. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific customer and product-specific facts and circumstances related to the current period. The determination of sales allowances is considered a critical accounting estimate because significant judgment is required to estimate sales volume and demand. Actual allowances may differ from estimates due to changes in sales volume based on wholesale customer or consumer demand and changes in customer and product-specific circumstances.
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
When testing goodwill and indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For goodwill, if necessary, we perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For indefinite-lived intangible assets, if necessary, we perform a quantitative impairment test by comparing the fair value of the asset with the asset's carrying amount and record an impairment charge for the difference between the fair value and carrying amount of the indefinite-lived intangible asset. For fiscal 2024, we elected to perform a qualitative assessment for the goodwill in certain of our reporting units and certain indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors, as of the test date, to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.
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
The Beyond Yoga® reporting unit assets and liabilities, including the intangible assets, were established in the fourth quarter of 2021 at the fair value on the acquisition date. Based on the annual assessment in 2024, the carrying values of the reporting unit, trademark intangible asset, and customer relationship intangible assets exceeded their estimated fair values, resulting in impairment charges being taken for the carrying values of the reporting unit, trademark intangible asset, and customer relationship intangible assets to approximate their respective approximate fair values. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the reporting unit, the intangible assets, or both might continue to decline and lead to additional impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability. Given that carrying value approximates fair value, if profitability trends decline over time from those that are expected, it is possible that an interim test, or our annual impairment test, could result in additional impairment of the related assets. Our other reporting units and intangible assets, primarily related to the 1985 acquisition of the Company by Levi Strauss Associates Inc., had substantial fair value in excess of carrying value.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets, see Note 1: Significant Accounting Policies - Goodwill and Intangible Assets. For further discussion of the impairment charges taken in 2023, see Note 3: Goodwill and Other Intangible Assets.
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
Our foreign exchange risk management activities are governed by a foreign exchange risk management policy approved by our Treasury committee. Members of our Treasury committee, comprising of a group of our senior financial executives, review our foreign exchange activities in support of monitoring our compliance with policy. The operating policies and guidelines outlined in the foreign exchange risk management policy provide a framework that allows for a managed approach to the management of currency exposures while ensuring the activities are conducted within established parameters. Our policy includes guidelines for the organizational structure of our treasury risk management function and for internal controls over foreign exchange risk management activities, including various measurements for monitoring compliance. We monitor foreign exchange risk and related derivatives using different techniques, including a review of market value, sensitivity analysis and a value-at-risk model. We use the market approach to estimate the fair value of our foreign exchange derivative contracts.
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of December 1, 2024, we had forward foreign exchange contracts, of which $756.1 million were contracts to buy and $618.4 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2026.
As of November 26, 2023, we had forward foreign exchange contracts to buy $946.3 million and to sell $741.1 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2025.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of December 1, 2024 and November 26, 2023. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2026.

	As of December 1, 2024			As of November 26, 2023
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value

	(Dollars in millions)
Currency
Australian Dollar	0.66	$(15.3)	$0.4	0.67	$4.2	$0.7
Brazilian Real	5.17	5.2	0.8	5.21	5.1	(0.2)
Canadian Dollar	1.40	15.6	(0.2)	1.34	7.2	0.2
Swiss Franc	0.87	(29.0)	—	0.88	(19.1)	0.1
Chilean Peso	987.10	11.2	(0.1)	916.55	12.0	(0.4)
Czech Koruna	23.82	(2.3)	—	22.64	(1.0)	—
Danish Krone	7.01	(2.1)	—	6.85	(1.6)	—
Euro	1.09	(15.8)	5.0	1.10	62.5	5.5
British Pound Sterling	1.23	84.3	(3.2)	1.22	135.7	(2.0)
Hong Kong Dollar	7.77	3.7	—	7.80	2.8	—
Hungarian Forint	387.99	(3.9)	—	351.37	(4.8)	—
Japanese Yen	140.72	28.3	1.2	133.60	34.0	1.7
South Korean Won	—	—	—	1,299.63	—	—
Mexican Peso	20.61	76.7	4.1	18.14	(20.3)	(1.0)
Norwegian Krone	11.12	(1.9)	—	10.93	(1.4)	—
New Zealand Dollar	0.59	(5.8)	—	0.60	(5.4)	0.1
Polish Zloty	4.12	(6.3)	—	4.03	(0.9)	—
Swedish Krona	10.91	(4.7)	—	10.36	(3.9)	—
Total		$137.9	$8.0		$205.1	$4.7

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of December 1, 2024							As of November 26, 2023 Total
	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total

	(Dollars in millions)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500.0	$500.0	$500.0
Average Interest Rate	—	—	—	—	—	3.50%	3.50%	3.50%
Fixed Rate (Euro 475 million)	—	—	500.9	—	—	—	500.9	517.8
Average Interest Rate	—	—	3.375%	—	—	—	3.375%	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$500.9	$—	$—	$500.0	$1,000.9	$1,017.8
______________
(1)Excluded from this table are other short-term borrowings of $5.5 million as of December 1, 2024, consisting of term loans and revolving credit facilities at various foreign subsidiaries which we expect to either pay over the next 12 months or refinance at the end of their applicable terms. Of the $5.5 million, $1.6 million was fixed-rate debt and $3.9 million was variable-rate debt

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of December 1, 2024 and November 26, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 1, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 1, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 1, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 1, 2024 and November 26, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 1, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill and Trademark Impairment Assessments - Beyond Yoga
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated balances of goodwill and trademarks were $277.6 million and $177.9 million, respectively, as of December 1, 2024, of which $11.9 million and $135.1 million, respectively, relate to Beyond Yoga. Management tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount of the assets may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all reporting units and indefinite-lived assets except Beyond Yoga, which is performed in the third quarter. During the third quarter of 2024, as part of the annual impairment assessment, management performed a single step quantitative impairment test for Beyond Yoga by comparing the fair value of the reporting unit and trademark with their carrying amount and recorded an impairment charge for the amount that the carrying amount exceeded the fair value. As part of the annual impairment assessment, management concluded the carrying values of the Beyond Yoga reporting unit and trademark exceeded their respective estimated fair values by $36.3 million and $66.0 million, which were recorded as noncash impairment charges to goodwill and the trademark, respectively. Management assessed the fair value of the Beyond Yoga reporting unit using the discounted cash flow method under the income approach, and the significant assumptions used in the assessment of the reporting unit include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value, and a discount rate. The estimated fair value of the Beyond Yoga trademark was determined using the relief-from-royalty method, and the significant assumptions used in the assessment of the trademark include revenue growth rates, a discount rate, and a royalty rate.
The principal considerations for our determination that performing procedures relating to the annual goodwill and trademark impairment assessments for Beyond Yoga is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit and trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates for the reporting unit, and revenue growth rates and royalty rate for the trademark; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and trademark impairment assessments for Beyond Yoga. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting unit and trademark; (ii) evaluating the appropriateness of the discounted cash flow and relief-from-royalty methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates for the reporting unit, and revenue growth rates and royalty rate for the trademark. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Beyond Yoga brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and relief-from-royalty methods and (ii) the reasonableness of the royalty rate assumption.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 29, 2025
We have served as the Company’s auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 1, 2024	November 26, 2023

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$690.0	$398.8
Trade receivables, net	710.0	752.7
Inventories	1,239.4	1,290.1
Other current assets	211.7	196.0
Total current assets	2,851.1	2,637.6
Property, plant and equipment, net	698.7	680.7
Goodwill	277.6	303.7
Other intangible assets, net	196.6	267.6
Deferred tax assets, net	798.5	729.5
Operating lease right-of-use assets, net	1,088.6	1,033.9
Other non-current assets	464.4	400.6
Total assets	$6,375.5	$6,053.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$663.4	$567.9
Accrued salaries, wages and employee benefits	234.2	214.9
Accrued sales returns and allowances	193.4	189.8
Short-term operating lease liabilities	253.3	245.5
Other accrued liabilities	666.2	569.4
Total current liabilities	2,010.5	1,787.5
Long-term debt	994.0	1,009.4
Postretirement medical benefits	30.8	33.6
Pension liabilities	112.8	111.1
Long-term employee related benefits	110.0	102.2
Long-term operating lease liabilities	960.5	913.1
Other long-term liabilities	186.4	50.3
Total liabilities	4,405.0	4,007.2

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized; 103,984,741 shares and 102,104,670 shares issued and outstanding as of December 1, 2024 and November 26, 2023, respectively; and 422,000,000 Class B shares authorized, 291,411,568 shares and 295,243,353 shares issued and outstanding, as of December 1, 2024 and November 26, 2023, respectively	0.4	0.4
Additional paid-in capital	732.6	686.7
Accumulated other comprehensive loss	(434.5)	(390.9)
Retained earnings	1,672.0	1,750.2
Total stockholders’ equity	1,970.5	2,046.4
Total liabilities and stockholders’ equity	$6,375.5	$6,053.6
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions, except per share amounts)
Net revenues	$6,355.3	$6,179.0	$6,168.6
Cost of goods sold	2,539.4	2,663.3	2,619.8
Gross profit	3,815.9	3,515.7	3,548.8
Selling, general and administrative expenses	3,246.2	3,051.9	2,881.6
Restructuring charges, net	188.7	20.3	9.1
Goodwill and other intangible asset impairment charges	116.9	90.2	11.6
Operating income	264.1	353.3	646.5
Interest expense	(41.8)	(45.9)	(25.7)
Other (expense) income, net	(3.3)	(42.2)	28.8
Income before income taxes	219.0	265.2	649.6
Income tax expense	8.4	15.6	80.5
Net income	$210.6	$249.6	$569.1
Earnings per common share:
Basic	$0.53	$0.63	$1.43
Diluted	$0.52	$0.62	$1.41
Weighted-average common shares outstanding:
Basic	398,233,739	397,208,535	397,341,137
Diluted	402,368,603	401,723,167	403,844,782

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Net income	$210.6	$249.6	$569.1
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	15.3	34.6	22.1
Derivative instruments	42.2	(61.0)	36.1
Foreign currency translation (losses) gains	(99.4)	66.2	(65.0)
Unrealized gains (losses) on marketable securities	—	0.8	(0.7)
Available-for-sale security adjustments	—	—	(19.9)
Total other comprehensive (loss) income, before related income taxes	(41.9)	40.6	(27.4)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(1.7)	(9.8)	3.0
Comprehensive income, net of income taxes	$167.0	$280.4	$544.7

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

		(Shares and Dollars in millions)
Balance at November 28, 2021	399.8	$0.4	$584.8	$1,474.9	$(394.4)	$1,665.7
Net income	—	—	—	569.1	—	569.1
Other comprehensive loss, net of tax	—	—	—	—	(24.4)	(24.4)
Stock-based compensation and dividends, net	2.2	—	60.8	(0.1)	—	60.7
Employee stock purchase plan	0.5	—	9.0	—	—	9.0
Repurchase of common stock	(8.8)	—	—	(173.1)	—	(173.1)
Tax withholdings on equity awards	—	—	(29.0)	—	—	(29.0)
Adjustment of accumulated other comprehensive gain to retained earnings for available-for-sale securities	—	—	—	2.9	(2.9)	—
Cash dividends paid ($0.44 per share)	—	—	—	(174.3)	—	(174.3)
Balance at November 27, 2022	393.7	0.4	625.6	1,699.4	(421.7)	1,903.7
Net income	—	—	—	249.6	—	249.6
Other comprehensive income, net of tax	—	—	—	—	30.8	30.8
Stock-based compensation and dividends, net	3.5	—	74.6	(0.2)	—	74.4
Employee stock purchase plan	0.6	—	9.0	—	—	9.0
Repurchase of common stock	(0.5)	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	—	(22.5)	—	—	(22.5)
Cash dividends paid ($0.48 per share)	—	—	—	(190.5)	—	(190.5)
Balance at November 26, 2023	397.3	0.4	686.7	1,750.2	(390.9)	2,046.4
Net income	—	—	—	210.6	—	210.6
Other comprehensive loss, net of tax	—	—	—	—	(43.6)	(43.6)
Stock-based compensation and dividends, net	2.5	—	62.8	(0.2)	—	62.6
Employee stock purchase plan	0.4	—	7.8	—	—	7.8
Repurchase of common stock	(4.8)	—	—	(90.1)	—	(90.1)
Tax withholdings on equity awards	—	—	(24.7)	—	—	(24.7)
Cash dividends paid ($0.50 per share)	—	—	—	(198.5)	—	(198.5)
Balance at December 1, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$210.6	$249.6	$569.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193.2	165.3	158.9
Goodwill and other intangible asset impairment	116.9	90.2	11.6
Property, plant, equipment and right-of-use asset impairment, and gain/loss on early lease terminations, net	22.3	66.4	26.2
Stock-based compensation	62.8	74.4	60.8
Benefit from deferred income taxes	(91.1)	(104.3)	(59.8)
Other, net	33.2	2.4	11.6
Net change in operating assets and liabilities	350.5	(108.5)	(550.3)
Net cash provided by operating activities	898.4	435.5	228.1
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(227.5)	(313.6)	(267.1)
Payments for business acquisition	(34.4)	(12.1)	—
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting	(17.4)	16.1	12.4
Payments to acquire short-term investments	—	—	(72.8)
Proceeds from sale, maturity and collection of short-term investments	—	70.8	93.0
Other investing activities, net	(1.8)	(1.9)	(1.2)
Net cash used for investing activities	(281.1)	(240.7)	(235.7)
Cash Flows from Financing Activities:
Proceeds from senior revolving credit facility	—	200.0	404.0
Repayments of senior revolving credit facility	—	(200.0)	(404.0)
Repurchase of common stock	(90.1)	(8.1)	(175.7)
Tax withholdings on equity awards	(24.7)	(22.5)	(29.0)
Dividend to stockholders	(198.5)	(190.5)	(174.3)
Other financing activities, net	(6.0)	7.0	13.6
Net cash used for financing activities	(319.3)	(214.1)	(365.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.8)	(11.5)	(7.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	291.2	(30.8)	(380.7)
Beginning cash and cash equivalents	398.8	429.6	810.3
Ending cash and cash equivalents	$690.0	$398.8	$429.6

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$65.4	$59.6	$93.3

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38.2	$42.8	$37.5
Cash paid for income taxes during the period, net of refunds	102.3	89.3	129.3
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, jackets, and related accessories, for men, women and children around the world under the Levi’s®, Levi Strauss Signature™, Denizen®, Dockers® and Beyond Yoga® brands. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. In the fourth quarter of 2024 we announced we are undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions.
The Company operates its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands. The Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries are prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated.
The Company’s fiscal year ends on the Sunday that is closest to November 30 of that year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal year 2024 was a 53-week year, ending on December 1, 2024, and fiscal years 2023 and 2022 were 52-week years, ending on November 26, 2023 and November 27, 2022, respectively. Each quarter of fiscal years 2024, 2023 and 2022 consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2024 which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
Expofaro S.A.S Distributor Acquisition
In the second quarter of 2024 the Company acquired all operating assets related to Levi’s® brands from Expofaro S.A.S, the Company’s former distributor in Colombia, for $31.9 million in cash. This includes 40 Levi’s® retail stores and one e-commerce site, distribution with the country’s multi-brand retailers, and the logistical operations within these markets. The total fair value of assets acquired was $31.9 million and included goodwill, inventory, intangible and fixed assets. The goodwill and definite-lived intangible assets recognized as a result of the acquisition were $15.9 million and $10.3 million, respectively.
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
The Company’s outstanding payment obligations under this program were $152.2 million as of December 1, 2024 and $113.4 million as of November 26, 2023.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Accounts Receivable, Net
The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. The allowance for credit losses was $5.7 million as of both December 1, 2024 and November 26, 2023.
Inventory Valuation
Inventory is almost entirely finished goods. The Company values inventories at the lower of cost or net realizable value. Inventory cost is determined using the first-in first-out method. The Company includes product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating its remaining manufacturing facilities, including the related depreciation expense, in the cost of inventories. The Company determines inventory net realizable value by estimating expected selling prices based on the Company's historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.
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
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement on a straight-line basis, typically a three to seven year period. Capitalized amounts related to such arrangements are recorded within other current assets and other non-current assets in the consolidated balance sheets.
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
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Operating Leases
The Company primarily leases retail store space, certain distribution and warehouse facilities, office space and equipment. The Company determines if an arrangement is or contains a lease at inception and begins recording lease activity at the commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the asset. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. Incremental borrowing rates are used to determine the present value of future lease payments unless the implicit rate is readily determinable. Incremental borrowing rates reflect the rate the lessee would pay to borrow on a secured basis an amount equal to the lease payments and incorporates the term and economic environment of the lease. ROU assets include amounts for scheduled rent increases and are reduced by the amount of lease incentives. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options. Certain lease agreements include variable lease payments, which are based on a percent of retail sales over specified levels or adjust periodically for inflation as a result of changes in a published index, primarily the Consumer Price Index.
The Company has elected to account for lease and non-lease components together as a single lease component in the measurement of ROU assets and lease liabilities. Variable lease payments are not included in the measurement of ROU assets and lease liabilities.
For leases with a lease term of 12 months or less, fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheet. See Note 12 for further discussion of the Company's leases.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of December 1, 2024 and November 26, 2023.
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
The grant date fair value of the Company's stock appreciation right awards is estimated using the Black-Scholes valuation model. The grant date fair value of the Company's service based restricted stock units (“RSUs”) and non-market based performance RSUs is determined based on the fair value of the Company's common stock on the date of grant, adjusted to reflect the absence of dividend equivalents during vesting. The grant date fair value of the Company's market-based performance RSUs is estimated using a Monte Carlo simulation valuation model.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Compensation expense for performance based RSUs is recognized over the requisite service period when attainment of the performance goal is deemed probable, net of estimated forfeitures. Compensation expense for market-based RSUs, net of estimated forfeitures, is recognized over the requisite service period regardless of whether, and the extent to which, the market condition is ultimately satisfied. For RSU awards with cliff vesting terms, compensation expense is recognized on a straight-line basis. For awards granted to retirement-eligible employees, or employees who will become retirement-eligible prior to the end of the awards' respective stated vesting periods, the related stock-based compensation expense is recognized on an accelerated basis over a term commensurate with the period that the employee is required to provide service in order to vest in the award.
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
Share Repurchases
On May 31, 2022, the board of directors of the Company approved a share repurchase program that authorizes the repurchase of up to $750 million of the Company's Class A common stock. The previously approved $200 million share repurchase program was completed as of the end of the second quarter of 2022. During fiscal 2024, 4.8 million shares were repurchased for $90.0 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.64 per share. During fiscal 2023, 0.5 million shares were repurchased for $8.1 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $17.97 per share.
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
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Revenue transactions generally comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or DTC channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. Transfer of control passes to wholesale customers upon shipment or upon receipt depending on the agreement with the customer. Within the Company's DTC channel, control generally transfers to the customer at the time of sale within company-operated retail stores and upon delivery to the customer with respect to e-commerce transactions.
Payment terms for wholesale transactions depend on the country of sale or agreement with the customer, and payment is generally required after shipment or receipt by the wholesale customer. Payment is due at the time of sale for retail store and e-commerce transactions.
Net sales to the Company's ten largest customers for fiscal year 2024, fiscal year 2023, and fiscal year 2022, totaled 26%, 28% and 31% of net revenues for those fiscal years, respectively. No customer represented 10% or more of net revenues in any of these years.
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For fiscal years 2024, 2023 and 2022, total advertising expense was $453.4 million, $432.9 million and $463.7 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $400.2 million, $330.9 million and $304.7 million for fiscal years 2024, 2023 and 2022, respectively.
Reclassification
Certain amounts on the consolidated income statements and statements of cash flows have been conformed to the December 1, 2024 presentation.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Fourth Quarter 2028
•In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 2: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

	December 1, 2024	November 26, 2023

	(Dollars in millions)

Land	$7.5	$8.4
Buildings and leasehold improvements	568.3	551.9
Machinery and equipment	633.2	551.8
Capitalized internal-use software	798.1	683.3
Assets held for sale	19.7	—
Construction in progress	11.9	168.0
Subtotal	2,038.7	1,963.4
Accumulated depreciation	(1,340.0)	(1,282.7)
Property, plant & equipment, net	$698.7	$680.7
Depreciation expense for the years ended December 1, 2024, November 26, 2023, and November 27, 2022, was $188.4 million, $160.9 million and $154.6 million, respectively.
During fiscal year 2024 in connection with Project Fuel, the Company recorded $11.1 million in charges related to the impairment of capitalized internal-use software as a result of discontinued technology projects, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income, and $7.6 million in impairment charges related to a distribution center closure, which was recorded in “Restructuring charges, net” in the consolidated statements of income. During fiscal year 2023 the Company recorded $49.3 million in charges related to the impairment of other property and equipment, primarily within capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income. Additionally, $20.5 million of charges were recognized, related to the impairment of buildings and leasehold improvements and machinery and equipment, of which $14.3 million was due to the impairment of certain store assets primarily driven by lower than average store performance for certain concept stores in the U.S, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income. During fiscal year 2022 the Company recorded $6.4 million in charges primarily related to the impairment of certain long-lived assets as a result of the Russia-Ukraine war, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended December 1, 2024 and November 26, 2023, were as follows:

	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 27, 2022
Goodwill	$229.5	$21.3	$2.9	$123.6	$377.3
Accumulated impairment losses	—	(11.6)	—	—	(11.6)
	$229.5	$9.7	$2.9	$123.6	$365.7
Impairment losses(2)	—	—	—	(75.4)	(75.4)
Goodwill acquired during the year	1.1	10.8	—	—	11.9
Foreign currency fluctuation	1.1	0.5	(0.1)	—	1.5
Balance, November 26, 2023
Goodwill	231.7	32.6	2.8	123.6	390.7
Accumulated impairment losses	—	(11.6)	—	(75.4)	(87.0)
	$231.7	$21.0	$2.8	$48.2	$303.7
Impairment losses(3)	—	(5.5)	—	(36.3)	(41.8)
Goodwill acquired during the year(4)	15.9	5.0	—	—	20.9
Foreign currency fluctuation	(4.9)	(0.4)	0.1	—	(5.2)
Balance, December 1, 2024
Goodwill	242.7	37.2	2.9	123.6	406.4
Accumulated impairment losses	—	(17.1)	—	(111.7)	(128.8)
Balance, December 1, 2024	$242.7	$20.1	$2.9	$11.9	$277.6
_____________
(1)Comprised of the Beyond Yoga® reporting unit goodwill only.
(2)For the year ended November 26, 2023 the Company recorded a Beyond Yoga® goodwill noncash impairment charge of $75.4 million.
(3)For the year ended December 1, 2024 the Company recorded a $5.5 million goodwill noncash impairment charge related to our footwear business as a result of the decision to discontinue the category and a Beyond Yoga® goodwill noncash impairment charge of $36.3 million.
(4)For the year ended December 1, 2024 the Company recorded goodwill of $15.9 million in connection with the acquisition of all operating assets related to Levi’s® brands from Expofaro S.A.S., the Company’s former distributor in Colombia.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Other intangible assets, net, were as follows:

	December 1, 2024			November 26, 2023
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks(1)	$177.9	$—	$177.9	$243.9	$—	$243.9
Amortized intangible assets:
Customer relationships and other(2)	37.6	(18.9)	18.7	38.3	(14.6)	23.7
Total	$215.5	$(18.9)	$196.6	$282.2	$(14.6)	$267.6
_____________
(1)For the year ended December 1, 2024 the Company recorded a Beyond Yoga® trademark noncash impairment charge of $66.0 million based on a Level 3 fair value of $135.1 million.
For the year ended November 26, 2023 the Company recorded a Beyond Yoga® trademark noncash impairment charge of $14.8 million based on a Level 3 fair value of $201.1 million.
(2)For the year ended December 1, 2024 the Company recorded a Beyond Yoga® customer relationship intangible assets noncash impairment charge of $9.1 million based on a Level 3 fair value of $9.7 million.

2024 Impairment Testing
During the fourth quarter of 2024, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. The assessments did not determine that it was more-likely-than-not that the fair values of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
During the third quarter of 2024, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite-lived trademark intangible assigned to the Beyond Yoga® reporting unit and performed impairment tests on the related customer relationship intangible assets. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.
The Company assessed the fair value of the Beyond Yoga® reporting unit as of the test date, May 27, 2024, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. As a result of this assessment, the Company concluded that the carrying value of the Beyond Yoga® reporting unit exceeded the estimated fair value by $36.3 million, which was recorded as a noncash impairment charge to goodwill.
Prior to the assessment of the reporting unit, the Company concluded that the carrying values of the trademark and customer relationship intangible assets exceeded their estimated fair values. The trademark fair value was determined using the relief-from-royalty method to utilize the discounted projected future cash flows. Based on this assessment, the Company recorded a $66.0 million noncash impairment charge related to the Beyond Yoga® trademark. The customer relationship intangible assets fair values were determined using the multi-period excess earnings and distributor methods under the income approach. Based on these assessments, the Company recorded a $9.1 million noncash impairment charge related to the customer relationship intangible assets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Total impairment charges for the year ended December 1, 2024 were $111.4 million and were recorded within “Goodwill and other intangible asset impairment charges” on the consolidated statements of income. During 2024, the Company appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion, resulting in an adverse impact on expected cash flows.
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
During the third quarter of 2023, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite-lived intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Beyond Yoga® reporting unit as of the test date, May 29, 2023, using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The significant assumptions used in the assessment of the reporting unit include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. As a result of this assessment, the Company concluded that the carrying value of the Beyond Yoga® reporting unit exceeded the estimated fair value by $75.4 million, which was recorded as a noncash impairment charge to goodwill.
Prior to the assessment of the reporting unit, the Company concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined using the relief-from-royalty method. The significant assumptions used in the assessment of the trademark intangible asset include revenue growth rates, a discount rate and a royalty rate. Based on this assessment, the Company recorded a $14.8 million noncash impairment charge related to the Beyond Yoga® trademark.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Total impairment charges for the year ended November 26, 2023 were $90.2 million and were recorded within “Goodwill and other intangible asset impairment charges” on the consolidated statements of income. The impairment is due to incremental investments in the brand and team, and disciplined expansion in response to the current macroeconomic conditions, resulting in an adverse impact on expected cash flows, as well as an increase in discount rates.
2022 Impairment Testing
In the second quarter of 2022, as a result of the Russia-Ukraine crisis, the Company reviewed the goodwill assigned to its Russia business for impairment and recorded $11.6 million of non-cash impairment charges within Goodwill and other intangible impairment charges on the consolidated statements of income.
For 2022, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. For certain of our reporting units and indefinite-lived intangible assets, including Beyond Yoga®, a quantitative assessment was performed during the third and fourth quarters of 2022. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The assessments did not determine that it was more-likely-than-not that the fair value of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
Amortization Expense
Customer relationships and other are amortized over five to eleven years. Amortization expense for the years ended December 1, 2024, November 26, 2023 and November 27, 2022 was $4.8 million, $4.4 million and $4.3 million, respectively.

Estimated amortization expense for each of the next five years is as follows:

December 1, 2024

(Dollars in millions)
2025	$3.5
2026	3.3
2027	2.5
2028	2.5
2029	2.5
Thereafter	4.4
Total	$18.7

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	December 1, 2024			November 26, 2023
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$95.4	$95.4	$—	$78.7	$78.7	$—
Derivative instruments(3)	17.6	—	17.6	13.8	—	13.8
Total	$113.0	$95.4	$17.6	$92.5	$78.7	$13.8
Financial liabilities carried at fair value
Derivative instruments(3)	9.5	—	9.5	9.1	—	9.1
Total	$9.5	$—	$9.5	$9.1	$—	$9.1
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of marketable equity securities. See Note 8 for more information on Rabbi trust assets.
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	December 1, 2024		November 26, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$502.5	$498.1	$518.3	$500.2
3.50% senior notes due 2031(1)	499.6	440.8	498.7	407.2
Short-term borrowings	5.5	5.5	12.6	12.6
Total	$1,007.6	$944.4	$1,029.6	$920.0
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of December 1, 2024, the Company had forward foreign exchange contracts derivatives to buy $756.1 million and to sell $618.4 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2026.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	December 1, 2024			November 26, 2023
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$15.6	$—	$15.6	$6.0	$—	$6.0
Foreign exchange risk cash flow hedges(2)	—	(4.7)	(4.7)	—	(7.1)	(7.1)
Total	$15.6	$(4.7)		$6.0	$(7.1)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$17.6	$(15.6)	$2.0	$13.8	$(6.0)	$7.8
Forward foreign exchange contracts(2)	4.7	(9.5)	(4.8)	7.1	(9.1)	(2.0)
Total	$22.3	$(25.1)		$20.9	$(15.1)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(500.9)		$—	$(517.8)
_____________
(1)Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Other accrued liabilities” or “Other long-term liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	December 1, 2024			November 26, 2023
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$37.9	$(11.0)	$26.9	$26.9	$(13.1)	$13.8
Financial liabilities	(29.9)	11.0	(18.9)	(22.2)	13.1	(9.1)
Total			$8.0			$4.7
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other (expense) income, net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of December 1, 2024	As of November 26, 2023	Year Ended
			December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Foreign exchange risk contracts	$10.2	$(15.0)	$(17.8)	$21.1	$20.8
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—
Euro-denominated senior notes	(13.8)	(30.8)	—	—	—
Cumulative income taxes	9.8	19.0	—	—	—
Total	$(9.0)	$(42.0)
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
There was no hedge ineffectiveness for the year ended December 1, 2024. Within the next 12 months, $9.8 million of gains from cash flow hedges are expected to be reclassified from AOCL into net income.
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022

	Year ended
	December 1, 2024	November 26, 2023	November 27, 2022
	(Dollars in millions)
Amount of (loss) gain on Cash Flow Hedge Activity:
Net revenues	$(5.6)	$1.0	$(1.3)
Cost of goods sold	(12.2)	20.1	22.1
The table below provides data about the amount of gains and losses related to derivative instruments included in “Other (expense) income, net” in the Company’s consolidated statements of income:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022
	(Dollars in millions)
Forward foreign exchange contracts:
Realized (loss) gain(1)	$(15.1)	$23.1	$(18.9)
Unrealized (loss) gain	(6.8)	1.6	11.3
Total	$(21.9)	$24.7	$(7.6)
_____________
(1)The realized loss in fiscal year 2024 is primarily driven by the settlement of contracts on various currencies, mainly due to losses from buying the Euro and Mexican Peso where the U.S. Dollar strengthened against original contract rates. The realized gain in fiscal year 2023 is primarily driven by the settlement of contracts to buy or sell the Euro where the U.S. Dollar weakened against the original contract rates. The realized loss in fiscal year 2022 is primarily driven by the settlement of contracts on various currencies, mainly the Euro, as a result of the U.S. Dollar strengthening throughout the year against original contract rates. The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 6: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	December 1, 2024	November 26, 2023

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$188.9	$177.7
Restructuring liabilities	69.8	16.6
Taxes other than income taxes payable	69.0	63.3
Accrued property, plant and equipment	65.4	59.6
Accrued advertising and promotion	64.1	44.7
Accrued income taxes	40.3	41.8
Fair value derivatives	9.5	9.1
Accrued rent	9.2	9.9
Accrued interest payable	8.3	8.2
Short-term debt	5.5	12.5
Other	136.2	126.0
Total other accrued liabilities	$666.2	$569.4
NOTE 7: DEBT
The following table presents the Company's debt:

	December 1, 2024	November 26, 2023

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$498.8	$514.9
3.50% senior notes due 2031	495.2	494.5
Total long-term debt	$994.0	$1,009.4
Short-term debt
Short-term borrowings	5.5	12.5
Total debt	$999.5	$1,021.9
Senior Revolving Credit Facility
The Company is a party to a Second Amended and Restated Credit Agreement (as amended prior to the November 2024 amendment described below, the “2022 Credit Agreement” and, as amended by the November 2024 amendment, the “Credit Agreement”) that provides for a senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is an asset-based facility, in which the borrowing availability is primarily based on the value of the U.S. Levi's® trademarks and the levels of certain eligible cash, accounts receivable and inventory in the United States and Canada.
In November 2024, the Company amended the Credit Facility under a new agreement, Amendment No. 8 to the Second Amended and Restated Credit Agreement dated as of November 8, 2024 (the “Credit Agreement Amendment”). The Credit Agreement Amendment leaves the material terms of the 2022 Credit Agreement substantially unchanged, with the exception that the maturity date was extended to November 8, 2029. The guarantees and security interest grants, covenants, and events of default of the 2022 Credit Agreement have not been materially changed as a result of the Credit Agreement Amendment. Costs of $4.6 million associated with Credit Agreement Amendment, representing underwriting fees and other expenses, were

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
capitalized and will be amortized to interest expense over the term of the agreement.
Availability, interest and maturity.  The maximum availability under the Credit Facility is $1.0 billion, of which $950.0 million is available to the Company for revolving loans in U.S. Dollars and $50.0 million is available to the Company for revolving loans in either U.S. or Canadian Dollars. The facility has an accordion feature which, if exercised, can expand the maximum availability to $1.15 billion. Subject to the availability under the borrowing base, the Company may make and repay borrowings from time to time until the maturity of the Credit Facility. The Company may make voluntary prepayments of borrowings at any time and must make mandatory prepayments if certain events occur. Of the maximum availability of $1.0 billion, the U.S. Levi’s® trademarks are deemed to add the lesser of (i) $350.0 million and (ii) 65% of the net orderly liquidation value of such trademarks to the borrowing base until removed from the Credit Facility collateral pursuant to the terms thereof. Upon the maturity date of November 8, 2029, all of the obligations outstanding under the Credit Facility become due. The interest rate for borrowings under the Credit Facility is an adjusted SOFR (SOFR plus 10 basis points) plus 125-175 basis points, depending on borrowing base availability, and the rate for undrawn availability is 20 basis points.
The Company’s unused availability under its Credit Facility was $803.0 million at December 1, 2024, as total availability of $823.8 million, based on the collateral levels discussed above, was reduced by $18.1 million of stand-by letters of credit and by $2.7 million of other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Credit Facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
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
Covenants.  The Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold. As of December 1, 2024, the Company was in compliance with these covenants.
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
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Optional redemption. The Company may redeem some or all of the Senior Notes due 2027, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2027, or the 2027 indenture, plus accrued and unpaid interest, if any, to the date of redemption.
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
Covenants. The 2027 indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur additional debt, pay dividends or make other restricted payments, consummate specified asset sales, enter into transactions with affiliates and incur liens, and that impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its restricted subsidiaries. The 2027 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment of principal, premium or interest, breach of covenants, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2027 indenture or the holders of at least 25% in principal amount of the then outstanding Senior Notes due 2027 may declare all the Senior Notes due 2027 to be due and payable immediately. As of December 1, 2024, the Company was in compliance with these covenants.
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
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries’ ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets or its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. As of December 1, 2024, the Company was in compliance with these covenants.
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
Short-term Borrowings
Short-term borrowings consist of term loans and revolving credit facilities at various foreign subsidiaries that the Company expects to either pay over the next 12 months or refinance at the end of their applicable terms. Certain of these borrowings are guaranteed by stand-by letters of credit issued under the Credit Facility. Short-term borrowings are included in other accrued liabilities in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Principal Payments on Debt
The table below sets forth, as of December 1, 2024, the Company's required aggregate short-term and long-term debt principal payments:

(Dollars in millions)
2025	$5.5
2026	—
2027	500.9
2028	—
2029	—
Thereafter	500.0
Total future debt principal payments	$1,006.4
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during fiscal year 2024, 2023 and 2022 was 4.01%, 4.20% and 3.96%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its Credit Facility contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 13. As of December 1, 2024, and at the time dividends were paid, the Company met the requirements of its debt instruments.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 8: BENEFITS
Employee Savings and Investment Plan
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participant's contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended December 1, 2024, November 26, 2023 and November 27, 2022, were $20.6 million, $20.6 million and $18.8 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended December 1, 2024, November 26, 2023, and November 27, 2022 were $113.2 million, $73.7 million and $104.2 million, respectively. Total amounts accrued for this plan as of December 1, 2024, and November 26, 2023 were $100.5 million and $65.8 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Pension Plans
Deferred compensation plans. The Company has non-qualified deferred compensation plans for executives and outside directors. These plans, which the Company considers unfunded pension plans, allows for participants to defer a portion of their compensation and, at the Company’s sole discretion, to receive matching contributions for a portion of the deferred amounts. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or limited other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. The plan obligations are measured at an estimate of the benefits to which the employee is entitled if the employee separates immediately. Participants earn a return, or may incur losses, on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded investments. The Company held marketable securities, which are general assets of the Company and are included in “Other non-current assets” on the Company's consolidated balance sheets, of $95.4 million and $78.7 million in an irrevocable grantor's Rabbi trust as of December 1, 2024 and November 26, 2023, respectively, related to the plans. Unrealized gains and losses on these marketable equity securities are reported as a component of Other (expense) income, net in the Company's consolidated statement of income.
For the years ended December 1, 2024 and November 26, 2023, hypothetical returns earned by the participants in deferred compensation plans resulted in the Company recognizing expense as a result of the change in value of the deferred compensation plans in the amount of $23.0 million and $9.2 million, respectively. During the year ended November 27, 2022, changes in the value of the deferred compensation plans resulted in the Company recognizing gains in the amount of $14.1 million. Effective as of the beginning of fiscal year 2023, the impact of changes in the value of the deferred compensation plans, which were previously incorrectly classified as Interest expense, have been classified as Other (expense) income, net. The Company evaluated the impact of the classification and concluded that the change in classification was not material to the prior year periods.
Deferred compensation plan liabilities were recognized in the Company’s consolidated balance sheets as follows:

	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)

Accrued salaries, wages and employee benefits	$13.1	$9.1	$5.6
Long-term employee related benefits	$104.8	$94.8	$94.0

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023

	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$769.4	$882.6	$39.2	$41.9
Service cost	2.6	2.8	—	—
Interest cost	39.7	39.9	2.0	2.0
Plan participants' contribution	0.5	0.6	3.7	3.5
Actuarial loss (gain)(1)	38.6	(38.2)	0.5	1.0
Net curtailment loss (gain)	(1.7)	—	—	—
Impact of foreign currency changes	(3.5)	4.5	—	—
Plan settlements(2)	(1.8)	(59.1)	—	—
Net benefits paid	(64.3)	(63.7)	(9.6)	(9.2)
Benefit obligation at end of year	$779.5	$769.4	$35.8	$39.2

Change in plan assets:
Fair value of plan assets at beginning of year	739.4	838.5	—	—
Actual return on plan assets	84.3	7.3	—	—
Employer contribution	15.3	12.2	0.6	5.7
Plan participants' contributions	0.5	0.6	3.7	3.5
Plan settlements	(1.8)	(59.1)	—	—
Net transfer in (out)(3)	(5.3)	—	5.3	—
Impact of foreign currency changes	(1.6)	3.6	—	—
Net benefits paid	(64.3)	(63.7)	(9.6)	(9.2)
Fair value of plan assets at end of year	766.5	739.4	—	—
Unfunded status at end of year	$(13.0)	$(30.0)	$(35.8)	$(39.2)
_____________
(1)The 2024 actuarial losses compared to 2023 actuarial gains in the Company's pension benefit plans is primarily from changes in discount rate assumptions.
(2)In 2024 the curtailment and settlement was primarily related to pension plans outside of the U.S in connection with Project Fuel. In 2023, the Company used pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. As a result, the Company remeasured the U.S. pension plan, which resulted in a noncash pension settlement charge of $19.0 million recognized within Other (expense) income, net in the Company’s consolidated statement of income and Other, net in the Company’s consolidated statement of cash flows. Approximately $21.0 million of unrealized losses was reclassified from AOCL on the Company’s consolidated balance sheets.
(3)In 2024, under an Internal Revenue Code Section 420 asset transfer, the Company used U.S. pension plan assets to offset the employer contribution for postretirement medical benefits paid during the year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Amounts recognized in the Company's consolidated balance sheets as of December 1, 2024 and November 26, 2023, consist of the following:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023

	(Dollars in millions)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost(1)	$107.4	$87.6	$—	$—
Accrued benefit liability – current portion(2)	(10.3)	(10.3)	(5.0)	(5.6)
Accrued benefit liability – long-term portion(2)	(110.1)	(107.3)	(30.8)	(33.6)
	$(13.0)	$(30.0)	$(35.8)	$(39.2)

Accumulated other comprehensive loss:
Net actuarial loss	$(201.6)	$(217.5)	$—	$0.6
Net prior service benefit	—	0.1	—	—
	$(201.6)	$(217.4)	$—	$0.6
_____________
(1)Included in “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Accrued salaries, wages and employee benefits” or “Other long-term liabilities” on the Company’s consolidated balance sheets.

The accumulated benefit obligation for all defined benefit plans was $0.8 billion at both December 1, 2024 and November 26, 2023. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2024	2023

	(Dollars in millions)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$117.8	$115.2

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$121.4	$118.6
Aggregate fair value of plan assets	1.0	0.9

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022

	(Dollars in millions)
Net periodic benefit cost (income):
Service cost	$2.6	$2.8	$3.9	$—	$—	$—
Interest cost	39.7	39.9	22.5	2.0	2.0	0.9
Expected return on plan assets	(38.9)	(37.7)	(31.8)	—	—	—
Amortization of prior service benefit	(0.1)	(0.1)	—	—	—	—
Amortization of actuarial loss	8.0	8.9	8.5	—	—	0.3
Curtailment (gain)	(1.7)	—	—	—	—	—
Net settlement loss (gain)	1.0	18.9	(0.2)	—	—	—
Net periodic benefit cost	10.6	32.7	2.9	2.0	2.0	1.2
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	(6.9)	(7.9)	(3.3)	0.5	1.0	(10.2)
Amortization of prior service benefit	0.1	0.1	—	—	—	—
Amortization of actuarial loss	(8.0)	(8.9)	(8.5)	—	—	(0.3)
Net settlement (loss) gain	(1.0)	(18.9)	0.2	—	—	—
Total recognized in accumulated other comprehensive loss	(15.8)	(35.6)	(11.6)	0.5	1.0	(10.5)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(5.2)	$(2.9)	$(8.7)	$2.5	$3.0	$(9.3)
Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	5.0%	2.4%	5.6%	5.1%	2.4%
Expected long-term rate of return on plan assets	5.4%	4.8%	2.9%
Rate of compensation increase	3.5%	3.6%	3.5%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.0%	5.5%	5.0%	5.0%	5.6%	5.1%
Rate of compensation increase	3.5%	3.5%	3.6%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				7.3%	7.0%	6.1%
Rate trend to which the cost trend is assumed to decline				4.0%	3.9%	4.0%
Year that rate reaches the ultimate trend rate				2047	2048	2046
For the Company's benefit plans, the discount rate used to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
The fair values of the Company's pension plan assets by asset class are as follows:

	Year Ended December 1, 2024
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$8.0	$8.0		$—
Equity securities(1)
U.S. large cap	46.0	—	46.0	—
U.S. small cap	5.9	—	5.9	—
International	63.6	—	63.6	—
Fixed income securities(2)	624.8	—	624.8	—
Other alternative investments
Real estate(3)	14.7	—	14.7	—
Other(4)	3.5	—	3.5	—
Total investments at fair value	$766.5	$8.0	$758.5	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022

	Year Ended November 26, 2023
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$16.9	$16.9	$—	$—
Equity securities(1)
U.S. large cap	42.3	—	42.3	—
U.S. small cap	5.3	—	5.3	—
International	62.8	—	62.8	—
Fixed income securities(2)	594.0	—	594.0	—
Other alternative investments
Real estate(3)	14.0	—	14.0	—
Other(4)	4.1	—	4.1	—
Total investments at fair value	$739.4	$16.9	$722.5	$—
_____________
(1)Primarily consist of equity index funds that track various market indices.
(2)Predominantly includes bond index funds that invest in long-term U.S. government and investment grade corporate bonds.
(3)Primarily consist of investments in U.S. Real Estate Investment Trusts.
(4)Primarily relates to accounts held and managed by a third-party insurance company for employee-participants in Belgium. Fair values are based on accumulated plan contributions plus a contractually-guaranteed return plus a share of any incremental investment fund profits.
The fair value of plan assets is composed of U.S. plan assets of $612.6 million and non-U.S. plan assets of $153.9 million. The fair values of the substantial majority of the equity, fixed income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service, as appropriate are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Deferred Compensation	Total

	(Dollars in millions)
2025	$66.2	$5.4	$13.1	$84.7
2026	64.3	4.9	7.3	76.5
2027	62.5	4.4	5.7	72.6
2028	61.7	4.0	5.9	71.6
2029	61.6	3.7	6.9	72.2
2030-2034	289.6	13.6	34.5	337.7
At December 1, 2024, the Company's contributions to its pension plans for fiscal year 2025 are estimated to be $11.2 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 9: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $70.7 million, $72.7 million and $63.6 million, and related income tax benefits of $17.2 million, $17.3 million and $15.3 million, respectively, for the years ended December 1, 2024, November 26, 2023 and November 27, 2022, respectively. As of December 1, 2024, there was $77.7 million of total unrecognized compensation cost related to unvested equity awards, which cost is expected to be recognized over a weighted-average period of 2.1 years. No stock-based compensation cost has been capitalized in the consolidated financial statements.
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
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the 2019 Plan which provides for the grant of a variety of stock awards, including stock options, restricted stock, RSUs, SARs, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At December 1, 2024, there were 18.0 million shares of Class A common stock available for future grants under the 2019 Plan.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions of up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At December 1, 2024, there were 9.5 million shares of Class A common stock available for issuance under the 2019 ESPP. The ESPP did not have a material impact on the consolidated financial statements in fiscal year 2024.
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
Stock-settled RSUs which may include service, performance or market conditions are issued to certain employees. Each stock-settled RSU is converted to a share of common stock upon vesting and does not have pre-vesting “dividend equivalent rights”.
Non-employee members of the board of directors receive RSUs annually. The RSUs additionally have “dividend equivalent rights” of which dividends paid by the Company on its common stock are credited by the equivalent addition of RSUs.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022

Equity Awards
SARs. The Company grants SARs to the Company's senior executives. SARs with service conditions (“Service SARs”) vest from three-and-a-half to four years, and have maximum contractual lives of ten years. Service SARs activity during the year ended December 1, 2024 was as follows:

	Service SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Units in thousands and dollars in millions, except weighted-average exercise price)
Outstanding at November 26, 2023	7,559	$14.80	5.5
Granted	877	16.73
Exercised	(2,156)	9.19
Forfeited	(30)	18.98
Outstanding at December 1, 2024	6,250	$16.99	6.6
Vested and expected to vest at December 1, 2024	6,243	$16.99	6.6	$9.0
Exercisable at December 1, 2024	3,424	$16.63	5.3	$6.8

SARs with performance or market conditions (“Performance SARs”) were granted prior to fiscal 2017 and there were no units outstanding as of the beginning of fiscal 2024.
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Aggregate intrinsic value of Service SARs exercised during the year	$19.5	$6.9	$6.4
Aggregate intrinsic value of Performance SARs exercised during the year	$—	$28.9	$2.9
Unrecognized future compensation costs as of December 1, 2024 of $8.3 million for Service SARs are expected to be recognized over a weighted-average period of 2.1 years.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2024	2023	2022
Weighted-average grant date fair value	$6.62	$6.58	$8.49

Weighted-average assumptions:
Expected life (in years)	7.2	7.0	7.1
Expected volatility	46.2%	48.0%	46.7%
Risk-free interest rate	4.0%	3.8%	1.7%
Expected dividend	2.9%	2.9%	1.9%
RSUs. The Company grants RSUs to the Company's senior executives and to select levels of the Company's management. RSUs with service conditions (“Service RSUs”) granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. RSUs with performance or market conditions (“Performance RSUs”) vest at varying unit amounts, up to 200% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. Service and Performance RSU activity during the year ended December 1, 2024 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)

	(Units in thousands)
Outstanding at November 26, 2023	5,631	$17.69	2.3	2,948	$21.83	1.6
Granted	2,970	15.86		1,181	17.51
Vested	(2,161)	17.92		(504)	27.29
Performance adjustment	—	—		(156)	27.27
Forfeited	(971)	16.77		(263)	18.89
Outstanding at December 1, 2024	5,469	$16.78	2.3	3,206	$19.19	1.7
The total fair value of Service RSU awards vested during 2024, 2023 and 2022 was $36.7 million, $33.0 million and $38.0 million, respectively. The total fair value of Performance RSU awards vested during 2024, 2023 and 2022 was $7.9 million, $9.9 million and $29.1 million, respectively. Unrecognized future compensation cost as of December 1, 2024 of $50.5 million for Service RSUs and $18.9 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.3 and 1.7 years, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2024, 2023 and 2022, the weighted-average grant date fair values for Service and Performance RSUs granted without a market condition were $15.84, $16.02 and $19.35, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted
	2024	2023	2022
Weighted-average grant date fair value	$17.88	$19.83	$21.38

Weighted-average assumptions:
Expected life (in years)	2.8	2.8	2.8
Expected volatility	45.4%	49.6%	51.4%
Risk-free interest rate	4.1%	3.9%	1.2%
Expected dividend	2.9%	2.7%	1.9%
RSUs to the Board of Directors. The Company grants RSUs to certain members of its board of directors (“Board RSUs”). The total fair value of Board RSUs granted during the year ended December 1, 2024 of $2.0 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $6.7 million and $5.9 million as of December 1, 2024 and November 26, 2023, respectively.
NOTE 10: RESTRUCTURING ACTIVITIES
In the first quarter of 2024, the Company’s Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel”, designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. The first phase of the global productivity initiative was completed primarily in the first half of 2024. The two-year initiative is expected to continue through the end of 2025. As this initiative progresses, the Company may incur additional restructuring charges, which could be significant to a future fiscal quarter or year.
For the year ended December 1, 2024, the Company recognized restructuring charges of $188.7 million related to Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs and asset impairments. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of December 1, 2024, the restructuring liability was $104.4 million, with $69.8 million and $34.6 million classified as “Other accrued liabilities” and “Other long-term liabilities”, respectively, within the Company’s consolidated balance sheet.
For the year ended December 1, 2024, the Company also recognized $54.3 million of restructuring related charges primarily consisting of consulting fees, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income. Additionally, the Company recognized an impairment charge of $11.1 million in the third quarter of 2024 related to capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with Project Fuel, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
For the years ended November 26, 2023 and November 27, 2022 the Company recognized net restructuring charges of $20.3 million and $9.1 million, respectively, which primarily related to severance benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The following tables summarize the activities associated with restructuring liabilities for the year ended December 1, 2024. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations.

	Year Ended December 1, 2024
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 26, 2023				December 1, 2024

	(Dollars in millions)
Severance and employee-related benefits	$17.8	$153.3	$(87.8)	$0.4	$83.7
Contract termination costs and other	0.2	25.2	(4.1)	(0.6)	20.7
Total	$18.0	$178.5	$(91.9)	$(0.2)	$104.4
_____________
(1)Excludes $2.1 million in stock compensation related charges recorded in Additional paid-in capital and $8.1 million recorded in Property, plant and equipment net, of which $7.6 million related to impairment charges associated with the closure of a distribution center.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 11: COMMITMENTS AND CONTINGENCIES
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions, and as such, is subject to numerous countries' complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of December 1, 2024, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons, which have a remaining term of less than one year.
NOTE 12: LEASES
Lease expense is primarily recognized in SG&A expenses within the Company's consolidated statements of income, based on the underlying nature of the leased asset. For the years ended December 1, 2024 and November 26, 2023, lease expense primarily consisted of operating lease costs of $412.6 million and $378.0 million, respectively, including $102.5 million and $96.3 million primarily related to variable lease costs and $7.5 million and $7.6 million of short-term lease costs. As of and for the year ended December 1, 2024, finance leases were not a material component of the Company's lease portfolio.
On June 6, 2024, the Company entered into an agreement with a third-party logistics provider to replace the Company’s Canton, Mississippi distribution center with a new distribution center. The Company will maintain certain rights over the warehouse, and warehouse equipment and technologies resulting in an Operating lease right-of-use (“ROU”) asset and lease liability of $30.6 million and a Financing lease right-of-use asset and lease liability of $14.0 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
In the fourth quarter of fiscal year 2023, the Company leased a distribution facility in Germany and recognized a ROU asset of $80.8 million and corresponding lease liability of $91.6 million. During 2023, the Company capitalized approximately $57.4 million for Company-owned equipment to be installed in the leased facility. During 2024, the Company entered into an agreement with a third-party logistics provider to manage all aspects of the distribution center. The Company has received payments of approximately $87.1 million from the provider for use of the Company’s warehouse equipment and technologies over the term of the agreement. The Company will maintain certain rights over the warehouse equipment and technologies and will retain the related equipment on the consolidated balance sheets. The upfront payment will be amortized as a reduction in the related distribution expenses over the expected term of the arrangement, which commenced in the second half of 2024. The upfront payment is recognized on the consolidated balance sheets in “Other accrued liabilities” and “Long-term employee related benefits and other liabilities” and the proceeds are recorded as an operating activity in “Net change in operating assets and liabilities” on the consolidated statements of cash flows.
The Company reviews its ROU assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. During the year ended November 27, 2022, as a result of the Russia-Ukraine war, the Company reviewed the ROU assets assigned to its Russia business for impairment and recorded $33.3 million of non-cash impairment charges. The impairment charges are included in SG&A expenses in the Company's consolidated statements of income.
Amounts of future undiscounted cash flows related to operating lease payments over the lease term are as follows and are reconciled to the present value of the operating lease liabilities as recorded in the Company's consolidated balance sheets.

December 1, 2024

(Dollars in millions)
2025	$292.7
2026	244.2
2027	197.9
2028	159.3
2029	116.8
Thereafter	405.2
Total undiscounted future cash flows related to lease payments	1,416.1
Less: Interest	202.3
Present value of lease liabilities	$1,213.8

The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of operating lease liabilities:

	December 1, 2024	November 26, 2023
Weighted-average remaining lease term (years)	6.9	7.2
Weighted-average discount rate	4.21%	3.81%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The table below includes supplemental cash and non-cash information related to operating leases:

	December 1, 2024	November 26, 2023

	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$292.4	$272.9
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$305.4	$334.4
Finance lease right-of-use assets acquired in exchange for finance lease obligation	14.0	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 13: DIVIDENDS
Dividends are declared at the discretion of the board of directors. In January, April, July and October 2024, the Company declared cash dividends of $0.12, $0.12, $0.13, and $0.13 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April, July and October 2023, the Company declared cash dividends, each $0.12 per share, to holders of record of its Class A and Class B common stock. A total of $198.5 million and $190.5 million in dividends were paid during the years ended December 1, 2024 and November 26, 2023, respectively.
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
Subsequent to the Company's fiscal 2024 year end, the board of directors declared a cash dividend of $0.13 per share to holders of record of its Class A and Class B common stock at the close of business on February 12, 2025, for a total quarterly dividend of approximately $51 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss", net of related income taxes:

	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 28, 2021	$(195.5)	$(20.9)	$(196.8)	$18.8	$(394.4)
Other comprehensive income (loss) before reclassifications	7.5	48.9	(51.9)	(16.6)	(12.1)
Amounts reclassified from accumulated other comprehensive loss	8.5	(20.8)	—	—	(12.3)
Adjustment of accumulated other comprehensive gain to retained earnings	—	—	—	(2.9)	(2.9)
Net increase (decrease) in other comprehensive income (loss)	16.0	28.1	(51.9)	(19.5)	(27.3)
Accumulated other comprehensive loss at November 27, 2022	(179.5)	7.2	(248.7)	(0.7)	(421.7)
Other comprehensive income (loss) before reclassifications	(1.4)	(28.1)	53.0	0.1	23.6
Amounts reclassified from accumulated other comprehensive loss	27.7	(21.1)	—	0.6	7.2
Net increase (decrease) in other comprehensive income (loss)	26.3	(49.2)	53.0	0.7	30.8
Accumulated other comprehensive loss at November 26, 2023	(153.2)	(42.0)	(195.7)	—	(390.9)
Other comprehensive income (loss) before reclassifications	3.1	15.2	(88.6)	—	(70.3)
Amounts reclassified from accumulated other comprehensive loss	8.9	17.8	—	—	26.7
Net increase (decrease) in other comprehensive income (loss)	12.0	33.0	(88.6)	—	(43.6)
Accumulated other comprehensive loss at December 1, 2024	$(141.2)	$(9.0)	$(284.3)	$—	$(434.5)
___________
(1)Amounts reclassified were recorded in other (expense) income, net.
(2)Amounts reclassified were recorded within net revenues and cost of goods sold. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 15: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended December 1, 2024
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,919.8	$756.4	$493.3	$262.0	$3,431.5
Direct-to-consumer	1,280.8	861.5	589.1	192.4	2,923.8
Total net revenues	$3,200.6	$1,617.9	$1,082.4	$454.4	$6,355.3

	Year Ended November 26, 2023
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,981.4	$804.7	$485.0	$279.8	$3,550.9
Direct-to-consumer	1,105.5	774.8	574.7	173.1	2,628.1
Total net revenues	$3,086.9	$1,579.5	$1,059.7	$452.9	$6,179.0

	Year Ended November 27, 2022
	Levi's Brands
	Americas	Europe	Asia	Other Brands	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$2,193.7	$879.8	$458.3	$297.9	$3,829.7
Direct-to-consumer	993.7	717.4	493.8	134.0	2,338.9
Total net revenues	$3,187.4	$1,597.2	$952.1	$431.9	$6,168.6

At December 1, 2024, the Company did not have any material contract assets and or contract liabilities recorded in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 16: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of “Other (expense) income, net”:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Foreign exchange management gains (losses) (1)	$(21.9)	$24.7	$(7.6)
Foreign currency transaction (losses) gains (2)	8.2	(47.8)	1.8
Marketable securities gains(3)	11.8	3.4	6.9
COVID-19 government subsidy gains(4)	—	—	12.5
Pension settlement loss(5)	—	(19.0)	—
Other, net(6)	(1.4)	(3.5)	15.2
Total other (expense) income, net	$(3.3)	$(42.2)	$28.8
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Losses in fiscal year 2024 were primarily due to currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the Mexican Peso. Gains in fiscal year 2023 were primarily due to currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the Mexican Peso. Losses in fiscal year 2022 were primarily due to unfavorable positions to sell the Euro, offset by favorable positions to sell the Mexican Peso and Canadian Dollar.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuation on the Company's foreign currency denominated balances. Gains in fiscal year 2024 were primarily due to the impact of U.S. dollar strengthening against historical rates on payables denominated in Mexican Pesos and Euros. Losses in fiscal year 2023 were primarily due to lower outstanding Euro-denominated payables subjected to a U.S. dollar strengthening against historical rates, as well as U.S. dollar weakening against the Mexican Peso.
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
(6)For the year ended December 1, 2024, Other, net of a $1.4 million loss includes pension and deferred compensation expenses of $34.0 million partially offset by interest income on cash and cash equivalents of $20.7 million, realized gains of $3.1 million from marketable equity securities held in a Rabbi trust in connection with the Company’s deferred compensation plan, an insurance recovery of $2.7 million, a government subsidy gain of $1.4 million, and other miscellaneous income and expense items.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 17: INCOME TAXES
The Company's income tax expense was $8.4 million, $15.6 million and $80.5 million and the Company's effective income tax rate was 3.8%, 5.9% and 12.4% for the years ended December 1, 2024, November 26, 2023 and November 27, 2022, respectively.
The decrease in the effective tax rate in fiscal year 2024 as compared to fiscal year 2023 was primarily driven by an international intellectual property transaction which benefited fiscal year 2024, partially offset by the reduced FDII benefit in the current year. During 2024, the Company completed an intercompany sale of intellectual property between entities based in different tax jurisdictions resulting in net tax benefits of $46.4 million.
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
The Company's income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	December 1, 2024		November 26, 2023		November 27, 2022

	(Dollars in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$46.0	21.0%	$55.7	21.0%	$136.4	21.0%
State income taxes, net of U.S. federal impact	(4.5)	(2.1)%	1.3	0.5%	14.5	2.2%
Change in valuation allowance	(0.5)	(0.2)%	(2.0)	(0.8)%	(0.5)	(0.1)%
Impact of foreign operations, net(1)	26.9	12.3%	14.3	5.4%	29.6	4.6%
Foreign-derived intangible income benefit ("FDII")	(6.5)	(3.0)%	(55.9)	(21.1)%	(29.8)	(4.6)%
Reassessment of tax liabilities	(11.0)	(5.0)%	(0.6)	(0.2)%	(7.5)	(1.2)%
International intellectual property transaction	(45.9)	(21.0)%	—	—%	(55.1)	(8.5)%
Stock-based compensation	3.7	1.7%	6.6	2.5%	(5.0)	(0.8)%
Other, including non-deductible expenses	0.2	0.1%	(3.8)	(1.4)%	(2.1)	(0.2)%
Total	$8.4	3.8%	$15.6	5.9%	$80.5	12.4%
___________
(1)Included in Impact of foreign operations, net are foreign rate differential, Global Intangible Low-Taxed Income ("GILTI") and the tax impact of actual and deemed repatriations of foreign earnings net of foreign tax credits. This also includes an immaterial amount of non-deductible charges related to the Russia-Ukraine war in fiscal year 2022.

Impact of foreign operations. The tax expense in fiscal year 2024 increased as compared to fiscal year 2023 primarily due to an increased valuation allowance on foreign earnings, and higher U.S. tax cost from GILTI.
Foreign-derived intangible income benefit. A lower benefit in fiscal year 2024 as compared to fiscal year 2023 is due to a decrease in prepayment income eligible for the FDII deduction.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
The U.S. and foreign components of income (loss) before income taxes were as follows:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Domestic	$(126.8)	$(164.7)	$171.1
Foreign	345.8	429.9	478.5
Total income before income taxes	$219.0	$265.2	$649.6

Income tax expense (benefit) consisted of the following:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
U.S. Federal
Current	$13.7	$14.4	$15.3
Deferred	4.7	(91.5)	46.1
	$18.4	$(77.1)	$61.4
U.S. State
Current	$0.9	$11.3	$14.6
Deferred	(14.9)	(9.7)	(6.3)
	$(14.0)	$1.6	$8.3
Foreign
Current	$84.9	$94.2	$110.4
Deferred	(80.9)	(3.0)	(99.6)
	$4.0	$91.2	$10.8
Consolidated
Current	$99.5	$119.9	$140.3
Deferred	(91.1)	(104.3)	(59.8)
Total income tax expense	$8.4	$15.6	$80.5

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	December 1, 2024	November 26, 2023

	(Dollars in millions)
Deferred tax assets
Foreign tax credit carryforwards	$26.1	$28.3
State net operating loss carryforwards	15.7	10.7
Foreign net operating loss carryforwards	32.8	40.1
Employee compensation and benefit plans	87.5	79.4
Advance royalties	158.8	185.1
Prepaid services	46.5	57.9
Accrued liabilities	35.9	17.3
Sales returns and allowances	39.0	35.0
Inventory	32.7	31.2
Intangibles	275.1	199.1
Property, plant and equipment (1)	32.4	30.7
Lease liability	288.7	297.6
Other (1)	65.2	43.5
Total gross deferred tax assets	1,136.4	1,055.9
Less: Valuation allowance	(52.9)	(47.4)
Deferred tax assets, net of valuation allowance	1,083.5	1,008.5
Deferred tax liabilities
U.S. Branches	(40.1)	(25.9)
Right of use asset	(259.4)	(262.2)
Total deferred tax liabilities	(299.5)	(288.1)
Total net deferred tax assets	$784.0	$720.4
_____________
(1)Fiscal year 2023 amounts have been conformed to the fiscal year 2024 presentation.
Foreign tax credit carryforwards. The foreign tax credit carryforwards at December 1, 2024, are subject to expiration through 2034 if not utilized.
Net operating loss carryforwards. As of December 1, 2024, the Company had state net operating loss carryforwards of $348.2 million and foreign net operating loss carryforwards of $140.3 million. Of the state net operating losses, $311.7 million are subject to expiration through 2044, and the remaining $36.5 million are available as indefinite carryforwards under applicable tax law. Of the foreign net operating losses, $55.8 million are subject to expiration through 2032 and the remaining $84.5 million are available as indefinite carryforwards under applicable tax law. Foreign net operating losses previously subject to expiration through 2043 were utilized and carried back upon filing of the 2023 tax return.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
Valuation Allowance. The following table details the changes in valuation allowance during the year ended December 1, 2024:

	Valuation Allowance at November 26, 2023	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at December 1, 2024

	(Dollars in millions)
Foreign tax credit and U.S. state net operating loss carryforwards	$15.8	$5.1	$—	$20.9
Foreign net operating loss carryforwards and other foreign deferred tax assets	31.6	0.8	(0.4)	32.0
	$47.4	$5.9	$(0.4)	$52.9
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company reevaluated its historical indefinite reinvestment assertion as a result of the enactment of the Tax Cuts and Jobs Act (the "Tax Act" enacted on December 22, 2017) and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through December 1, 2024, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $9.1 million (included in Other deferred tax assets and liabilities). For the year ended December 1, 2024, management asserted indefinite reinvestment on a portion of foreign earnings generated in fiscal years 2019 to 2024. If such earnings were to be distributed to the U.S., the related foreign withholding and state tax costs would be approximately $8.5 million.
Uncertain Income Tax Positions
As of December 1, 2024, the Company’s total gross amount of unrecognized tax benefits was $42.7 million, of which $41.4 million could impact the effective tax rate, if recognized, as compared to November 26, 2023, when the Company’s total gross amount of unrecognized tax benefits was $42.3 million, of which $40.2 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits:

	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Unrecognized tax benefits beginning balance	$42.3	$38.1	$30.7
Increases related to current year tax positions	4.2	4.1	10.2
Increases related to tax positions from prior years	0.7	1.9	0.1
Decreases related to tax positions from prior years	(3.6)	—	(0.3)
Settlement with tax authorities	(0.7)	(1.7)	(1.5)
Lapses of statutes of limitation	—	(0.2)	(0.8)
Other, including foreign currency translation	(0.2)	0.1	(0.3)
Unrecognized tax benefits ending balance	$42.7	$42.3	$38.1
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits will not significantly change within the next 12 months.
As of December 1, 2024 and November 26, 2023, accrued interest and penalties primarily relating to non-U.S. jurisdictions were $0.5 million and $0.4 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022. It also assesses a 1% excise tax on repurchases of corporate stock. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, the Company will continue to evaluate their impact as further information becomes available.
NOTE 18: EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share adjusts the basic earnings per share and the weighted-average number of common shares outstanding for the potentially dilutive impact of RSUs and stock appreciation rights using the treasury stock method. The following table sets forth the computation of the Company's basic and diluted earnings per share:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions, except per share amounts)
Numerator:
Net income	$210.6	$249.6	$569.1
Denominator:
Weighted-average common shares outstanding - basic	398,233,739	397,208,535	397,341,137
Dilutive effect of stock awards	4,134,864	4,514,632	6,503,645
Weighted-average common shares outstanding - diluted	402,368,603	401,723,167	403,844,782
Earnings per common share:
Basic	$0.53	$0.63	$1.43
Diluted	$0.52	$0.62	$1.41
Anti-dilutive securities excluded from calculation of diluted earnings per share	4,119,726	5,408,781	2,153,183
NOTE 19: RELATED PARTIES
Michelle Gass (President and CEO) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. David Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. Ms. Gass and Mr. Jedrzejek began serving on the Board of Directors of the Levi Strauss Foundation on January 24, 2024 and September 26, 2023, respectively. Charles V. Bergh, former President and Chief Executive Officer, was a member of the board of directors of the Levi Strauss Foundation until January 28, 2024. Additionally, Tracy Layney, former Executive Vice President and Chief Human Resources Officer, was a member of the board of directors of the Levi Strauss Foundation until October 11, 2024. During fiscal years 2024, 2023 and 2022, donations to the Levi Strauss Foundation were $6.3 million, $11.3 million and $12.8 million, respectively, and the Company recognized expenses related to their donation commitments of $7.2 million, $2.2 million and $11.4 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
NOTE 20: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands. Other Brands, which includes Dockers® and Beyond Yoga® businesses do not meet the quantitative thresholds for reportable segments and therefore are presented under the caption of Other Brands. Effective in the second quarter of 2024, Dockers® and Beyond Yoga® businesses are disclosed as separate lines under the caption “Other Brands” to increase transparency of performance. Prior periods were adjusted to reflect the change. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs.
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
Business segment information for the Company is as follows:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Net revenues:
Americas	$3,200.6	$3,086.9	$3,187.4
Europe	1,617.9	1,579.5	1,597.2
Asia	1,082.4	1,059.7	952.1
Total segment net revenues	5,900.9	5,726.1	5,736.7
Other Brands:
Dockers®	323.3	336.9	334.4
Beyond Yoga®	131.1	116.0	97.5
Total Other Brands	454.4	452.9	431.9
Total net revenues	$6,355.3	$6,179.0	$6,168.6
Income before income taxes:
Americas	$697.0	$535.3	$654.4
Europe	319.6	305.0	349.9
Asia	134.9	147.2	111.2
Total segment operating income	1,151.5	987.5	1,115.5
Dockers® operating (loss) income	1.4	(1.1)	17.5
Beyond Yoga® operating (loss) income	(20.0)	1.0	(0.4)
Restructuring charges, net(1)	(188.7)	(20.3)	(9.1)
Goodwill and other intangible asset impairment charges(2)	(116.9)	(90.2)	(11.6)
Corporate expenses(3)	(563.2)	(523.6)	(465.4)
Interest expense	(41.8)	(45.9)	(25.7)
Other (expense) income, net(4)	(3.3)	(42.2)	28.8
Income before income taxes	$219.0	$265.2	$649.6
___________
(1)Restructuring charges, net for the year ended December 1, 2024 related to Project Fuel, consisting primarily of severance and other post-employment benefit charges.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022
(2)For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes $36.3 million related to Beyond Yoga reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million related to the Beyond Yoga® customer relationship intangible assets. Additionally, the year ended December 1, 2024 includes a $5.5 million goodwill impairment charge related to the footwear business. For the year ended November 26, 2023, goodwill and other intangible asset impairment includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark. For the year ended November 27, 2022, goodwill and other intangible asset impairment includes $11.6 million related to goodwill assigned to the Russia business.
(3)Corporate expenses for the year ended December 1, 2024 includes restructuring related expenses, mostly consulting fees of $54.3 million, in connection with Project Fuel and $11.1 million of impairments related to discontinued technology projects. Corporate expenses for the year ended November 27, 2022 includes $37.4 million in impairment charges related to certain store right-of-use assets and property, plant and equipment, net of a $15.8 million gain on the termination of store leases related to the Russia-Ukraine war which are considered part of the Company's Europe segment.
(4)For the year ended December 1, 2024, Other (expense) income, net includes an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million. For the year ended November 26, 2023, Other (expense) income, net includes a noncash pension settlement charge recorded during the third quarter. For more information refer to Note 8.

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$60.6	$51.4	$39.7
Europe	26.0	19.3	19.0
Asia	16.0	12.9	12.3
Total segment depreciation and amortization expense	102.6	83.6	71.0
Other Brands and unallocated	90.6	81.7	87.9
Total depreciation and amortization expense	$193.2	$165.3	$158.9

	December 1, 2024
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$680.4	$144.5	$172.8	$997.7	$241.7	$1,239.4
All other assets	—	—	—	—	5,136.1	5,136.1
Total assets						$6,375.5
___________
(1)Unallocated inventories include $139.6 million of Other Brands inventory.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022

	November 26, 2023
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$673.1	$160.1	$181.0	$1,014.2	$275.9	$1,290.1
All other assets	—	—	—	—	4,763.5	4,763.5
Total assets						$6,053.6
___________
(1)Unallocated inventories include $195.1 million of Other Brands inventory.

Geographic information for the Company was as follows:

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Net revenues:
United States	$2,759.1	$2,691.9	$2,883.5
Foreign countries	3,596.2	3,487.1	3,285.1
Total net revenues	$6,355.3	$6,179.0	$6,168.6

Net deferred tax assets:
United States	$482.1	$463.8	$379.0
Foreign countries	316.4	265.7	246.0
Total net deferred tax assets	$798.5	$729.5	$625.0

Long-lived assets:
United States	$442.0	$461.8	$454.2
Foreign countries	290.1	249.8	196.9
Total long-lived assets	$732.1	$711.6	$651.1

NOTE 21: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED DECEMBER 1, 2024, NOVEMBER 26, 2023 AND NOVEMBER 27, 2022

	Year Ended
	December 1, 2024	November 26, 2023	November 27, 2022

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$14.8	$(49.9)	$(6.7)
Inventories	14.9	142.9	(543.0)
Accounts payable	105.1	(95.7)	134.6
Other accrued liabilities	60.4	(82.7)	44.9
Short-term restructuring liabilities	53.7	—	—
Accrued salaries, wages and employee benefits and long-term employee related benefits	21.8	(42.7)	(37.5)
Right-of-use operating lease assets and current and non-current operating lease liabilities, net	0.6	3.7	(5.0)
Other current and non-current assets	(39.2)	(22.2)	(120.5)
Other current and long-term liabilities	118.4	38.1	(17.1)
Net change in operating assets and liabilities	$350.5	$(108.5)	$(550.3)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 1, 2024. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of December 1, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 1, 2024 and concluded that our internal control over financial reporting was effective as of such date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 1, 2024 as stated in their report included under Item 8.
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
During the fourth quarter ended December 1, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Lisa Stirling Senior Vice President and Global Controller	Adopt	October 7, 2024	October 7, 2024 - October 7, 2025	Y	Up to 8,024 shares of Class A Common Stock
_____________
* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Insider Trading Policies and Procedures
We have adopted policies and procedures, including an Insider Trading Policy and Rule 10b5-1 Trading Plan Guidelines, which together govern the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons. These policies and procedures are designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. It is the Company’s policy to comply with all applicable securities and state laws when engaging in transactions in the Company’s securities.
Copies of our Insider Trading Policy and Rule 10b5-1 Trading Plan Guidelines are filed with this Annual Report on Form 10-K as Exhibits 19.1 and 19.2, respectively.
The other information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2025 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2025 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2025 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2025 Proxy Statement.

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

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws	8-K	001-06631	3.1	4/21/2023
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 5.00% Senior Notes due 2025, dated April 27, 2015, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.2	2/13/2019
4.4	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.5	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.6	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.7	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.8	Description of Securities					X

4.9	First Supplemental Indenture, dated April 17, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	4/17/2020
4.10	Registration Rights Agreement, dated April 17, 2020, between the Registrant and BofA Securities Inc.	8-K	001-06631	4.2	4/17/2020
4.11	Indenture, dated as of February 19, 2021, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	2/19/2021
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019
10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.9*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.10*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.11*	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.11	1/30/2020
10.12*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.12	1/30/2020
10.13*	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.13	1/30/2020
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020	10-K	001-06631	10.19	1/30/2020
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019

10.23*	Second Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated March 14, 2019	10-Q	001-00631	10.1	4/3/2024
10.24*	Third Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated October 2, 2023	10-Q	001-00631	10.2	4/3/2024
10.25*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019
10.26*	Employment Agreement, dated June 9, 2011, between the Registrant and Charles V. Bergh	S-1	333-229630	10.19	2/13/2019
10.27*	Amendment to Employment Agreement, effective May 8, 2012, between the Registrant and Charles V. Bergh	S-1	333-229630	10.20	2/13/2019
10.28*	Amendment to Employment Agreement, effective January 30, 2018, between the Registrant and Charles V. Bergh	S-1	333-229630	10.21	2/13/2019
10.29*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.30*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.31	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.32	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.33	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.34	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.35	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.36*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.37*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
10.38	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 5, 2021, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-00631	10.1	1/7/2021
10.39*	Employment Offer Letter, dated October 27, 2020, between the Registrant and Elizabeth O’Neill	10-Q	001-00631	10.2	4/8/2021
10.40*	Director Compensation Policy, as amended December 12, 2024					X

10.41	Amendment No. 3 to Second Amended and Restated Credit Agreement among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-00631	10.2	10/6/2021
10.42	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 20, 2021, among Levi Strauss & Co., a Delaware corporation, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-K	001-00631	10.42	1/26/2022
10.43	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of November 22, 2022, among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	8-K	001-00631	10.1	11/25/2022
10.44	Amendment No. 6 and Waiver to Second Amended and Restated Credit Agreement, dated as of March 21, 2023, among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-06631	10.1	4/6/2023
10.45
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of April 15, 2024, among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., the Borrowers, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent
						X
10.46	Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of November 8, 2024, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-06631	10.1	11/12/2024
10.47*	Employment Agreement, dated December 1, 2022, between the Registrant and Michelle Gass	10-K	001-00631	10.44	11/25/2023
10.48	Third Amendment to Lease, dated August 1, 2011, among the Registrant, Blue Jeans Equities West, Innsbruck, LP and Plaza GB, LP.	10-K	001-00631	10.45	11/25/2023
10.49	Fourth Amendment to Lease, dated November 10, 2022, among the Registrant and JPPF 1155 Battery, L.P.	10-K	001-00631	10.46	11/25/2023
10.50*	Amended and Restated Senior Executive Severance Plan, effective January 1, 2025					X
10.51*	Employment Offer Letter between the Registrant and Gianluca Flore	8-K	001-06631	10.1	4/11/2024
10.52*	General Release Agreement, dated September 13, 2024, between the Registrant and Tracy Layney					X
19.1	Insider Trading Policy					X
19.2	Rule 10(b)(5)-1 Trading Plan Guidelines					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Amended and Restated Policy for Recoupment of Incentive Compensation	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).	X
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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period

	(Dollars in millions)
December 1, 2024	$5.7	1.9	1.9	$5.7
November 26, 2023	$7.5	0.5	2.3	$5.7
November 27, 2022	$11.6	(1.1)	3.0	$7.5

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
December 1, 2024	$60.2	530.9	526.7	$64.4
November 26, 2023	$54.4	432.8	427.0	$60.2
November 27, 2022	$57.4	327.0	330.0	$54.4

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
December 1, 2024	$130.4	511.1	511.7	$129.8
November 26, 2023	$126.4	468.4	464.4	$130.4
November 27, 2022	$152.4	436.1	462.1	$126.4

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Asset	Change/(Release)	Balance at End of Period

	(Dollars in millions)
December 1, 2024	$47.4	5.9	(0.4)	$52.9
November 26, 2023	$49.6	(0.2)	(2.0)	$47.4
November 27, 2022	$45.9	4.3	(0.6)	$49.6
_____________
(1)The charges to the accounts are for the purposes for which the allowances were created.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 29, 2025		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
Harmit Singh Executive Vice President and Chief Financial and Growth Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michelle Gass, Harmit Singh and David Jedrzejek, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ ROBERT A. ECKERT	Chairperson of the Board	Date:	January 29, 2025
Robert A. Eckert

/s/ MICHELLE GASS	Director, President and	Date:	January 29, 2025
Michelle Gass	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 29, 2025
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 29, 2025
Jill Beraud

/s/ SPENCER C. FLEISCHER	Director	Date:	January 29, 2025
Spencer C. Fleischer

/s/ DAVID A. FRIEDMAN	Director	Date:	January 29, 2025
David A. Friedman

/s/ YAEL GARTEN	Director	Date:	January 29, 2025
Yael Garten

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 29, 2025
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 29, 2025
Jenny Ming

/s/ DAVID MARBERGER	Director	Date:	January 29, 2025
David Marberger

/s/ JOSHUA E. PRIME	Director	Date:	January 29, 2025
Joshua E. Prime

/s/ ELLIOTT RODGERS	Director	Date:	January 29, 2025
Elliott Rodgers

/s/ LISA STIRLING	Senior Vice President and Global Controller	Date:	January 29, 2025
Lisa Stirling	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial and Growth Officer	Date:	January 29, 2025
Harmit Singh	(Principal Financial Officer)