Form 10-Q
period 2025-03-02
LEVI STRAUSS & CO
filed 2025-04-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of March 31, 2025, the registrant had 104,585,522 shares of Class A common stock, $0.001 par value per share and 290,742,518 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 2, 2025	December 1, 2024

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$574.4	$690.0
Trade receivables, net	654.9	710.0
Inventories	1,073.2	1,131.3
Other current assets	241.3	211.7
Current assets held for sale	107.7	108.1
Total current assets	2,651.5	2,851.1
Property, plant and equipment, net	673.2	687.4
Goodwill	276.2	277.6
Other intangible assets, net	196.3	196.6
Deferred tax assets, net	800.5	798.5
Operating lease right-of-use assets, net	1,042.3	1,065.5
Other non-current assets	522.3	463.9
Non-current assets held for sale	35.9	34.9
Total assets	$6,198.2	$6,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$556.9	$663.4
Accrued salaries, wages and employee benefits	179.1	234.2
Accrued sales returns and allowances	184.0	193.4
Short-term operating lease liabilities	247.9	247.4
Other accrued liabilities	594.7	666.2
Current liabilities held for sale	6.0	5.9
Total current liabilities	1,768.6	2,010.5
Long-term debt	987.4	994.0
Long-term operating lease liabilities	916.4	943.0
Long-term employee related benefits and other liabilities	473.1	440.0
Long-term liabilities held for sale	18.2	17.5
Total liabilities	4,163.7	4,405.0

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 104,585,522 shares and 103,984,741 shares issued and outstanding as of March 2, 2025 and December 1, 2024, respectively; and 422,000,000 Class B shares authorized, 290,742,518 shares and 291,411,568 shares issued and outstanding, as of March 2, 2025 and December 1, 2024, respectively	0.4	0.4
Additional paid-in capital	735.7	732.6
Retained earnings	1,725.6	1,672.0
Accumulated other comprehensive loss	(427.2)	(434.5)
Total stockholders’ equity	2,034.5	1,970.5
Total liabilities and stockholders’ equity	$6,198.2	$6,375.5
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,526.8	$1,480.2
Cost of goods sold	579.2	610.4
Gross profit	947.6	869.8
Selling, general and administrative expenses	749.3	756.1
Restructuring charges, net	6.7	113.1
Operating income	191.6	0.6
Interest expense	(10.9)	(10.0)
Other expense, net	(4.1)	(2.3)
Income (loss) from continuing operations before income taxes	176.6	(11.7)
Income tax expense (benefit)	36.4	(1.9)
Net income (loss) from continuing operations	140.2	(9.8)
Net income (loss) from discontinued operations, net of taxes	(5.2)	(0.8)
Net income (loss)	$135.0	$(10.6)
Earnings (loss) per common share:
Continuing operations - Basic	$0.35	$(0.03)
Discontinued operations - Basic	(0.01)	—
Net income (loss) - Basic	$0.34	$(0.03)

Continuing operations - Diluted	$0.35	$(0.03)
Discontinued operations - Diluted	(0.01)	—
Net income (loss) - Diluted	$0.34	$(0.03)
Weighted-average common shares outstanding:
Basic	396,576,662	398,941,172
Diluted	400,046,382	398,941,172

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions) (Unaudited)
Net income (loss)	$135.0	$(10.6)
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	1.8	2.0
Derivative instruments	14.5	13.8
Foreign currency translation gains (losses)	(6.8)	(6.3)
Total other comprehensive income (loss), before related income taxes	9.5	9.5
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2.2)	(1.9)
Comprehensive income (loss), net of taxes	$142.3	$(3.0)

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 2, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at December 1, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5
Net income	—	—	—	135.0	—	135.0
Other comprehensive income, net of tax	—	—	—	—	7.3	7.3
Stock-based compensation and dividends, net	1.4	—	19.3	—	—	19.3
Employee stock purchase plan	0.1	—	2.1	—	—	2.1
Repurchase of common stock	(1.6)	—	—	(30.0)	—	(30.0)
Tax withholdings on equity awards	—	—	(18.3)	—	—	(18.3)
Cash dividends declared ($0.13 per share)	—	—	—	(51.4)	—	(51.4)
Balance at March 2, 2025	395.3	$0.4	$735.7	$1,725.6	$(427.2)	$2,034.5

	Three Months Ended February 25, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 26, 2023	397.3	$0.4	$686.7	$1,750.2	$(390.9)	$2,046.4
Net loss	—	—	—	(10.6)	—	(10.6)
Other comprehensive income, net of tax	—	—	—	—	7.6	7.6
Stock-based compensation and dividends, net	2.1	—	18.6	—	—	18.6
Employee stock purchase plan	0.1	—	2.3	—	—	2.3
Repurchase of common stock	(1.5)	—	—	(25.0)	—	(25.0)
Tax withholdings on equity awards	—	—	(15.3)	—	—	(15.3)
Cash dividends declared ($0.12 per share)	—	—	—	(47.9)	—	(47.9)
Balance at February 25, 2024	398.0	$0.4	$692.3	$1,666.7	$(383.3)	$1,976.1

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$135.0	$(10.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49.2	44.6
Goodwill impairment	2.5	5.5
Property, plant, and equipment impairment, and early lease terminations, net	2.5	—
Stock-based compensation	19.3	18.7
Deferred income taxes	(5.7)	(32.7)
Other, net	14.5	3.4
Net change in operating assets and liabilities	(164.8)	257.1
Net cash provided by operating activities	52.5	286.0
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(66.6)	(71.6)
Payments to acquire short-term investments	(4.0)	—
Other investing activities, net	(0.5)	(0.1)
Net cash used for investing activities	(71.1)	(71.7)
Cash Flows from Financing Activities:
Repurchase of common stock	(30.0)	(25.0)
Tax withholdings on equity awards	(18.3)	(15.3)
Dividends to stockholders	(51.4)	(47.9)
Other financing activities, net	2.2	(6.3)
Net cash used for financing activities	(97.5)	(94.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.5	(1.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	(115.6)	117.9
Beginning cash and cash equivalents	690.0	398.8
Ending cash and cash equivalents	$574.4	$516.7

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$36.3	$26.3
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	18.7	17.4
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, jackets and related accessories for men, women and children around the world under the Levi’s®, Levi Strauss Signature™, Denizen®, Dockers® and Beyond Yoga® brands. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business with the target of completing a transaction in fiscal year 2025. At the end of the first quarter of 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. Accordingly, Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of operations for all periods presented. See Note 2. “Discontinued Operations”. The Dockers® business is a separate operating segment historically presented in our financial statements under the caption of Other Brands.
The Company operates its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands. The Beyond Yoga® business, which is managed separately, does not meet the quantitative thresholds for reportable segments but is presented separately to increase transparency of performance.
Basis of Presentation and Principles of Consolidation
The interim consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim period financial statements and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 1, 2024, included in the Company’s 2024 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 2, 2025 may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2025.
The Company’s fiscal year ends on the Sunday that is closest to November 30 of that year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2025 and 2024 consists of 13 weeks, with the exception of the fourth quarter of 2024, which consisted of 14 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
Distribution Center Conversion
On June 6, 2024, the Company entered into an agreement with a third party logistics provider to replace the Company’s Canton, Mississippi distribution center with a new distribution center. The Company maintains certain rights over the warehouse, and warehouse equipment and technologies which resulted in an Operating lease right-of-use asset and lease liability of $30.6 million in “Operating lease right-of-use assets, net” and “Short-term Operating lease liabilities” and “Long-term Operating lease liabilities” balances and a Financing lease right-of-use asset and lease liability of $14.0 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets during 2024. In the first quarter of 2025 , the Company recorded a Financing lease right-of-use asset and lease liability of $61.6 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.4 billion and $1.3 billion as of March 2, 2025 and December 1, 2024, respectively.
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
The Company’s outstanding payment obligations under this program were $130.1 million as of March 2, 2025 and $152.2 million as of December 1, 2024.
Share Repurchases
During the three months ended March 2, 2025, the Company repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. This equates to an average repurchase price of approximately $18.45 per share. During the three months ended February 25, 2024, the Company repurchased 1.5 million shares for $24.9 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $17.15 per share.
The Company accounts for share repurchases by charging the excess of the repurchase price over the repurchased Class A common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares. The Company accrues for the shares purchased under the share repurchase plan based on the trade date. The Company may terminate or limit the share repurchase program at any time.
Assets Held for Sale and Discontinued Operations
Assets and liabilities of a business that meet the accounting requirements to be classified as held for sale are separated in a disposal group. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less expected costs to sell. After being classified as held for sale, assets are not depreciated or amortized.
Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the consolidated balance sheets. The results of discontinued operations are reported in income (loss) from discontinued operations, net of taxes in the consolidated statements of income

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
(loss) for the current and prior periods beginning in the period in which the business meets the held for sale criteria. Income (loss) from discontinued operations includes direct costs attributable to the business held for sale, and an estimate of costs from corporate functions dedicated to the business, but excludes corporate expenses composed of selling, general and administrative expenses not attributable to any of the operating segments. See Note 2. “Discontinued Operations”.
Unless otherwise indicated, the information in the notes to the consolidated financial statements refers only to the Company’s continuing operations.
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of operations and statements of cash flows have been conformed to the March 2, 2025 presentation.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2024 Annual Report on Form 10-K. The Company will adopt ASU 2023-07, Improvements to Reportable Segment Disclosures, in the fourth quarter of 2025. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
NOTE 2: DISCONTINUED OPERATIONS
In the fourth quarter of 2024 the Company announced it was undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business with the target of completing a transaction in fiscal year 2025.
As of March 2, 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. Accordingly, Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. The Dockers® net assets were classified as current and non-current. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of operations for all periods presented.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
The following table presents the assets and liabilities held for sale:

	March 2, 2025	December 1, 2024

	(Dollars in millions)
Current Assets:
Inventories	$107.7	$108.1
Total current assets held for sale	107.7	108.1
Property, plant and equipment, net	10.8	11.3
Operating lease right-of-use assets, net	25.1	23.6
Total non-current assets held for sale	35.9	34.9
Total assets held for sale	$143.6	$143.0

Current Liabilities:
Short-term operating lease liabilities	$6.0	$5.9
Total current liabilities held for sale	6.0	5.9
Long-term operating lease liabilities	18.2	17.5
Total long-term liabilities held for sale	18.2	17.5
Total liabilities held for sale	$24.2	$23.4
The following table presents the results of discontinued operations:

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
Net revenues	$67.4	$77.4
Cost of goods sold	31.0	40.7
Gross profit	36.4	36.7
Selling, general and administrative expenses	41.5	34.6
Restructuring charges, net(1)	1.8	3.1
Net loss from discontinued operations before income taxes	(6.9)	(1.0)
Income tax benefit	(1.7)	(0.2)
Net loss from discontinued operations, net of taxes	$(5.2)	$(0.8)
____________
(1)Restructuring charges, net previously attributable to corporate expenses were reported as discontinued operations for the three months ended February 25, 2024.

Cash flows related to discontinued operations are included in the consolidated statements of cash flows. Depreciation and amortization included in discontinued operations was $1.1 million and $1.0 million for the three months ended March 2, 2025 and February 25, 2024, respectively. There were no significant operating noncash items or investing activities cash flows from discontinued operations during the three months ended March 2, 2025 and February 25, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	March 2, 2025			December 1, 2024
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$95.0	$95.0	$—	$95.4	$95.4	$—
Derivative instruments(3)	16.5	—	16.5	17.6	—	17.6
Total	$111.5	$95.0	$16.5	$113.0	$95.4	$17.6
Financial liabilities carried at fair value
Derivative instruments(3)	13.6	—	13.6	9.5	—	9.5
Total	$13.6	$—	$13.6	$9.5	$—	$9.5
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	March 2, 2025		December 1, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$499.9	$498.7	$502.5	$498.1
3.50% senior notes due 2031(1)	495.5	441.0	499.6	440.8
Short-term borrowings	6.1	6.1	5.5	5.5
Total	$1,001.5	$945.8	$1,007.6	$944.4
_____________
(1)Fair values are estimated using Level 2 inputs and incorporate mid-market price quotes. Level 2 inputs are inputs other than quoted prices, that are observable for the liability, either directly or indirectly and include among other things, quoted prices for similar liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.
NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 2, 2025, the Company had forward foreign exchange contracts derivatives to buy $763.1 million and to sell $643.0 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2026.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
The table below provides data about the carrying values of derivative and non-derivative instruments:

	March 2, 2025			December 1, 2024
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$15.6	$—	$15.6	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(6.5)	(6.5)	—	(4.7)	(4.7)
Total	$15.6	$(6.5)		$15.6	$(4.7)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$16.5	$(15.6)	$0.9	$17.6	$(15.6)	$2.0
Forward foreign exchange contracts(2)	6.5	(13.6)	(7.1)	4.7	(9.5)	(4.8)
Total	$23.0	$(29.2)		$22.3	$(25.1)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(493.9)		$—	$(500.9)
_____________
(1)Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Other accrued liabilities” or “Long-term employee related benefits and other liabilities” on the Company’s consolidated balance sheets.
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
The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	March 2, 2025			December 1, 2024
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$38.6	$(16.9)	$21.7	$37.9	$(11.0)	$26.9
Financial liabilities	(35.7)	16.9	(18.8)	(29.9)	11.0	(18.9)
Total			$2.9			$8.0

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other expense, net” in the Company’s consolidated statements of operations:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income (Loss)(1)
	As of March 2, 2025	As of December 1, 2024	Three Months Ended
			March 2, 2025	February 25, 2024

	(Dollars in millions)
Foreign exchange risk contracts	$17.7	$10.2	$(2.4)	$(11.3)
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—
Euro-denominated senior notes	(6.8)	(13.8)	—	—
Cumulative income taxes	6.7	9.8	—	—
Total	$2.4	$(9.0)
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
There was no hedge ineffectiveness for the three months ended March 2, 2025. Within the next 12 months, a $16.3 million gain from cash flow hedges is expected to be reclassified from AOCL into net income (loss).
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of operations:

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity:
Net revenues	$(1.5)	$(1.6)
Cost of goods sold	$(0.9)	$(9.7)

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
The table below provides data about the amount of gains and losses related to derivative instruments included in “Other expense, net” in the Company’s consolidated statements of operations:

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
Forward foreign exchange contracts:
Realized (loss) gain(1)	$(5.3)	$2.9
Unrealized (loss) gain	(5.5)	(3.0)
Total	$(10.8)	$(0.1)
_____________
(1)The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.
NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	March 2, 2025	December 1, 2024

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$143.5	$188.9
Restructuring liabilities	64.7	69.8
Accrued income taxes	63.8	40.3
Accrued advertising and promotion	59.1	64.1
Taxes other than income taxes payable	56.5	69.0
Accrued property, plant and equipment	36.3	65.4
Fair value derivatives	13.6	9.5
Accrued rent	9.1	9.2
Accrued interest payable	8.2	8.3
Short-term debt	6.1	5.5
Other	133.8	136.2
Total other accrued liabilities	$594.7	$666.2

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
NOTE 6: DEBT
The following table presents the Company’s debt:

	March 2, 2025	December 1, 2024

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$492.0	$498.8
3.50% senior notes due 2031	495.4	495.2
Total long-term debt	$987.4	$994.0
Short-term debt
Short-term borrowings	6.1	5.5
Total debt	$993.5	$999.5

Senior Revolving Credit Facility
As of March 2, 2025, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $792.6 million at March 2, 2025, as the total availability of $813.3 million was reduced by $20.7 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended March 2, 2025 was 4.23%, as compared to 3.91% during the same period of 2024.
NOTE 7: RESTRUCTURING ACTIVITIES
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
For the three months ended March 2, 2025, the Company recognized restructuring charges of $6.7 million in connection with Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs and asset impairments. These charges were recorded in “Restructuring charges, net” in the consolidated statements of operations. As of March 2, 2025, the restructuring liability was $85.6 million, with $64.7 million and $20.9 million classified as “Other accrued liabilities” and “Long-term employee related benefits and other liabilities”, respectively, within the Company’s consolidated balance sheet.
The Company also recognized $3.1 million of restructuring related charges during the three months ended March 2, 2025, primarily consisting of consulting fees, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
For the three months ended February 25, 2024, the Company recognized net restructuring charges of $113.1 million consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans. These charges were recorded in “Restructuring charges, net” in the consolidated statements of operations.
The Company also recognized $10.1 million of restructuring related charges during the three months ended February 25, 2024, primarily consulting fees, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category. The charges were recorded in “Selling, general and administrative expenses” in the consolidated statements of operations.
The following tables summarize the activities associated with restructuring liabilities for the periods presented. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations.

	Three Months Ended March 2, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				March 2, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$3.9	$(23.5)	$(0.3)	$63.8
Contract termination costs and other	20.7	1.7	(0.5)	(0.1)	21.8
Total	$104.4	$5.6	$(24.0)	$(0.4)	$85.6
_____________
(1)Excludes $0.8 million in stock compensation related charges recorded in Additional paid-in capital and $2.1 million recorded in Property, plant and equipment, net related to impairment charges associated with the closure of distribution centers. Includes $1.8 million of Dockers® restructuring costs reported as discontinued operations.

	Three Months Ended February 25, 2024
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 26, 2023				February 25, 2024

	(Dollars in millions)
Severance and employee-related benefits	$17.8	$113.4	$(8.4)	$0.2	$123.0
Contract termination costs and other	0.2	—	(0.1)	(0.1)	—
Total	$18.0	$113.4	$(8.5)	$0.1	$123.0
_____________
(1)Excludes $2.0 million in stock compensation related charges recorded in Additional paid-in capital and $0.8 million in operating lease termination. Includes $3.1 million of Dockers® restructuring costs reported as discontinued operations.
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
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of March 2, 2025, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
NOTE 9: DIVIDENDS
Dividends are declared at the discretion of the Board. In January 2025 and 2024, the Company declared cash dividends of $0.13 and $0.12 per share, respectively, to holders of record of its Class A and Class B common stock. During the three months ended March 2, 2025, dividends were paid in the amount of $51.4 million compared to $47.9 million for the same prior-year period.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, the Board declared a cash dividend of $0.13 per share to holders of record of its Class A and Class B common stock at the close of business on April 24, 2025, for a total quarterly dividend of approximately $51 million.
NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended March 2, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at December 1, 2024	$(141.2)	$(9.0)	$(284.3)	$(434.5)
Other comprehensive (loss) income before reclassifications	(0.5)	9.0	(5.4)	3.1
Amounts reclassified from accumulated other comprehensive loss	1.8	2.4	—	4.2
Net increase (decrease) in other comprehensive (loss) income	1.3	11.4	(5.4)	7.3
Accumulated other comprehensive loss at March 2, 2025	$(139.9)	$2.4	$(289.7)	$(427.2)
___________
(1)Amounts reclassified were recorded in “Other expense, net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025

	Three Months Ended February 25, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 26, 2023	$(153.2)	$(42.0)	$(195.7)	$(390.9)
Other comprehensive (loss) income before reclassifications	(0.5)	0.4	(5.6)	(5.7)
Amounts reclassified from accumulated other comprehensive loss	2.0	11.3	—	13.3
Net increase (decrease) in other comprehensive income (loss)	1.5	11.7	(5.6)	7.6
Accumulated other comprehensive loss at February 25, 2024	$(151.7)	$(30.3)	$(201.3)	$(383.3)
_____________
(1)Amounts reclassified were recorded in “Other expense, net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended March 2, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$422.2	$170.2	$135.0	$11.9	$739.3
Direct-to-consumer	360.8	230.3	173.1	23.3	787.5
Total net revenues	$783.0	$400.5	$308.1	$35.2	$1,526.8

	Three Months Ended February 25, 2024
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$407.8	$207.0	$132.3	$11.3	$758.4
Direct-to-consumer	328.0	216.5	156.5	20.8	721.8
Total net revenues	$735.8	$423.5	$288.8	$32.1	$1,480.2
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of March 2, 2025 and December 1, 2024.
NOTE 12: INCOME TAXES
The Company’s effective income tax rate was 20.6% for the three months ended March 2, 2025, compared to 15.9% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily driven by an unfavorable impact of stock-based compensation as a proportion to pre-tax earnings, as well as a lower tax deduction from foreign-derived intangible income.
The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact to our tax provision for the three months ended March 2, 2025. We will continue to evaluate the impact of legislative changes as additional guidance becomes available.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
NOTE 13: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$140.2	$(9.8)
Net income (loss) from discontinued operations, net of taxes	(5.2)	(0.8)
Net income (loss)	$135.0	$(10.6)
Denominator:
Weighted-average common shares outstanding - basic	396,576,662	398,941,172
Dilutive effect of stock awards	3,469,720	—
Weighted-average common shares outstanding - diluted	400,046,382	398,941,172
Earnings (loss) per common share:
Continuing operations - Basic	$0.35	$(0.03)
Discontinued operations - Basic	(0.01)	—
Net income (loss) - Basic	$0.34	$(0.03)

Continuing operations - Diluted	$0.35	$(0.03)
Discontinued operations - Diluted	(0.01)	—
Net income (loss) - Diluted	$0.34	$(0.03)
Anti-dilutive securities excluded from calculation of diluted earnings (loss) per share	3,911,185	—
Diluted net earnings (loss) per common share for the three months ended February 25, 2024 excluded all potentially dilutive securities because there was a net loss for the period and, as such, the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per common share were 15.9 million shares for the three months ended February 25, 2024.
NOTE 14: RELATED PARTIES
Michelle Gass (President and Chief Executive Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. During the three months ended March 2, 2025, the Company donated $4.4 million to the Levi Strauss Foundation as compared to $4.8 million for the same prior-year period. During the three months ended March 2, 2025, the Company recognized expenses related to their donation commitments of $0.8 million as compared to $2.0 million for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2025
NOTE 15: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands. The Beyond Yoga® business is managed separately. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand with operations winding down during fiscal year 2024 and into 2025. The wind down of Denizen® brand operations was substantially complete at March 2, 2025. At the end of the first quarter of 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. Accordingly, the Company classified the Dockers® business as discontinued operations in its consolidated statements of operations for all periods presented and excluded the business from segment results for all periods presented. See Note 2. “Discontinued Operations”.
The Company considers its chief executive officer to be its chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
Net revenues:
Americas	$783.0	$735.8
Europe	400.5	423.5
Asia	308.1	288.8
Total segment net revenues	1,491.6	1,448.1
Beyond Yoga®	35.2	32.1
Total net revenues	$1,526.8	$1,480.2
Income (loss) from continuing operations before income taxes:
Americas	$169.7	$132.4
Europe	102.4	103.5
Asia	57.9	48.5
Total segment operating income	330.0	284.4
Beyond Yoga operating (loss) income	(3.1)	(0.9)
Restructuring charges, net(1)	(6.7)	(113.1)
Corporate expenses(2)	(128.6)	(169.8)
Interest expense	(10.9)	(10.0)
Other expense, net(2)	(4.1)	(2.3)
Income (loss) from continuing operations before income taxes	$176.6	$(11.7)
____________
(1)Restructuring charges, net for the three months ended March 2, 2025 consisted primarily of severance and other post-employment benefit charges, and asset impairment and contract termination costs in connection with Project Fuel.
Restructuring charges, net for the three months ended February 25, 2024 consisted primarily of severance and other post-employment benefit charges in connection with Project Fuel.
(2)$3.1 million benefit related to incentive compensation for the Dockers business was reclassified from Corporate expenses to SG&A within discontinued operations for the three months ended February 25, 2024.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 1, 2024, filed with the Securities and Exchange Commission on January 29, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. References to 2024 and 2025 below in this section are references to our fiscal years ending in December 2024 and November 2025, respectively, unless otherwise indicated. See “Financial Information Presentation - Fiscal Year.”
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand with operations winding down during fiscal year 2024 and into 2025. The wind down of Denizen® brand operations was substantially complete at March 2, 2025. In the fourth quarter of 2024, we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. As discussed in the Project Fuel section in this Management’s Discussion and Analysis, the Dockers® business was held for sale at the end of the first quarter of 2025 and reported as discontinued operations in the consolidated statements of operations for all periods presented. The current year and prior year metrics below exclude the impact of Dockers®.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of March 2, 2025, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of March 2, 2025, we had 1,169 company-operated stores located in 39 countries and approximately 510 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 69% and 66% of our total units sold in the first three months of 2025 and 2024, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 28% and 27% of our total units sold in the first three months of 2025 and 2024, respectively. The remainder of our products are footwear and accessories. Men’s products generated 61% and 62% of our net revenues in the first three months of 2025 and 2024, respectively. Women’s products generated 38% and 37% of our net revenues in the first three months of 2025 and 2024, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 35% of our net revenues in the first three months of both 2025 and 2024.
Our Europe and Asia businesses, collectively, contributed 46% and 48% of our net revenues in the first three months of 2025 and 2024, respectively. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 57% and 59% of our net revenues in the first three months of 2025 and 2024, respectively. Sales of Levi’s® brand products represented approximately 94% of our net revenues in the first three months of both 2025 and 2024.
Our wholesale channel generated 48% and 51% of our net revenues in the first three months of 2025 and 2024, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 7% of our net revenues in the first three months of both 2025 and 2024. Our DTC channel generated 52% and 49% of our net revenues in the first three months of 2025 and 2024, respectively, with our company operated e-commerce business representing 24% and 23% of DTC channel net revenues in the first three months of 2025 and 2024, respectively, and 12% and 11% of total net revenues in the first three months of 2025 and 2024, respectively.
Tariffs
On April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact. We expect these new tariffs to have a material impact on our results of operations in fiscal year 2025.
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
The Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which has resulted and will continue to result in the sale, lease or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers. We incurred additional restructuring charges of $6.7 million and restructuring related charges of $3.1 million in the first quarter of 2025, which were included in “Restructuring charges, net” and “Selling, general and administrative expenses” (“SG&A”), respectively, in the consolidated statements of operations and we may incur additional significant restructuring and restructuring related charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.
In the fourth quarter of 2024, the Company announced it initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. The Company retained Bank of America as its financial advisor. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business with the target of completing a transaction in fiscal year 2025. At the end of the first quarter of 2025, the Dockers® business was held for sale and reported as discontinued operations in the consolidated statements of operations for all periods presented.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Inflation and other macroeconomic pressures in the U.S. and the global economy such as energy prices, potential new tariffs and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on our revenues, operating margins and net income (loss). These trends historically have impacted and may impact our future financial results, affecting revenue, operating margins and net income (loss).

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
•Foreign currencies continue to be volatile, with the volatility increasing due to the imposition of and changing policies around tariffs. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro and Mexican Peso, has in the past and may in the future negatively impact our financial results, revenue, operating margins and net income (loss).
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
For additional information regarding these risks, as well as other risks we face, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 1, 2024.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2024, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the year.

Our First Quarter 2025 Results
•Net revenues. Consolidated net revenues increased 3.1% on a reported basis and 8.6% on an organic net revenues basis compared to the first quarter of 2024 reflecting net revenue growth across the Americas and Asia regions and in our DTC channel. Organic net revenues excludes the impact on net revenues of the footwear and Denizen® divestitures from the first quarter of 2024.
•Net income (loss) from continuing operations. We recognized consolidated net income from continuing operations of $140.2 million, compared to a net loss from continuing operations of $9.8 million in the first quarter of 2024. The increase was primarily due to lower restructuring charges and corporate expenses in connection with Project Fuel and an increase in gross profit driven by higher revenues and gross margins. Operating margin was 12.5%, up from 0.04% in the first quarter of 2024.
•Adjusted EBIT. Compared to the first quarter of 2024, Adjusted EBIT increased 47.2% to $204.0 million from $138.6 million. The increase is due to higher gross profit described above and lower Adjusted SG&A expenses as a percentage of net revenues. As a result, Adjusted EBIT margin was 13.4%, 400 basis points higher than the first quarter of 2024 on a reported basis, and 440 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first quarter of 2024, Adjusted net income increased to $150.0 million from $100.4 million. The increase is due to higher Adjusted EBIT as described above.
•Diluted earnings (loss) per share from continuing operations. We recognized diluted earnings per share from continuing operations of $0.35, compared diluted loss per share from continuing operations of $0.03 in the first quarter of 2024. Currency translation did not have a significant impact on diluted earnings per share.
•Adjusted diluted earnings per share. Compared to the first quarter of 2024, Adjusted diluted earnings per share increased to $0.38 from $0.25, mainly due to the higher Adjusted net income described above. Currency translation did not have a significant impact on Adjusted diluted earnings per share.
For more information on Organic net revenues, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with GAAP, and reconciliations of such measures to net income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations, see “Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal year 2025 is a 52-week year, ending on November 30, 2025 and fiscal year 2024 was a 53-week year, ending on December 1, 2024. Each quarter of fiscal years 2025 and 2024 consists of 13 weeks, with the exception of the fourth quarter of 2024, which consisted of 14 weeks.
Segments.    Our Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Beyond Yoga® business is managed separately.
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

•Selling expenses reflected in SG&A include, among other things, all occupancy costs and depreciation associated with our company-operated stores and commissions associated with our company-operated shop-in-shops, as well as costs associated with our e-commerce operations.
•We reflect substantially all distribution costs in SG&A, for both our DTC and wholesale channels, including costs related to receiving and inspection at distribution centers, warehousing, shipping to our customers, handling, and certain other activities associated with our distribution network.
Discontinued operations.    At the end of the first quarter of 2025 the Dockers® business was held for sale and reported as discontinued operations in the consolidated statements of operations for all periods presented.

Results of Operations
The following table summarizes, for the periods indicated, our consolidated statements of operations, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)	March 2, 2025 % of Net Revenues	February 25, 2024 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,526.8	$1,480.2	3.1%	100.0%	100.0%
Cost of goods sold	579.2	610.4	(5.1)%	37.9%	41.2%
Gross profit	947.6	869.8	8.9%	62.1%	58.8%
Selling, general and administrative expenses	749.3	756.1	(0.9)%	49.1%	51.1%
Restructuring charges, net	6.7	113.1	(94.1)%	0.4%	7.6%
Operating income	191.6	0.6	*	12.5%	—%
Interest expense	(10.9)	(10.0)	(9.0)%	(0.7)%	(0.7)%
Other expense, net	(4.1)	(2.3)	(78.3)%	(0.3)%	(0.2)%
Income (loss) from continuing operations before income taxes	176.6	(11.7)	*	11.6%	(0.8)%
Income tax expense (benefit)	36.4	(1.9)	*	2.4%	(0.1)%
Net income (loss) from continuing operations	140.2	(9.8)	*	9.2%	(0.7)%
Net income (loss) from discontinued operations, net of taxes	(5.2)	(0.8)	*	(0.3)%	(0.1)%
Net income (loss)	$135.0	$(10.6)	*	8.8%	(0.7)%
Earnings (loss) per common share:
Continuing operations - Basic	$0.35	$(0.03)	*	*	*
Discontinued operations - Basic	(0.01)	—	*	*	*
Net income (loss) - Basic	$0.34	$(0.03)	*	*	*

Continuing operations - Diluted	$0.35	$(0.03)	*	*	*
Discontinued operations - Diluted	(0.01)	—	*	*	*
Net income (loss) - Diluted	$0.34	$(0.03)	*	*	*
Weighted-average common shares outstanding (in millions):
Basic	396.6	398.9	(0.6)%	*	*
Diluted	400.0	398.9	0.3%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and organic net revenues basis from period to period.

	Three Months Ended
			% Increase (Decrease)
	March 2, 2025	February 25, 2024	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$783.0	$735.8	6.4%	11.1%
Europe	400.5	423.5	(5.4)%	2.9%
Asia	308.1	288.8	6.7%	10.0%
Total Levi’s Brands net revenues	1,491.6	1,448.1	3.0%	8.5%
Beyond Yoga®	35.2	32.1	9.8%	9.8%
Total net revenues	$1,526.8	$1,480.2	3.1%	8.6%

Net revenues by channel:
Wholesale	$739.3	$758.4	(2.5)%	4.7%
DTC	787.5	721.8	9.1%	12.5%
Total net revenues	$1,526.8	$1,480.2	3.1%	8.6%

Levi’s Brands net revenues:
Levi’s®	$1,432.8	$1,385.9	3.4%	8.2%
Levi Strauss SignatureTM	56.5	47.7	18.4%	18.9%
Denizen®	2.3	14.5	(84.1)%	*
Total Levi’s Brands net revenues	$1,491.6	$1,448.1	3.0%	8.5%
______________
* Not meaningful

Total net revenues increased on both a reported and organic net revenues basis for the three-month period ended March 2, 2025, as compared to the same period in 2024. Currency translation affected net revenues unfavorably by approximately $46 million. The divestitures of the Denizen® business and footwear category impacted net revenues unfavorably by $11.9 million and $16.0 million, respectively.
Americas.    Net revenues in the Americas increased for the three-month period ended March 2, 2025 on both reported and organic net revenues basis. Currency translation affected net revenues unfavorably by approximately $19 million for the three-month period ended March 2, 2025.
Organic net revenues increased for the three-month period ended March 2, 2025, compared to the prior-year period, driven by growth in our DTC and wholesale channels. The increase in DTC revenue was attributable to growth across all markets, led by the U.S. and Latin America, driven by both store performance and store expansion. We benefited from 45 more company-operated stores in operation in the Americas as of March 2, 2025, as compared to February 25, 2024. E-commerce organic net revenues also increased, primarily due to higher online traffic and conversion. Wholesale revenue increased primarily due to higher volume in the U.S., including from door and category expansion. Additionally, Colombia, which we acquired at the start of the second quarter of 2024, contributed $14 million to this quarter’s net revenue growth.
Europe.    On a reported basis, net revenues in Europe decreased for the three-month period ended March 2, 2025. On an organic net revenues basis, net revenues increased for the three-month period ended March 2, 2025. Currency translation affected net revenues unfavorably by approximately $18 million for the three-month period ended March 2, 2025.
Organic net revenues increased for the three-month period ended March 2, 2025, compared to the prior-year quarter, due to growth in our DTC channel partially offset by lower wholesale channel revenue. The increase in DTC channel organic net revenues was primarily due to store performance, store expansion, and higher e-commerce revenues due to higher traffic and fewer returns. There were 9 more company-operated stores in operation in Europe as of March 2, 2025 as compared to

February 25, 2024. The decrease in wholesale organic net revenues was primarily due to decreased shipping in connection with the transition to the distribution center in Dorsten, Germany partially offset by orders for upcoming seasons.
Asia.    Net revenues in Asia increased for the three-month period ended March 2, 2025 on both reported and organic net revenues basis. Currency translation affected net revenues unfavorably by approximately $9 million for the three-month period ended March 2, 2025 .
Organic net revenues for the three-month period ended March 2, 2025, as compared to the prior-year quarter, increased from growth in both our DTC and wholesale channels across most markets including the impact of price increases in Turkey, India and South Africa. The growth in DTC revenue was due primarily to store expansion and strong performance in our company-operated stores as a result of increased volume driven by higher traffic. We benefited from 37 more company-operated stores in operation in Asia as of March 2, 2025 as compared to February 25, 2024. The increase in wholesale revenue was primarily due to an increase in units sold.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis for the three-month period ended March 2, 2025. Currency translation did not have an impact on net revenues. Organic net revenues grew across both our DTC and wholesale channels. The growth in our DTC channel was primarily due to growth in e-commerce.
Net revenues by channel
Wholesale.    On a reported basis, net revenues in our wholesale channel decreased for the three-month period ended March 2, 2025 compared with the prior-year period. On an organic net revenues basis, net revenues increased for the three-month period ended March 2, 2025. Currency translation affected net revenues unfavorably by approximately $24 million. The increase in organic net revenues was driven by higher volume, primarily in the Americas, partially offset by decreased shipping in connection with the transition to the distribution center in Dorsten, Germany.
DTC (Direct to Consumer).    Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the three-month period ended March 2, 2025, with currency translation affecting net revenues unfavorably by approximately $22 million. The increase was driven by store performance across mainline and outlet stores, as well as e-commerce. Our U.S. DTC business for the three-month period grew 8%. For the three-month period ended March 2, 2025 net revenues from e-commerce grew 13%, driven by growth across the Levi’s® brands. As a percentage of net revenues for the three-month period ended March 2, 2025, DTC comprised 52% of total net revenues.
Levi’s Brands net revenues
Levi’s®. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis, with currency translation affecting net revenues unfavorably by approximately $45 million. The increase was a result of higher revenue in our DTC channel, due to improved store performance and store expansion and higher e-commerce traffic, and an increase in wholesale revenues, primarily in in the Americas, due to higher volume.
Levi Strauss Signature™. Net revenues for the Levi Strauss Signature™ brand increased on both a reported and organic net revenues basis. Currency translation did not have a significant impact on net revenues. The increase is due to more units sold.
Denizen®. Net revenues decreased on a reported basis due to the exit of the brand which was largely complete by March 2, 2025. Currency translation did not have a significant impact on net revenues.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,526.8	$1,480.2	3.1%
Cost of goods sold	579.2	610.4	(5.1)%
Gross profit	$947.6	$869.8	8.9%
Gross margin	62.1%	58.8%

Currency translation impacted gross profit unfavorably by approximately $27 million for the three-month period ended March 2, 2025.
For the three-month period ended March 2, 2025, the increase in gross margin was primarily driven by lower product costs, favorable channel and brand mix, and higher full priced sales. Additionally, gross margin increased approximately 40 basis points as a result of currency exchange, including transaction impacts.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)	March 2, 2025	February 25, 2024
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$330.1	$331.2	(0.3)%	21.6%	22.4%
Advertising and promotion	83.4	81.3	2.6%	5.5%	5.5%
Distribution	114.8	93.0	23.4%	7.5%	6.3%
Other	221.0	250.6	(11.8)%	14.5%	16.9%
Total SG&A	$749.3	$756.1	(0.9)%	49.1%	51.1%
______________
* Not meaningful
Currency translation impacted SG&A favorably by approximately $17 million for the three-month period ended March 2, 2025.
Selling.   Currency translation impacted selling expenses favorably by approximately $10 million for the three-month period ended March 2, 2025. Excluding the effects of currency, the increase in selling expenses for the three-month period ended March 2, 2025 was primarily due to DTC business expansion in the current year as compared to the prior-year period. This was offset by e-commerce related fulfillment costs that are now included as distribution expenses.
Advertising and promotion. Currency translation impacted advertising and promotion expenses favorably by approximately $2 million for the three-month period ended March 2, 2025. The increase in advertising and promotion expenses for the three-month period ended March 2, 2025 was primarily due to increased media spending, primarily in the United States.
Distribution.   Currency translation impacted distribution expenses favorably by approximately $2 million for the three-month period ended March 2, 2025. The increase in distribution expenses was primarily due to higher spend in support of both our DTC and wholesale businesses, including costs to transition to third-party distribution centers in Groveport, Ohio and Dorsten, Germany. E-commerce related fulfillment costs of $11.0 million, previously included in selling expenses, are now reflected in distribution expense.

Other.   Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation impacted other costs favorably by approximately $3 million for the three-month period ended March 2, 2025. The decrease in other costs for the three-month period ended March 2, 2025 was primarily due to a decrease in restructuring related charges which totaled $3.1 million, primarily consulting fees in connection with Project Fuel, as well as lower goodwill impairment charges which totaled $2.5 million. During the three-month period ended February 25, 2024, the Company recognized $10.1 million of restructuring related charges, primarily consulting fees, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
Restructuring charges, net
During the three-month period ended March 2, 2025, we recognized restructuring charges of $6.7 million, in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments. During the three-month period ended February 25, 2024, restructuring charges, net of $113.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)	March 2, 2025		February 25, 2024
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income (loss):
Levi’s Brands:
Americas	$169.7	$132.4	28.2%	21.7%		18.0%
Europe	102.4	103.5	(1.1)%	25.6%		24.4%
Asia	57.9	48.5	19.5%	18.8%		16.8%
Total Levi’s Brands operating income	330.0	284.4	16.0%	22.1%		19.6%
Beyond Yoga® operating income (loss)	(3.1)	(0.9)	*	(8.7)%		(2.9)%
Restructuring charges, net	(6.7)	(113.1)	94.1%	(0.4)%	❖	(7.6)%
Corporate expenses	(128.6)	(169.8)	24.3%	(8.4)%	❖	(11.5)%
Total operating income	$191.6	$0.6	*	12.5%	❖	—%
Operating margin	12.5%	—%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation impacted total operating income unfavorably by approximately $10 million for the three-month period ended March 2, 2025, respectively.

Levi’s Brands operating income.
•Americas.  Currency translation had an unfavorable impact of approximately $3 million for the three-month period ended March 2, 2025. The increase in operating income for the three-month period ended March 2, 2025 was primarily due to higher revenues and higher gross margins as compared to the prior-year period. A decrease in SG&A as a percent of revenue also contributed to the increase in operating income in the three-month period ended March 2, 2025 compared to the prior-year period.
•Europe.   Currency translation had an unfavorable impact of approximately $6 million for the three-month period ended March 2, 2025. Excluding the effects of currency, operating income increased for the three months ended March 2, 2025 compared with the prior year primarily due to higher gross margins partially offset by lower revenues and an increase in SG&A as a percent of revenue.
•Asia.   Currency translation had an unfavorable impact of approximately $2 million for the three-month period ended March 2, 2025. Operating income increased primarily due to higher net revenues and gross margins for the three-month period ended March 2, 2025, as compared to the prior-year period.
Beyond Yoga® operating loss. Currency translation did not have an impact for the three-month period ended March 2, 2025. The increase in operating loss for the three-month period ended March 2, 2025 as compared to the prior-year period was primarily due to higher SG&A as a percent of revenue and lower gross margins, partially offset by higher revenue.
Restructuring charges, net. Currency translation did not have a significant impact for the three-month period ended March 2, 2025. During the three-month period ended March 2, 2025, we recognized restructuring charges of $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
During the three-month period ended February 25, 2024, we recognized restructuring charges of $113.1 million, respectively, in connection with Project Fuel consisting primarily of severance and post-employment benefit charges.
Corporate.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact for the three-month period ended March 2, 2025.
The decrease in corporate expenses for the three-month period ended March 2, 2025 was primarily due to lower global sourcing costs, a decrease in restructuring related charges which totaled $3.1 million, primarily consulting fees in connection with Project Fuel, as well as goodwill impairment of $2.5 million. During the three-month period ended February 25, 2024, the Company recognized restructuring-related charges of $10.1 million, primarily consulting fees, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category.
Interest expense
Interest expense was $10.9 million for the three-month period ended March 2, 2025 as compared to $10.0 million in the prior-year period.
Our weighted-average interest rate on average borrowings outstanding during the three-month period ended March 2, 2025 was 4.23% as compared to 3.91% during the comparable period in 2024.
Other expense, net
For the three-month period ended March 2, 2025, we recorded other expense of $4.1 million as compared to $2.3 million in the prior-year period. The increase in other expense for the three-month period ended March 2, 2025 was primarily due to the recognition of foreign exchange management losses of $10.8 million compared to losses of $0.1 million in the prior year partially offset by the recognition of foreign currency transaction gains of $2.2 million compared to transaction losses of $4.0 million in the prior year. We also recognized marketable securities losses of $5.2 million compared to gains of $3.7 million in the prior year, as well as deferred compensation income of $4.9 million compared to expense of $6.8 million in the prior year.
Income tax expense (benefit)
Our effective income tax rate was 20.6% for the three months ended March 2, 2025, compared to 15.9% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily driven by an unfavorable impact of stock-based compensation as a proportion to pre-tax earnings, as well as a lower tax deduction from foreign-derived intangible income.

Discontinued operations
Discontinued operations consists of the operations of our Dockers® business. See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
Liquidity and Capital Resources
Liquidity outlook
We believe we will have adequate liquidity over the next 12 months and in the longer term to operate our business and to meet our cash requirements. Over the long term, we plan to deploy capital across all four of our capital allocation priorities: (1) to reinvest 3.5-4% of our revenue in capital, including high growth investment opportunities and initiatives, to grow our business organically, (2) to return capital to our stockholders in the form of cash dividends, with a dividend payout ratio target of 25-35% of net income, (3) to pursue high return on investment acquisitions, both organic and inorganic, that support our current strategies, and (4) to repurchase shares with the goal of offsetting dilution or opportunistic buybacks or both, while maintaining an adequate public float of our shares. Our aim is to return 55-65% of our Adjusted free cash flow to stockholders in the form of dividends and share repurchases. We continue to concentrate our capital investments in new stores, distribution capacity and technology to accelerate the profitable growth of our business. For more information on our calculation of Adjusted free cash flow, a non-GAAP financial measure, see “Non-GAAP Financial Measures.”
Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our Board may deem relevant.
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
As of March 2, 2025, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $792.6 million, and our total availability of $813.3 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $20.7 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $574.4 million and short-term investments of $4.0 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.4 billion. Of our $574.4 million in cash and cash equivalents, approximately $359.9 million was held by foreign subsidiaries.
Cash uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to our pension plans and payments for postretirement health benefit plans, payment of taxes resulting from net settlement of shares issued under our equity incentive plans and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
During the three months ended March 2, 2025, we repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market.
In April 2025, a cash dividend of $0.13 per share was declared to holders of record of our Class A and Class B common stock at the close of business on April 24, 2025. The cash dividend will be payable on May 9, 2025, for a total quarterly dividend of approximately $51 million.

Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
Cash provided by operating activities	$52.5	$286.0
Cash used for investing activities	(71.1)	(71.7)
Cash used for financing activities	(97.5)	(94.5)
Cash and cash equivalents at period end	574.4	516.7
Cash flows from operating activities
Cash provided by operating activities was $52.5 million for the three-month period ended March 2, 2025, as compared to $286.0 million for the comparable period in 2024. The decrease in cash provided by operating activities is primarily driven by higher spending on inventory, higher annual incentive payments, and SG&A expenses.
Cash flows from investing activities
Cash used for investing activities was $71.1 million for the three-month period ended March 2, 2025, as compared to $71.7 million for the comparable period in 2024. Capital expenditures in 2025 were slightly lower than the comparable period in 2024, partially offset by payments to acquire short-term investments in 2025.
Cash flows from financing activities
Cash used for financing activities was $97.5 million for the three-month period ended March 2, 2025, as compared to $94.5 million for the comparable period in 2024. Cash used in 2025 primarily reflects dividend payments of $51.4 million, common stock repurchases of $30.0 million, and tax withholdings on equity awards of $18.3 million. Cash used in 2024 primarily reflects dividend payments of $47.9 million, common stock repurchases of $25.0 million, and tax withholdings on equity awards of $15.3 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $993.5 million as of March 2, 2025, 100% was fixed rate debt. As of March 2, 2025, our required aggregate debt principal payments on our unsecured long-term debt were $993.9 million, with payments starting in 2027. Short-term borrowings of $6.1 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of March 2, 2025.

Non-GAAP Financial Measures
Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin and Adjusted Diluted Earnings per Share
In the table below, we define non-GAAP measures. Because the results of our Dockers® business are classified as discontinued operations, those results are not reflected in our non-GAAP measures.

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative (“SG&A”) expenses	Adjusted SG&A	SG&A expenses excluding goodwill impairment charges, restructuring related charges, severance and other, net and acquisition and integration related charges
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income (loss) from continuing operations	Adjusted EBIT
Net income (loss) from continuing operations excluding income tax expense (benefit), interest expense, other expense, net, goodwill impairment charges, restructuring charges, net, restructuring related charges, severance and other, net and acquisition and integration related charges

Net income (loss) margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income (loss) from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income (loss) from continuing operations	Adjusted net income
Net income (loss) from continuing operations excluding goodwill impairment charges, restructuring charges, net, restructuring related charges, severance and other, net, and acquisition and integration related charges adjusted to give effect to the income tax impact of such adjustments

Net income (loss) margin from continuing operations	Adjusted net income margin	Adjusted net income as a percentage of net revenues
Diluted earnings (loss) per share from continuing operations	Adjusted diluted earnings per share	Adjusted net income per weighted-average number of diluted common shares outstanding
We believe Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income (loss) from continuing operations but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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
•Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share do not include all of the effects of income taxes and changes in income taxes reflected in net income (loss) from continuing operations.
Because of these limitations, all of these non-GAAP financial measures should be considered along with net income (loss) from continuing operations and other operating and financial performance measures prepared and presented in accordance with GAAP. The following tables present reconciliations of historic non-GAAP financial measures to their most comparable GAAP financial measure. A reconciliation of forward-looking non-GAAP information to the corresponding GAAP measures cannot be provided without unreasonable efforts due to the challenge in quantifying various items including, but not limited to, the effects of foreign currency fluctuations, taxes and any future restructuring, restructuring-related severance and other charges.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$749.3	$756.1

Non-GAAP measure:
Selling, general and administrative expenses	$749.3	$756.1
Goodwill impairment charges(1)	(2.5)	(5.5)
Restructuring related charges, severance and other, net(2)	(3.2)	(15.4)
Acquisition and integration related charges(3)	—	(4.0)
Adjusted SG&A	$743.6	$731.2

SG&A margin	49.1%	51.1%
Adjusted SG&A margin	48.7%	49.4%
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month period ended February 25, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month period ended March 2, 2025, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.
For the three-month period ended February 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $10.1 million, other executive separation charges and legal settlements of $3.7 million and transaction and deal related costs of $1.0 million.
(3)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss) from continuing operations	$140.2	$(9.8)

Non-GAAP measure:
Net income (loss) from continuing operations	$140.2	$(9.8)
Income tax expense (benefit)	36.4	(1.9)
Interest expense	10.9	10.0
Other expense, net	4.1	2.3
Goodwill impairment charges(1)	2.5	5.5
Restructuring charges, net(2)	6.7	113.1
Restructuring related charges, severance and other, net(3)	3.2	15.4
Acquisition and integration related charges(4)	—	4.0
Adjusted EBIT	$204.0	$138.6
Depreciation and amortization	49.1	43.5
Adjusted EBITDA	$253.1	$182.1

Net income (loss) margin from continuing operations	9.2%	(0.7)%
Adjusted EBIT margin	13.4%	9.4%
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month period ended February 25, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month period ended March 2, 2025, restructuring charges, net includes $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
For the three-month period ended February 25, 2024, restructuring charges, net includes $113.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(3)	For the three-month period ended March 2, 2025, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.
For the three-month period ended February 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $10.1 million, other executive separation charges and legal settlements of $3.7 million and transaction and deal related costs of $1.0 million.
(4)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.

Adjusted Net Income:
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income (loss) from continuing operations	$140.2	$(9.8)

Non-GAAP measure:
Net income (loss) from continuing operations	$140.2	$(9.8)
Goodwill impairment charges(1)	2.5	5.5
Restructuring charges, net(2)	6.7	113.1
Restructuring related charges, severance and other, net(3)	3.2	15.4
Acquisition and integration related charges(4)	—	4.0
Tax impact of adjustments(5)	(2.6)	(27.8)
Adjusted net income	$150.0	$100.4

Net income (loss) margin from continuing operations	9.2%	(0.7)%
Adjusted net income margin	9.8%	6.8%
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month period ended February 25, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month period ended March 2, 2025, restructuring charges, net includes $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
For the three-month period ended February 25, 2024, restructuring charges, net includes $113.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(3)	For the three-month period ended March 2, 2025, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.
For the three-month period ended February 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $10.1 million, other executive separation charges and legal settlements of $3.7 million and transaction and deal related costs of $1.0 million.
(4)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(5)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings (loss) per share from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings (loss) per share from continuing operations	$0.35	$(0.03)

Non-GAAP measure:
Diluted earnings (loss) per share from continuing operations(1)	$0.35	$(0.03)
Goodwill impairment charges(2)	0.01	0.02
Restructuring charges, net(3)	0.02	0.28
Restructuring related charges, severance and other, net(4)	0.01	0.04
Acquisition and integration related charges(5)	—	0.01
Tax impact of adjustments(6)	(0.01)	(0.07)
Adjusted diluted earnings per share	$0.38	$0.25
_____________

(1)	For the three-month period ended February 25, 2024, 398.9 million shares were used in the calculation of diluted loss per share and 402.6 million were used in the calculation of adjusted diluted earnings per share. The dilutive effect of stock awards of 3.6 million were not included in the calculation of diluted loss per share as the inclusion of these securities would have been anti-dilutive.
(2)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month period ended February 25, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(3)	For the three-month period ended March 2, 2025, restructuring charges, net includes $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
For the three-month period ended February 25, 2024, restructuring charges, net includes $113.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(4)	For the three-month period ended March 2, 2025, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.
For the three-month period ended February 25, 2024, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $10.1 million, other executive separation charges and legal settlements of $3.7 million and transaction and deal related costs of $1.0 million.
(5)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(6)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted Free Cash Flow:
Adjusted free cash flow, a non-GAAP financial measure, includes net cash flow from operating activities less purchases of property, plant and equipment from continuing and discontinued operations. We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe Adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet, invest in future growth and return capital to stockholders.
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

	Three Months Ended
	March 2, 2025	February 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$52.5	$286.0
Net cash used for investing activities	(71.1)	(71.7)
Net cash used for financing activities	(97.5)	(94.5)

Non-GAAP measure:
Net cash provided by operating activities	$52.5	$286.0
Purchases of property, plant and equipment	(66.6)	(71.6)
Adjusted free cash flow	$(14.1)	$214.4

Organic Net Revenues and Constant-Currency:
We report our net revenues in accordance with GAAP, as well as on an organic net revenues basis in order to facilitate period-to-period comparisons of our revenues which excludes the impact of fluctuating foreign currency exchange rates from the change in reported net revenues, net revenues derived from business acquisitions or divestitures impacting the previous comparable reporting period and the estimated impact of any 53rd week. We report our operating results in accordance with GAAP, as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates. These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
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

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,526.8	$1,480.2	3.1%
Impact of foreign currency exchange rates	—	(45.9)
Net revenues from Denizen® divestiture	(2.3)	(14.2)
Net revenues from Footwear category divestiture	—	(16.0)
Organic net revenues	$1,524.5	$1,404.1	8.6%

Americas
As reported	$783.0	$735.8	6.4%
Impact of foreign currency exchange rates	—	(18.8)
Net revenues from Denizen® divestiture	(2.3)	(14.2)
Organic net revenues - Americas	$780.7	$702.8	11.1%

Europe
As reported	$400.5	$423.5	(5.4)%
Impact of foreign currency exchange rates	—	(18.4)
Net revenues from Footwear category divestiture	—	(16.0)
Organic net revenues - Europe	$400.5	$389.1	2.9%

Asia
As reported	$308.1	$288.8	6.7%
Impact of foreign currency exchange rates	—	(8.7)
Organic net revenues - Asia	$308.1	$280.1	10.0%

Beyond Yoga®
As reported	$35.2	$32.1	9.8%
Organic net revenues - Beyond Yoga®	$35.2	$32.1	9.8%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.

The table below sets forth the calculation of net revenues by channel on an organic net revenue basis for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)

	(Dollars in millions)
Total net revenues(1)
As reported	$1,526.8	$1,480.2	3.1%
Impact of foreign currency exchange rates	—	(45.9)
Net revenues from Denizen® divestiture	(2.3)	(14.2)
Net revenues from Footwear category divestiture	—	(16.0)
Organic net revenues	$1,524.5	$1,404.1	8.6%

Wholesale
As reported	$739.3	$758.4	(2.5)%
Impact of foreign currency exchange rates	—	(24.1)
Net revenues from Denizen® divestiture	(2.3)	(14.2)
Net revenues from Footwear category divestiture	—	(16.0)
Organic net revenues - Wholesale	$737.0	$704.1	4.7%

DTC
As reported	$787.5	$721.8	9.1%
Impact of foreign currency exchange rates	—	(21.8)
Organic net revenues - DTC	$787.5	$700.0	12.5%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.

The table below sets forth the calculation of net revenues by brand on an organic net revenue basis for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)

	(Dollars in millions)
Total Levi’s Brands net revenues(1)
As reported	$1,491.6	$1,448.1	3.0%
Impact of foreign currency exchange rates	—	(45.9)
Net revenues from Denizen® divestiture	(2.3)	(14.2)
Net revenues from Footwear category divestiture	—	(16.0)
Organic net revenues	$1,489.3	$1,372.0	8.5%

Levi’s®
As reported	$1,432.8	$1,385.9	3.4%
Impact of foreign currency exchange rates	—	(45.4)
Net revenues from Footwear category divestiture	—	(16.0)
Organic net revenues - Levi’s®	$1,432.8	$1,324.5	8.2%

Levi Strauss SignatureTM
As reported	$56.5	$47.7	18.4%
Impact of foreign currency exchange rates	—	(0.2)
Organic net revenues - Levi Strauss SignatureTM	$56.5	$47.5	18.9%

Denizen®
As reported	$2.3	$14.5	(84.1)%
Impact of foreign currency exchange rates	—	(0.3)
Net revenues from Denizen® divestiture	(2.3)	(14.2)
Organic net revenues - Denizen®	$—	$—	*
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$204.0	$138.6	47.2%
Impact of foreign currency exchange rates	—	(9.7)	*
Constant-currency Adjusted EBIT	$204.0	$128.9	58.2%

Adjusted EBIT margin	13.4%	9.4%	42.6%
Impact of foreign currency exchange rates	—	(0.4)	*
Constant-currency Adjusted EBIT margin(2)	13.4%	9.0%	48.9%
_____________

(1)	Adjusted EBIT is reconciled from net income (loss) from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful
Constant-Currency Adjusted Net Income and Constant-Currency Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Three Months Ended
	March 2, 2025	February 25, 2024	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$150.0	$100.4	49.4%
Impact of foreign currency exchange rates	—	(5.4)	*
Constant-currency Adjusted net income	$150.0	$95.0	57.9%
Constant-currency Adjusted net income margin(2)	9.8%	6.6%

Adjusted diluted earnings per share	$0.38	$0.25	52.0%
Impact of foreign currency exchange rates	—	(0.01)	*
Constant-currency Adjusted diluted earnings per share	$0.38	$0.24	58.3%
_____________

(1)	Adjusted net income is reconciled from net income (loss) from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

Discontinued Operations - Dockers®
In the fourth quarter of 2024, we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the first quarter of 2025, we commenced a sale process of the Dockers® business with the target of completing a transaction in fiscal year 2025. As of March 2, 2025, we determined the Dockers® business met held for sale and discontinued operations accounting criteria. The supplemental table below includes our 2024 results recast for continuing and discontinued operations.

	Year Ended December 1, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full-Year

	(Dollars and shares in millions, except per share amounts) (Unaudited)
Net revenues	$1,480.2	$1,358.8	$1,443.1	$1,749.9	$6,032.0
Cost of goods sold	610.4	526.4	569.2	668.9	2,374.9
Gross profit	869.8	832.4	873.9	1,081.0	3,657.1
Selling, general and administrative expenses	750.6	756.4	726.4	858.5	3,091.9
Restructuring charges, net	113.1	55.1	3.4	14.0	185.6
Goodwill and other intangible asset impairment charges	5.5	—	111.4	—	116.9
Operating income	0.6	20.9	32.7	208.5	262.7
Interest expense	(10.0)	(10.3)	(10.1)	(11.4)	(41.8)
Other income (expense), net	(2.3)	0.4	(0.4)	(1.0)	(3.3)
Income (loss) from continuing operations before income taxes	(11.7)	11.0	22.2	196.1	217.6
Income tax expense (benefit)	(1.9)	(6.2)	(0.5)	15.8	7.2
Net income (loss) from continuing operations	(9.8)	17.2	22.7	180.3	210.4
Net income (loss) from discontinued operations, net of taxes	(0.8)	0.8	(2.0)	2.2	0.2
Net income (loss)	$(10.6)	$18.0	$20.7	$182.5	$210.6
Earnings (loss) per common share:
Continuing operations - Basic	$(0.03)	$0.04	$0.06	$0.45	$0.53
Discontinued operations - Basic	—	—	(0.01)	0.01	—
Net income (loss) - Basic	$(0.03)	$0.05	$0.05	$0.46	$0.53

Continuing operations - Diluted	$(0.03)	$0.04	$0.06	$0.45	$0.52
Discontinued operations - Diluted	—	—	—	0.01	—
Net income (loss) - Diluted	$(0.03)	$0.04	$0.05	$0.46	$0.52
Weighted-average common shares outstanding:
Basic	398.9	398.8	398.2	397.1	398.2
Diluted	398.9	402.9	402.4	401.0	402.4

The following table presents the results of discontinued operations for 2024:

	Year Ended December 1, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full-Year

	(Dollars and shares in millions, except per share amounts) (Unaudited)
Net revenues	$77.4	$82.4	$73.7	$89.8	$323.3
Cost of goods sold	40.7	43.1	36.9	43.8	164.5
Gross profit	36.7	39.3	36.8	46.0	158.8
Selling, general and administrative expenses	34.6	38.3	39.2	42.2	154.3
Restructuring charges, net	3.1	—	—	—	3.1
Net income (loss) from discontinued operations before income taxes	(1.0)	1.0	(2.4)	3.8	1.4
Income tax expense (benefit)	(0.2)	0.2	(0.4)	1.6	1.2
Net income (loss) from discontinued operations, net of taxes	$(0.8)	$0.8	$(2.0)	$2.2	$0.2

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of March 2, 2025, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2024 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact, foreign exchange counterparty exposures, the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "will be", "will continue", "will likely result", "may", "predicts", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 1, 2024, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•changes in general economic and financial conditions, inflationary pressures, tariff regimes, including newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
•potential increases in import tariffs or taxes, impacts from already implemented or announced tariffs, including newly imposed U.S. tariffs and any additional responsive non-U.S tariffs or additional U.S. tariffs, and the implementation of trade restrictions or sanctions;
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
We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under Part I, Item 1A – Risk

Factors of our Annual Report on Form 10-K for the fiscal year ended December 1, 2024, in our other filings with the SEC and in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended December 1, 2024, in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission. We suggest that this document be read in conjunction with our other filings with the U.S. Securities and Exchange Commission.
As used herein, "Levi Strauss", "Levi", "Levi’s”, "the company", "the Company", "we", "us", "our" and similar terms include Levi Strauss & Co. and its subsidiaries, unless the context indicates otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2024 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 2, 2025. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of March 2, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended March 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 1, 2024. There have been no material changes to our previously reported Risk Factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
December 2, 2024 - January 5, 2025	—	$—	—	$590,436,523
January 6, 2025 - February 2, 2025	105,314	19.19	105,314	$588,415,705
February 3, 2025 - March 2, 2025	1,520,838	18.40	1,520,838	$560,436,556
Total	1,626,152	$18.45	1,626,152
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
During the first quarter of 2025, we repurchased 1.6 million shares for $30.0 million, excluding any broker commissions. Such repurchases were made pursuant to the Company’s share repurchase program described above. Share repurchase authority was $560.4 million as of March 31, 2025.
(2)The average price paid per share excludes any broker commissions.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the first quarter ended March 2, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
David Jedrzejek Senior Vice President and General Counsel	Adopt	February 12, 2025	February 12, 2025 - February 11, 2026	Y	Up to 15,000 shares of Class A Common Stock
_____________
* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/21/2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	April 7, 2025		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)