Form 10-Q
period 2025-06-01
LEVI STRAUSS & CO
filed 2025-07-10
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of July 3, 2025, the registrant had 107,206,840 shares of Class A common stock, $0.001 par value per share and 288,447,601 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 1, 2025	December 1, 2024

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$653.6	$690.0
Short-term investments in marketable securities	83.1	—
Trade receivables, net	617.5	710.0
Inventories	1,248.9	1,131.3
Other current assets	220.7	211.7
Current assets held for sale	105.3	108.1
Total current assets	2,929.1	2,851.1
Property, plant and equipment, net	673.1	687.4
Goodwill	278.4	277.6
Other intangible assets, net	195.5	196.6
Deferred tax assets, net	824.3	798.5
Operating lease right-of-use assets, net	1,080.9	1,065.5
Other non-current assets	530.2	463.9
Non-current assets held for sale	21.7	34.9
Total assets	$6,533.2	$6,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$683.5	$663.4
Accrued salaries, wages and employee benefits	192.8	234.2
Accrued sales returns and allowances	194.6	193.4
Short-term operating lease liabilities	254.9	247.4
Other accrued liabilities	654.0	672.1
Total current liabilities	1,979.8	2,010.5
Long-term debt	1,033.7	994.0
Long-term operating lease liabilities	950.6	943.0
Long-term employee related benefits and other liabilities	479.1	457.5
Total liabilities	4,443.2	4,405.0

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 105,128,654 shares and 103,984,741 shares issued and outstanding as of June 1, 2025 and December 1, 2024, respectively; and 422,000,000 Class B shares authorized, 290,420,459 shares and 291,411,568 shares issued and outstanding, as of June 1, 2025 and December 1, 2024, respectively	0.4	0.4
Additional paid-in capital	762.0	732.6
Retained earnings	1,740.7	1,672.0
Accumulated other comprehensive loss	(413.1)	(434.5)
Total stockholders’ equity	2,090.0	1,970.5
Total liabilities and stockholders’ equity	$6,533.2	$6,375.5
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,446.0	$1,358.8	$2,972.8	$2,839.0
Cost of goods sold	540.2	526.4	1,119.4	1,136.8
Gross profit	905.8	832.4	1,853.4	1,702.2
Selling, general and administrative expenses	791.0	756.4	1,540.3	1,512.5
Restructuring charges, net	6.8	55.1	13.5	168.2
Operating income	108.0	20.9	299.6	21.5
Interest expense	(11.8)	(10.3)	(22.7)	(20.3)
Other income (expense), net	6.3	0.4	2.2	(1.9)
Income (loss) from continuing operations before income taxes	102.5	11.0	279.1	(0.7)
Income tax expense (benefit)	22.9	(6.2)	59.3	(8.0)
Net income from continuing operations	79.6	17.2	219.8	7.3
Net income (loss) from discontinued operations, net of taxes	(12.6)	0.8	(17.8)	—
Net income	$67.0	$18.0	$202.0	$7.3
Earnings (loss) per common share:
Continuing operations - Basic	$0.20	$0.05	$0.55	$0.02
Discontinued operations - Basic	(0.03)	—	(0.04)	—
Net income - Basic	$0.17	$0.05	$0.51	$0.02

Continuing operations - Diluted	$0.20	$0.04	$0.55	$0.02
Discontinued operations - Diluted	(0.03)	—	(0.04)	—
Net income - Diluted	$0.17	$0.04	$0.51	$0.02
Weighted-average common shares outstanding:
Basic	396,411,904	398,799,458	396,498,984	398,897,030
Diluted	399,048,949	402,907,212	400,106,225	402,972,543

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions) (Unaudited)
Net income	$67.0	$18.0	$202.0	$7.3
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	1.9	2.0	3.7	4.0
Derivative instruments gains (losses)	(79.3)	4.0	(64.8)	17.8
Foreign currency translation gains (losses)	93.1	4.5	86.3	(1.8)
Total other comprehensive income, before related income taxes	15.7	10.5	25.2	20.0
Income tax expense related to items of other comprehensive income	(1.6)	(1.9)	(3.8)	(3.8)
Comprehensive income, net of taxes	$81.1	$26.6	$223.4	$23.5

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 1, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at March 2, 2025	395.3	$0.4	$735.7	$1,725.6	$(427.2)	$2,034.5
Net income	—	—	—	67.0	—	67.0
Other comprehensive income, net of tax	—	—	—	—	14.1	14.1
Stock-based compensation and dividends, net	0.2	—	24.9	—	—	24.9
Employee stock purchase plan	0.1	—	1.6	—	—	1.6
Repurchase of common stock	—	—	—	(0.5)	—	(0.5)
Tax withholdings on equity awards	—	—	(0.2)	—	—	(0.2)
Cash dividends declared ($0.13 per share)	—	—	—	(51.4)	—	(51.4)
Balance at June 1, 2025	395.6	$0.4	$762.0	$1,740.7	$(413.1)	$2,090.0

	Six Months Ended June 1, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at December 1, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5
Net income	—	—	—	202.0	—	202.0
Other comprehensive income, net of tax	—	—	—	—	21.4	21.4
Stock-based compensation and dividends, net	1.6	—	44.2	—	—	44.2
Employee stock purchase plan	0.2	—	3.7	—	—	3.7
Repurchase of common stock	(1.6)	—	—	(30.5)	—	(30.5)
Tax withholdings on equity awards	—	—	(18.5)	—	—	(18.5)
Cash dividends declared ($0.26 per share)	—	—	—	(102.8)	—	(102.8)
Balance at June 1, 2025	395.6	$0.4	$762.0	$1,740.7	$(413.1)	$2,090.0

	Three Months Ended May 26, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at February 25, 2024	398.0	$0.4	$692.3	$1,666.7	$(383.3)	$1,976.1
Net income	—	—	—	18.0	—	18.0
Other comprehensive income, net of tax	—	—	—	—	8.6	8.6
Stock-based compensation and dividends, net	0.1	—	16.9	—	—	16.9
Employee stock purchase plan	0.1	—	1.9	—	—	1.9
Repurchase of common stock	(0.8)	—	—	(17.0)	—	(17.0)
Tax withholdings on equity awards	—	—	(3.1)	—	—	(3.1)
Cash dividends declared ($0.12 per share)	—	—	—	(47.7)	—	(47.7)
Balance at May 26, 2024	397.4	$0.4	$708.0	$1,620.0	$(374.7)	$1,953.7

	Six Months Ended May 26, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 26, 2023	397.3	$0.4	$686.7	$1,750.2	$(390.9)	$2,046.4
Net income	—	—	—	7.3	—	7.3
Other comprehensive income, net of tax	—	—	—	—	16.2	16.2
Stock-based compensation and dividends, net	2.2	—	35.5	—	—	35.5
Employee stock purchase plan	0.2	—	4.2	—	—	4.2
Repurchase of common stock	(2.3)	—	—	(41.9)	—	(41.9)
Tax withholdings on equity awards	—	—	(18.4)	—	—	(18.4)
Cash dividends declared ($0.24 per share)	—	—	—	(95.6)	—	(95.6)
Balance at May 26, 2024	397.4	$0.4	$708.0	$1,620.0	$(374.7)	$1,953.7

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 1, 2025	May 26, 2024

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$202.0	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.6	88.7
Property, plant, and equipment impairment, and early lease terminations, net	14.8	0.2
Gain on sale of assets	(8.5)	—
Stock-based compensation	44.2	35.5
Deferred income taxes	(17.2)	(43.6)
Other, net	7.6	9.0
Net change in operating assets and liabilities	(104.5)	451.7
Net cash provided by operating activities	238.0	548.8
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(106.1)	(111.8)
Net proceeds from sales of assets	22.3	—
Payment for business acquisition	—	(34.4)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, net	36.6	5.9
Payments to acquire short-term investments	(82.5)	—
Other investing activities, net	—	(1.1)
Net cash used for investing activities	(129.7)	(141.4)
Cash Flows from Financing Activities:
Repurchase of common stock	(30.5)	(41.9)
Tax withholdings on equity awards	(18.5)	(18.4)
Dividends to stockholders	(102.8)	(95.6)
Other financing activities, net	(0.6)	(7.0)
Net cash used for financing activities	(152.4)	(162.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7.7	(1.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	(36.4)	242.6
Beginning cash and cash equivalents	690.0	398.8
Ending cash and cash equivalents	$653.6	$641.4

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$50.5	$39.1
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	84.4	61.7
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
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
In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business. The transaction is subject to customary closing conditions and is expected to close on or around July 31, 2025 for the Dockers® intellectual property and operations in the U.S. and Canada, and on or around January 31, 2026, for the remaining Dockers® operations. Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented. See Note 2 “Discontinued Operations”. The Dockers® business is a separate operating segment historically presented in our financial statements under the caption of Other Brands.
The Company operates its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands. In the first quarter of 2024 the Company announced the strategic decision to discontinue the Denizen® brand with the wind down of operations substantially complete as of March 2, 2025. The Beyond Yoga® business, which is managed separately, does not meet the quantitative thresholds for reportable segments but is presented separately to increase transparency of performance.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended June 1, 2025 may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2025.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
Distribution Center Conversion
On June 6, 2024, the Company entered into an agreement to replace the Company’s legacy U.S. distribution centers with a new third party logistics center. The Company maintains certain rights over the warehouse, and warehouse equipment and technologies which resulted in an Operating lease right-of-use asset and lease liability of $30.6 million in “Operating lease right-of-use assets, net” and “Short-term Operating lease liabilities” and “Long-term Operating lease liabilities” balances and a Financing lease right-of-use asset and lease liability of $14.0 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets during 2024. In the first quarter of 2025, the Company recorded an additional Financing lease right-of-use asset and lease liability of $61.6 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.4 billion and $1.3 billion as of June 1, 2025 and December 1, 2024, respectively.
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
The Company’s outstanding payment obligations under this program were $158.5 million as of June 1, 2025 and $152.2 million as of December 1, 2024.
Share Repurchases
During the six months ended June 1, 2025, the Company repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. This equates to an average repurchase price of approximately $18.45 per share. During the second quarter of 2025, there were no shares repurchased. During the three and six months ended May 26, 2024, the Company repurchased 0.8 million and 2.3 million shares for $17.0 million and $41.9 million, plus broker's commissions, respectively, in the open market. This equates to an average repurchase price of approximately $18.21 per share for the six months ended May 26, 2024.
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
Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the consolidated balance sheets. The results of discontinued

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
operations are reported in income (loss) from discontinued operations, net of taxes in the consolidated statements of income for the current and prior periods beginning in the period in which the business meets the held for sale criteria. Income (loss) from discontinued operations includes direct costs attributable to the business held for sale, and an estimate of costs from corporate functions dedicated to the business, but excludes corporate expenses composed of selling, general and administrative expenses not attributable to any of the operating segments. See Note 2 “Discontinued Operations”.
Unless otherwise indicated, the information in the notes to the consolidated financial statements refers only to the Company’s continuing operations.
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of income and statements of cash flows have been conformed to the June 1, 2025 presentation.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2024 Annual Report on Form 10-K. The Company will adopt ASU 2023-07, Improvements to Reportable Segment Disclosures, in the fourth quarter of 2025. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company is currently assessing the impact that adopting this new accounting standard will have on its segment footnote disclosures.
NOTE 2: DISCONTINUED OPERATIONS
In the fourth quarter of 2024 the Company announced it had initiated a formal review of strategic alternatives to the global Dockers® brand, which could include a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business and the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business for an initial transaction value of $311 million, subject to customary adjustments and closing conditions, with the potential to reach up to $391 million through an $80 million earnout opportunity in future years based on the performance of the Dockers® business. The sale is expected to close on or around July 31, 2025 for the Dockers® intellectual property and operations in the U.S. and Canada, and on or around January 31, 2026, for the remaining Dockers® operations.
Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. The Dockers® net assets were classified as current and non-current. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
The following table presents the assets and liabilities held for sale:

	June 1, 2025	December 1, 2024

	(Dollars in millions)
Current Assets:
Inventories	$105.3	$108.1
Total current assets held for sale	105.3	108.1
Property, plant and equipment, net	8.6	11.3
Operating lease right-of-use assets, net	13.1	23.6
Total non-current assets held for sale	21.7	34.9
Total assets held for sale	$127.0	$143.0

Current Liabilities:
Short-term operating lease liabilities	$3.7	$5.9
Total current liabilities held for sale	3.7	5.9
Long-term operating lease liabilities	7.3	17.5
Total long-term liabilities held for sale	7.3	17.5
Total liabilities held for sale	$11.0	$23.4
The following table presents the results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
Net revenues	$71.8	$82.4	$139.2	$159.8
Cost of goods sold	37.3	43.1	68.3	83.8
Gross profit	34.5	39.3	70.9	76.0
Selling, general and administrative expenses	44.1	38.3	85.6	72.9
Restructuring charges, net(1)	6.5	—	8.3	3.1
Net income (loss) from discontinued operations before income taxes	(16.1)	1.0	(23.0)	—
Income tax expense (benefit)	(3.5)	0.2	(5.2)	—
Net income (loss) from discontinued operations, net of taxes	$(12.6)	$0.8	$(17.8)	$—
____________
(1)Restructuring charges, net amounts previously attributable to corporate expenses were reported as discontinued operations for the six months ended May 26, 2024.

Cash flows related to discontinued operations are included in the consolidated statements of cash flows. There were no significant operating noncash items or investing activities cash flows from discontinued operations during the three and six months ended June 1, 2025 and May 26, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	June 1, 2025			December 1, 2024
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$97.4	$97.4	$—	$95.4	$95.4	$—
Short-term investments in marketable securities	83.1	—	83.1	—	—	—
Derivative instruments(3)	2.6	—	2.6	17.6	—	17.6
Total	$183.1	$97.4	$85.7	$113.0	$95.4	$17.6
Financial liabilities carried at fair value
Derivative instruments(3)	$28.0	$—	$28.0	$9.5	$—	$9.5
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	June 1, 2025		December 1, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
3.375% senior notes due 2027(1)	$542.0	$540.0	$502.5	$498.1
3.50% senior notes due 2031(1)	500.0	444.9	499.6	440.8
Short-term borrowings	5.9	5.9	5.5	5.5
Total	$1,047.9	$990.8	$1,007.6	$944.4
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of June 1, 2025, the Company had forward foreign exchange contracts derivatives to buy $604.3 million and to sell $587.0 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2026.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	June 1, 2025			December 1, 2024
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$0.9	$—	$0.9	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(25.9)	(25.9)	—	(4.7)	(4.7)
Total	$0.9	$(25.9)		$15.6	$(4.7)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$2.6	$(0.9)	$1.7	$17.6	$(15.6)	$2.0
Forward foreign exchange contracts(2)	25.9	(28.0)	(2.1)	4.7	(9.5)	(4.8)
Total	$28.5	$(28.9)		$22.3	$(25.1)
Non-derivatives designated as hedging instruments
Euro senior notes	$—	$(539.8)		$—	$(500.9)
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
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	June 1, 2025			December 1, 2024
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$29.4	$(4.3)	$25.1	$37.9	$(11.0)	$26.9
Financial liabilities	(54.8)	4.3	(50.5)	(29.9)	11.0	(18.9)
Total			$(25.4)			$8.0
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of June 1, 2025	As of December 1, 2024	Three Months Ended		Six Months Ended
			June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
Foreign exchange risk contracts	$(15.6)	$10.2	$3.4	$(6.6)	$1.0	$(18.0)
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(52.8)	(13.8)	—	—	—	—
Cumulative income taxes	23.9	9.8	—	—	—	—
Total	$(59.7)	$(9.0)
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
There was no hedge ineffectiveness for the six months ended June 1, 2025. Within the next 12 months, a $13.2 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity:
Net revenues	$(1.1)	$(1.2)	$(2.6)	$(2.8)
Cost of goods sold	$4.5	$(5.4)	$3.6	$(15.1)
The table below provides data about the amount of gains and losses related to derivative instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
Forward foreign exchange contracts:
Realized (loss) gain(1)	$34.6	$6.3	$29.3	$9.2
Unrealized (loss) gain	6.3	(3.5)	0.8	(6.4)
Total	$40.9	$2.8	$30.1	$2.8
_____________
(1)The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.
NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	June 1, 2025	December 1, 2024

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$163.1	$188.9
Accrued advertising and promotion	70.7	64.1
Restructuring liabilities	69.2	69.8
Taxes other than income taxes payable	60.3	69.0
Accrued property, plant and equipment	50.5	65.4
Accrued income taxes	34.4	40.3
Fair value derivatives	28.0	9.5
Accrued interest payable	8.7	8.3
Accrued rent	8.5	9.2
Short-term debt	5.9	5.5
Other	154.7	142.1
Total other accrued liabilities	$654.0	$672.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025

NOTE 6: DEBT
The following table presents the Company’s debt:

	June 1, 2025	December 1, 2024

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$538.2	$498.8
3.50% senior notes due 2031	495.5	495.2
Total long-term debt	$1,033.7	$994.0
Short-term debt
Short-term borrowings	5.9	5.5
Total debt	$1,039.6	$999.5

Senior Revolving Credit Facility
As of June 1, 2025, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $783.3 million at June 1, 2025, as the total availability of $802.4 million was reduced by $19.1 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and six months ended June 1, 2025 was 4.28% and 4.26%, respectively, as compared to 4.06% and 3.98%, respectively, during the same periods of 2024.
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
For the three and six months ended June 1, 2025, the Company recognized restructuring charges of $6.8 million and $13.5 million, respectively, in connection with Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs and asset impairments and a gain on the sale of a previously closed distribution center. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of June 1, 2025, the restructuring liability was $86.7 million, with $69.2 million and $17.5 million classified as “Other accrued liabilities” and “Long-term employee related benefits and other liabilities”, respectively, within the Company’s consolidated balance sheet.
The Company also recognized $4.4 million and $7.5 million of restructuring related charges during the three and six months ended June 1, 2025, respectively, primarily consisting of consulting fees, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
For the three and six months ended May 26, 2024, the Company recognized restructuring charges of $55.1 million and $168.2 million, respectively, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income.
The Company also recognized $5.2 million and $15.3 million of restructuring related charges during the three and six months ended May 26, 2024, respectively, consisting primarily of consulting fees, and $5.5 million in goodwill impairment charges related to our footwear business as a result of the decision to discontinue the category during the six months ended May 26, 2024. The charges were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
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

	Three Months Ended June 1, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	March 2, 2025				June 1, 2025

	(Dollars in millions)
Severance and employee-related benefits	$63.8	$7.6	$(15.6)	$2.8	$58.6
Contract termination costs and other	21.8	2.1	(0.1)	4.3	28.1
Total	$85.6	$9.7	$(15.7)	$7.1	$86.7
_____________
(1)Excludes $0.5 million in stock compensation related charges recorded in Additional paid-in capital and $7.2 million of asset impairment charges in connection with the closures of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $1.4 million of Dockers® restructuring costs reported as discontinued operations.

	Six Months Ended June 1, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				June 1, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$11.6	$(39.0)	$2.3	$58.6
Contract termination costs and other	20.7	3.7	(0.6)	4.3	28.1
Total	$104.4	$15.3	$(39.6)	$6.6	$86.7
_____________
(1)Excludes $1.3 million in stock compensation related charges recorded in Additional paid-in capital, $9.2 million of asset impairment charges in connection with the closures of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $3.2 million of Dockers® restructuring costs reported as discontinued operations.

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
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of June 1, 2025, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
NOTE 9: DIVIDENDS
Dividends are declared at the discretion of the Board. In both January and April 2025, the Company declared cash dividends of $0.13 per share, to holders of record of its Class A and Class B common stock. In both January and April 2024, the Company declared cash dividends of $0.12 per share to holders of record of its Class A and Class B common stock. During the three and six months ended June 1, 2025, dividends were paid in the amount of $51.4 million and $102.8 million respectively, compared to $47.7 million and $95.6 million, respectively, for the same prior-year period.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, the Board declared a cash dividend of $0.14 per share to holders of record of its Class A and Class B common stock at the close of business on July 24, 2025, for a total quarterly dividend of approximately $55 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended June 1, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at March 2, 2025	$(139.9)	$2.4	$(289.7)	$(427.2)
Other comprehensive (loss) income before reclassifications	(0.2)	(58.7)	74.7	15.8
Amounts reclassified from accumulated other comprehensive loss	1.7	(3.4)	—	(1.7)
Net increase (decrease) in other comprehensive (loss) income	1.5	(62.1)	74.7	14.1
Accumulated other comprehensive loss at June 1, 2025	$(138.4)	$(59.7)	$(215.0)	$(413.1)

	Six Months Ended June 1, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at December 1, 2024	$(141.2)	$(9.0)	$(284.3)	$(434.5)
Other comprehensive (loss) income before reclassifications	(0.7)	(49.7)	69.3	$18.9
Amounts reclassified from accumulated other comprehensive loss	3.5	(1.0)	—	$2.5
Net increase (decrease) in other comprehensive (loss) income	2.8	(50.7)	69.3	21.4
Accumulated other comprehensive loss at June 1, 2025	$(138.4)	$(59.7)	$(215.0)	$(413.1)
___________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025

	Three Months Ended May 26, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at February 25, 2024	$(151.7)	$(30.3)	$(201.3)	$(383.3)
Other comprehensive (loss) income before reclassifications	(0.9)	(3.6)	4.0	(0.5)
Amounts reclassified from accumulated other comprehensive loss	2.4	6.7	—	9.1
Net increase (decrease) in other comprehensive income (loss)	1.5	3.1	4.0	8.6
Accumulated other comprehensive loss at May 26, 2024	$(150.2)	$(27.2)	$(197.3)	$(374.7)

	Six Months Ended May 26, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 26, 2023	$(153.2)	$(42.0)	$(195.7)	$(390.9)
Other comprehensive (loss) income before reclassifications	(1.4)	(3.2)	(1.6)	(6.2)
Amounts reclassified from accumulated other comprehensive loss	4.4	18.0	—	22.4
Net increase (decrease) in other comprehensive (loss) income	3.0	14.8	(1.6)	16.2
Accumulated other comprehensive loss at May 26, 2024	$(150.2)	$(27.2)	$(197.3)	$(374.7)
_____________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 11: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended June 1, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$443.4	$178.4	$95.5	$12.6	$729.9
Direct-to-consumer	305.0	224.7	162.2	24.2	716.1
Total net revenues	$748.4	$403.1	$257.7	$36.8	$1,446.0

	Six Months Ended June 1, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$865.6	$348.6	$230.5	$24.5	$1,469.2
Direct-to-consumer	665.8	455.0	335.3	47.5	1,503.6
Total net revenues	$1,531.4	$803.6	$565.8	$72.0	$2,972.8

	Three Months Ended May 26, 2024
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$431.7	$152.6	$112.2	$14.3	$710.8
Direct-to-consumer	280.5	201.1	147.8	18.6	648.0
Total net revenues	$712.2	$353.7	$260.0	$32.9	$1,358.8

	Six Months Ended May 26, 2024
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$839.5	$359.6	$244.5	$25.6	$1,469.2
Direct-to-consumer	608.5	417.6	304.3	39.4	1,369.8
Total net revenues	$1,448.0	$777.2	$548.8	$65.0	$2,839.0
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of June 1, 2025 and December 1, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 12: OTHER (EXPENSE) INCOME, NET
The following table summarizes significant components of “Other (expense) income, net”:

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
Foreign exchange management gains(1)	$40.9	$2.9	$30.1	$2.8
Foreign currency transaction losses(2)	(39.6)	(1.4)	(37.4)	(5.4)
Other, net	5.0	(1.1)	9.5	0.7
Total other (expense) income, net	$6.3	$0.4	$2.2	$(1.9)
____________
(1)Gains on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. For the three and six months ended June 1, 2025, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Euro.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuations on the Company's foreign currency denominated balances. For the three and six months ended June 1, 2025, losses were primarily due to the impact of U.S. dollar weakening against the Euro.
NOTE 13: INCOME TAXES
The Company’s effective income tax rate was 22.3% for the three months ended June 1, 2025, compared to (56.3)% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily due to a one-time $7.5 million tax benefit related to a favorable resolution of a state audit in the prior year.
The Company’s effective income tax rate was 21.2% for the six months ended June 1, 2025, compared to 1,072.6% for the same prior-year period. The decrease in the effective tax rate is primarily due to a one-time $7.5 million tax benefit related to a favorable resolution of a state audit as a proportion to losses before income taxes in the prior year.
The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact to our tax provision for the three and six months ended June 1, 2025. We will continue to evaluate the impact of legislative changes as additional guidance becomes available.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 14: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions, except per share amounts)
Numerator:
Net income from continuing operations	$79.6	$17.2	$219.8	$7.3
Net income (loss) from discontinued operations, net of taxes	(12.6)	0.8	(17.8)	—
Net income	$67.0	$18.0	$202.0	$7.3
Denominator:
Weighted-average common shares outstanding - basic	396,411,904	398,799,458	396,498,984	398,897,030
Dilutive effect of stock awards	2,637,045	4,107,754	3,607,241	4,075,513
Weighted-average common shares outstanding - diluted	399,048,949	402,907,212	400,106,225	402,972,543
Earnings (loss) per common share:
Continuing operations - Basic	$0.20	$0.05	$0.55	$0.02
Discontinued operations - Basic	(0.03)	—	(0.04)	—
Net income - Basic	$0.17	$0.05	$0.51	$0.02

Continuing operations - Diluted	$0.20	$0.04	$0.55	$0.02
Discontinued operations - Diluted	(0.03)	—	(0.04)	—
Net income - Diluted	$0.17	$0.04	$0.51	$0.02
Anti-dilutive securities excluded from calculation of diluted earnings per share	8,016,795	2,835,565	6,177,418	4,982,183
NOTE 15: RELATED PARTIES
Michelle Gass (President and Chief Executive Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. During the three and six months ended June 1, 2025, the Company donated $0.5 million and $4.9 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $5.3 million, respectively, for the same prior-year period. During the three and six months ended June 1, 2025, the Company recognized expenses related to their donation commitments of $2.4 million and $3.2 million, respectively as compared to $2.2 million and $4.2 million, respectively, for the same prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2025
NOTE 16: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands. The Beyond Yoga® business is managed separately. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand with the wind down of operations substantially complete as of March 2, 2025. At the end of the first quarter of 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business. Accordingly, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented and excluded the business from segment results for all periods presented. See Note 2 “Discontinued Operations”.
The Company considers its chief executive officer to be its chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.
Business segment information for the Company is as follows:

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
Net revenues:
Americas	$748.4	$712.2	$1,531.4	$1,448.0
Europe	403.1	353.7	803.6	777.2
Asia	257.7	260.0	565.8	548.8
Total segment net revenues	1,409.2	1,325.9	2,900.8	2,774.0
Beyond Yoga®	36.8	32.9	72.0	65.0
Total net revenues	$1,446.0	$1,358.8	$2,972.8	$2,839.0
Income (loss) from continuing operations before income taxes:
Americas	$153.3	$126.5	$323.0	$258.9
Europe	69.4	53.3	171.8	156.8
Asia	29.6	33.9	87.5	82.4
Total segment operating income	252.3	213.7	582.3	498.1
Beyond Yoga® operating (loss) income	(4.4)	(2.9)	(7.5)	(3.8)
Restructuring charges, net(1)	(6.8)	(55.1)	(13.5)	(168.2)
Corporate expenses(2)	(133.1)	(134.8)	(261.7)	(304.6)
Interest expense	(11.8)	(10.3)	(22.7)	(20.3)
Other income (expense), net	6.3	0.4	2.2	(1.9)
Income (loss) from continuing operations before income taxes	$102.5	$11.0	$279.1	$(0.7)
____________
(1)Restructuring charges, net for the three and six months ended June 1, 2025 consisted primarily of severance and other post-employment benefit charges, and asset impairment and contract termination costs, partially offset by a gain recognized on the sale of a distribution center in connection with Project Fuel.
Restructuring charges, net for the three and six months ended May 26, 2024 consisted primarily of severance and other post-employment benefit charges in connection with Project Fuel.
(2)$3.1 million benefit related to incentive compensation for the Dockers® business was reclassified from Corporate expenses to SG&A within discontinued operations for the six months ended May 26, 2024.

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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. The wind down of Denizen® brand operations was substantially complete as of March 2, 2025. In the second quarter of 2025 we entered into a definitive agreement to sell our Dockers® business.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of June 1, 2025, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of June 1, 2025, we had 1,183 company-operated stores located in 39 countries and approximately 510 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 68% and 66% of our total units sold in the first six months of 2025 and 2024, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 29% and 28% of our total units sold in the first six months of 2025 and 2024, respectively. The remainder of our products are accessories. Men’s products generated 60% and 61% of our net revenues in the first six months of 2025 and 2024, respectively. Women’s products generated 39% and 38% of our net revenues in the first six months of 2025 and 2024, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, accessories and pants excluding jeans – represented 38% and 37% of our net revenues in the first six months of 2025 and 2024, respectively.
Our Europe and Asia businesses, collectively, contributed 46% and 47% of our net revenues in the first six months of 2025 and 2024, respectively. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 57% and 58% of our net revenues in the first six months of 2025 and 2024, respectively. Sales of Levi’s® brand products represented approximately 94% and 93% of our net revenues in the first six months of 2025 and 2024, respectively.
Our wholesale channel generated 49% and 52% of our net revenues in the first six months of 2025 and 2024, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% and 7% of our net revenues in the first six months of 2025 and 2024, respectively. Our DTC channel generated 51% and 48% of our net revenues in the first six months of 2025 and 2024, respectively, with our company operated e-commerce business representing 23% and 22% of DTC channel net revenues in the first six months of 2025 and 2024, respectively, and 12% and 11% of total net revenues in the first six months of 2025 and 2024, respectively.
Pending Sale of Dockers®
In the fourth quarter of 2024, the Company announced it had initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. During the second quarter of 2025 the Company entered into a definitive agreement to sell its Dockers® business. The transaction is subject to customary closing conditions and is expected to close on or around July 31, 2025 for the Dockers® intellectual property and operations in the U.S. and Canada, and on or around January 31, 2026, for the remaining Dockers® operations. The Dockers® business was reported as discontinued operations in the consolidated statements of income for all periods presented. The current year and prior year metrics included in this Management’s Discussion and Analysis exclude the impact of Dockers®.
Project Fuel
In the first quarter of 2024, our Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel”, designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. This is a two-year initiative that began in 2024, with a focus on optimizing our operating model and structure, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization. The Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which has resulted and will continue to result in the sale, lease, exit or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers. The first phase of the global productivity initiative was completed primarily in the first half of 2024. In connection with the initiative, we incurred restructuring charges of $6.8 million and restructuring related charges of $4.4 million in the first six months of 2025, which were included in “Restructuring charges, net” and “Selling, general and administrative expenses” (“SG&A”), respectively, in the consolidated statements of income. We may incur additional significant restructuring and restructuring related charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.

Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Additional tariffs recently imposed on products imported into the U.S. from most jurisdictions, along with retaliatory actions by other countries, have created an uncertain environment for global trade. In addition, many of our products are produced in countries, such as Bangladesh, Cambodia and Vietnam, which may be the subject of new U.S. reciprocal tariffs, and there may be additional or increased incremental tariff actions in the future. As a result of the new tariffs, expected additional tariffs, and retaliatory actions taken by other countries in response, the cost of our inventory in the U.S. has increased and may increase further in the future. These increased costs could lead to a significant increase in cost of sales and a significant reduction in gross margin and income from operations. We are monitoring the changing tariff and trade restrictions, assessing the impact on our business and taking steps to mitigate their impact, which include supplier negotiations, cost reductions, changing the timing of receiving inventory and selective price increases. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, retaliatory or other measures are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions, could materially and adversely affect our business.
•Macroeconomic pressures in the U.S. and the global economy such as changes in tariff regimes, inflation and recession fears are creating a complex and challenging retail environment for us and our customers as consumers may reduce discretionary spending. A decline in consumer spending has had and may continue to have an adverse effect on our revenues, margins and net income. These trends historically have impacted and may impact our future financial results, affecting revenue, margins and net income.
•As we continue to execute on our strategic framework to be DTC First, we expect to see greater impact on our margins, as the diversification of our business model across channels, geographies, brands, and categories affects our gross margin. For example, if our sales in higher gross margin channels, geographies, brands and categories grow at a faster rate than in our lower gross margin channels, geographies, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses and could have lower profitability. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
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
•Foreign currencies continue to be volatile, with the volatility increasing due to the imposition of and changing tariff regimes. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro and Mexican Peso, has in the past and may in the future negatively impact our financial results, revenue, operating margins and net income.
•Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.
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
Our Second Quarter 2025 Results
•Net revenues. Consolidated net revenues increased 6.4% on a reported basis and 8.8% on an organic net revenues basis compared to the second quarter of 2024 reflecting net revenue growth across the Americas and Europe regions and in both DTC and wholesale channels. Organic net revenues excludes the impact on net revenues of the footwear and Denizen® divestitures from the second quarter of 2024.
•Net income from continuing operations. We recognized consolidated net income from continuing operations of $79.6 million, compared to net income from continuing operations of $17.2 million in the second quarter of 2024. The increase was primarily driven by higher gross profit. Operating margin was 7.5%, up from 1.5% in the second quarter of 2024.
•Adjusted EBIT. Compared to the second quarter of 2024, Adjusted EBIT increased 38.7% to $119.3 million from $86.0 million. The increase is due to higher gross profit and lower Adjusted SG&A as a percentage of net revenues. As a result, Adjusted EBIT margin was 8.3%, 190 basis points higher than the second quarter of 2024 on a reported basis, and 200 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the second quarter of 2024, Adjusted net income increased to $88.5 million from $65.4 million. The increase is due to higher Adjusted EBIT as described above.
•Diluted earnings per share from continuing operations. We recognized diluted earnings per share from continuing operations of $0.20, compared to $0.04 in the second quarter of 2024, mainly due to the higher Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the second quarter of 2024, Adjusted diluted earnings per share increased to $0.22 from $0.16, mainly due to the higher Adjusted net income described above. Currency translation did not have a significant impact on Adjusted diluted earnings per share.
•Inventory. Compared to the second quarter of 2024, inventory increased 15%, excluding the Dockers® business, in preparation for sales for the remainder of the year and from earlier receipts in order to mitigate potential impacts from tariffs.
Our Year-to-Date 2025 Results
•Net revenues. Consolidated net revenues increased 4.7% on a reported basis and 8.7% on an organic net revenues basis compared to the first six months of 2024. Net revenues grew across our regions and in our DTC business globally.
•Net income from continuing operations. Compared to the first six months of 2024, consolidated net income from continuing operations increased to $219.8 million from $7.3 million, primarily due to the recognition of $13.5 million in restructuring charges in the current year compared to $168.2 million recognized in the prior year, and higher gross profit. These increases were partially offset by higher income taxes in the current year. Operating margin was 10.1% compared to 0.8% in the first six months of 2024.
•Adjusted EBIT. Compared to the first six months of 2024, Adjusted EBIT increased 43.9% to $323.3 million from $224.6 million, primarily due to higher gross profit and lower Adjusted SG&A as a percentage of net revenues in the current year. Adjusted EBIT margin was 10.9%, 300 basis points higher than the first six months of 2024 on a reported basis and 320 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first six months of 2024, Adjusted net income increased 44.0% to $238.5 million from $165.6 million, primarily due to higher Adjusted EBIT described above, partially offset by higher income taxes in the current year.

•Diluted earnings per share from continuing operations. Compared to the first six months of 2024, diluted earnings per share increased to $0.55 from $0.02, mainly due to higher net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the first six months of 2024, Adjusted diluted earnings per share increased to $0.60 from $0.41, due to higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.01.
For more information on Organic net revenues, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with GAAP, and reconciliations of such measures to net income from continuing operations and diluted earnings per share from continuing operations, see “Non-GAAP Financial Measures.”
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
Discontinued operations.    At the end of the first quarter of 2025 the Dockers® business was held for sale and reported as discontinued operations in the consolidated statements of income for all periods presented.

Results of Operations
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025 % of Net Revenues	May 26, 2024 % of Net Revenues	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025 % of Net Revenues	May 26, 2024 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,446.0	$1,358.8	6.4%	100.0%	100.0%	$2,972.8	$2,839.0	4.7%	100.0%	100.0%
Cost of goods sold	540.2	526.4	2.6%	37.4%	38.7%	1,119.4	1,136.8	(1.5)%	37.7%	40.0%
Gross profit	905.8	832.4	8.8%	62.6%	61.3%	1,853.4	1,702.2	8.9%	62.3%	60.0%
Selling, general and administrative expenses	791.0	756.4	4.6%	54.7%	55.7%	1,540.3	1,512.5	1.8%	51.8%	53.3%
Restructuring charges, net	6.8	55.1	(87.7)%	0.5%	4.1%	13.5	168.2	(92.0)%	0.5%	5.9%
Operating income	108.0	20.9	*	7.5%	1.5%	299.6	21.5	*	10.1%	0.8%
Interest expense	(11.8)	(10.3)	14.6%	(0.8)%	(0.8)%	(22.7)	(20.3)	11.8%	(0.8)%	(0.7)%
Other income (expense), net	6.3	0.4	*	0.4%	—%	2.2	(1.9)	*	0.1%	(0.1)%
Income (loss) from continuing operations before income taxes	102.5	11.0	*	7.1%	0.8%	279.1	(0.7)	*	9.4%	—%
Income tax expense (benefit)	22.9	(6.2)	*	1.6%	(0.5)%	59.3	(8.0)	*	2.0%	(0.3)%
Net income from continuing operations	79.6	17.2	*	5.5%	1.3%	$219.8	$7.3	*	7.4%	0.3%
Net income (loss) from discontinued operations, net of taxes	(12.6)	0.8	*	(0.9)%	0.1%	(17.8)	—	*	(0.6)%	—%
Net income	$67.0	$18.0	272.2%	4.6%	1.3%	$202.0	$7.3	2,667.1%	6.8%	0.3%
Earnings (loss) per common share:
Continuing operations - Basic	$0.20	$0.05	*	*	*	$0.55	$0.02	*	*	*
Discontinued operations - Basic	(0.03)	—	*	*	*	(0.04)	—	*	*	*
Net income - Basic	$0.17	$0.05	240.0%	*	*	$0.51	$0.02	*	*	*

Continuing operations - Diluted	$0.20	$0.04	*	*	*	$0.55	$0.02	*	*	*
Discontinued operations - Diluted	(0.03)	—	*	*	*	(0.04)	—	*	*	*
Net income - Diluted	$0.17	$0.04	325.0%	*	*	$0.51	$0.02	*	*	*
Weighted-average common shares outstanding (in millions):
Basic	396.4	398.8	(0.6)%	*	*	396.5	398.9	(0.6)%	*	*
Diluted	399.0	402.9	(1.0)%	*	*	400.1	403.0	(0.7)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and organic net revenues basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	June 1, 2025	May 26, 2024	As Reported	Organic Net Revenues	June 1, 2025	May 26, 2024	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$748.4	$712.2	5.1%	8.9%	$1,531.4	$1,448.0	5.8%	10.0%
Europe	403.1	353.7	14.0%	14.6%	803.6	777.2	3.4%	8.5%
Asia	257.7	260.0	(0.9)%	0.2%	565.8	548.8	3.1%	5.3%
Total Levi’s Brands net revenues	1,409.2	1,325.9	6.3%	8.7%	2,900.8	2,774.0	4.6%	8.6%
Beyond Yoga®	36.8	32.9	11.9%	11.9%	72.0	65.0	10.8%	10.8%
Total net revenues	$1,446.0	$1,358.8	6.4%	8.8%	$2,972.8	$2,839.0	4.7%	8.7%

Net revenues by channel:
Wholesale	$729.9	$710.8	2.7%	7.3%	$1,469.2	$1,469.2	—%	6.0%
DTC	716.1	648.0	10.5%	10.3%	1,503.6	1,369.8	9.8%	11.5%
Total net revenues	$1,446.0	$1,358.8	6.4%	8.8%	$2,972.8	$2,839.0	4.7%	8.7%

Levi’s Brands net revenues:
Levi’s®	$1,352.8	$1,259.9	7.4%	9.1%	$2,785.6	$2,645.8	5.3%	8.6%
Levi Strauss SignatureTM	56.4	56.0	0.7%	0.9%	112.9	103.7	8.9%	9.2%
Denizen®	—	10.0	(100.0)%	*	2.3	24.5	(90.6)%	*
Total Levi’s Brands net revenues	$1,409.2	$1,325.9	6.3%	8.7%	$2,900.8	$2,774.0	4.6%	8.6%
______________
* Not meaningful

Total net revenues increased on both a reported and organic net revenues basis for the three-month and six-month periods ended June 1, 2025, as compared to the same periods in 2024. Currency translation affected net revenues unfavorably by approximately $8 million for the three-month period ended June 1, 2025 and by approximately $54 million for the six-month period ended June 1, 2025. The divestitures of the Denizen® business and footwear category impacted net revenues unfavorably by $10 million and $12 million, respectively, for the three-month period ended June 1, 2025 and by $22 million and $28 million, respectively, for the six-month period ended June 1, 2025.
Americas.    Currency translation affected net revenues unfavorably by approximately $15 million for the three-month period ended June 1, 2025 and by approximately $34 million for the six-month period ended June 1, 2025. Net revenues in the Americas increased for the three-month and six-month periods ended June 1, 2025 on both reported and organic net revenues basis compared to the prior-year periods driven by growth in both DTC and wholesale channels.
The increase in DTC revenues was attributable to growth across all markets, led by the U.S. and Latin America, driven by store performance due to higher traffic. E-commerce revenues increased, primarily due to higher online traffic and conversion. Wholesale revenues increased primarily due to higher volume in the U.S. and Latin America, including from door and category expansion. Additionally, Colombia, which we acquired at the start of the second quarter of 2024, contributed $15 million to net revenue growth for the six-month period ended June 1, 2025. Net revenues also benefited from higher average revenues per unit for the three-month period ended June 1, 2025.
Europe.    Currency translation affected net revenues favorably by approximately $10 million for the three-month period ended June 1, 2025 and unfavorably by approximately $8 million for the six-month period ended June 1, 2025. Net revenues in Europe increased for the three-month and six-month periods ended June 1, 2025 on both a reported and organic net revenues basis compared to the prior-year periods, reflecting growth in both our DTC and wholesale channels. The increase in DTC revenues was primarily due to store performance, store expansion, and higher e-commerce revenues primarily due to higher traffic.

Wholesale revenues increased for the three-month period ended June 1, 2025 on both a reported and organic basis compared to the prior year period primarily due to normalization of shipping after the transition to the distribution center in Dorsten, Germany. Wholesale revenues increased on an organic net revenues basis for the six-month period ended June 1, 2025 due primarily to higher volumes, and decreased on a reported basis due to the decline in net revenues from the divestiture of the footwear category. Net revenues also benefited from higher average revenues per unit for the three-month period ended June 1, 2025.
Asia.    Currency translation affected net revenues unfavorably by approximately $3 million for the three-month period ended June 1, 2025 and by approximately $11 million for the six-month period ended June 1, 2025. Net revenues in Asia were flat for the three-month period ended June 1, 2025 on both reported and organic net revenues basis and increased for the six-month period ended June 1, 2025 on both reported and organic net revenues basis.
Organic net revenues were flat for the three-month period ended June 1, 2025, compared to the prior-year quarter, as growth in our DTC channel was offset by a decrease in our wholesale channel. For the six-month period ended June 1, 2025, organic net revenues increased driven by growth in our DTC channel partially offset by a decrease in our wholesale channel. The increase in DTC revenues was primarily due to store expansion and strong performance in our company-operated stores as a result of increased volume driven by higher traffic. We benefited from 54 more company-operated stores in operation in Asia as of June 1, 2025 as compared to May 26, 2024. The decrease in wholesale revenue was primarily due to declines in India, China and Malaysia. DTC and wholesale revenues benefited from price increases in Turkey, India and South Africa.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis for the three-month and six-month periods ended June 1, 2025 compared to the prior year periods, primarily due to growth in e-commerce. Currency translation did not have an impact on net revenues.

Net revenues by channel
Wholesale.    Currency translation affected net revenues unfavorably by approximately $9 million and $33 million for the three-month and six-month periods ended June 1, 2025, respectively. Net revenues in our wholesale channel increased for the three-month period ended June 1, 2025 compared with the prior-year periods on a reported and organic net revenues basis driven by higher volume in the Americas and Europe, partially offset by a decline in Asia. For the three-month period, higher volume in Europe was due primarily to normalization of shipping after the transition to the distribution center in Dorsten, Germany. Wholesale revenues increased on an organic net revenues basis for the six-month period ended June 1, 2025 due primarily to higher volumes, and were flat on a reported basis due to the decline in net revenues from the divestitures of the Denizen® business and footwear category.
DTC (Direct to Consumer).    Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the three-month and six-month periods ended June 1, 2025, with currency translation affecting net revenues favorably by approximately $1 million and unfavorably by approximately $21 million, respectively. The increase was driven by store performance, as well as e-commerce. On an organic net revenues basis our DTC business grew 9% and 9% in the U.S., 9% and 10% in Europe, and 10% and 12% in Asia for the three-month and six-month periods ended June 1, 2025, respectively. For both the three-month and six-month periods ended June 1, 2025 net revenues from e-commerce grew 13%. As a percentage of net revenues for the three-month and six-month periods ended June 1, 2025, DTC comprised 50% and 51% of total net revenues, respectively.
Levi’s Brands net revenues
Levi’s®. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis for the three-month and six-month periods ended June 1, 2025. Currency translation affected net revenues unfavorably by approximately $7 million and $53 million for the three-month and six-month periods ended June 1, 2025, respectively. The increase was a result of higher revenue in our DTC channel, due to improved store performance and store expansion and higher e-commerce traffic, and an increase in wholesale revenues, primarily in the Americas and Europe, due to higher volume.
Levi Strauss Signature™. Net revenues for the Levi Strauss Signature™ brand were flat on both a reported and organic net revenues basis for the three-month period ended June 1, 2025, and increased on both a reported and organic net revenues basis for the six-month period ended June 1, 2025 due to more units sold. Currency translation did not have a significant impact on net revenues for the three-month and six-month periods ended June 1, 2025.
Denizen®. Net revenues decreased on a reported basis due to the exit of the brand which was largely complete by March 2, 2025. Currency translation did not have a significant impact on net revenues.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,446.0	$1,358.8	6.4%	$2,972.8	$2,839.0	4.7%
Cost of goods sold	540.2	526.4	2.6%	1,119.4	1,136.8	(1.5)%
Gross profit	$905.8	$832.4	8.8%	$1,853.4	$1,702.2	8.9%
Gross margin	62.6%	61.3%		62.3%	60.0%

Currency translation did not have a significant impact on gross profit for the three-month period ended June 1, 2025 and impacted gross profit unfavorably by approximately $28 million for the six-month period ended June 1, 2025.

For the three-month and six-month periods ended June 1, 2025, the increase in gross margin was primarily driven by lower product costs and favorable channel mix. Additionally, gross margin increased approximately 50 basis points as a result of currency exchange, including transaction impacts, for the three-month and six-month periods ended June 1, 2025 and benefited from higher full priced sales and less promotional activity.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$326.5	$317.8	2.7%	22.6%	23.4%	$656.6	$649.0	1.2%	22.1%	22.9%
Advertising and promotion	124.5	126.4	(1.5)%	8.6%	9.3%	207.9	207.7	0.1%	7.0%	7.3%
Distribution	107.9	87.3	23.6%	7.5%	6.4%	222.7	180.3	23.5%	7.5%	6.4%
Other	232.1	224.9	3.2%	16.1%	16.5%	453.1	475.5	(4.7)%	15.2%	16.7%
Total SG&A	$791.0	$756.4	4.6%	54.7%	55.7%	$1,540.3	$1,512.5	1.8%	51.8%	53.3%
______________
* Not meaningful
Currency translation did not have a significant impact on SG&A for the three-month period ended June 1, 2025 and had a favorable impact of approximately $16 million for the six-month period ended June 1, 2025.
Selling.   Currency translation did not have a significant impact on selling expenses for the three-month period ended June 1, 2025 and had a favorable impact of approximately $10 million for the six-month period ended June 1, 2025. Excluding the effects of currency, selling expenses increased for the three-month and six-month periods ended June 1, 2025 while selling expenses as a percent of revenue decreased as compared to the prior-year periods. The leverage was primarily due to DTC business expansion in the current year as compared to the prior-year periods, partially offset by e-commerce related fulfillment costs that are now included as distribution expenses.
Distribution.   Currency translation did not have a significant impact on distribution for the three-month period ended June 1, 2025 and had a favorable impact of approximately $2 million for the six-month period ended June 1, 2025. The increase in distribution expenses was primarily due to higher spend in support of both our DTC and wholesale businesses, including costs to transition to third-party distribution centers in Groveport, Ohio and Dorsten, Germany, including costs to run parallel distribution centers in the U.S. as we continue to implement our distribution strategy model to operate a mix of owned and third-party operated distribution centers. This is partially offset by lower costs from Company owned and operated distribution centers that we are winding down and exiting. Distribution expenses for the three-month and six-month periods ended June 1, 2025 included e-commerce related fulfillment costs of approximately $8.0 million and $19.0 million.
Other.   Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation did not have a significant impact on other expenses for the three-month period ended June 1, 2025 and had a favorable impact of approximately $3 million for the six-month period ended June 1, 2025. The decrease in other expenses for the six-month period ended June 1, 2025 was primarily due to a decrease in restructuring related charges, primarily consulting costs associated with our restructuring initiative, which totaled $7.7 million. During the six-month period ended May 26, 2024, the Company recognized restructuring related charges, primarily consulting costs associated with our restructuring initiative, of $25.4 million.
Restructuring charges, net
During the three-month and six-month periods ended June 1, 2025, we recognized restructuring charges of $6.8 million and $13.5 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges and asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by a gain on sale of a previously closed distribution center. During the three-month and six-month periods ended May 26, 2024, we recognized restructuring charges, net of $55.1 million and $168.2 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025		May 26, 2024		June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025		May 26, 2024
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$153.3	$126.5	21.2%	20.5%		17.8%		$323.0	$258.9	24.8%	21.1%		17.9%
Europe	69.4	53.3	30.4%	17.2%		15.1%		171.8	156.8	9.6%	21.4%		20.2%
Asia	29.6	33.9	(12.8)%	11.5%		13.0%		87.5	82.4	6.2%	15.5%		15.0%
Total Levi’s Brands operating income	252.3	213.7	18.1%	17.9%		16.1%		582.3	498.1	16.9%	20.1%		18.0%
Beyond Yoga® operating income (loss)	(4.4)	(2.9)	52.6%	(12.0)%		(8.8)%		(7.5)	(3.8)	97.4%	(10.4)%		(5.8)%
Restructuring charges, net	(6.8)	(55.1)	87.6%	(0.5)%	❖	(4.1)%	❖	(13.5)	(168.2)	(92.0)%	(0.5)%	❖	(5.9)%
Corporate expenses	(133.1)	(134.8)	1.3%	(9.2)%	❖	(9.9)%	❖	(261.7)	(304.6)	14.1%	(8.8)%	❖	(10.7)%
Total operating income	$108.0	$20.9	*	7.5%	❖	1.5%	❖	$299.6	$21.5	1,293.5%	10.1%	❖	0.8%
Operating margin	7.5%	1.5%						10.1%	0.8%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation impacted total operating income unfavorably by approximately $5 million and $15 million for the three-month and six-month periods ended June 1, 2025, respectively.

Levi’s Brands operating income.
•Americas.  Currency translation had an unfavorable impact of approximately $3 million and $6 million for the three-month and six-month periods ended June 1, 2025, respectively. The increases in operating income for the three-month and six-month periods ended June 1, 2025 were due to higher revenues, higher gross margins and lower SG&A as a percent of revenue compared to the prior-year periods.
•Europe.   Currency translation did not have a significant impact and had an unfavorable impact of approximately $5 million for the three-month and six-month periods ended June 1, 2025, respectively. Excluding the effects of currency, operating income increased for the three-month period ended June 1, 2025 compared with the prior-year period primarily due to higher revenues and lower SG&A as a percent of revenue. Operating income increased during the six-month period ended June 1, 2025 compared with the prior-year period primarily due to higher revenues and gross margins, partially offset by higher SG&A.
•Asia.   Currency translation did not have a significant impact and had an unfavorable impact of approximately $3 million for the three-month and six-month periods ended June 1, 2025, respectively. Excluding the effects of currency, operating income decreased for the three-month period ended June 1, 2025 due to an increase in SG&A as a percent of revenues which was partially offset by higher gross margins on flat revenues. Operating income increased for the six-month period ended June 1, 2025 compared to the prior year period primarily due to higher revenues and gross margins partially offset by higher SG&A.
Beyond Yoga® operating loss. Currency translation did not have an impact for the three-month and six-month periods ended June 1, 2025. The increases in operating losses for the three-month and six-month periods ended June 1, 2025 as compared to the prior-year periods were primarily due to higher SG&A, partially offset by higher revenue.
Restructuring charges, net. Currency translation did not have a significant impact for the three-month and six-month periods ended June 1, 2025. During the three-month and six-month periods ended June 1, 2025, we recognized restructuring charges of $6.8 million and $13.5 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges asset impairments and contract terminations in connection with closures of distribution centers which were partially offset by gain on sale of a previously closed distribution center. During the three-month and six-month periods ended May 26, 2024, we recognized restructuring charges of $55.1 million and $168.2 million, respectively, in connection with Project Fuel consisting primarily of severance and post-employment benefit charges.
Corporate.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact for the three-month and six-month periods ended June 1, 2025.
The decrease in corporate expenses for the six-month period ended June 1, 2025 was primarily due to a decrease in restructuring related charges which totaled $7.7 million, primarily consulting fees in connection with Project Fuel, and lower global sourcing costs. During the six-month period ended May 26, 2024, the Company recognized restructuring-related charges of $25.4 million, primarily consulting fees in connection with Project Fuel.
Interest expense
Interest expense was $11.8 million and $22.7 million for the three-month and six-month periods ended June 1, 2025, respectively, as compared to $10.3 million and $20.3 million in the prior-year periods.
Our weighted-average interest rate on average borrowings outstanding during the three-month and six-month periods ended June 1, 2025 was 4.28% and 4.26%, respectively, as compared to 4.06% and 3.98% during the comparable periods in 2024.
Other income (expense), net
For the three-month and six-month periods ended June 1, 2025, we recorded other income of $6.3 million and $2.2 million, respectively, as compared to other income of $0.4 million and other expense of $1.9 million in the prior-year periods. The increase in other income for the three-month and six-month periods ended June 1, 2025 was primarily due to the recognition of foreign exchange management gains of $40.9 million and $30.1 million for the three-month and six-month periods ended June 1, 2025, respectively, compared to gains of $2.9 million and $2.8 million in the prior year periods, partially offset by the recognition of foreign currency transaction losses of $39.6 million and $37.4 million, respectively, compared to transaction losses of $1.4 million and $5.4 million in the prior year.

Income tax expense (benefit)
Our effective income tax rate was 22.3% for the three months ended June 1, 2025, compared to (56.3)% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily due to a one-time $7.5 million tax benefit related to a favorable resolution of a state audit in the prior year.
Our effective income tax rate was 21.2% for the six months ended June 1, 2025, compared to 1,072.6% for the same prior-year period. The decrease in the effective tax rate is due to a one-time $7.5 million tax benefit related to a favorable resolution of a state audit as a proportion to losses before income taxes in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
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
Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our Board may deem relevant.
Cash sources
We have historically relied primarily on cash flows from operations, borrowings under credit facilities, issuances of notes and other forms of debt financing. We regularly explore financing and debt reduction alternatives, including new credit agreements, unsecured and secured note issuances, equity financing, equipment and real estate financing, securitizations and asset sales.
Our Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Credit Facility”), in which the borrowing availability is primarily based on the value of our U.S. Levi’s® trademarks and the levels of accounts receivable and inventory in the U.S. and Canada. The maximum availability under the facility is $1.0 billion, of which $950.0 million is available to us for revolving loans in U.S. Dollars and $50.0 million is available to us for revolving loans either in U.S. Dollars or Canadian Dollars. The facility has an accordion feature which, if exercised, can expand the maximum availability to $1.15 billion.
As of June 1, 2025, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $783.3 million, and our total availability of $802.4 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $19.1 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $653.6 million and short-term investments of $83.1 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.5 billion. Of our $653.6 million in cash and cash equivalents, approximately $519.0 million was held by foreign subsidiaries.

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
During the six months ended June 1, 2025, we repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. During the second quarter of 2025, there were no shares repurchased.
In July 2025, a cash dividend of $0.14 per share was declared to holders of record of our Class A and Class B common stock at the close of business on July 24, 2025. The cash dividend will be payable on August 8, 2025, for a total quarterly dividend of approximately $55 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	June 1, 2025	May 26, 2024

	(Dollars in millions)
Cash provided by operating activities	$238.0	$548.8
Cash used for investing activities	(129.7)	(141.4)
Cash used for financing activities	(152.4)	(162.9)
Cash and cash equivalents at period end	653.6	641.4
Cash flows from operating activities
Cash provided by operating activities was $238.0 million for the six-month period ended June 1, 2025, as compared to $548.8 million for the comparable period in 2024. The decrease in cash provided by operating activities is primarily driven by higher spending on inventory, higher annual incentive payments, and SG&A, partially offset by higher collections of receivables. In 2024, we also received $77.9 million as an advance payment associated with the transition of our distribution center to a third-party logistics provider.
Cash flows from investing activities
Cash used for investing activities was $129.7 million for the six-month period ended June 1, 2025, as compared to $141.4 million for the comparable period in 2024. The decrease in net cash used for investing activities is primarily due to the prior year business acquisition, higher net proceeds from foreign exchange contracts and proceeds from the sale of assets compared to the same period in 2024. The decreases are partially offset by payments to acquire short-term investments in 2025.
Cash flows from financing activities
Cash used for financing activities was $152.4 million for the six-month period ended June 1, 2025, as compared to $162.9 million for the comparable period in 2024. Cash used in 2025 primarily reflects dividend payments of $102.8 million, common stock repurchases of $30.5 million, and tax withholdings on equity awards of $18.5 million. Cash used in 2024 primarily reflects dividend payments of $95.6 million, common stock repurchases of $41.9 million, and tax withholdings on equity awards of $18.4 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of June 1, 2025, 99.4% was fixed rate debt. As of June 1, 2025, our required aggregate debt principal payments on our unsecured long-term debt were $1.0 billion, with payments starting in 2027. Short-term borrowings of $5.9 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of June 1, 2025.

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

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative (“SG&A”) expenses	Adjusted SG&A	SG&A expenses excluding goodwill impairment charges, restructuring related charges and other, net and acquisition and integration related charges
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income from continuing operations	Adjusted EBIT
Net income from continuing operations excluding income tax expense (benefit), interest expense, other expense, net, goodwill impairment charges, restructuring charges, net, restructuring related charges and other, net and acquisition and integration related charges

Net income margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income from continuing operations	Adjusted net income
Net income from continuing operations excluding goodwill impairment charges, restructuring charges, net, restructuring related charges and other, net, and acquisition and integration related charges adjusted to give effect to the income tax impact of such adjustments

Net income margin from continuing operations	Adjusted net income margin	Adjusted net income as a percentage of net revenues
Diluted earnings per share from continuing operations	Adjusted diluted earnings per share	Adjusted net income per weighted-average number of diluted common shares outstanding
We believe Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income from continuing operations but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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
•Adjusted EBITDA excludes the recurring, non-cash expenses of depreciation of property and equipment and, although these are non-cash expenses, the assets being depreciated may need to be replaced in the future; and
•Adjusted net income, Adjusted net income margin and Adjusted diluted earnings per share do not include all of the effects of income taxes and changes in income taxes reflected in net income from continuing operations.
Because of these limitations, all of these non-GAAP financial measures should be considered along with net income from continuing operations and other operating and financial performance measures prepared and presented in accordance with GAAP. The following tables present reconciliations of historic non-GAAP financial measures to their most comparable GAAP financial measure. A reconciliation of forward-looking non-GAAP information to the corresponding GAAP measures cannot be provided without unreasonable efforts due to the challenge in quantifying various items including, but not limited to, the effects of foreign currency fluctuations, taxes and any future restructuring, restructuring-related severance and other charges.

Adjusted SG&A:
The following table presents a reconciliation of SG&A, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted SG&A for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$791.0	$756.4	$1,540.3	$1,512.5

Non-GAAP measure:
Selling, general and administrative expenses	$791.0	$756.4	$1,540.3	$1,512.5
Goodwill impairment charges(1)	—	—	(2.5)	(5.5)
Restructuring related charges and other, net(2)	(4.5)	(10.0)	(7.7)	(25.4)
Acquisition and integration related charges(3)	—	—	—	(4.0)
Adjusted SG&A	$786.5	$746.4	$1,530.1	$1,477.6

SG&A margin	54.7%	55.7%	51.8%	53.3%
Adjusted SG&A margin	54.4%	54.9%	51.5%	52.0%
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the six-month period ended May 26, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month and six-month periods ended June 1, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $3.6 million and $5.7 million, respectively.
For the three-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $5.2 million, other executive separation charges and legal settlements of $3.9 million and transaction and deal related costs of $0.7 million. For the six-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
(3)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$79.6	$17.2	$219.8	$7.3

Non-GAAP measure:
Net income from continuing operations	$79.6	$17.2	$219.8	$7.3
Income tax expense (benefit)	22.9	(6.2)	59.3	(8.0)
Interest expense	11.8	10.3	22.7	20.3
Other (income) expense, net	(6.3)	(0.4)	(2.2)	1.9
Goodwill impairment charges(1)	—	—	2.5	5.5
Restructuring charges, net(2)	6.8	55.1	13.5	168.2
Restructuring related charges and other, net(3)	4.5	10.0	7.7	25.4
Acquisition and integration related charges(4)	—	—	—	4.0
Adjusted EBIT	$119.3	$86.0	$323.3	$224.6
Depreciation and amortization	50.3	44.0	99.5	87.5
Adjusted EBITDA	$169.6	$130.0	$422.8	$312.1

Net income margin from continuing operations	5.5%	1.3%	7.4%	0.3%
Adjusted EBIT margin	8.3%	6.3%	10.9%	7.9%
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the six-month period ended May 26, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month period ended June 1, 2025, restructuring charges, net includes $6.8 million in connection with Project Fuel consisting of $7.2 million of asset impairment in connection with the closures of distribution centers, $6.8 million of severance and other post-employment benefit charges, and $2.1 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the six-month period ended June 1, 2025, restructuring charges, net includes $13.5 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $9.7 million of severance and other post-employment benefit charges, and $3.9 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the three-month period ended May 26, 2024, restructuring charges, net includes $55.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges. For the six-month period ended May 26, 2024, restructuring charges, net includes $168.2 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(3)	For the three-month and six-month periods ended June 1, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $3.6 million and $5.7 million, respectively.
For the three-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $5.2 million, other executive separation charges and legal settlements of $3.9 million and transaction and deal related costs of $0.7 million. For the six-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
(4)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.

Adjusted Net Income:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$79.6	$17.2	$219.8	$7.3

Non-GAAP measure:
Net income from continuing operations	$79.6	$17.2	$219.8	$7.3
Goodwill impairment charges(1)	—	—	2.5	5.5
Restructuring charges, net(2)	6.8	55.1	13.5	168.2
Restructuring related charges and other, net(3)	4.5	10.0	7.7	25.4
Acquisition and integration related charges(4)	—	—	—	4.0
Tax impact of adjustments(5)	(2.4)	(16.9)	(5.0)	(44.8)
Adjusted net income	$88.5	$65.4	$238.5	$165.6

Net income margin from continuing operations	5.5%	1.3%	7.4%	0.3%
Adjusted net income margin	6.1%	4.8%	8.0%	5.8%
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the six-month period ended May 26, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month period ended June 1, 2025, restructuring charges, net includes $6.8 million in connection with Project Fuel consisting of $7.2 million of asset impairment in connection with the closures of distribution centers, $6.8 million of severance and other post-employment benefit charges, and $2.1 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the six-month period ended June 1, 2025, restructuring charges, net includes $13.5 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $9.7 million of severance and other post-employment benefit charges, and $3.9 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the three-month period ended May 26, 2024, restructuring charges, net includes $55.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges. For the six-month period ended May 26, 2024, restructuring charges, net includes $168.2 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(3)	For the three-month and six-month periods ended June 1, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $3.6 million and $5.7 million, respectively.
For the three-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $5.2 million, other executive separation charges and legal settlements of $3.9 million and transaction and deal related costs of $0.7 million. For the six-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
(4)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(5)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share from continuing operations	$0.20	$0.04	$0.55	$0.02

Non-GAAP measure:
Diluted earnings per share from continuing operations	$0.20	$0.04	$0.55	$0.02
Goodwill impairment charges(1)	—	—	0.01	0.01
Restructuring charges, net(2)	0.02	0.14	0.03	0.42
Restructuring related charges and other, net(3)	0.01	0.02	0.02	0.06
Acquisition and integration related charges(4)	—	—	—	0.01
Tax impact of adjustments(5)	(0.01)	(0.04)	(0.01)	(0.11)
Adjusted diluted earnings per share	$0.22	$0.16	$0.60	$0.41
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the six-month period ended May 26, 2024, goodwill impairment charges includes the recognition of a $5.5 million goodwill impairment charge related to our footwear business.
(2)	For the three-month period ended June 1, 2025, restructuring charges, net includes $6.8 million in connection with Project Fuel consisting of $7.2 million of asset impairment in connection with the closures of distribution centers, $6.8 million of severance and other post-employment benefit charges, and $2.1 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the six-month period ended June 1, 2025, restructuring charges, net includes $13.5 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $9.7 million of severance and other post-employment benefit charges, and $3.9 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the three-month period ended May 26, 2024, restructuring charges, net includes $55.1 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges. For the six-month period ended May 26, 2024, restructuring charges, net includes $168.2 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(3)	For the three-month and six-month periods ended June 1, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $3.6 million and $5.7 million, respectively.
For the three-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $5.2 million, other executive separation charges and legal settlements of $3.9 million and transaction and deal related costs of $0.7 million. For the six-month period ended May 26, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $15.3 million, other legal settlements and executive separation charges of $7.6 million and transaction and deal related costs of $1.7 million.
(4)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(5)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted Free Cash Flow:
Adjusted free cash flow, a non-GAAP financial measure, includes net cash flow from operating activities less purchases of property, plant and equipment from continuing and discontinued operations. This measure therefore includes the results of our Dockers® business, which is classified as discontinued operations. We believe Adjusted free cash flow is an important liquidity measure of the cash that is available after capital expenditures for operational expenses and investment in our business. We believe Adjusted free cash flow is useful to investors because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet, invest in future growth and return capital to stockholders.
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

	Three Months Ended		Six Months Ended
	June 1, 2025	May 26, 2024	June 1, 2025	May 26, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$185.5	$262.8	$238.0	$548.8
Net cash used for investing activities	(58.6)	(69.7)	(129.7)	(141.4)
Net cash used for financing activities	(54.9)	(68.4)	(152.4)	(162.9)

Non-GAAP measure:
Net cash provided by operating activities	$185.5	$262.8	$238.0	$548.8
Purchases of property, plant and equipment	(39.5)	(40.2)	(106.1)	(111.8)
Adjusted free cash flow	$146.0	$222.6	$131.9	$437.0

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

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,446.0	$1,358.8	6.4%	$2,972.8	$2,839.0	4.7%
Impact of foreign currency exchange rates	—	(7.8)		—	(53.7)
Net revenues from Denizen® divestiture	—	(9.6)		(2.3)	(23.8)
Net revenues from Footwear category divestiture	—	(12.2)		—	(28.2)
Organic net revenues	$1,446.0	$1,329.2	8.8%	$2,970.5	$2,733.3	8.7%

Americas
As reported	$748.4	$712.2	5.1%	$1,531.4	$1,448.0	5.8%
Impact of foreign currency exchange rates	—	(15.2)		—	(34.0)
Net revenues from Denizen® divestiture	—	(9.6)		(2.3)	(23.8)
Organic net revenues - Americas	$748.4	$687.4	8.9%	$1,529.1	$1,390.2	10.0%

Europe
As reported	$403.1	$353.7	14.0%	$803.6	$777.2	3.4%
Impact of foreign currency exchange rates	—	10.1		—	(8.3)
Net revenues from Footwear category divestiture	—	(12.2)		—	(28.2)
Organic net revenues - Europe	$403.1	$351.6	14.6%	$803.6	$740.7	8.5%

Asia
As reported	$257.7	$260.0	(0.9)%	$565.8	$548.8	3.1%
Impact of foreign currency exchange rates	—	(2.7)		—	(11.4)
Organic net revenues - Asia	$257.7	$257.3	0.2%	$565.8	$537.4	5.3%

Beyond Yoga®
As reported	$36.8	$32.9	11.9%	$72.0	$65.0	10.8%
Organic net revenues - Beyond Yoga®	$36.8	$32.9	11.9%	$72.0	$65.0	10.8%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.

The table below sets forth the calculation of net revenues by channel on an organic net revenue basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,446.0	$1,358.8	6.4%	$2,972.8	$2,839.0	4.7%
Impact of foreign currency exchange rates	—	(7.8)		—	(53.7)
Net revenues from Denizen® divestiture	—	(9.6)		(2.3)	(23.8)
Net revenues from Footwear category divestiture	—	(12.2)		—	(28.2)
Organic net revenues	$1,446.0	$1,329.2	8.8%	$2,970.5	$2,733.3	8.7%

Wholesale
As reported	$729.9	$710.8	2.7%	$1,469.2	$1,469.2	—%
Impact of foreign currency exchange rates	—	(8.9)		—	(33.0)
Net revenues from Denizen® divestiture	—	(9.6)		(2.3)	(23.8)
Net revenues from Footwear category divestiture	—	(12.2)		—	(28.2)
Organic net revenues - Wholesale	$729.9	$680.1	7.3%	$1,466.9	$1,384.2	6.0%

DTC
As reported	$716.1	$648.0	10.5%	$1,503.6	$1,369.8	9.8%
Impact of foreign currency exchange rates	—	1.1		—	(20.7)
Organic net revenues - DTC	$716.1	$649.1	10.3%	$1,503.6	$1,349.1	11.5%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.

The table below sets forth the calculation of net revenues by brand on an organic net revenue basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total Levi’s Brands net revenues(1)
As reported	$1,409.2	$1,325.9	6.3%	$2,900.8	$2,774.0	4.6%
Impact of foreign currency exchange rates	—	(7.8)		—	(53.7)
Net revenues from Denizen® divestiture	—	(9.6)		(2.3)	(23.8)
Net revenues from Footwear category divestiture	—	(12.2)		—	(28.2)
Organic net revenues	$1,409.2	$1,296.3	8.7%	$2,898.5	$2,668.3	8.6%

Levi’s®
As reported	$1,352.8	$1,259.9	7.4%	$2,785.6	$2,645.8	5.3%
Impact of foreign currency exchange rates	—	(7.3)		—	(52.7)
Net revenues from Footwear category divestiture	—	(12.2)		—	(28.2)
Organic net revenues - Levi’s®	$1,352.8	$1,240.4	9.1%	$2,785.6	$2,564.9	8.6%

Levi Strauss SignatureTM
As reported	$56.4	$56.0	0.7%	$112.9	$103.7	8.9%
Impact of foreign currency exchange rates	—	(0.1)		—	(0.3)
Organic net revenues - Levi Strauss SignatureTM	$56.4	$55.9	0.9%	$112.9	$103.4	9.2%

Denizen®
As reported	$—	$10.0	(100.0)%	$2.3	$24.5	(90.6)%
Impact of foreign currency exchange rates	—	(0.4)		—	(0.7)
Net revenues from Denizen® divestiture	—	(9.6)		(2.3)	(23.8)
Organic net revenues - Denizen®	$—	$—	*	$—	$—	*
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$119.3	$86.0	38.7%	$323.3	$224.6	43.9%
Impact of foreign currency exchange rates	—	(1.9)	*	—	(11.6)	*
Constant-currency Adjusted EBIT	$119.3	$84.1	41.9%	$323.3	$213.0	51.8%

Adjusted EBIT margin	8.3%	6.3%	31.7%	10.9%	7.9%	38.0%
Impact of foreign currency exchange rates	—	(0.1)	*	—	(0.3)	*
Constant-currency Adjusted EBIT margin(2)	8.3%	6.2%	33.9%	10.9%	7.6%	43.4%
_____________

(1)	Adjusted EBIT is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful
Constant-Currency Adjusted Net Income and Constant-Currency Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	June 1, 2025	May 26, 2024	% Increase (Decrease)	June 1, 2025	May 26, 2024	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$88.5	$65.4	35.3%	$238.5	$165.6	44.0%
Impact of foreign currency exchange rates	—	—	*	—	(5.2)	*
Constant-currency Adjusted net income	$88.5	$65.4	35.3%	$238.5	$160.4	48.7%
Constant-currency Adjusted net income margin(2)	6.1%	4.8%		8.0%	5.8%

Adjusted diluted earnings per share	$0.22	$0.16	37.5%	$0.60	$0.41	46.3%
Impact of foreign currency exchange rates	—	—	*	—	(0.01)	*
Constant-currency Adjusted diluted earnings per share	$0.22	$0.16	37.5%	$0.60	$0.40	50.0%
_____________

(1)	Adjusted net income is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of June 1, 2025, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2024 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact and foreign exchange counterparty exposures, statements regarding our business strategy and other plans and objectives for our future operations, statements concerning the pending disposition of our global Dockers® business, including the expected timing of completion, statements concerning the impacts of macroeconomic conditions and tariffs, statements relating to the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "will be", "will continue", "will likely result", "may", "predicts", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 1, 2024, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
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
•the Russia-Ukraine war, conflicts in the Middle East, and the potential impacts of these and other conflicts on global economic and geopolitical conditions;
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
•planned dispositions and their expected impact, including the pending sale of our global Dockers® business;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 1, 2025. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of June 1, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended June 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the second quarter of 2025, there were no shares repurchased pursuant to the Company’s share repurchase program. Share repurchase authority was $560.4 million as of July 3, 2025.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the second quarter ended June 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date:	July 10, 2025		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ LISA W. STIRLING
Lisa W. Stirling Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)