Form 10-Q
period 2025-08-31
LEVI STRAUSS & CO
filed 2025-10-09
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of October 2, 2025, the registrant had 103,091,513 shares of Class A common stock, $0.001 par value per share and 287,738,043 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31, 2025	December 1, 2024

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$612.8	$690.0
Short-term investments in marketable securities	94.7	—
Trade receivables, net	722.9	710.0
Inventories	1,286.3	1,131.3
Other current assets	232.4	211.7
Current assets held for sale	57.7	108.1
Total current assets	3,006.8	2,851.1
Property, plant and equipment, net	677.4	687.4
Goodwill	278.8	277.6
Other intangible assets, net	194.7	196.6
Deferred tax assets, net	808.1	798.5
Operating lease right-of-use assets, net	1,129.7	1,065.5
Other non-current assets	541.8	463.9
Non-current assets held for sale	19.1	34.9
Total assets	$6,656.4	$6,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$621.4	$663.4
Accrued salaries, wages and employee benefits	224.5	234.2
Accrued sales returns and allowances	212.5	193.4
Short-term operating lease liabilities	261.1	247.4
Other accrued liabilities	659.5	672.1
Total current liabilities	1,979.0	2,010.5
Long-term debt	1,042.8	994.0
Long-term operating lease liabilities	987.1	943.0
Long-term employee related benefits and other liabilities	484.8	457.5
Total liabilities	4,493.7	4,405.0

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 102,602,359 shares and 103,984,741 shares issued and outstanding as of August 31, 2025 and December 1, 2024, respectively; and 422,000,000 Class B shares authorized, 288,227,197 shares and 291,411,568 shares issued and outstanding, as of August 31, 2025 and December 1, 2024, respectively	0.4	0.4
Additional paid-in capital	761.2	732.6
Retained earnings	1,806.4	1,672.0
Accumulated other comprehensive loss	(405.3)	(434.5)
Total stockholders’ equity	2,162.7	1,970.5
Total liabilities and stockholders’ equity	$6,656.4	$6,375.5
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,543.4	$1,443.1	$4,516.2	$4,282.1
Cost of goods sold	591.8	569.2	1,711.2	1,706.0
Gross profit	951.6	873.9	2,805.0	2,576.1
Selling, general and administrative expenses	775.6	726.4	2,313.4	2,233.4
Restructuring charges, net	8.6	3.4	22.1	171.6
Goodwill and other intangible asset impairment charges	—	111.4	2.5	116.9
Operating income	167.4	32.7	467.0	54.2
Interest expense	(12.5)	(10.1)	(35.2)	(30.4)
Other income (expense), net	1.3	(0.4)	3.5	(2.3)
Income from continuing operations before income taxes	156.2	22.2	435.3	21.5
Income tax expense (benefit)	34.2	(0.5)	93.5	(8.5)
Net income from continuing operations	122.0	22.7	341.8	30.0
Net income (loss) from discontinued operations, net of taxes	96.1	(2.0)	78.3	(2.0)
Net income	$218.1	$20.7	$420.1	$28.0
Earnings (loss) per common share:
Continuing operations - Basic	$0.31	$0.06	$0.87	$0.08
Discontinued operations - Basic	0.24	(0.01)	0.19	(0.01)
Net income - Basic	$0.55	$0.05	$1.06	$0.07

Continuing operations - Diluted	$0.31	$0.06	$0.86	$0.07
Discontinued operations - Diluted	0.24	(0.01)	0.19	—
Net income - Diluted	$0.55	$0.05	$1.05	$0.07
Weighted-average common shares outstanding:
Basic	395,659,040	398,187,049	396,578,375	398,642,455
Diluted	399,529,649	402,398,064	400,401,333	402,848,679

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions) (Unaudited)
Net income	$218.1	$20.7	$420.1	$28.0
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	1.9	2.3	5.6	6.3
Derivative instruments gains (losses)	(26.6)	(12.7)	(91.4)	5.1
Foreign currency translation gains (losses)	29.0	(34.3)	115.3	(36.1)
Unrealized gains (losses) on marketable securities	0.2	—	0.2	—
Total other comprehensive income (loss), before related income taxes	4.5	(44.7)	29.7	(24.7)
Income tax benefit (expense) related to items of other comprehensive income	3.3	0.9	(0.5)	(2.9)
Comprehensive income (loss), net of taxes	$225.9	$(23.1)	$449.3	$0.4

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended August 31, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at June 1, 2025	395.6	$0.4	$762.0	$1,740.7	$(413.1)	$2,090.0
Net income	—	—	—	218.1	—	218.1
Other comprehensive income, net of tax	—	—	—	—	7.8	7.8
Stock-based compensation and dividends, net	0.1	—	23.7	(0.1)	—	23.6
Employee stock purchase plan	0.1	—	1.9	—	—	1.9
Accelerated share repurchase, including excise tax	(5.0)	—	(24.0)	(96.9)	—	(120.9)
Tax withholdings on equity awards	—	—	(2.4)	—	—	(2.4)
Cash dividends declared ($0.14 per share)	—	—	—	(55.4)	—	(55.4)
Balance at August 31, 2025	390.8	$0.4	$761.2	$1,806.4	$(405.3)	$2,162.7

	Nine Months Ended August 31, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at December 1, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5
Net income	—	—	—	420.1	—	420.1
Other comprehensive income, net of tax	—	—	—	—	29.2	29.2
Stock-based compensation and dividends, net	1.7	—	67.9	(0.1)	—	67.8
Employee stock purchase plan	0.3	—	5.6	—	—	5.6
Accelerated share repurchase, including excise tax	(5.0)	—	(24.0)	(96.9)	—	(120.9)
Repurchase of common stock	(1.6)	—	—	(30.5)	—	(30.5)
Tax withholdings on equity awards	—	—	(20.9)	—	—	(20.9)
Cash dividends declared ($0.40 per share)	—	—	—	(158.2)	—	(158.2)
Balance at August 31, 2025	390.8	$0.4	$761.2	$1,806.4	$(405.3)	$2,162.7

	Three Months Ended August 25, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at May 26, 2024	397.4	$0.4	$708.0	$1,620.0	$(374.7)	$1,953.7
Net income	—	—	—	20.7	—	20.7
Other comprehensive loss, net of tax	—	—	—	—	(43.8)	(43.8)
Stock-based compensation and dividends, net	0.1	—	12.7	(0.2)	—	12.5
Employee stock purchase plan	0.1	—	2.0	—	—	2.0
Repurchase of common stock	(0.9)	—	—	(17.8)	—	(17.8)
Tax withholdings on equity awards	—	—	(2.7)	—	—	(2.7)
Cash dividends declared ($0.13 per share)	—	—	—	(51.5)	—	(51.5)
Balance at August 25, 2024	396.7	$0.4	$720.0	$1,571.2	$(418.5)	$1,873.1

	Nine Months Ended August 25, 2024
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 26, 2023	397.3	$0.4	$686.7	$1,750.2	$(390.9)	$2,046.4
Net income	—	—	—	28.0	—	28.0
Other comprehensive loss, net of tax	—	—	—	—	(27.6)	(27.6)
Stock-based compensation and dividends, net	2.3	—	48.2	(0.2)	—	48.0
Employee stock purchase plan	0.3	—	6.2	—	—	6.2
Repurchase of common stock	(3.2)	—	—	(59.7)	—	(59.7)
Tax withholdings on equity awards	—	—	(21.1)	—	—	(21.1)
Cash dividends declared ($0.37 per share)	—	—	—	(147.1)	—	(147.1)
Balance at August 25, 2024	396.7	$0.4	$720.0	$1,571.2	$(418.5)	$1,873.1

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 31, 2025	August 25, 2024

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$420.1	$28.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.4	138.8
Goodwill and intangible asset impairment	2.5	116.9
Property, plant, and equipment impairment, and early lease terminations, net	15.6	12.1
Gain on sale of business, prior to costs to sell	(155.6)	—
Gain on sale of assets	(8.5)	—
Stock-based compensation	67.8	48.2
Deferred income taxes	8.2	(68.6)
Other, net	(13.6)	12.6
Net change in operating assets and liabilities	(225.1)	313.1
Net cash provided by operating activities	262.8	601.1
Cash Flows from Investing Activities:
Proceeds from sale of business	194.7	—
Purchases of property, plant and equipment	(170.3)	(161.8)
Net proceeds from sales of assets	22.4	—
Payment for business acquisition	—	(34.4)
Proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, net	37.1	5.3
Payments to acquire short-term investments	(93.6)	—
Other investing activities, net	—	(1.3)
Net cash provided by (used for) investing activities	(9.7)	(192.2)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	543.8	—
Repayments of long-term debt	(550.4)	—
Accelerated share repurchase	(120.0)	—
Repurchase of common stock	(30.5)	(59.7)
Tax withholdings on equity awards	(20.9)	(21.1)
Dividends to stockholders	(158.2)	(147.1)
Other financing activities, net	(0.9)	(1.2)
Net cash used for financing activities	(337.1)	(229.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6.8	(1.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	(77.2)	178.3
Beginning cash and cash equivalents	690.0	398.8
Ending cash and cash equivalents	$612.8	$577.1

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$38.9	$61.4
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the period, net of refunds	119.0	75.7
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
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
In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business. The transaction is subject to customary closing conditions and closed on July 31, 2025 for the Dockers® intellectual property and operations in the U.S. and Canada, and is expected to close on or around January 31, 2026 for the remaining Dockers® operations. Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented. See Note 2 “Discontinued Operations”. The Dockers® business is a separate operating segment historically presented in our financial statements under the caption of Other Brands.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended August 31, 2025 may not be indicative of the results to be expected for any other interim period or the year ending November 30, 2025.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
Distribution Center Conversion
On June 6, 2024, the Company entered into an agreement to replace certain of the Company’s legacy U.S. distribution centers with a new third party logistics center. The Company maintains certain rights over the warehouse, and warehouse equipment and technologies which resulted in an Operating lease right-of-use asset and lease liability of $30.6 million in “Operating lease right-of-use assets, net” and “Short-term Operating lease liabilities” and “Long-term Operating lease liabilities” balances and a Financing lease right-of-use asset and lease liability of $14.0 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets during 2024. In the first quarter of 2025, the Company recorded an additional Financing lease right-of-use asset and lease liability of $61.6 million in “Other non-current assets” and “Long-term employee related benefits and other liabilities” balances on the consolidated balance sheets.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.3 billion as of both August 31, 2025 and December 1, 2024.
In the third quarter of 2024, the Company recorded $11.1 million of asset impairment charges related to technology projects discontinued in connection with Project Fuel, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income. The Company also recorded an impairment charge of $9.1 million related to the Beyond Yoga® customer relationship intangible assets, which is included in “Goodwill and other intangible asset impairment charges” in the Company’s consolidated statements of income. See Note 3 for additional information.
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
The Company’s outstanding payment obligations under this program were $150.6 million as of August 31, 2025 and $152.2 million as of December 1, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
Share Repurchases
During the first quarter of 2025, the Company repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. On August 1, 2025, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $120.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $120.0 million and took delivery of approximately 5.0 million shares of Class A common stock, representing 80% of the dollar amount of the transaction, based on the August 1, 2025 closing share price, over the transaction's term (the "ASR Agreement"). The initial shares received, which had an aggregate cost of $96.0 million based on the August 1, 2025 closing share price, were retired and recorded as a reduction of Retained Earnings, with the remainder of $24.0 million recorded as a reduction of additional paid-in capital. These purchases equate to an average repurchase price of approximately $19.05 per share for the nine months ended August 31, 2025. The total number of shares the Company will ultimately repurchase will be based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Agreement, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the transactions under the ASR Agreement is expected to occur no later than the first quarter of 2026.
During the three and nine months ended August 25, 2024, the Company repurchased 1.0 million and 3.3 million shares for $17.8 million and $59.7 million, plus broker's commissions, respectively, in the open market. This equates to an average repurchase price of approximately $18.35 per share for the nine months ended August 25, 2024.
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
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of income and statements of cash flows have been conformed to the August 31, 2025 presentation.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2024 Annual Report on Form 10-K. The Company will adopt ASU 2023-07, Improvements to Reportable Segment Disclosures, on a retrospective basis in the Annual Report on Form 10-K for the fiscal year ending November 30, 2025. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 2: DISCONTINUED OPERATIONS
In the fourth quarter of 2024 the Company announced it had initiated a formal review of strategic alternatives to the global Dockers® brand, which could include a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business and the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business for an initial transaction value of $311 million, subject to customary adjustments and closing conditions, with the potential to reach up to $391 million through an $80 million earnout opportunity in future years based on the performance of the Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada for gross proceeds of $194.7 million, resulting in a gain on sale of $139.0 million, net of direct costs to sell. The sale of the remaining Dockers® operations is expected to close on or around January 31, 2026.
Under the terms of a transition services agreement, the Company will provide certain post-closing accounting, tax, digital technology and supply chain services for Dockers® operations in the U.S. and Canada for a transitional period generally ending on January 31, 2026. Fees earned under the transition services agreement are included in “Selling, general and administrative expenses” in the consolidated statements of income.
The following table reconciles the gross proceeds with the gain on sale of Dockers® intellectual property and operations in the U.S. and Canada included in “Net income (loss) from discontinued operations, net of taxes”.

Three Months Ended
August 31, 2025

Gross proceeds	$194.7
Less direct costs to sell	16.6
Less carrying amount of Dockers® intellectual property and operations in the U.S. and Canada	39.1
Gain on sale of Dockers® intellectual property and operations in the U.S. and Canada	$139.0
Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. The Dockers® net assets were classified as current and non-current. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented.
The following table presents the assets and liabilities held for sale:

	August 31, 2025	December 1, 2024

	(Dollars in millions)
Current Assets:
Inventories	$57.7	$108.1
Total current assets held for sale	57.7	108.1
Property, plant and equipment, net	6.8	11.3
Operating lease right-of-use assets, net	12.3	23.6
Total non-current assets held for sale	19.1	34.9
Total assets held for sale	$76.8	$143.0

Current Liabilities:
Short-term operating lease liabilities	$4.5	$5.9
Total current liabilities held for sale	4.5	5.9
Long-term operating lease liabilities	6.1	17.5
Total long-term liabilities held for sale	6.1	17.5
Total liabilities held for sale	$10.6	$23.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
The following table presents the results of discontinued operations:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
Net revenues	$55.3	$73.7	$194.5	$233.5
Cost of goods sold	27.3	36.9	95.6	120.7
Gross profit	28.0	36.8	98.9	112.8
Selling, general and administrative expenses	30.4	39.2	116.0	112.1
Restructuring charges, net(1)	8.6	—	16.9	3.1
Income (loss) from discontinued operations before income taxes and gain on sale	(11.0)	(2.4)	(34.0)	(2.4)
Gain on sale of Dockers® intellectual property and operations in the U.S. and Canada before income taxes	139.0	—	139.0	—
Total income (loss) from discontinued operations before income taxes	128.0	(2.4)	105.0	(2.4)
Income tax expense (benefit)	31.9	(0.4)	26.7	(0.4)
Net income (loss) from discontinued operations, net of taxes	$96.1	$(2.0)	$78.3	$(2.0)
____________
(1)Restructuring charges, net amounts previously attributable to corporate expenses were reported as discontinued operations for the nine months ended August 25, 2024.

Cash flows related to discontinued operations are included in the consolidated statements of cash flows. The gain on sale of Dockers® intellectual property and operations in the U.S. and Canada of $155.6 million, prior to costs to sell, was an adjustment to reconcile net income to net cash provided by operating activities and the proceeds from sale of $194.7 million were included in cash flows from investing activities. There were no other significant operating noncash items or investing activities cash flows from discontinued operations during the three and nine months ended August 31, 2025 and August 25, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the nine months ended August 31, 2025 and August 25, 2024 were as follows:

	Nine Months Ended August 31, 2025
	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, December 1, 2024
Goodwill	$242.7	$37.2	$2.9	$123.6	$406.4
Accumulated impairment losses	—	(17.1)	—	(111.7)	(128.8)
	242.7	20.1	2.9	11.9	277.6
Impairment losses	(2.5)	—	—	—	(2.5)
Goodwill acquired during the year	—	—	—	—	—
Foreign currency fluctuation	1.7	2.0	—	—	3.7
Balance, August 31, 2025
Goodwill	244.4	39.2	2.9	123.6	410.1
Accumulated impairment losses	(2.5)	(17.1)	—	(111.7)	(131.3)
	$241.9	$22.1	$2.9	$11.9	$278.8
_____________
(1)Comprised of the Beyond Yoga® reporting unit goodwill only.

	Nine Months Ended August 25, 2024
	Americas	Europe	Asia	Other Brands(1)	Total

	(Dollars in millions)
Balance, November 26, 2023
Goodwill	$231.7	$32.6	$2.8	$123.6	$390.7
Accumulated impairment losses	—	(11.6)	—	(75.4)	(87.0)
	231.7	21.0	2.8	48.2	303.7
Impairment losses(2)	—	(5.5)	—	(36.3)	(41.8)
Goodwill acquired during the year(3)	15.9	5.0	—	—	20.9
Foreign currency fluctuation	(2.7)	0.6	0.1	—	(2.0)
Balance, August 25, 2024
Goodwill	244.9	38.2	2.9	123.6	409.6
Accumulated impairment losses	—	(17.1)	—	(111.7)	(128.8)
	$244.9	$21.1	$2.9	$11.9	$280.8
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
During the third quarter of 2025, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Beyond Yoga® reporting unit using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The trademark fair value was determined using the relief-from-royalty method to utilize the discounted projected future cash flows. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible were less than 10% over their carrying values.
The significant assumptions used in the assessment of the fair value of the reporting unit included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. The significant assumptions used in the assessment of the fair value of the trademark intangible asset included revenue growth rates, a discount rate and a royalty rate. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the Beyond Yoga® reporting unit, the Beyond Yoga® indefinite-lived trademark intangible asset, or both might decline and lead to impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

The following table presents the Company’s other intangible assets, net:

	August 31, 2025			December 1, 2024
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks (1)	$177.9	$—	$177.9	$177.9	$—	$177.9
Amortized intangible assets:
Customer relationships and other (2)	38.6	(21.8)	16.8	37.6	(18.9)	18.7
Total	$216.5	$(21.8)	$194.7	$215.5	$(18.9)	$196.6
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 31, 2025			December 1, 2024
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$103.4	$103.4	$—	$95.4	$95.4	$—
Short-term investments in marketable securities	94.7		94.7	—	—	—
Derivative instruments(3)	5.9	—	5.9	17.6	—	17.6
Total	$204.0	$103.4	$100.6	$113.0	$95.4	$17.6
Financial liabilities carried at fair value
Derivative instruments(3)	$25.6	$—	$25.6	$9.5	$—	$9.5
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 31, 2025		December 1, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
4.000% senior notes due 2030(1)	$549.1	$560.0	$—	$—
3.375% senior notes due 2027(1)	—	—	502.5	498.1
3.50% senior notes due 2031(1)	504.5	466.1	499.6	440.8
Short-term borrowings	5.7	5.7	5.5	5.5
Total	$1,059.3	$1,031.8	$1,007.6	$944.4
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 31, 2025, the Company had forward foreign exchange contracts derivatives to buy $578.1 million and to sell $491.0 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2027.
The table below provides data about the carrying values of derivative and non-derivative instruments:

	August 31, 2025			December 1, 2024
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$3.3	$—	$3.3	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(22.8)	(22.8)	—	(4.7)	(4.7)
Total	$3.3	$(22.8)		$15.6	$(4.7)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$5.9	$(3.3)	$2.6	$17.6	$(15.6)	$2.0
Forward foreign exchange contracts(2)	22.8	(25.6)	(2.8)	4.7	(9.5)	(4.8)
Total	$28.7	$(28.9)		$22.3	$(25.1)
Non-derivatives designated as hedging instruments
4.000% Euro senior notes due 2030	$—	$(554.8)		$—	$—
3.375% Euro senior notes due 2027	—	—		—	(500.9)
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	August 31, 2025			December 1, 2024
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$32.0	$(7.4)	$24.6	$37.9	$(11.0)	$26.9
Financial liabilities	(51.7)	7.4	(44.3)	(29.9)	11.0	(18.9)
Total			$(19.7)			$8.0
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of August 31, 2025	As of December 1, 2024	Three Months Ended		Nine Months Ended
			August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
Foreign exchange risk contracts	$(27.2)	$10.2	$5.1	$(0.2)	$6.1	$(18.2)
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(67.8)	(13.8)	—	—	—	—
Cumulative income taxes	30.0	9.8	—	—	—	—
Total	$(80.2)	$(9.0)
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
There was no hedge ineffectiveness for the nine months ended August 31, 2025. Within the next 12 months, a $26.5 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
Amount of (Loss) Gain on Cash Flow Hedge Activity:
Net revenues	$0.3	$(1.2)	$(2.3)	$(4.0)
Cost of goods sold	$4.8	$1.0	$8.4	$(14.2)
The table below provides data about the amount of gains and losses related to derivative instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
Forward foreign exchange contracts:
Realized (loss) gain(1)	$10.6	$(1.0)	$39.8	$8.3
Unrealized (loss) gain	0.4	(0.1)	1.2	(6.5)
Total	$11.0	$(1.1)	$41.0	$1.8
_____________
(1)The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.
NOTE 6: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	August 31, 2025	December 1, 2024

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$161.3	$188.9
Accrued advertising and promotion	67.5	64.1
Taxes other than income taxes payable	67.0	69.0
Restructuring liabilities	64.7	69.8
Accrued income taxes	41.9	40.3
Accrued property, plant and equipment	38.9	65.4
Fair value derivatives	25.5	9.5
Accrued rent	14.3	9.2
Accrued interest payable	11.1	8.3
Short-term debt	5.7	5.5
Other	161.6	142.1
Total other accrued liabilities	$659.5	$672.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

NOTE 7: DEBT
The following table presents the Company’s debt:

	August 31, 2025	December 1, 2024

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$—	$498.8
4.000% senior notes due 2030	547.1	—
3.50% senior notes due 2031	495.7	495.2
Total long-term debt	$1,042.8	$994.0
Short-term debt
Short-term borrowings	5.7	5.5
Total debt	$1,048.5	$999.5

Senior Revolving Credit Facility
As of August 31, 2025, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $743.1 million at August 31, 2025, as the total availability of $762.1 million was reduced by $19.0 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three and nine months ended August 31, 2025 was 4.43% and 4.32%, respectively, as compared to 3.97% and 3.98%, respectively, during the same periods of 2024.
Issuance of Senior Notes due 2030 and Redemption of Senior Notes due 2027
In July 2025, the Company issued €475.0 million in aggregate principal amount of 4.000% senior notes due 2030 (the “Senior Notes due 2030”) to qualified institutional buyers and to purchasers outside the U.S. The Company used the net proceeds of the Notes, together with cash on hand, to redeem all €475.0 million in aggregate principal amount of its outstanding 3.375% Senior Notes due 2027.

Principal, interest and maturity. The Senior Notes due 2030 will mature on August 15, 2030. Interest on the Senior Notes due 2030 is payable semi-annually in arrears on February 15 and August 15.

Ranking. The Senior Notes due 2030 are not guaranteed by any of the Company's subsidiaries and are unsecured obligations. Accordingly, they:
•rank equal in right of payment with all of the Company's other existing and future unsecured and unsubordinated debt;
•rank senior in right of payment to the Company's future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes due 2030;
•are effectively subordinated in right of payment to all of the Company's existing and future senior secured debt and other obligations (including the Credit Facility) to the extent of the value of the collateral securing such debt; and
•are structurally subordinated to all obligations of each of the Company's subsidiaries.

Optional redemption. The Company may redeem some or all of the Senior Notes due 2030, at once or over time, at redemption prices specified in the indenture governing the Senior Notes due 2030 (the “2030 indenture”), plus accrued and unpaid interest, if any, to the date of redemption.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
Mandatory redemption, offer to purchase and open market purchases. The Company is not required to make any sinking fund payments with respect to the Senior Notes due 2030. However, under certain circumstances as described under “Change of control” below, the Company may be required to offer to purchase the Senior Notes due 2030. The Company may from time to time purchase the Senior Notes due 2030 in the open market or otherwise.

Covenants. The 2030 indenture contains covenants that limit, among other things, the Company’s ability to incur liens, enter into sale and leaseback transactions and merge or consolidate with another person. The 2030 indenture also limits the ability of the Company’s subsidiaries to incur additional debt, incur liens and enter into sale and leaseback transactions. The 2030 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2030 indenture or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes due 2030 may declare all the Senior Notes due 2030 to be due and payable immediately. As of August 31, 2025, the Company was in compliance with these covenants.

Change of control. Upon the occurrence of a change of control triggering event (as defined in the 2030 indenture), each holder of the Senior Notes due 2030 may require the Company to repurchase all or a portion of the Senior Notes due 2030 in cash at a price equal to 101% of the principal amount of the Senior Notes due 2030 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
NOTE 8: RESTRUCTURING ACTIVITIES
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
For the three and nine months ended August 31, 2025, the Company recognized restructuring charges of $8.6 million and $22.1 million, respectively, in connection with Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs and asset impairments partially offset by a gain on the sale of a previously closed distribution center. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of August 31, 2025, the restructuring liability was $81.7 million, with $64.7 million and $17.0 million classified as “Other accrued liabilities” and “Long-term employee related benefits and other liabilities”, respectively, within the Company’s consolidated balance sheet.
The Company also recognized $4.3 million and $11.8 million of restructuring related charges during the three and nine months ended August 31, 2025, respectively, primarily consisting of consulting costs, distribution center transition costs, and employee one-time incentives, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
For the three and nine months ended August 25, 2024, the Company recognized restructuring charges of $3.4 million and $171.6 million, respectively, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income.
The Company also recognized $19.0 million and $34.3 million of restructuring related charges during the three and nine months ended August 25, 2024, respectively, consisting primarily of consulting fees which were recorded in “Selling general and administrative expenses” in the consolidated statements of income. Additionally, the Company recognized an impairment charge of $11.1 million in the third quarter of 2024 related to capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with Project Fuel which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
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

	Three Months Ended August 31, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	June 1, 2025				August 31, 2025

	(Dollars in millions)
Severance and employee-related benefits	$58.6	$13.5	$(10.7)	$1.5	$62.9
Contract termination costs and other	28.1	(0.1)	(9.5)	0.3	18.8
Total	$86.7	$13.4	$(20.2)	$1.8	$81.7
_____________
(1)Excludes $4.0 million in stock compensation related charges recorded in Additional paid-in capital. Includes $8.6 million of Dockers® restructuring costs reported as discontinued operations

	Nine Months Ended August 31, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				August 31, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$25.1	$(49.7)	$3.8	$62.9
Contract termination costs and other	20.7	3.6	(10.1)	4.6	18.8
Total	$104.4	$28.7	$(59.8)	$8.4	$81.7
_____________
(1)Excludes $5.3 million in stock compensation related charges recorded in Additional paid-in capital, $9.2 million of asset impairment charges in connection with the closures of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $11.8 million of Dockers® restructuring costs reported as discontinued operations.

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
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

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
NOTE 9: COMMITMENTS AND CONTINGENCIES
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of August 31, 2025, the Company has recorded certain reserves for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
NOTE 10: DIVIDENDS
Dividends are declared at the discretion of the Board. In January, April, and July 2025, the Company declared cash dividends of $0.13, $0.13, and $0.14 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April, and July 2024, the Company declared cash dividends of $0.12, $0.12, and $0.13 per share, respectively, to holders of record of its Class A and Class B common stock. During the three and nine months ended August 31, 2025, dividends were paid in the amount of $55.4 million and $158.2 million respectively, compared to $51.5 million and $147.1 million, respectively, for the same prior-year period.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
Subsequent to the Company’s quarter end, the Board declared a cash dividend of $0.14 per share to holders of record of its Class A and Class B common stock at the close of business on October 20, 2025, for a total quarterly dividend of approximately $55 million.
NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended August 31, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at June 1, 2025	$(138.4)	$(59.7)	$(215.0)	$—	$(413.1)
Other comprehensive (loss) income before reclassifications	(0.5)	(15.4)	26.5	0.2	10.8
Amounts reclassified from accumulated other comprehensive loss	2.1	(5.1)	—	—	(3.0)
Net increase (decrease) in other comprehensive (loss) income	1.6	(20.5)	26.5	0.2	7.8
Accumulated other comprehensive (loss) income at August 31, 2025	$(136.8)	$(80.2)	$(188.5)	$0.2	$(405.3)

	Nine Months Ended August 31, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at December 1, 2024	$(141.2)	$(9.0)	$(284.3)	$—	$(434.5)
Other comprehensive (loss) income before reclassifications	(1.2)	(65.1)	95.8	0.2	$29.7
Amounts reclassified from accumulated other comprehensive loss	5.6	(6.1)	—	—	$(0.5)
Net increase (decrease) in other comprehensive (loss) income	4.4	(71.2)	95.8	0.2	29.2
Accumulated other comprehensive (loss) income at August 31, 2025	$(136.8)	$(80.2)	$(188.5)	$0.2	$(405.3)
___________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

	Three Months Ended August 25, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at May 26, 2024	$(150.2)	$(27.2)	$(197.3)	$(374.7)
Other comprehensive (loss) income before reclassifications	(0.4)	(11.0)	(34.9)	(46.3)
Amounts reclassified from accumulated other comprehensive loss	2.3	0.2	—	2.5
Net increase (decrease) in other comprehensive income (loss)	1.9	(10.8)	(34.9)	(43.8)
Accumulated other comprehensive loss at August 25, 2024	$(148.3)	$(38.0)	$(232.2)	$(418.5)

	Nine Months Ended August 25, 2024
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 26, 2023	$(153.2)	$(42.0)	$(195.7)	$(390.9)
Other comprehensive (loss) income before reclassifications	(1.8)	(14.2)	(36.5)	(52.5)
Amounts reclassified from accumulated other comprehensive loss	6.7	18.2	—	24.9
Net increase (decrease) in other comprehensive (loss) income	4.9	4.0	(36.5)	(27.6)
Accumulated other comprehensive loss at August 25, 2024	$(148.3)	$(38.0)	$(232.2)	$(418.5)
_____________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended August 31, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$472.7	$213.3	$134.7	$11.5	$832.2
Direct-to-consumer	333.7	213.0	143.0	21.5	711.2
Total net revenues	$806.4	$426.3	$277.7	$33.0	$1,543.4

	Nine Months Ended August 31, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,338.3	$561.9	$365.2	$36.0	$2,301.4
Direct-to-consumer	999.5	668.0	478.3	69.0	2,214.8
Total net revenues	$2,337.8	$1,229.9	$843.5	$105.0	$4,516.2

	Three Months Ended August 25, 2024
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$450.4	$215.2	$123.8	$14.7	$804.1
Direct-to-consumer	306.8	191.4	123.3	17.5	639.0
Total net revenues	$757.2	$406.6	$247.1	$32.2	$1,443.1

	Nine Months Ended August 25, 2024
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in thousands)
Net revenues by channel:
Wholesale	$1,289.9	$574.8	$368.3	$40.3	$2,273.3
Direct-to-consumer	915.3	609.0	427.6	56.9	2,008.8
Total net revenues	$2,205.2	$1,183.8	$795.9	$97.2	$4,282.1
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 31, 2025 and December 1, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 13: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
Foreign exchange management gains (losses)(1)	$11.0	$(1.1)	$41.0	$1.8
Foreign currency transaction losses(2)	(11.1)	(5.8)	(48.6)	(11.2)
Other, net	1.4	6.5	11.1	7.1
Total other income (expense), net	$1.3	$(0.4)	$3.5	$(2.3)
____________
(1)Gains on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. For the three and nine months ended August 31, 2025, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Euro.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuations on the Company's foreign currency denominated balances. For the three and nine months ended August 31, 2025, losses were primarily due to the impact of U.S. dollar weakening against the Euro.
NOTE 14: INCOME TAXES
The Company’s effective income tax rate was 21.9% for the three months ended August 31, 2025, compared to (1.9)% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily due to lower earnings before tax in the prior year.
The Company’s effective income tax rate was 21.5% for the nine months ended August 31, 2025, compared to (39.3)% for the same prior-year period. The increase in the effective tax rate is primarily due to lower earnings before tax in the prior year, and a $10.1 million tax benefit related to favorable resolutions of state audits.
The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company determined that Pillar Two did not have a material impact to our tax provision for the three and nine months ended August 31, 2025. We will continue to evaluate the impact of legislative changes as additional guidance becomes available.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 15: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions, except per share amounts)
Numerator:
Net income from continuing operations	$122.0	$22.7	$341.8	$30.0
Net income (loss) from discontinued operations, net of taxes	96.1	(2.0)	78.3	(2.0)
Net income	$218.1	$20.7	$420.1	$28.0
Denominator:
Weighted-average common shares outstanding - basic	395,659,040	398,187,049	396,578,375	398,642,455
Dilutive effect of stock awards	3,870,609	4,211,015	3,822,958	4,206,224
Weighted-average common shares outstanding - diluted	399,529,649	402,398,064	400,401,333	402,848,679
Earnings (loss) per common share:
Continuing operations - Basic	$0.31	$0.06	$0.87	$0.08
Discontinued operations - Basic	0.24	(0.01)	0.19	(0.01)
Net income - Basic	$0.55	$0.05	$1.06	$0.07

Continuing operations - Diluted	$0.31	$0.06	$0.86	$0.07
Discontinued operations - Diluted	0.24	(0.01)	0.19	—
Net income - Diluted	$0.55	$0.05	$1.05	$0.07
Anti-dilutive securities excluded from calculation of diluted earnings per share	3,691,474	2,609,700	3,953,446	4,171,552
NOTE 16: RELATED PARTIES
Michelle Gass (President and Chief Executive Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. During the three and nine months ended August 31, 2025, the Company donated $0.4 million and $5.3 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $5.7 million, respectively, for the same prior-year periods. During the three and nine months ended August 31, 2025, the Company recognized expenses related to their donation commitments of $5.9 million and $9.1 million, respectively, as compared to $2.2 million and $6.4 million, respectively, for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
NOTE 17: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands. The Beyond Yoga® business is managed separately. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand with the wind down of operations substantially complete as of March 2, 2025. At the end of the first quarter of 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business and on July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close on or around January 31, 2026. Accordingly, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented and excluded the business from segment results for all periods presented. See Note 2 “Discontinued Operations”.
The Company considers its chief executive officer to be its chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025
Business segment information for the Company is as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
Net revenues:
Americas	$806.4	$757.2	$2,337.8	$2,205.2
Europe	426.3	406.6	1,229.9	1,183.8
Asia	277.7	247.1	843.5	795.9
Total segment net revenues	1,510.4	1,410.9	4,411.2	4,184.9
Beyond Yoga®	33.0	32.2	105.0	97.2
Total net revenues	$1,543.4	$1,443.1	$4,516.2	$4,282.1
Income (loss) from continuing operations before income taxes:
Americas	$189.3	$173.9	$512.3	$432.8
Europe	91.0	83.2	262.8	239.9
Asia	33.4	28.5	120.9	111.0
Total segment operating income	313.7	285.6	896.0	783.7
Beyond Yoga® operating (loss) income	(4.8)	(5.8)	(12.3)	(9.6)
Restructuring charges, net(1)	(8.6)	(3.4)	(22.1)	(171.6)
Goodwill and other intangible asset impairment charges(2)	—	(111.4)	(2.5)	(116.9)
Corporate expenses(3)	(132.9)	(132.3)	(392.1)	(431.4)
Interest expense	(12.5)	(10.1)	(35.2)	(30.4)
Other income (expense), net(4)	1.3	(0.4)	3.5	(2.3)
Income (loss) from continuing operations before income taxes	$156.2	$22.2	$435.3	$21.5
____________
(1)Restructuring charges, net for the three and nine months ended August 31, 2025 consisted primarily of severance and other post-employment benefit charges, and asset impairment and contract termination costs, partially offset by a gain recognized on the sale of a distribution center in connection with Project Fuel.
Restructuring charges, net for the three and nine months ended August 25, 2024 consisted primarily of severance and other post-employment benefit charges in connection with Project Fuel.
(2)For the three and nine months ended August 25, 2024, goodwill and other intangible asset impairment charges includes $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million related to the Beyond Yoga® customer relationship intangible assets. Additionally, the nine months ended August 25, 2024.includes a $5.5 million goodwill impairment charge related to the footwear business.
(3)$3.1 million benefit related to incentive compensation for the Dockers® business was reclassified from Corporate expenses to SG&A within discontinued operations for the nine months ended August 25, 2024.
(4)Other income (expense), net for the three and nine months ended August 31, 2025 includes subrogation related to an insurance recovery of $1.1 million. Other income (expense), net for the three and nine months ended August 25, 2024 includes an insurance recovery of 2.7 million and a government subsidy gain of 1.4 million.

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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world under our Levi’s®, Dockers®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. The wind down of Denizen® brand operations was substantially complete as of March 2, 2025. In the second quarter of 2025 we entered into a definitive agreement to sell our Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close on or around January 31, 2026.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 31, 2025, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,200 brand-dedicated stores and shop-in-shops. As of August 31, 2025, we had 1,201 company-operated stores located in 39 countries and approximately 510 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% and 65% of our total units sold in the first nine months of 2025 and 2024, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 29% of our total units sold in the first nine months of both 2025 and 2024. The remainder of our products are accessories. Men’s products generated 60% and 61% of our net revenues in the first nine months of 2025 and 2024, respectively. Women’s products generated 39% and 38% of our net revenues in the first nine months of 2025 and 2024, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, accessories and pants excluding jeans – represented 38% and 37% of our net revenues in the first nine months of 2025 and 2024, respectively.
Our Europe and Asia businesses, collectively, contributed 46% of our net revenues in the first nine months of both 2025 and 2024. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 58% of our net revenues in the first nine months of both 2025 and 2024. Sales of Levi’s® brand products represented approximately 94% of our net revenues in the first nine months of both 2025 and 2024.
Our wholesale channel generated 51% and 53% of our net revenues in the first nine months of 2025 and 2024, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 7% of our net revenues in the first nine months of both 2025 and 2024. Our DTC channel generated 49% and 47% of our net revenues in the first nine months of 2025 and 2024, respectively, with our company operated e-commerce business representing 22% and 21% of DTC channel net revenues in the first nine months of 2025 and 2024, respectively, and 11% and 10% of total net revenues in the first nine months of 2025 and 2024, respectively.
Sale of Dockers®
In the fourth quarter of 2024, the Company announced it had initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. During the second quarter of 2025 the Company entered into a definitive agreement to sell its Dockers® business, subject to customary closing conditions. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close on or around January 31, 2026. The Dockers® business was reported as discontinued operations in the consolidated statements of income for all periods presented. The current year and prior year metrics included in this Management’s Discussion and Analysis exclude the impact of Dockers®.
Project Fuel
In the first quarter of 2024, our Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel”, designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. This is a two-year initiative that began in 2024, with a focus on optimizing our operating model and structure, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization. The Company is changing its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which has resulted and will continue to result in the sale, lease, exit or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers. The first phase of the global productivity initiative was completed primarily in the first half of 2024. In connection with the initiative, we incurred restructuring charges of $22.1 million and restructuring related charges of $11.8 million in the first nine months of 2025, which were included in “Restructuring charges, net” and “Selling, general and administrative expenses” (“SG&A”), respectively, in the consolidated statements of income. We may incur additional significant restructuring and restructuring related charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.

Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Additional tariffs recently imposed on products imported into the U.S. from most jurisdictions, along with retaliatory actions by other countries, have created an uncertain environment for global trade. In addition, many of our products are produced in countries, such as Bangladesh, Pakistan, Cambodia and Vietnam, which have been the subject of new U.S. reciprocal tariffs, and there may be additional or increased incremental tariff actions in the future. As a result of the new tariffs, expected additional tariffs, retaliatory actions taken by other countries in response, and continuing uncertainty as to the status of such tariffs, the cost of our inventory in the U.S. has increased and may increase further in the future. These increased costs could lead to a significant increase in cost of sales and a significant reduction in gross margin and income from operations. We are monitoring the changing tariff and trade restrictions, assessing the impact on our business and taking steps to mitigate their impact, which include supplier negotiations, cost reductions, changing the timing of receiving inventory and selective price increases. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, retaliatory or other measures are difficult to predict, including related unfavorable impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions, could materially and adversely affect our business.
•As part of our effort to optimize our logistics network, we are in the process of transitioning the operation of certain of our global distribution and fulfillment centers to third-party logistics providers. This transition from owner-operated facilities to third-party logistics providers has and may continue to cause interruptions to these centers as we transition or restructure systems, technology and employees. We have and may continue to experience shipping delays, order cancellations and increased costs as a result of this transition. Given that, we are subject to concentration risks and any disruptions, delays or other events impacting the business of the third-party logistics providers may have a significant impact on our business, including our ability to timely fulfill orders. If we continue to encounter problems with our distribution system, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies may be adversely affected.
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
•Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including tax cut extensions and modifications to the international tax framework. Although we expect the OBBBA to have immaterial impacts to our financial results, we will continue monitoring its impacts.
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
Our Third Quarter 2025 Results
•Net revenues. Consolidated net revenues increased 7.0% on a reported basis and 6.9% on an organic net revenues basis compared to the third quarter of 2024 reflecting net revenue growth across all regions and in both DTC and wholesale channels. Organic net revenues excludes the impact on net revenues of the footwear and Denizen® divestitures from the third quarter of 2024.
•Net income from continuing operations. We recognized consolidated net income from continuing operations of $122.0 million, compared to $22.7 million in the third quarter of 2024. The increase was primarily driven by Beyond Yoga® goodwill and intangible impairment charges recorded in the third quarter of 2024 as well as higher gross profit. These increases were partially offset by higher income taxes in the current year. Operating margin was 10.8%, up from 2.3% in the third quarter of 2024.
•Adjusted EBIT. Compared to the third quarter of 2024, Adjusted EBIT increased 2.5% to $182.3 million from $177.8 million. The increase is due to higher gross profit partially offset by higher Adjusted SG&A. As a result, Adjusted EBIT margin was 11.8%, 50 basis points lower than the third quarter of 2024 on a reported basis, and 70 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the third quarter of 2024, Adjusted net income increased to $135.7 million from $133.9 million. The increase was due to higher Adjusted EBIT as described above, partially offset by higher income taxes in the current year.
•Diluted earnings per share from continuing operations. We recognized diluted earnings per share from continuing operations of $0.31, compared to $0.06 in the third quarter of 2024, mainly due to the higher Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the third quarter of 2024, Adjusted diluted earnings per share increased to $0.34 from $0.33, mainly due to the higher Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.01.
•Inventory. Compared to the third quarter of 2024, inventory increased 12%, excluding the Dockers® business, in preparation for sales for the remainder of the year and from earlier receipts in order to mitigate potential impacts from tariffs.
Our Year-to-Date 2025 Results
•Net revenues. Consolidated net revenues increased 5.5% on a reported basis and 8.0% on an organic net revenues basis compared to the first nine months of 2024. Net revenues grew across our regions and in both our DTC and wholesale channels. Organic net revenues excludes the impact on net revenues of the footwear and Denizen® divestitures.
•Net income from continuing operations. Compared to the first nine months of 2024, consolidated net income from continuing operations increased to $341.8 million from $30.0 million, primarily due to the recognition of $22.1 million in restructuring charges in the current year compared to $171.6 million recognized in the prior year, and Beyond Yoga® goodwill and intangible impairment charges recorded in the third quarter of 2024. These increases were partially offset by higher income taxes in the current year. Operating margin was 10.3% compared to 1.3% in the first nine months of 2024.
•Adjusted EBIT. Compared to the first nine months of 2024, Adjusted EBIT increased 25.6% to $505.6 million from $402.4 million, primarily due to higher gross profit in the current year. Adjusted EBIT margin was 11.2%, 180 basis points higher than the first nine months of 2024 on a reported basis and 190 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the first nine months of 2024, Adjusted net income increased 24.9% to $374.2 million from $299.5 million, primarily due to higher Adjusted EBIT described above, partially offset by higher income taxes in the current year.
•Diluted earnings per share from continuing operations. Compared to the first nine months of 2024, diluted earnings per share increased to $0.86 from $0.07, mainly due to higher net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the first nine months of 2024, Adjusted diluted earnings per share increased to $0.94 from $0.75, due to higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.01.
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

Results of Operations
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025 % of Net Revenues	August 25, 2024 % of Net Revenues	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025 % of Net Revenues	August 25, 2024 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,543.4	$1,443.1	7.0%	100.0%	100.0%	$4,516.2	$4,282.1	5.5%	100.0%	100.0%
Cost of goods sold	591.8	569.2	4.0%	38.3%	39.4%	1,711.2	1,706.0	0.3%	37.9%	39.8%
Gross profit	951.6	873.9	8.9%	61.7%	60.6%	2,805.0	2,576.1	8.9%	62.1%	60.2%
Selling, general and administrative expenses	775.6	726.4	6.8%	50.3%	50.3%	2,313.4	2,233.4	3.6%	51.2%	52.2%
Restructuring charges, net	8.6	3.4	152.9%	0.6%	0.2%	22.1	171.6	(87.1)%	0.5%	4.0%
Goodwill and other intangible asset impairment charges	—	111.4	(100.0)%	—%	7.7%	2.5	116.9	(97.9)%	0.1%	2.7%
Operating income	167.4	32.7	*	10.8%	2.3%	467.0	54.2	*	10.3%	1.3%
Interest expense	(12.5)	(10.1)	23.8%	(0.8)%	(0.7)%	(35.2)	(30.4)	15.8%	(0.8)%	(0.7)%
Other income (expense), net	1.3	(0.4)	*	0.1%	—%	3.5	(2.3)	*	0.1%	(0.1)%
Income from continuing operations before income taxes	156.2	22.2	*	10.1%	1.5%	435.3	21.5	*	9.6%	0.5%
Income tax expense (benefit)	34.2	(0.5)	*	2.2%	—%	93.5	(8.5)	*	2.1%	(0.2)%
Net income from continuing operations	122.0	22.7	*	7.9%	1.6%	$341.8	$30.0	*	7.6%	0.7%
Net income (loss) from discontinued operations, net of taxes	96.1	(2.0)	*	6.2%	(0.1)%	78.3	(2.0)	*	1.7%	—%
Net income	$218.1	$20.7	*	14.1%	1.4%	$420.1	$28.0	*	9.3%	0.7%
Earnings (loss) per common share:
Continuing operations - Basic	$0.31	$0.06	*	*	*	$0.87	$0.08	*	*	*
Discontinued operations - Basic	0.24	(0.01)	*	*	*	0.19	(0.01)	*	*	*
Net income - Basic	$0.55	$0.05	*	*	*	$1.06	$0.07	*	*	*

Continuing operations - Diluted	$0.31	$0.06	*	*	*	$0.86	$0.07	*	*	*
Discontinued operations - Diluted	0.24	(0.01)	*	*	*	0.19	—	*	*	*
Net income - Diluted	$0.55	$0.05	*	*	*	$1.05	$0.07	*	*	*
Weighted-average common shares outstanding (in millions):
Basic	395.7	398.2	(0.6)%	*	*	396.6	398.6	(0.5)%	*	*
Diluted	399.5	402.4	(0.7)%	*	*	400.4	402.8	(0.6)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and organic net revenues basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 31, 2025	August 25, 2024	As Reported	Organic Net Revenues	August 31, 2025	August 25, 2024	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$806.4	$757.2	6.5%	7.3%	$2,337.8	$2,205.2	6.0%	9.0%
Europe	426.3	406.6	4.8%	3.1%	1,229.9	1,183.8	3.9%	6.6%
Asia	277.7	247.1	12.4%	12.3%	843.5	795.9	6.0%	7.5%
Total Levi’s Brands net revenues	1,510.4	1,410.9	7.1%	7.0%	4,411.2	4,184.9	5.4%	8.0%
Beyond Yoga®	33.0	32.2	2.5%	2.5%	105.0	97.2	8.0%	8.0%
Total net revenues	$1,543.4	$1,443.1	7.0%	6.9%	$4,516.2	$4,282.1	5.5%	8.0%

Net revenues by channel:
Wholesale	$832.2	$804.1	3.5%	5.3%	$2,301.4	$2,273.3	1.2%	5.7%
DTC	711.2	639.0	11.3%	8.8%	2,214.8	2,008.8	10.3%	10.6%
Total net revenues	$1,543.4	$1,443.1	7.0%	6.9%	$4,516.2	$4,282.1	5.5%	8.0%

Levi’s Brands net revenues:
Levi’s®	$1,450.8	$1,358.5	6.8%	6.4%	$4,236.4	$4,004.3	5.8%	7.9%
Levi Strauss SignatureTM	59.6	49.2	21.1%	21.1%	172.5	152.9	12.8%	13.0%
Denizen®	—	3.2	(100.0)%	*	2.3	27.7	(91.7)%	*
Total Levi’s Brands net revenues	$1,510.4	$1,410.9	7.1%	7.0%	$4,411.2	$4,184.9	5.4%	8.0%
______________
* Not meaningful

Total net revenues increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 31, 2025, as compared to the same periods in 2024. Currency translation had a favorable impact on total net revenues of approximately $27 million for the three-month period ended August 31, 2025 and an unfavorable impact of approximately $27 million for the nine-month period ended August 31, 2025. The divestitures of the Denizen® business and footwear category impacted net revenues unfavorably by $3 million and $22 million, respectively, for the three-month period ended August 31, 2025 and by $25 million and $50 million, respectively, for the nine-month period ended August 31, 2025.
Americas.    Currency translation had an unfavorable impact on net revenues of approximately $2 million and approximately $36 million for the three-month and nine-month periods ended August 31, 2025, respectively. Net revenues in the Americas increased for the three-month and nine-month periods ended August 31, 2025 on both reported and organic net revenues basis compared to the prior-year periods driven by growth in both DTC and wholesale channels.
The increase in DTC revenues was attributable to growth across all markets, led by the U.S. and Latin America, driven by store performance due to higher traffic, and also benefited from higher average revenues per unit. E-commerce revenues increased, primarily due to higher online traffic. Wholesale revenues increased primarily due to higher volume in the U.S. and Latin America, including from door and category expansion. This was partially offset by a decrease related to lower shipping in connection with the transition to the distribution center in Groveport, Ohio for the three-month period ended August 31, 2025. Additionally, Colombia stores, distribution and logistics operations acquired at the start of the second quarter of 2024, contributed $17 million to net revenue growth for the nine-month period ended August 31, 2025.
Europe.    Currency translation had a favorable impact on net revenues of approximately $29 million and approximately $20 million for the three-month and nine-month periods ended August 31, 2025, respectively. Net revenues in Europe increased for the three-month and nine-month periods ended August 31, 2025 on both a reported and organic net revenues basis compared to the prior-year periods, reflecting growth in our DTC channel as well as growth in our wholesale channel on an organic basis.

The increase in DTC revenues was primarily due to store performance. E-commerce revenues increased primarily due to higher traffic. Wholesale revenues increased for the three-month and nine-month periods ended August 31, 2025 on an organic net revenue basis compared to the prior year period primarily due to higher volumes, and decreased on a reported basis due to the divestiture of the footwear category.
Asia.    Currency translation did not have a significant impact on net revenues for the three-month period ended August 31, 2025, and had an unfavorable impact of approximately $11 million for the nine-month period ended August 31, 2025. Net revenues in Asia increased for the three-month and nine-month periods ended August 31, 2025 on both reported and organic net revenues basis.
Organic net revenues increased in our DTC and wholesale channels for the three-month and nine-month periods ended August 31, 2025, particularly in India, Japan and Turkey. The increase in DTC revenues was primarily due to store expansion and strong performance in our company-operated stores as a result of increased volume driven by higher traffic. We benefited from 46 more company-operated stores in operation in Asia as of August 31, 2025 as compared to August 25, 2024. The increase in wholesale revenue was primarily due to an increase in units sold. DTC and wholesale revenues benefited from price increases in Turkey and India.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis for the three-month and nine-month periods ended August 31, 2025 compared to the prior year periods, primarily due to growth in e-commerce net revenues reflecting higher demand, partially offset by a decrease in wholesale net revenues. Currency translation did not have an impact on net revenues.

Net revenues by channel
Wholesale.    Currency translation had a favorable impact on net revenues of approximately $12 million for the three-month period ended August 31, 2025 and an unfavorable impact of approximately $21 million for the nine-month period ended August 31, 2025. Net revenues in our wholesale channel increased for the three-month and nine-month periods ended August 31, 2025 compared with the prior-year periods on a reported and organic net revenues basis primarily due to higher volumes. For the nine-month period ended August 31, 2025, wholesale revenues on a reported basis increased in the Americas, partially offset by a decline in Europe due to the divestiture of the footwear category.
DTC (Direct to Consumer).    Currency translation had a favorable impact on net revenues of approximately $15 million for the three-month period ended August 31, 2025 and an unfavorable impact of approximately $6 million for the nine-month period ended August 31, 2025. Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 31, 2025. The increase was driven by store performance, as well as e-commerce, which was driven primarily by higher traffic. On an organic net revenues basis our DTC business grew 7% and 8% in the U.S., 4% and 8% in Europe, and 14% and 13% in Asia for the three-month and nine-month periods ended August 31, 2025, respectively. For the three-month and nine-month periods ended August 31, 2025 net revenues from e-commerce on a reported basis grew 18% and 14%, respectively. As a percentage of net revenues on a reported basis for the three-month and nine-month periods ended August 31, 2025, DTC comprised 46% and 49% of total net revenues, respectively.
Levi’s Brands net revenues
Levi’s®. Currency translation had a favorable impact on net revenues of approximately $27 million for the three-month period ended August 31, 2025 and an unfavorable impact of approximately $26 million for the nine-month period ended August 31, 2025. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 31, 2025. The increase was a result of higher revenue in our DTC channel, primarily due to improved store performance and higher e-commerce traffic, and an increase in wholesale revenues, primarily in the Americas, due to higher volume.
Levi Strauss Signature™. Currency translation did not have a significant impact on net revenues for the three-month and nine-month periods ended August 31, 2025. Net revenues for the Levi Strauss Signature™ brand increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 31, 2025 due to more units sold.
Denizen®. Currency translation did not have a significant impact on net revenues for the three-month and nine-month periods ended August 31, 2025. Net revenues decreased on a reported basis due to the exit of the brand which was largely complete by March 2, 2025.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,543.4	$1,443.1	7.0%	$4,516.2	$4,282.1	5.5%
Cost of goods sold	591.8	569.2	4.0%	1,711.2	1,706.0	0.3%
Gross profit	$951.6	$873.9	8.9%	$2,805.0	$2,576.1	8.9%
Gross margin	61.7%	60.6%		62.1%	60.2%

Currency translation had a favorable impact on gross profit of approximately $18 million for the three-month period ended August 31, 2025 and an unfavorable impact of approximately $10 million for the nine-month period ended August 31, 2025. For the three-month period ended August 31, 2025, the increase in gross margin was primarily driven by favorable channel mix and price increases, partially offset by the impact of tariffs. For the nine-month period ended August 31, 2025, the increase in gross margin was primarily driven by favorable channel mix and lower product costs. Additionally, gross margin increased approximately 50 basis points and 40 basis points as a result of currency exchange, including transaction impacts, for the three-month and nine-month periods ended August 31, 2025, respectively,
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$336.3	$319.6	5.2%	21.8%	22.1%	$992.9	$968.6	2.5%	22.0%	22.6%
Advertising and promotion	98.5	89.4	10.2%	6.4%	6.2%	306.4	297.1	3.1%	6.8%	6.9%
Distribution	108.5	90.8	19.5%	7.0%	6.3%	331.2	271.1	22.2%	7.3%	6.3%
Other	232.3	226.6	2.5%	15.1%	15.7%	682.9	696.6	(2.0)%	15.1%	16.3%
Total SG&A	$775.6	$726.4	6.8%	50.3%	50.3%	$2,313.4	$2,233.4	3.6%	51.2%	52.2%
______________
* Not meaningful
Currency translation had an unfavorable impact on SG&A of approximately $12 million and a favorable impact of approximately $5 million for the three-month and nine-month periods ended August 31, 2025, respectively.
Selling.   Currency translation had an unfavorable impact on selling expenses of approximately $7 million and a favorable impact of approximately $3 million for the three-month and nine-month periods ended August 31, 2025, respectively. Excluding the effects of currency, selling expenses increased for the three-month and nine-month periods ended August 31, 2025 primarily due to DTC business expansion in the current year as compared to the prior-year periods, partially offset by e-commerce related fulfillment costs that are now included as distribution expenses.
Advertising and promotion.   Currency translation did not have a significant impact on advertising and promotion expenses for the three-month and nine-month periods ended August 31, 2025. The increase in advertising and promotion expenses was due to increased media spending which included expenses associated with the REIIMAGINE campaign.
Distribution.   Currency translation had an unfavorable impact on distribution expenses of approximately $2 million for the three-month period ended August 31, 2025 and did not have a significant impact for the nine-month period ended August

31, 2025. The increase in distribution expenses was primarily due to higher spend in support of both our DTC and wholesale businesses, including costs to transition to third-party distribution centers in Groveport, Ohio and Dorsten, Germany and costs to run parallel distribution centers in the U.S. as we continue to implement our distribution strategy model to operate a mix of owned and third-party operated distribution centers. This is partially offset by lower costs from Company owned and operated distribution centers that we are winding down and exiting. Distribution expenses for the three-month and nine-month periods ended August 31, 2025 included e-commerce related fulfillment costs of approximately $8.0 million and $27.0 million.
Other.   Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation did not have a significant impact on other expenses for the three-month period ended August 31, 2025, and had a favorable impact of approximately $2 million for the nine-month period ended August 31, 2025. The increase in other expenses for the three-month period ended August 31, 2025 was primarily due to increases in incentive compensation, professional fees and technology costs partially offset by lower restructuring-related charges and an $11.1 million impairment charge related to discontinued technology projects in the prior year. During the three-month periods ended August 31, 2025 and August 25, 2024 the company recorded restructuring related charges of $4.3 million and $19.0 million, respectively.
The decrease in other expenses for the nine-month period ended August 31, 2025 was primarily due to decreases in restructuring related charges and an $11.1 million impairment charge related to discontinued technology projects in the prior year. This was partially offset by increases in incentive compensation, professional fees and technology costs. During the nine-month periods ended August 31, 2025 and August 25, 2024, the Company recognized restructuring related charges of $11.8 million and $34.3 million, respectively.
Restructuring charges, net
During the three-month and nine-month periods ended August 31, 2025, we recognized restructuring charges of $8.6 million and $22.1 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges, asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by a gain on sale of a previously closed distribution center. During the three-month and nine-month periods ended August 25, 2024, we recognized restructuring charges, net of $3.4 million and $171.6 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
Goodwill and other intangible asset impairment charges
During the third quarter of 2025, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible were less than 10% over their carrying values.
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

Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025		August 25, 2024		August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025		August 25, 2024
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$189.3	$173.9	8.8%	23.5%		23.0%		$512.3	$432.8	18.4%	21.9%		19.6%
Europe	91.0	83.2	9.4%	21.3%		20.5%		262.8	239.9	9.5%	21.4%		20.3%
Asia	33.4	28.5	17.2%	12.0%		11.5%		120.9	111.0	8.9%	14.3%		13.9%
Total Levi’s Brands operating income	313.7	285.6	9.8%	20.8%		20.2%		896.0	783.7	14.3%	20.3%		18.7%
Beyond Yoga® operating income (loss)	(4.8)	(5.8)	(16.6)%	(14.6)%		(17.9)%		(12.3)	(9.6)	28.1%	(11.7)%		(9.9)%
Restructuring charges, net	(8.6)	(3.4)	(152.2)%	(0.6)%	❖	(0.2)%	❖	(22.1)	(171.6)	(87.1)%	(0.5)%	❖	(4.0)%	❖
Goodwill and other intangible asset impairment charges	—	(111.4)	100.0%	—%	❖	(7.7)%	❖	(2.5)	(116.9)	(97.9)%	(0.1)%	❖	(2.7)%	❖
Corporate expenses	(132.9)	(132.3)	(0.5)%	(8.6)%	❖	(9.2)%	❖	(392.1)	(431.4)	9.1%	(8.7)%	❖	(10.1)%	❖
Total operating income	$167.4	$32.7	*	10.8%	❖	2.3%	❖	$467.0	$54.2	*	10.3%	❖	1.3%	❖
Operating margin	10.8%	2.3%						10.3%	1.3%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful
Currency translation had a favorable impact on total operating income of approximately $6 million for the three-month period ended August 31, 2025 and an unfavorable impact of approximately $9 million for the nine-month period ended August 31, 2025.

Levi’s Brands operating income.
•Americas.  Currency translation did not have a significant impact on operating income for the three-month period ended August 31, 2025, and had an unfavorable impact of approximately $6 million for the nine-month period ended August 31, 2025. The increases in operating income for the three-month and nine-month periods ended August 31, 2025 were due to higher revenues and higher gross margins partially offset by higher SG&A compared to the prior-year periods.
•Europe.   Currency translation had a favorable impact on operating income of approximately $7 million and approximately $3 million for the three-month and nine-month periods ended August 31, 2025, respectively. Excluding the effects of currency, operating income increased for the three-month period ended August 31, 2025 compared with the prior-year period primarily due to higher gross margins partially offset by lower revenues and higher SG&A. Operating income increased during the nine-month period ended August 31, 2025 compared with the prior-year period primarily due to higher revenues and gross margins, partially offset by higher SG&A.
•Asia.   Currency translation did not have a significant impact on operating income for the three-month period ended August 31, 2025, and had an unfavorable impact of approximately $3 million for the nine-month period ended August 31, 2025. Excluding the effects of currency, operating income increased for the three-month period ended August 31, 2025 due to an increase in revenues, partially offset by a decrease in gross margins and higher SG&A. Operating income increased for the nine-month period ended August 31, 2025 compared to the prior year period primarily due to higher revenues partially offset by higher SG&A.
Beyond Yoga® operating loss. Currency translation did not have an impact for the three-month and nine-month periods ended August 31, 2025. The decrease in operating losses for the three-month period ended August 31, 2025 as compared to the prior year period was due to higher gross margins, partially offset by higher SG&A. The increase in operating losses for the nine-month period ended August 31, 2025 as compared to the prior-year period was primarily due to higher SG&A, partially offset by higher revenue and gross margins.
Restructuring charges, net. Currency translation did not have a significant impact on restructuring charges, net for the three-month period ended August 31, 2025, and had an unfavorable impact of approximately $4 million for the nine-month period ended August 31, 2025. During the three-month and nine-month periods ended August 31, 2025, we recognized restructuring charges of $8.6 million and $22.1 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges, asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by gain on sale of a previously closed distribution center. During the three-month and nine-month periods ended August 25, 2024, we recognized restructuring charges of $3.4 million and $171.6 million, respectively, in connection with Project Fuel consisting primarily of severance and post-employment benefit charges.
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
Corporate.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three-month and nine-month periods ended August 31, 2025.
Corporate expenses were flat for the three-month period ended August 31, 2025 compared with the prior year period as increases in incentive compensation, professional fees and technology costs were largely offset by lower restructuring-related charges and an $11.1 million impairment charge related to discontinued technology projects in the prior year. During the three-month periods ended August 31, 2025 and August 25, 2024 the company recorded restructuring related charges of $4.3 million and $19.0 million, respectively.
Corporate expenses decreased for the nine-month period ended August 31, 2025 primarily due to decreases in restructuring related charges and technology impairments related to our restructuring initiative and lower global sourcing costs. These decreases were partially offset by increases in incentive compensation, professional fees and technology costs.

Interest expense
Interest expense was $12.5 million and $35.2 million for the three-month and nine-month periods ended August 31, 2025, respectively, as compared to $10.1 million and $30.4 million in the prior-year periods.
Our weighted-average interest rate on average borrowings outstanding during the three-month and nine-month periods ended August 31, 2025 was 4.43% and 4.32%, respectively, as compared to 3.97% and 3.98% during the comparable periods in 2024.
Other income (expense), net
For the three-month and nine-month periods ended August 31, 2025, we recorded other income of $1.3 million and $3.5 million, respectively, as compared to other expense of $0.4 million and $2.3 million, respectively, in the prior-year periods. The increases in other income for the three-month and nine-month periods ended August 31, 2025 was primarily due to the recognition of foreign exchange management gains of $11.0 million and $41.0 million for the three-month and nine-month periods ended August 31, 2025, respectively, compared to losses of $1.1 million and gains of $1.8 million, respectively, in the prior year periods, partially offset by the recognition of foreign currency transaction losses of $11.1 million and $48.6 million, respectively, compared to transaction losses of $5.8 million and $11.2 million, respectively, in the prior year.
Income tax expense (benefit)
Our effective income tax rate was 21.9% for the three months ended August 31, 2025, compared to (1.9)% for the same prior-year period. The increase in the effective tax rate in the current quarter is primarily due to lower earnings before tax in the prior year.
Our effective income tax rate was 21.5% for the nine months ended August 31, 2025, compared to (39.3)% for the same prior-year period. The increase in the effective tax rate is due to lower earnings before tax in the prior year, and a $10.1 million tax benefit related to favorable resolutions of state audits.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated the OBBBA enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
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
As of August 31, 2025, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $743.1 million, and our total availability of $762.1 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $19.0 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $612.8 million and short-term investments of $94.7 million resulting in a total liquidity position (unused availability and cash and cash equivalents) of approximately $1.5 billion. Of our $612.8 million in cash and cash equivalents, approximately $536.1 million was held by foreign subsidiaries.
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
During the first quarter of 2025, we repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. On August 1, 2025, the Company entered into an accelerated share repurchase program with a third-party financial institution under which it made an upfront payment of $120.0 million in exchange for an initial delivery of 5.0 million shares of its Class A common stock, representing 80% of the total shares ultimately expected to be delivered over the program's term (the "ASR Agreement"). The initial shares received, which had an aggregate cost of $96.0 million based on the August 1, 2025 closing share price, were retired and recorded as a reduction of Retained Earnings. The total number of shares the Company will ultimately repurchase will be based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Agreement, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the transactions under the ASR Agreement is expected to occur no later than the first quarter of 2026. We used a portion of the net proceeds from the sale of Dockers® intellectual property and operations in the U.S. and Canada to fund the upfront payment due under the ASR Agreement. See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
In July 2025, we used the proceeds from the newly issued €475.0 million 4.000% Senior Notes due 2030 plus cash on hand to redeem all of the €475.0 million 3.375% Senior Notes due 2027.
In October 2025, a cash dividend of $0.14 per share was declared to holders of record of our Class A and Class B common stock at the close of business on October 20, 2025. The cash dividend will be payable on November 4, 2025, for a total quarterly dividend of approximately $55 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 31, 2025	August 25, 2024

	(Dollars in millions)
Cash provided by operating activities	$262.8	$601.1
Cash used for investing activities	(9.7)	(192.2)
Cash used for financing activities	(337.1)	(229.1)
Cash and cash equivalents at period end	612.8	577.1

Cash flows from operating activities
Cash provided by operating activities was $262.8 million for the nine-month period ended August 31, 2025, as compared to $601.1 million for the comparable period in 2024. The decrease in cash provided by operating activities was primarily driven by an increase in SG&A and higher spending on inventory partially offset by higher collections of receivables. In 2024, we also received $77.9 million as an advance payment associated with the transition of our distribution center to a third-party logistics provider.
Cash flows from investing activities
Cash used for investing activities was $9.7 million for the nine-month period ended August 31, 2025, as compared to $192.2 million for the comparable period in 2024. The decrease in net cash used for investing activities was primarily due to net proceeds from the divestiture of Dockers® US and Canada business, higher net proceeds from foreign exchange contracts and proceeds from the sale of assets compared to the same period in 2024, as well as payments to acquire a business in 2024. The decreases are partially offset by payments to acquire short-term investments in 2025.
Cash flows from financing activities
Cash used for financing activities was $337.1 million for the nine-month period ended August 31, 2025, as compared to $229.1 million for the comparable period in 2024. Cash used in 2025 primarily reflects dividend payments of $158.2 million, accelerated share repurchase of $120.0 million, common stock repurchases of $30.5 million, and tax withholdings on equity awards of $20.9 million. Cash used in 2024 primarily reflects dividend payments of $147.1 million, common stock repurchases of $59.7 million, and tax withholdings on equity awards of $21.1 million.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of August 31, 2025, 99.5% was fixed rate debt. As of August 31, 2025, our required aggregate debt principal payments on our unsecured long-term debt were $1.1 billion, with payments starting in 2030. Short-term borrowings of $5.7 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 31, 2025.

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

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative (“SG&A”) expenses	Adjusted SG&A	SG&A expenses excluding property, plant and equipment impairment, restructuring related charges and other, net and acquisition and integration related charges
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income from continuing operations	Adjusted EBIT
Net income from continuing operations excluding income tax expense (benefit), interest expense, other (income) expense, net, property, plant and equipment impairment, goodwill and other intangible asset impairment charges, restructuring charges, net, restructuring related charges and other, net and acquisition and integration related charges

Net income margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income from continuing operations	Adjusted net income
Net income from continuing operations excluding property, plant and equipment impairment, goodwill and other intangible asset impairment charges, restructuring charges, net, restructuring related charges and other, net, loss on early extinguishment of debt, and acquisition and integration related charges adjusted to give effect to the income tax impact of such adjustments

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
•Adjusted EBIT, Adjusted EBIT margin and Adjusted EBITDA exclude other income (expense), net, which includes realized and unrealized gains and losses on our forward foreign exchange contracts and transaction gains and losses on our foreign exchange balances, although these items affect the amount and timing of cash available to us when these gains and losses are realized;

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

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$775.6	$726.4	$2,313.4	$2,233.4

Non-GAAP measure:
Selling, general and administrative expenses	$775.6	$726.4	$2,313.4	$2,233.4
Property, plant, and equipment impairment(1)	—	(11.1)	—	(11.1)
Restructuring related charges and other, net(2)	(6.3)	(19.2)	(14.0)	(44.6)
Acquisition and integration related charges(3)	—	—	—	(4.0)
Adjusted SG&A	$769.3	$696.1	$2,299.4	$2,173.7

SG&A margin	50.3%	50.3%	51.2%	52.2%
Adjusted SG&A margin	49.8%	48.2%	50.9%	50.8%
_____________

(1)	For the three-month and nine-month periods ended August 25, 2024, property, plant, and equipment impairment primarily includes $11.1 million of impairments related to the technology projects discontinued as a result of Project Fuel.
(2)	For the three-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.
For the nine-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $11.8 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.
For the three-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million.
For the nine-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million, certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million.
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

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$122.0	$22.7	$341.8	$30.0

Non-GAAP measure:
Net income from continuing operations	$122.0	$22.7	$341.8	$30.0
Income tax expense (benefit)	34.2	(0.5)	93.5	(8.5)
Interest expense	12.5	10.1	35.2	30.4
Other (income) expense, net	(1.3)	0.4	(3.5)	2.3
Property, plant, and equipment impairment(1)	—	11.1	—	11.1
Goodwill and other intangible asset impairment charges(2)	—	111.4	2.5	116.9
Restructuring charges, net(3)	8.6	3.4	22.1	171.6
Restructuring related charges and other, net(4)	6.3	19.2	14.0	44.6
Acquisition and integration related charges(5)	—	—	—	4.0
Adjusted EBIT	$182.3	$177.8	$505.6	$402.4
Depreciation and amortization	51.7	48.8	151.2	136.4
Adjusted EBITDA	$234.0	$226.6	$656.8	$538.8

Net income margin from continuing operations	7.9%	1.6%	7.6%	0.7%
Adjusted EBIT margin	11.8%	12.3%	11.2%	9.4%
_____________

(1)	For the three-month and nine-month periods ended August 25, 2024, property, plant, and equipment impairment primarily includes $11.1 million of impairments related to the technology projects discontinued as a result of Project Fuel.
(2)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month and nine-month periods ended August 25, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million Beyond Yoga® customer relationship intangible assets. Additionally, the nine-month period ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to our footwear business.
(3)	For the three-month period ended August 31, 2025, restructuring charges, net includes $8.6 million in connection with Project Fuel, primarily consisting of severance and other post-employment benefit charges.
For the nine-month period ended August 31, 2025, restructuring charges, net includes $22.1 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $18.3 million of severance and other post-employment benefit charges, and $3.9 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the three-month and nine-month periods ended August 25, 2024, restructuring charges, net includes $3.4 million and $171.6 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(4)	For the three-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.
For the nine-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $11.8 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.
For the three-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million.
For the nine-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million, certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million.
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

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$122.0	$22.7	$341.8	$30.0

Non-GAAP measure:
Net income from continuing operations	$122.0	$22.7	$341.8	$30.0
Property, plant, and equipment impairment(1)	—	11.1	—	11.1
Goodwill and other intangible asset impairment charges(2)	—	111.4	2.5	116.9
Restructuring charges, net(3)	8.6	3.4	22.1	171.6
Restructuring related charges and other, net(4)	7.4	15.1	15.1	40.5
Loss on early extinguishment of debt	1.5	—	1.5	—
Acquisition and integration related charges(5)	—	—	—	4.0
Tax impact of adjustments(6)	(3.8)	(29.8)	(8.8)	(74.6)
Adjusted net income	$135.7	$133.9	$374.2	$299.5

Net income margin from continuing operations	7.9%	1.6%	7.6%	0.7%
Adjusted net income margin	8.8%	9.3%	8.3%	7.0%
_____________

(1)	For the three-month and nine-month periods ended August 25, 2024, property, plant, and equipment impairment primarily includes $11.1 million of impairments related to the technology projects discontinued as a result of Project Fuel.
(2)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month and nine-month periods ended August 25, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million Beyond Yoga® customer relationship intangible assets. Additionally, the nine-month period ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to our footwear business.
(3)	For the three-month period ended August 31, 2025, restructuring charges, net includes $8.6 million in connection with Project Fuel, primarily consisting of severance and other post-employment benefit charges.
For the nine-month period ended August 31, 2025, restructuring charges, net includes $22.1 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $18.3 million of severance and other post-employment benefit charges, and $3.9 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the three-month and nine-month periods ended August 25, 2024, restructuring charges, net includes $3.4 million and $171.6 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(4)	For the three-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
For the nine-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $11.8 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
For the three-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within other income (expense), net.
For the nine-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million, certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within other income (expense), net.
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

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share from continuing operations	$0.31	$0.06	$0.86	$0.07

Non-GAAP measure:
Diluted earnings per share from continuing operations	$0.31	$0.06	$0.86	$0.07
Property, plant, and equipment impairment(1)	—	0.03	—	0.03
Goodwill and other intangible asset impairment charges(2)	—	0.28	0.01	0.30
Restructuring charges, net(3)	0.02	0.01	0.06	0.43
Restructuring related charges and other, net(4)	0.02	0.04	0.04	0.10
Loss on early extinguishment of debt	—	—	—	—
Acquisition and integration related charges(5)	—	—	—	0.01
Tax impact of adjustments(6)	(0.01)	(0.09)	(0.03)	(0.19)
Adjusted diluted earnings per share	$0.34	$0.33	$0.94	$0.75
_____________

(1)	For the three-month and nine-month periods ended August 25, 2024, property, plant, and equipment impairment primarily includes $11.1 million of impairments related to the technology projects discontinued as a result of Project Fuel.
(2)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the three-month and nine-month periods ended August 25, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million related to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark and $9.1 million Beyond Yoga® customer relationship intangible assets. Additionally, the nine-month period ended August 25, 2024 includes a $5.5 million goodwill impairment charge related to our footwear business.
(3)	For the three-month period ended August 31, 2025, restructuring charges, net includes $8.6 million in connection with Project Fuel, primarily consisting of severance and other post-employment benefit charges.
For the nine-month period ended August 31, 2025, restructuring charges, net includes $22.1 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $18.3 million of severance and other post-employment benefit charges, and $3.9 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the three-month and nine-month periods ended August 25, 2024, restructuring charges, net includes $3.4 million and $171.6 million, respectively, in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges.
(4)	For the three-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
For the nine-month period ended August 31, 2025, restructuring related and other charges, net primarily consists of $11.8 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
For the three-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $19.0 million, an estimated legal settlement accrual of $4.0 million and certain executive separation charges of $0.5 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within other income (expense), net.
For the nine-month period ended August 25, 2024, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $34.3 million, legal settlements of $9.5 million, certain executive separation charges of $2.7 million and transaction and deal related costs of $1.7 million, offset by a favorable sales-tax related settlement of $4.4 million, as well as an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million, both of which were recorded within other income (expense), net.
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

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 25, 2024	August 31, 2025	August 25, 2024

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$24.8	$52.3	$262.8	$601.1
Net cash provided by (used for) investing activities	120.0	(50.8)	(9.7)	(192.2)
Net cash used for financing activities	(184.7)	(66.2)	(337.1)	(229.1)

Non-GAAP measure:
Net cash provided by operating activities	$24.8	$52.3	$262.8	$601.1
Purchases of property, plant and equipment	(64.2)	(50.0)	(170.3)	(161.8)
Adjusted free cash flow	$(39.4)	$2.3	$92.5	$439.3

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

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,543.4	$1,443.1	7.0%	$4,516.2	$4,282.1	5.5%
Impact of foreign currency exchange rates	—	26.6		—	(27.1)
Net revenues from Denizen® divestiture	—	(3.2)		(2.3)	(27.0)
Net revenues from Footwear category divestiture	—	(22.1)		—	(50.3)
Organic net revenues	$1,543.4	$1,444.4	6.9%	$4,513.9	$4,177.7	8.0%

Americas
As reported	$806.4	$757.2	6.5%	$2,337.8	$2,205.2	6.0%
Impact of foreign currency exchange rates	—	(2.3)		—	(36.3)
Net revenues from Denizen® divestiture	—	(3.2)		(2.3)	(27.0)
Organic net revenues - Americas	$806.4	$751.7	7.3%	$2,335.5	$2,141.9	9.0%

Europe
As reported	$426.3	$406.6	4.8%	$1,229.9	$1,183.8	3.9%
Impact of foreign currency exchange rates	—	28.8		—	20.5
Net revenues from Footwear category divestiture	—	(22.1)		—	(50.3)
Organic net revenues - Europe	$426.3	$413.3	3.1%	$1,229.9	$1,154.0	6.6%

Asia
As reported	$277.7	$247.1	12.4%	$843.5	$795.9	6.0%
Impact of foreign currency exchange rates	—	0.1		—	(11.3)
Organic net revenues - Asia	$277.7	$247.2	12.3%	$843.5	$784.6	7.5%

Beyond Yoga®
As reported	$33.0	$32.2	2.5%	$105.0	$97.2	8.0%
Organic net revenues - Beyond Yoga®	$33.0	$32.2	2.5%	$105.0	$97.2	8.0%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.

The table below sets forth the calculation of net revenues by channel on an organic net revenue basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,543.4	$1,443.1	7.0%	$4,516.2	$4,282.1	5.5%
Impact of foreign currency exchange rates	—	26.6		—	(27.1)
Net revenues from Denizen® divestiture	—	(3.2)		(2.3)	(27.0)
Net revenues from Footwear category divestiture	—	(22.1)		—	(50.3)
Organic net revenues	$1,543.4	$1,444.4	6.9%	$4,513.9	$4,177.7	8.0%

Wholesale
As reported	$832.2	$804.1	3.5%	$2,301.4	$2,273.3	1.2%
Impact of foreign currency exchange rates	—	11.8		—	(21.2)
Net revenues from Denizen® divestiture	—	(3.2)		(2.3)	(27.0)
Net revenues from Footwear category divestiture	—	(22.1)		—	(50.3)
Organic net revenues - Wholesale	$832.2	$790.6	5.3%	$2,299.1	$2,174.8	5.7%

DTC
As reported	$711.2	$639.0	11.3%	$2,214.8	$2,008.8	10.3%
Impact of foreign currency exchange rates	—	14.8		—	(5.9)
Organic net revenues - DTC	$711.2	$653.8	8.8%	$2,214.8	$2,002.9	10.6%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.

The table below sets forth the calculation of net revenues by brand on an organic net revenue basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total Levi’s Brands net revenues(1)
As reported	$1,510.4	$1,410.9	7.1%	$4,411.2	$4,184.9	5.4%
Impact of foreign currency exchange rates	—	26.6		—	(27.1)
Net revenues from Denizen® divestiture	—	(3.2)		(2.3)	(27.0)
Net revenues from Footwear category divestiture	—	(22.1)		—	(50.3)
Organic net revenues	$1,510.4	$1,412.2	7.0%	$4,408.9	$4,080.5	8.0%

Levi’s®
As reported	$1,450.8	$1,358.5	6.8%	$4,236.4	$4,004.3	5.8%
Impact of foreign currency exchange rates	—	26.6		—	(26.1)
Net revenues from Footwear category divestiture	—	(22.1)		—	(50.3)
Organic net revenues - Levi’s®	$1,450.8	$1,363.0	6.4%	$4,236.4	$3,927.9	7.9%

Levi Strauss SignatureTM
As reported	$59.6	$49.2	21.1%	$172.5	$152.9	12.8%
Impact of foreign currency exchange rates	—	—		—	(0.3)
Organic net revenues - Levi Strauss SignatureTM	$59.6	$49.2	21.1%	$172.5	$152.6	13.0%

Denizen®
As reported	$—	$3.2	(100.0)%	$2.3	$27.7	(91.7)%
Impact of foreign currency exchange rates	—	—		—	(0.7)
Net revenues from Denizen® divestiture	—	(3.2)		(2.3)	(27.0)
Organic net revenues - Denizen®	$—	$—	*	$—	$—	*
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$182.3	$177.8	2.5%	$505.6	$402.4	25.6%
Impact of foreign currency exchange rates	—	6.2	*	—	(5.4)	*
Constant-currency Adjusted EBIT	$182.3	$184.0	(0.9)%	$505.6	$397.0	27.4%

Adjusted EBIT margin	11.8%	12.3%	(4.1)%	11.2%	9.4%	19.1%
Impact of foreign currency exchange rates	—	0.2	*	—	(0.1)	*
Constant-currency Adjusted EBIT margin(2)	11.8%	12.5%	(5.6)%	11.2%	9.3%	20.4%
_____________

(1)	Adjusted EBIT is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful
Constant-Currency Adjusted Net Income and Constant-Currency Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 25, 2024	% Increase (Decrease)	August 31, 2025	August 25, 2024	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$135.7	$133.9	1.3%	$374.2	$299.5	24.9%
Impact of foreign currency exchange rates	—	2.6	*	—	(2.6)	*
Constant-currency Adjusted net income	$135.7	$136.5	(0.6)%	$374.2	$296.9	26.0%
Constant-currency Adjusted net income margin(2)	8.8%	9.3%		8.3%	7.0%

Adjusted diluted earnings per share	$0.34	$0.33	3.0%	$0.94	$0.75	25.3%
Impact of foreign currency exchange rates	—	0.01	*	—	(0.01)	*
Constant-currency Adjusted diluted earnings per share	$0.34	$0.34	—%	$0.94	$0.74	27.0%
_____________

(1)	Adjusted net income is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 31, 2025, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2024 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K, other than described below.
During the third quarter of 2025, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible were less than 10% over their carrying values. Determination of fair values is judgmental in nature and often involves the use of significant estimates and assumptions, which may include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value, a royalty rate and a discount rate. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the Beyond Yoga® reporting unit or the Beyond Yoga® indefinite-lived trademark intangible asset, or both might decline and lead to impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability.
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
•our ability to effectively manage our inventory and supply chain, the ability of business partners, including global third party logistics providers, to meet their obligations to us, and operational challenges faced by our warehouses and distribution centers;
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
•increases in the price or availability of raw materials;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of August 31, 2025. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
June 2, 2025 - July 6, 2025	—	$—	—	$560,436,556
July 7, 2025 - August 3, 2025(2)	4,989,605	—	4,989,605	$440,436,556
August 4, 2025 - August 31, 2025	—	—	—	$440,436,556
Total	4,989,605	$—	4,989,605
_________
(1)We maintain a share repurchase program authorized by the Board. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. Share repurchase authority was $440.4 million as of October 2, 2025.

(2)During the third quarter of 2025, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $120.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $120.0 million and received and immediately retired 4,989,605 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the August 1, 2025 closing share price, over the transaction’s term (the “ASR Agreement”). The total number of shares the Company will ultimately repurchase and the average price per share under the ASR Agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount, pursuant to the terms and conditions of the ASR Agreement, and is expected to occur no later than the first quarter of 2026.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the third quarter ended August 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/21/2023
4.1	Indenture, dated as of July 29, 2025, by and between Levi Strauss & Co. and Computershare Trust Company, N.A., as Trustee (including form of 4.000% Senior Note due 2030).	8-K	001-06631	4.1	7/29/2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	October 9, 2025		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ TIMOTHY J. DAVIS
Timothy J. Davis Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)