Form 10-K
period 2025-11-30
LEVI STRAUSS & CO
filed 2026-01-28
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s shares of Class A common stock held by non-affiliates of the registrant as of June 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,823,793,396 based on the closing price reported for such date on the New York Stock Exchange.
As of January 23, 2026, the registrant had 103,742,231 shares of Class A common stock, $0.001 par value per share and 286,725,056 shares of Class B common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

LEVI STRAUSS & CO.
TABLE OF CONTENTS TO FORM 10-K
FOR FISCAL YEAR ENDED NOVEMBER 30, 2025

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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including:
•our business strategies, market outlook and opportunities, including our focus on elevating, expanding and strengthening our brand globally and our continued focus on direct-to-consumer channels, the portion of our net revenues we aim to have represented by our direct-to-consumer business, our brand-dedicated stores and digital presence and growth into under-penetrated parts of our business, our expectations regarding annual net revenue growth and gross and Adjusted EBIT margins, and our plans and expectations for the benefits of investments in operational excellence including steps to improve our speed-to-market;
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
These forward-looking statements speak only as of the date of this report and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct, or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. For more information, see "Summary of Risks Affecting our Business" below and "Risk Factors" in Part I, Item 1A on this Annual Report. Actual results could differ materially from those discussed below and in our other filings with the Securities and Exchange Commission. These risks and uncertainties, including those disclosed in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements.
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
•we depend on a group of key wholesale customers for a significant portion of our revenues;
•our efforts to expand our retail business may not be successful;
•if the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected;
•we may be unable to maintain or increase our sales through our third-party distribution channels;
•if we encounter problems with our distribution or the operation of company-owned or third-party distribution facilities, our ability to deliver our products to market could be adversely affected;
•unexpected obstacles in new and existing markets may limit our expansion opportunities and cause our business and growth to suffer;
•we may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses to acquire;
•we face risks arising from the ongoing restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring;
•our business is affected by seasonality and other factors could result in fluctuations in our quarterly operating results;
•we rely significantly on information technology and data to operate our business, and any delay or problem with operating or upgrading that technology or data, or those third parties upon which we rely, could cause a disruption to our business and adversely affect our financial results;
•we may be subject to security breaches or other confidential data theft from our systems, which can lead to adverse consequences;
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
•our business is subject to risks associated with sourcing and manufacturing overseas as well as risks associated with tariffs, transportation disruptions or a global trade war;
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
•we are subject to a complex array of laws and regulations and litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition, and results of operations;
•our ability to pay dividends, repurchase stock and make acquisitions is dependent on a variety of factors, including restrictions in our notes, indentures and Credit Facility that may limit our activities; and
•the dual class structure of our common stock concentrates voting control with descendants of the family of Levi Strauss, who have the ability to control the outcome of matters submitted for stockholder approval.

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
Overview
From our California Gold Rush beginnings, we have grown into one of the world's largest brand-name apparel companies. A history of responsible business practices, rooted in our core values, has helped us build our brands and engender consumer trust around the world. Under our Levi’s®, Dockers®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands, we design, market and sell – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. The wind down of the Denizen® brand operations was substantially complete as of March 2, 2025. In the second quarter of 2025 we entered into a definitive agreement to sell our Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026 and be completed on or around February 27, 2026.
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
Our Global Reach
Our products are sold in approximately 120 countries. We service our customers through our global infrastructure, developing, sourcing and marketing our products around the world. Although our brands are recognized as authentically “American”, we derived over half of our net revenues from outside the United States in fiscal year 2025.
Our products are sold in approximately 50,000 retail locations worldwide, including approximately 3,300 brand-dedicated stores and shop-in-shops. In the United States, chain retailers and department stores have traditionally been the primary distribution channels for our Levi's® and Dockers® products. Outside the United States, department stores, specialty retailers, franchised or other brand-dedicated stores and shop-in-shops have traditionally been our primary distribution channels. Levi's® and Dockers® products are also sold through our brand-dedicated company-operated retail stores and through our global digital business, which includes our company-operated e-commerce sites as well as the online businesses of our wholesale customers, including those of traditional wholesalers as well as pure-play (online-only) wholesalers. Beyond Yoga® products are sold in the United States primarily through specialty retailers, pure-play wholesalers, brand-dedicated company-operated retail stores and a company-operated brand dedicated e-commerce site. We distribute Levi Strauss Signature™ and distributed Denizen® brand products primarily through mass channel retailers in the Americas, including the e-commerce sites operated by some of our key wholesale customers and other pure-play customers.
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

Our Business Strategies
We aspire to be the world's best apparel company, famous for our brands and values. Our business strategies are focused on our fundamental advantages and prioritize the most important areas that we believe will drive long-term success. We believe these strategies over the long term will set us up to deliver mid-single digit annual net revenue growth, reaching approximately $9 billion to $10 billion in total company net revenue, and to grow Adjusted EBIT margins to approximately 15% over the long term, all while living our mission of delivering profits through principles.
The following three “where to play” choices serve as our strategic framework for what we intend to achieve:
•Brand Led: Our brands are authentic, original and loved around the world. We plan to continue elevating and strengthening all of our brands through integrating product, design, positioning, marketing and consumer experience to ensure they are the “Center of Culture”. We will continue men’s bottoms denim leadership globally while driving outsized growth in women's and tops through a sharpened focus on denim lifestyle, building end-to-end capability in key lifestyle apparel categories beyond jeans. We believe these actions will strengthen loyalty with our existing fans while also creating new lifelong ones.
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
•Power the Portfolio: We plan to accelerate our global reach while ensuring our U.S. operations continue to deliver steady growth, including unlocking the potential of Beyond Yoga®.
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
Our ability to deliver our long term goals assumes no significant worsening of macro-economic pressures on the consumer, inflationary pressures, supply chain disruptions, potential tariffs or currency fluctuations. If any of these impacts change significantly, the timing of when we achieve our long term goals will be affected.
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
Our Brands and Products
We offer a broad range of products including jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, footwear and related accessories. Across all of our brands, pants – including jeans, casual pants, dress pants and activewear – represented 67%, 66% and 67% of our total units sold in fiscal years 2025, 2024 and 2023, respectively. Tops –

including shirts, sweaters, jackets, dresses and jumpsuits – represented 29%, 28% and 27% of our total units sold in fiscal years 2025, 2024 and 2023, respectively. The remainder of our products are footwear, which represented less than 1% of our total units sold in fiscal year 2025 and 2% of our total units sold in fiscal years 2024 and 2023, and accessories. Men's products generated 60%, 62% and 63% of our net revenues in fiscal years 2025, 2024 and 2023, respectively. Women's products generated 39%, 37% and 36% of our net revenues in fiscal years 2025, 2024 and 2023, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, footwear and accessories and pants excluding jeans – represented 36%, 35%, and 35% of our net revenues in fiscal years 2025, 2024 and 2023, respectively.
Levi's® Brand
The Levi's® brand epitomizes classic, authentic American style and effortless cool. Levi's® is an authentic and original lifestyle brand and the #1 brand globally in jeanswear (measured by total retail sales). Since their inception in 1873, Levi's® jeans have become one of the most recognizable garments in the world – reflecting the aspirations and earning the loyalty of people for generations. Consumers around the world instantly recognize the distinctive traits of Levi's® jeans, including the Arcuate Stitching Design and the Tab Device. The Levi's® brand continues to evolve to meet the tastes of today's consumers, driven by its distinctive pioneering and innovative spirit. Our range of leading jeanswear, other apparel items and accessories for men, women and children is available in approximately 120 countries, allowing individuals around the world to express their personal style.
The Levi's® brand encompasses a range of products. Levi's® core products consist of a wide spectrum of jeans and jeanswear offered in a variety of fits, fabrics, finishes, styles and price points intended to appeal to a broad spectrum of consumers. The line includes the iconic 501® jean, the original and best-selling five-pocket jean of all time. In 2023, we celebrated the 150th anniversary of the 501® jean. The line also incorporates a full range of jeanswear fits and styles designed specifically for women. Sales of those core products represented the majority of our Levi's® brand net revenues globally in fiscal years 2025, 2024 and 2023. We offer premium products around the world under the Levi's® brand, including a range of premium pants, tops, shorts, skirts, jackets, footwear, and related accessories. In February 2025, we launched the Levi’s® Blue Tab™ collection. Inspired by Levi’s® rich history, the premium collection features updated and modern fits with a focus on elevated designs made with Japanese denim.
Our Levi's® brand products accounted for 94%, 94% and 92% of our net revenues in each of the fiscal years 2025, 2024 and 2023, respectively, approximately half of which were generated in our Americas segment in each of these years.
Levi Strauss Signature™ and Denizen® Brands
In addition to our Levi's® brand, we offer the Levi Strauss Signature™ brand and offered the Denizen® brand, which are focused on value-conscious consumers who seek quality craftsmanship and great fit and style at affordable prices. We offer denim jeans, casual pants, tops and jackets in a variety of fits, fabrics and finishes for men, women and children under the Levi Strauss Signature™ brand through the mass retail channel primarily in the United States and Canada. The Levi Strauss Signature™ brand was introduced in 2003. The Denizen® brand was introduced in the United States starting in 2011, and was sold through wholesale accounts primarily within the United States. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand and the wind down of Denizen® brand operations was substantially complete as of March 2, 2025.
Our Levi Strauss Signature™ products accounted for 4% of our net revenues in each of the fiscal years 2025, 2024 and 2023. Our Denizen® brand products accounted for less than 1% of our net revenues in fiscal year 2025, and 1% of our net revenues in fiscal years 2024 and 2023.
Dockers® Brand
The Dockers® brand was founded in 1986. In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. In the second quarter of 2025 we entered into a definitive agreement to sell our Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026 and be completed on or around February 27, 2026. See Note 2 “Discontinued Operations” to our audited consolidated financial statements included in this report.
Beyond Yoga® Brand
Our Beyond Yoga® brand is a body positive, premium athleisure apparel brand focused on quality, fit and comfort for all shapes and sizes. Beyond Yoga® was founded in 2005 to promote body positivity, honoring and celebrating every body from XXS-4X. The brand produces clothing that fosters well-being in luxuriously soft, no-hassle care fabrics for styles that keep up with the toughest workouts and beyond. Beyond Yoga® is about more than just comfort and performance; the brand has created an inclusive community centered on body positivity, the celebration of diversity, and giving back to causes in which it believes. The company is female-founded and led. The brand has 14 total stores.
Our Beyond Yoga® brand products accounted for 2% of our net revenues in each of the fiscal years 2025, 2024, and 2023.
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
We seek to make our products available where consumers shop, providing both in-store and online shopping experiences, as well as offering products that are appropriately tailored for our wholesale customers and their retail consumers. We take care to select wholesale customers and distributors that we believe will represent our brands in a manner consistent with our values and growth strategies. Sales to our top ten wholesale customers totaled 24%, 25% and 27% of our net revenues in fiscal years 2025, 2024, and 2023, respectively. No single customer represented 10% or more of our net revenues in any of these years.
We also sell our products directly to consumers through shop-in-shops located in certain of our wholesale customers’ and other third-party retail locations. Typically, this format is conducted on a concession basis, whereby the inventory continues to be owned by us (not the retailer) until ultimate sale to the end consumer. The salespeople involved in these transactions are generally our employees and not those of the retailer. We recognize revenue in the amount of the sale to the end consumer, while paying our partners a commission. We operated approximately 500 of these shop-in-shops as of November 30, 2025.
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
Company-operated brick-and-mortar retail stores.  Our company-operated retail stores, comprising both mainline and outlet stores, generated 33%, 32% and 30% of our net revenues in fiscal years 2025, 2024 and 2023, respectively. As of November 30, 2025, we had 1,231 company-operated stores located in 38 countries. The majority of the stores are dedicated to the Levi's® brand, with 473 stores in the Americas, 300 stores in Europe, and 444 stores in Asia. We had 14 Beyond Yoga® stores as of November 30, 2025. During 2025, we added 110 company-operated stores and closed 70 stores.
Franchised and other stores.  Franchised, licensed, or other forms of brand-dedicated stores operated by independent third parties sell Levi's® and Dockers® products in markets outside the United States. There were approximately 1,300 of these stores as of November 30, 2025, and they are a key element of our international distribution. In addition to these stores, we consider our network of brand-dedicated shop-in-shops, which are located within department stores and other third-party retail locations and may be either operated directly by us or third parties, to be an important component of our retail distribution in international markets. Outside the United States, approximately 90 of these shop-in-shops were operated by third parties as of November 30, 2025.
E-commerce sites. We maintain brand-dedicated e-commerce sites, including www.levi.com and www.beyondyoga.com, that sell products directly to consumers across multiple markets around the world. These sites represented 11%, 10% and 9% of total net revenues in fiscal years 2025, 2024 and 2023, respectively; and 23%, 21%, and 20% of DTC channel net revenues in fiscal years 2025, 2024 and 2023, respectively.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2025, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25% and 28%, respectively, of our total net revenues for the fiscal year. In fiscal year 2024, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the fiscal year.

We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2025, 2024 and 2023 each included one Black Friday.
We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the month of that quarter. Fiscal year 2025 was a 52-week year, ending on November 30, 2025; fiscal year 2024 was a 53-week year ending on December 1, 2024; and fiscal year 2023 was a 52-week year ending on November 26, 2023. Each quarter of fiscal years 2025, 2024 and 2023 consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2024 which consisted of 14 weeks. Fiscal year 2024 benefited from a 53rd week, which was included in the fourth quarter, impacting net revenues by approximately $78 million, or 1.3%.
The level of our working capital reflects the seasonality of our business and varies throughout the year to support our seasonal and holiday revenue patterns as well as business trends.
Marketing and Promotion
Our marketing is rooted in globally consistent brand messages that reflect the unique attributes of our brands, including the Levi's® brand as the authentic and original jeanswear brand. We continually strengthen our portfolio of brands and our positioning at the center of popular culture with a diverse mix of marketing initiatives to drive consumer demand, such as through social media and digital and mobile outlets, sponsorships, product placement in leading fashion magazines and with celebrities, television and radio advertisements, personal sponsorships and endorsements, and selective collaborations with key influencers, integrating ourselves with significant cultural events, and on-the-ground efforts such as street-level events and similar targeted “viral” marketing activities. We also connect with sport and music fans across the world, including through the naming rights to the stadium for the San Francisco 49ers, which we secured in 2013 and extended in 2024.
We are focused on strengthening our brands globally. Through product and communications, our plan is to drive impact and engage the hearts and minds of our consumers while connecting directly and delivering the best experience possible through our DTC channel. In 2025, we deepened our direct, personalized relationships with our consumers through the expansion of our global loyalty programs. The Levi’s® brand reaffirmed its place at the center of culture with the conclusion of “REIIMAGINE,” a fully integrated global campaign with Beyoncé. The campaign reimagined classic Levi’s® looks and films and reinterpreted several of the brand’s most iconic advertisements while featuring core products like 501 ‘90s, Original Truckers, and Essential Tees. The first chapter debuted in 2024 and subsequent chapters ran through 2025. The brand also celebrated its cultural legacy with the launch of “Global Icons,” a cinematic campaign with Shaboozey and Matty Matheson. The campaign showcased three of the brand’s most legendary icons: the 501® Original, the Trucker Jacket and the Western Shirt. The first short film debuted in 2025.
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
We also use our websites in relevant markets to enhance consumer understanding of our brands and help consumers find and buy our products. Information contained on, or that can be accessed through, these websites is not intended to be incorporated by reference into this Annual Report and references to our website addressed in this Annual Report are inactive textual references only.
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
In fiscal year 2025, we sourced products from independent contract manufacturers located in approximately 32 countries around the world, with no more than 30% sourced from any single country, in line with our sourcing strategy. We sourced products in North and South Asia, the Americas, including the United States, Europe and Africa.
Sourcing practices.  Our sourcing practices include these elements:
•We require all third-party vendors, including licensees and their authorized subcontractors, who manufacture or finish products for us to contribute to our sustainability goals and to follow all established policies and guidelines. They must comply with our supplier code of conduct relating to supplier working conditions as well as environmental, employment and sourcing practices.
•Our supplier code of conduct covers employment practices such as wages and benefits, working hours, health and safety, working age and discriminatory practices, environmental matters such as wastewater treatment and solid waste disposal, and ethical and legal conduct. We regularly evaluate and refine our supplier code of conduct processes.
•We assess all final product manufacturing and processing facilities and nominated raw material facilities like those used to produce fabric against our supplier code of conduct through periodic on-site facility inspections and verification activities, including use of independent monitors to supplement our internal staff. We integrate review and performance results into our sourcing decisions.
•We regularly disclose the names and locations of our vendors to provide transparency into our supply chain.
Logistics.  During fiscal year 2024 and as part of Project Fuel, the Company changed its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers used to warehouse and ship products to our wholesale customers, retail stores and e-commerce customers. For more information, see “Item 2 – Properties”.
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
Government Regulations
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, or the imposition of new tariffs on imported products, have and could in the future have an adverse effect on our business and results of operations. In addition, we are subject to changing regulatory restrictions and requirements, including in the areas of data privacy, sustainability and responses to climate change. Compliance with laws, rules and regulations has not had, and is not currently expected to have, a material effect on our capital expenditures, results of operations and competitive position. For more information on the potential impacts of government regulations affecting our business, see “Item 1A – Risk Factors”.
Intellectual Property
We have more than 5,100 trademark registrations and pending applications in approximately 190 jurisdictions worldwide, and we acquire rights in new trademarks according to business needs. We regard our trademarks as one of our most valuable assets and believe they have substantial value in the marketing of our products. The Levi's®, Beyond Yoga® and 501® trademarks, the Arcuate Stitching Design, the Tab Device, the Two Horse® Design, and the Housemark are among our core trademarks.
We protect these trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries, particularly where our products are manufactured or sold. We work vigorously to enforce and protect our trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary. We are currently pursuing approximately 370 infringement matters around the world. We also work with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.
As of November 30, 2025, we had 87 issued U.S. patents, 17 issued foreign patents and 16 U.S. patent applications pending. Our patents expire between 2026 and 2044. We also had 11 international and foreign patent applications pending. We will continually assess the ability to patent new intellectual property as we develop technologies that we believe are innovative.

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
Sustainability and Human Capital
Sustainability
To advance our progress on sustainability initiatives and ensure we meet stakeholder expectations for these commitments and performance, we hold ourselves accountable to a holistic strategy. The intent of our sustainability strategy is to be a leader in transparency and impact, to accelerate the circular economy ecosystem, and to inspire employees, communities and value chain partners to join our journey toward an inclusive and regenerative industry in which all people are treated with dignity and respect. Our strategy is focused on the most significant issues related to our business and provides a framework for us to continue embedding our sustainability ambitions within our broader business operations to create greater resilience and long-term value.
In 2025, we released our 2024 Sustainability Goals and Metrics Report, which included updates and progress against our people- and planet-first goals. The goals include targets tied to various areas across our sustainability strategy and collectively reflect our guiding philosophy of profits through principles. Our sustainability strategy is built around three main pillars — climate, consumption and community. Our climate pillar addresses environmental impacts, including climate action, water stewardship and biodiversity. The consumption pillar focuses on circular economy, resale and upcycling initiatives, use of more sustainable fibers, safer chemicals and waste and plastic reduction. The community pillar encompasses social and societal impacts, including diversity and inclusion, employee support and development, supply chain transparency, and investing in our communities through advocacy and volunteering. Our aim is to continue fortifying each pillar to deliver meaningful progress while evolving our efforts to ensure our business becomes more sustainable.
Human Capital Management
As of November 30, 2025, we employed approximately 19,000 people, approximately 9,900 of whom were located in the Americas, 3,900 of whom were located in Europe, and 5,200 of whom were located in Asia. As of such date, approximately 900 of our employees were associated with the manufacturing and procurement of our products, 11,300 worked in retail, including seasonal employees, 1,500 worked in distribution and 5,300 were other non-production employees. As of November 30, 2025, approximately 4,100 of our employees were represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Diversity and Inclusion. We believe in living our values: originality, empathy, integrity, courage and performance. This means we strive to create a workplace that reflects our consumers and communities in which we conduct our business. We endeavor to create an environment where everyone feels valued, heard and able to contribute to their full potential. We believe these principles benefit our performance by helping us inclusively design innovative products and anticipate and respond to consumer preferences. Our “One Team” approach is about harnessing our talent, culture and values and we believe it is a competitive advantage and serves as a driver of business results.
Pay Equity. To ensure we maintain fair compensation consistent with our compensation philosophy, in 2023, we developed in-house capabilities with oversight from outside counsel to run gender and ethnicity pay equity analyses. The ethnicity analysis only considers our U.S. non-union population, including corporate, retail and distribution center employees; while the gender analysis considers all global corporate employees. Ethnicity data is not commonly captured internationally, and in some countries is illegal for companies to track, and therefore we limited the scope of our ethnicity analysis to the U.S. only. Both analyses consider job level, performance, experience and other factors including job family and job location. Following remediation for outliers, our analysis found compensation to be at parity across gender and ethnicity in the U.S. in both 2023 and 2024. Similarly, following any outlier remediation, we found no statistically significant gender pay discrepancies across markets in both 2023 and 2024. We will continue to invest in pay equity and run, at least annually, in-house analysis to fulfill our commitment to fair compensation.
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
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Macroeconomic pressures, including inflation, container shipping disruptions, fluctuations in foreign currency exchange rates, changes in trade policies, and competition for and price volatility of resources created a complex and challenging environment for us in fiscal year 2025 and may continue to impact us in the future. We continue to pursue ways to mitigate these pressures; however, if we are unable to fully mitigate the pressures, our revenue, operating margins and net income will be impacted in fiscal year 2026.
In addition, the following factors attributable to uncertain or deteriorating economic and financial market conditions could have a material adverse effect on our business, operating results and financial condition:
•Our sales are impacted by discretionary spending by consumers. Declines in consumer spending have resulted and in the future may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure and lower gross margins.
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
•The current domestic and international political environment, including volatile trade relations, conflicts in multiple locations, and the related disruption to shipping lanes and civil unrest have resulted in uncertainty surrounding the future state of the global economy. There is uncertainty with respect to potential further changes in trade policy and regulations, sanctions and export controls, which increase volatility in the global economy and foreign currency exchange rates. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
•Trade policies and regulations, such as new, increased, or continuing uncertainty concerning tariffs or other trade restrictions may also increase the costs for imported materials and finished goods. Any resulting increase in prices we charge for our goods could negatively impact demand for our products, our sales and results of operations. Further, increases in consumer expenses more generally, may reduce discretionary spending and heighten price sensitivity, which could similarly negatively impact the demand for our products, our sales, and results of operations.
•If retailers of our products experience declining revenues or have trouble obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense. In addition, if retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact our sales and results of operations. If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.
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
•changes in trade and tax policies, laws and regulations;
•inflationary pressures;
•regulatory restrictions on our ability to operate in our preferred manner;
•rapidly changing regulatory restrictions and requirements, including in the areas of data privacy and security, artificial intelligence, sustainability and responses to climate change, which could result in regulatory uncertainty as well as potential significant increases in compliance costs; and
•less protective foreign laws relating to intellectual property.
Global conditions and events, such as the ongoing wars in multiple locations across the globe, as well as economic sanctions and other measures imposed in response thereto, have caused and continue to cause disruption, instability and volatility in global markets.
The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, including debt, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Changes in foreign currency exchange rates also affect the relative prices at which we and competitors sell products in the same market. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. The unpredictability and volatility of foreign currency exchange rates have adversely impacted our businesses and financial results in the past and ongoing or unusual volatility may continue to adversely impact us.
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
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We also offer certain customers the opportunity to place orders ahead of delivery, which have in the past and may in the future be canceled upon certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. The ongoing financial uncertainty, particularly for retailers, could also have an effect on our sales, our ability to collect on receivables and our financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, manufacturers, customers, distribution centers, offices, headquarters, and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, wildfires and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, have in the past temporarily disrupted, and could in the future disrupt, our operations, the shipping channels we use, the operations of and the shipping channels used by our vendors, manufacturers and other suppliers of raw materials and other goods. Such events have in the past resulted in, and in the future could result in, economic instability that may negatively impact our operating results and financial condition, including due to resulting increases in costs. In particular, if a natural disaster or severe weather event were to occur in an area in which we or our suppliers, manufacturers, customers, distribution centers or vendors are located, our business could be negatively affected. The impact would depend, in part, on the safety and availability of the relevant personnel and facilities, as well as the proper functioning of our or third parties’ disaster relief operations, including computer, network, telecommunication and other systems and operations. In addition, a natural disaster or severe weather event could negatively impact retail traffic to our stores or stores that carry our products or wholesale or DTC fulfillment and could have an adverse impact on consumer spending, any of which could in turn result in negative point-of-sale trends for our merchandise. Natural disasters or severe weather events in regions that produce key raw materials or other inputs for our products, may drive up the prices of those raw materials or constrain the availability of raw materials, adversely affecting our cost of goods. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations, either in a particular region or globally, and the shipping channels we use, as well as the activities of and the shipping channels used by our third-party vendors and other suppliers, manufacturers, and customers. We could incur significant capital expenditures and other costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to and mitigate the effects of climate change or regulatory mandates related thereto. In addition, the physical changes prompted by climate change could result in changes in consumer preferences, production capabilities, the productivity of our contract manufacturers, higher insurance premiums and deductibles and the availability of raw materials and costs, which could in turn affect our business, operating results, and financial condition.
If we were to experience a local or regional disaster, including near our California global headquarters, or other business continuity event or concurrent events, we could experience operational challenges, depending upon how a local or regional event may affect our human capital across our operations or regarding particular aspects of our operations, such as key executive officers or personnel. Further, if we are unable to find alternative suppliers or shipping channels, replace capacity at key manufacturing or distribution locations or quickly repair damage to our information technology systems and networks, including the Internet and third-party services, or supply systems, we could be late in delivering, or be unable to deliver, products to our customers. These events could result in reputational damage, lost sales, cancellation charges or markdowns, all of which could have an adverse effect on our business, results of operations and financial condition.
Public health crises and a future outbreak of a highly infectious or contagious disease, pandemic or epidemic have had and could in the future have an adverse effect on our business and results of operations.
Pandemics, such as COVID-19, pose a risk to our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. The extent of the impact of a pandemic or other health crisis on our business will depend on several factors, including the duration, spread and severity of the pandemic or health crisis, which are uncertain and cannot be predicted, and on the requirements to take action to help limit the spread of the illness and the availability, widespread distribution and acceptance of vaccines and treatments for the pandemic.
A significant outbreak or resurgence of global or regional health events, and attendant responses by governments, private sector actors and individual consumers, could contribute to a recession, depression, or global economic downturn, reduce store traffic and consumer spending, result in temporary or permanent closures of retail locations, offices, distribution centers and factories, and could negatively impact the flow of goods. As with the COVID-19 pandemic, such events could cause health officials to impose guidance, mandates, or recommendations which may result in temporary closures and limited working hours of retail locations, restrictions on physical store capacity, minimum physical distancing requirements, and other workforce disruptions. In addition, a global or regional health event could adversely impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed, or experience worker shortages. A global pandemic could also negatively impact our brand by reducing consumer willingness to visit stores, malls, and lifestyle centers, and employee willingness to staff our stores and return to office, and may also cause long-term changes to logistics and supply chain, healthcare costs, workforce productivity, and consumer shopping behavior, preferences, and demand for our products, all of which may have a material adverse effect on our business.
Risks Relating to Our Business and Operations
Our success depends on our ability to maintain the value and reputation of our brands.
Our success depends in large part on the value, overall health and reputation of our brands, which are integral to our business and the implementation of our “Brand Led” strategy for expanding our business. Maintaining, promoting and positioning our brands will depend largely on the success of our marketing, design and merchandising efforts and our ability to provide consistent, high-quality products supported by engaging marketing campaigns and adapting to rapidly changing media environments, including our increasing reliance on social media and digital dissemination of advertising campaigns. Our brands and reputation could be adversely affected if we fail to achieve these objectives, if we fail to deliver high-quality products acceptable to our customers and consumers or if we face or mishandle a product recall.
Our brand value also depends on our ability to maintain a positive consumer perception of our brands, corporate integrity and culture. Negative claims or publicity involving us or our products, our cobranding or collaboration partners, the production methods, materials or locations of any of our suppliers or contract manufacturers, consumer data or any of our key employees, endorsers or suppliers could seriously damage our reputation, sales and brand image, regardless of whether such claims or publicity are accurate. Social media, which accelerates and potentially amplifies the scope of negative claims or publicity, can increase the challenges of responding to negative claims or publicity. In addition, the Company, the Levi Strauss Foundation, our senior executives and the descendants of the family of our founder, Levi Strauss, may from time to time take positions or actions (including internal programs) or make statements on or charitable donations to social issues, including donations to the Levi Strauss Foundation (which is not one of our consolidated entities), that may be unpopular with some consumers or customers, which may result in adverse publicity or impact our ability to attract or retain such consumers or customers, and which could adversely impact our results in certain locations. In addition, actions taken or statements made by recipients of such charitable donations could also seriously harm our brand image with consumers. Any harm to our brands and reputation could adversely affect our business and financial condition. Additionally, people or groups who oppose these positions or statements may cause disruptions to our business operations. Adverse publicity, regardless of its accuracy, could undermine consumer confidence in our brands and reduce long-term demand for our products.
The appeal of our brands may also depend on the success of our corporate sustainability initiatives, which require company-wide coordination and alignment on managing related risks and costs and may ultimately not be successful. Risks related to our corporate sustainability initiatives include increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal welfare and land use. Moreover, because of the increased focus from our stakeholders, including consumers, employees and investors, and more recently regulatory organizations, on corporate sustainability practices, there is an increased risk of negative public reaction to, public backlash against and increased pressure on disclosure related to our initiatives, products or practices related to corporate sustainability or social issues that could have an adverse impact on our image, reputation, business operations and financial results. Risks also include increased pressure and regulatory requirements to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to business, legal, market, reputational, operational and execution costs or risks. The metrics we disclose, such as emissions and water usage, whether they be based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brand. In addition, as we work to align with the recommendations and requirements of various ratings and disclosure organizations and new and evolving regulations, we will likely expand our disclosures in these areas and, as a result, we may face increased scrutiny related to our sustainability activities. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance and growth. We could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosure or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance and growth.

We rely on third parties to drive traffic to our platform, and these providers may change their algorithms or pricing, or may be subject to new laws and regulations, in ways that could negatively affect our business, financial condition, cash flows, and results of operations.
Our success depends on our ability to attract customers cost effectively. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also use social media, including Facebook, Instagram, YouTube and others, as well as affiliate marketing, email, SMS, and direct mail, as part of our multi-channel approach to marketing and we expect that our use of social media for marketing purposes will increase over time. We rely on these relationships to provide significant traffic to our website and as important marketing channels and sources of information regarding potential customers. If digital platforms change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively attract customers. Our relationships with digital platforms are not covered by long-term contractual agreements and do not require any specific performance commitments. In addition, many of the platforms and agencies with whom we have advertising arrangements provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the marketing providers upon which we rely could adversely impact our ability to attract customers cost effectively and harm our business, financial condition, results of operations and prospects. In addition, laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. It may become more difficult for us or our partners to comply with such laws, and future data privacy laws and regulations or industry standards, as well as related enforcement, may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties.
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
In addition, if we fail to accurately forecast consumer demand, we may experience excess inventory levels, which may result in inventory write-downs and the sale of excess inventory at discounted prices. This could have an adverse effect on the image and reputation of our brands and could adversely affect our gross margins. For example, if sales do not meet expectations because of unexpected effects on inventory supply and consumer demand, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. Conversely, if we underestimate consumer demand for our products, we may experience inventory shortages, which could delay shipments to customers, negatively impact retailer and consumer relationships and diminish brand reputation and loyalty.
Port congestion, inventory delays, labor shortages, and storage and process capacity pressures have impacted our ability to service consumer and wholesale customer demand and could impact it again in the future. Uneven flow of receipts and shipments has caused and may continue to cause capacity pressures within our distribution centers and result in higher costs and limit our ability to fulfill our consumers’ and wholesale customers’ demand on a timely basis or at all. In the event these supply chain disruptions reoccur, our business, operating results and financial condition may be adversely affected.
We depend on a group of key wholesale customers for a significant portion of our revenues. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.
Sales to our top ten wholesale customers accounted for 24%, 25% and 27% of our total net revenues in fiscal years 2025, 2024 and 2023, respectively. No single customer represented 10% or more of our net revenues in any of these years. While we have long-standing relationships with our wholesale customers, we do not have long-term contracts with them. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. If any major wholesale customer decreases or ceases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic, inflationary pressures or recession, such actions are expected to adversely affect our business and financial condition. In addition, competition between our wholesale customers may impact the prices at which they sell our products, thereby impacting the prices at which they are willing to buy products from us. Furthermore, certain of our major wholesale customers may seek to distribute our products globally in a manner or at prices that are different from our regular or promotional guidelines or impact the positioning that we seek to promote in our other channels of distribution.
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
We may not be able to implement important strategic initiatives in accordance with our expectations or that generate expected returns, which may result in an adverse impact on our business and financial results. One of our key strategic priorities is our “DTC First” strategy, which includes our plan to become a leading world-class omni-channel retailer by expanding our consumer reach in brand-dedicated stores globally, including making selective investments in company-operated stores and e-commerce sites, and other brand-dedicated store models. In many locations, we face major, established retail competitors that may be able to better attract consumers and execute their retail strategies. In addition, a retail operating model involves substantial ongoing investments in property, equipment, information systems, inventory and personnel. Due to the high fixed-cost structure associated with these investments, a decline in sales or the closure of or poor performance of stores, including as a result of general declines in the macroeconomic environment, could result in significant costs and impacts to our margins and impairment charges. Our ability to grow our retail channel also depends on the availability and cost of real estate that meets our criteria for foot traffic, square footage, demographics and other factors. Failure to identify and secure adequate new locations, or failure to effectively manage the profitability of the fleet of stores, could have an adverse effect on our results of operations. Our DTC First strategy depends on our ability to successfully drive expansion of our gross margins, manage and leverage our cost structure and drive return on our investments. If we cannot effectively execute our strategy while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.
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
Additionally, prioritizing these efforts over other organizational needs or misallocating resources could adversely impact our business and operating results.

If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
Many of our consumers shop with us through our digital platforms or through third party digital marketplaces on which we operate. Consumer expectations and related competitive pressures have increased and are expected to continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors, and to do comparison shopping, as well as to engage with us and our competitors through digital services and experiences that are offered on mobile platforms. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. In addition, customers are increasingly using AI shopping assistant tools to help find products, compare prices and make purchase decisions. Use of these AI tools could transform commerce, including in ways that we fail to anticipate, and affect our ability to efficiently attract potential customers to our digital platforms and retain our customer base. Any failure on our part or on the part of our third-party providers to provide attractive, effective, reliable, secure, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have an adverse impact on the growth of our digital commerce business globally and have an adverse impact on our business and results of operations. In addition, as use of our digital platforms continues to grow, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers’ needs. If we fail to continue to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline. Risks specific to our digital commerce business also include diversion of sales from our and our retailers’ brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content and data, including liability resulting from failure to comply with certain online platform legal or regulatory requirements. Our failure to successfully respond to these risks could adversely affect sales in our digital commerce business, as well as damage our reputation and brands. We are also subject to a variety of laws and regulations that govern the operations and features of our platforms. These include, but are not limited to, laws and regulations imposing specific requirements on consumer opt-outs, notices and mandates for verification of age of minors. The costs of monitoring and responding to such regulations and the consequences of non-compliance could have an adverse effect on our operations or financial condition.
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
If we encounter problems with distribution and the operation of company-owned or third-party distribution facilities, our ability to deliver our products to market could be adversely affected.
We rely on both company-owned and third-party distribution facilities to warehouse and ship products to our wholesale customers, retail stores and e-commerce consumers throughout the world. As part of our continued pursuit for improved organizational agility and marketplace responsiveness, we have consolidated the number of distribution facilities we rely upon and continue to look for opportunities for further consolidation in certain regions. These actions may make our operations more vulnerable to interruptions in the event of work stoppages or disruption, labor disputes, such as labor strikes or boycotts, worker shortages, port congestion, pandemics, macroeconomic conditions, geopolitical conflict, the impacts of climate change, earthquakes, floods, fires or other natural disasters affecting these distribution centers or shipping channels. Labor laws in the various jurisdictions where our distribution network operates and inflation impacts on labor costs impact our costs of distribution and increase regulatory complexity for us and the third-parties with whom we partner. In addition, distribution capacity is dependent on proper operating technology and the timely performance of services by third parties, including the transportation of products to and from their distribution facilities, which also may be adversely affected by similar events. Any failure by us or our third-party providers to adapt to these events or to otherwise respond adequately to our distribution needs could disrupt our business.
Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to data and system security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Moreover, some of our current distribution centers rely on aging technology, which in some cases is no longer supported and may inhibit our efficiency as well as increase the likelihood of system interruption or failure.
As part of our ongoing effort to optimize our logistics network, we are continuing to transition the operation of certain of our global distribution and fulfillment centers from owner-operated facilities to third-party logistics providers. This transition has caused, and may continue to cause, interruptions to our business systems and delays in order fulfillment as we transition our systems and technology and restructure our workforce arrangements. We have experienced and may continue at times to experience delays in the adoption or remediation of necessary technology, shortages of labor and capacity constraints and shortfalls. Our lack of system redundancies and inability to efficiently move inventory demands from one distribution center to another, together with our reliance on third-party logistics providers to satisfy a significant percentage of our global distribution and fulfillment needs means we are subject to concentration risks. Any further disruptions, delays, or performance issues at company-owned or third-party distribution facilities could materially affect our ability to timely fulfill orders and manage inventory. If we continue to encounter such problems with our distribution system, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies could be further adversely affected.
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
From time to time, we have acquired and may in the future acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to among other things, financial constraints, unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics or other risks, which could harm our operating results. Additionally, acquisitions may not be well received by the customers or employees of either company, and this could hurt our brand and result in the loss of key employees. Acquisitions and strategic investments involve numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees. We also may encounter difficulties in integrating any businesses we may acquire with our existing operations. The success of these transactions depends on our ability to successfully merge corporate cultures, operations, and financial systems; realize cost reduction synergies; and, as necessary, retain key personnel of acquired companies. In addition, acquisitions and investments may not perform as expected or cause us to assume unrecognized or underestimated liabilities. These activities are complex, costly and time-consuming and pose a number of risks. Any delays or issues encountered in these activities could have an adverse effect on the financial condition of the company.
We may in the future divest certain product lines that no longer fit our long-term strategies. As previously disclosed, we entered into a definitive agreement to sell our Dockers® business. On July 31, 2025, we sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the Dockers® Andes, Malaysia and Turkey operations is expected to close on or around January 30, 2026 with the sale of the Europe and Mexico operations expected to close on or around February 27, 2026. Divestitures, including of the Dockers® business, may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including increased costs and expenses and potentially disrupting our regular operations, increasing our near-term costs, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
If we do not manage the foregoing risks, the transactions that we complete or are unable to complete may harm our brand and adversely affect our business, financial condition, and results of operations.
We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
In the first quarter of fiscal year 2024, we began implementing a multi-year global productivity initiative and restructuring plan, “Project Fuel,” designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth, with a focus on optimizing our operating model and structure, how we go to market, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization. This restructuring plan is substantially complete as of November 30, 2025, although certain aspects, including the transition of operations of certain of our global distribution and fulfillment centers to third-party logistics providers, remain ongoing.
We have in the past and may in the future undertake restructuring initiatives, which have resulted, and may continue to result, in the incurrence of significant additional costs, and our ability to achieve the anticipated cost savings and other benefits from these actions is subject to many estimates and assumptions, which are subject to uncertainties. Risks to successful and timely implementation of these restructuring initiatives include the incurrence of additional costs in the short-term, including workforce reduction costs, costs associated with transitioning functions and processes to new locations, charges for inventory and technology-related write-offs and charges relating to consolidation of excess facilities; failure to accurately assess market opportunities and the technology required to address such opportunities; failure to accurately predict the time and resources necessary to implement our restructuring plan and related go-to-market strategy; actual or perceived disruption to customers, suppliers, distribution networks and other important operational relationships and the inability to resolve potential issues in a timely manner; difficulties transitioning functions and processes to new locations; difficulties transitioning the operation of certain of our global distribution and fulfillment centers to third-party logistics providers including in start up delays and timely delivery of products of acceptable quality; and failure to maintain employee morale, damage to company culture and an increase in employment claims. Because of these and other factors, some of which may not be entirely within our control, we may not fully realize the purpose and anticipated operational benefits, efficiencies or cost savings of any productivity actions in the expected timelines, or at all, and, if we do not, our business and results of operations may be adversely affected. Additionally, prioritizing these efforts over other organizational needs or misallocating resources could adversely impact our business and operating results.
Our business is affected by seasonality and other factors that result in fluctuations in our quarterly operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in our fourth fiscal quarter have slightly exceeded those in our other three fiscal quarters. In addition, our customers and consumers may cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. These factors, along with other factors that are beyond our control, such as social or political unrest, pandemics, general economic conditions, changes in consumer preferences, weather conditions, the effects of climate change, the availability of import quotas, transportation disruptions and foreign currency exchange rate fluctuations, could adversely affect our business and cause our quarterly results of operations to fluctuate.
We rely significantly on information technology and data to operate our business, including our supply chain and retail operations, and any delay or problem with operating or upgrading that technology or data, or those third parties upon which we rely, could cause a disruption to our business and adversely affect our financial results.
We are heavily dependent on information technology systems and networks, including the Internet, third-party services and artificial intelligence, across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, marketing, sales (including digital commerce), and distribution, as well as for processing financial information for external and internal reporting purposes, legal, tax and regulatory requirements, retail operations and other business activities. These information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted worldwide by any security incident, service interruption or shutdown.
Over the last several years, we have been implementing and continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, automating processes and acquiring new systems with new functionality. For example, over the next few years, we plan to continue the process of implementing a new ERP system across the company with implementation in the United States completed in 2023 and Europe scheduled to commence in fiscal year 2026. While we are investing significantly in developments to our technology and systems, there is a risk that our investments may ultimately not result in the rate of return we expect. Additionally, we are in the process of transitioning certain of our global distribution and fulfillment facilities to third-party providers. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis, either directly or through our third-party providers, depends significantly on the reliability of their and our technology systems, and we cannot assure that implementing these modifications and upgrades will in the future prevent or protect against all technological problems and security issues or bring about the desired efficiencies and synergies to our operations.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations or our use of third-party artificial intelligence. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.
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
As part of our long-term profitable growth strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. For example, we currently outsource a significant portion of our information technology, finance, customer relations and customer service functions to a third party. We are also in the process of transitioning the operation of certain of our global distribution and fulfillment centers to third-party logistics providers. While we believe we conduct appropriate diligence before entering into agreements with any outsourcing entity, the failure of one or more of such entities to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, use of artificial intelligence or related technologies, providing quality services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. We could face increased costs or disruption associated with finding replacement vendors or hiring new employees in order to return these services in-house, which may have a significant impact on our costs, as well as impact the timing of receipt of inventory for future seasons and the shipment of inventory to consumers and customers. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business. We may outsource other functions in the future, which would increase our reliance on third parties.
We currently rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, social and environmental risk mitigation and other requirements, or failures by our contract manufacturers to perform, could harm our sales, service levels and reputation.
In fiscal year 2025, we sourced nearly all of our products from independent contract manufacturers that purchase fabric and make our products and may also provide us with design and development services. As a result, we must locate and secure production capacity. We depend on contract manufacturers to maintain adequate financial resources, including access to sufficient credit, to secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we currently do not have any material long-term contracts with any of our contract manufacturers. Under our current arrangements with our contract manufacturers, these manufacturers generally may unilaterally terminate their relationship with us at any time. While we work with numerous contract manufacturers globally, our production has become increasingly concentrated at the factory level within certain manufacturers. As a result, if any such factory experiences operational disruptions, shutdowns or delays, we could be adversely affected compared to our competitors to the extent a significant portion, or even all, of the product volume is contracted by us. In addition, consolidation among our contract manufacturers could further concentrate production or reduce available capacity. Reliance on a smaller number of factories or manufacturers exposes us to increased risk, and any difficulties or failures to perform by our contract manufacturers could cause delays in product shipments or otherwise adversely affect our results of operations.
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
We require contract manufacturers to make progress toward our sustainability goals and meet our standards and policies in terms of working conditions, environmental protection, raw materials, facility safety, security and other matters before we are willing to place business with them. As such, we may not be able to obtain the lowest-cost production. We also may need to move our production to the extent that we determine our contract manufacturers are not in compliance with our standards or applicable government standards, sanctions or other restrictions. We may also encounter delays in production and added costs as a result of the time it takes to train our contract manufacturers in our methods, products and quality control standards. In addition, the labor and business practices of apparel manufacturers and their suppliers, including raw material suppliers, have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by our contract manufacturers or their suppliers to adhere to our code of conduct, labor or other laws, appropriate labor or business practices, safety, structural or environmental standards, and the potential litigation, negative publicity and political pressure relating to any of these events or perceived failures, could harm our reputation and business.
Our suppliers may be impacted by economic conditions and cycles and changing laws and regulatory requirements which could impact their ability to do business with us or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing.
Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by the increasing costs or availability of raw materials, including related to inflationary pressures, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier and our relationship with that supplier may cause us to absorb costs, to alter our business terms, to incur costs to mitigate risks against and face regulatory challenges, to cease doing business with a particular supplier, or to change our sourcing practices generally, which could in turn adversely affect our business and financial condition.
In addition, regulatory developments such as reporting requirements on the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries, or compliance with sanctions and customs trade orders issued by the U.S. government related to raw materials, goods, entities and individuals connected to a region of China, as well as retaliatory measures or restrictions on critical materials by certain governments, could affect the sourcing and availability of raw materials used by our suppliers in the manufacturing of our products, or distribution of products to the United States. We have been and may continue to be subject to costs associated with these regulations, including for the diligence pertaining to these matters and the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The impact of such regulations may result in a more limited pool of acceptable suppliers, and we cannot be assured that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face regulatory challenges in complying with applicable sanctions and trade regulations, which can conflict with laws of other countries. Such compliance or non-compliance can raise reputational challenges with our consumers and other stakeholders for various reasons, including the inability to sufficiently verify the origins for the material used in the products we sell.
The global apparel industry is subject to intense competition and cost and pricing pressure.
The apparel industry is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, regular promotional activity, and the ongoing emergence of new competitors with widely varying strategies and resources. These factors have contributed, and we expect them to continue to contribute in the future, to intense pricing pressure and uncertainty throughout the supply chain. Macroeconomic pressures around the world such as tariffs, inflation and recession fears are creating a complex and challenging retail environment for us and our customers as consumers reduce discretionary spending. Pricing pressure has been further exacerbated by the variability and availability of raw materials, combined with labor and cost inflation and uncertainty throughout the supply chain. This pressure could have adverse effects on our business and financial condition, including:
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
The majority of our products are made of cotton, where the remaining balance are primarily made of synthetics, cotton/synthetic blends and viscose. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, climate change, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, sanctions and policy, economic climates, market speculation, compliance with our working condition, environmental protection, other standards and other unpredictable factors. For example, compliance with the sanctions and trade orders issued by the United States, Europe and other governments related to raw materials, entities and individuals who are connected to a region of China, as well as retaliatory measures or restrictions of critical materials by certain governments, could affect the sourcing and availability of raw materials, including cotton, used by our suppliers in the manufacturing of certain of our products and the importation of products from China into the United States. Any and all of these factors may be exacerbated by global climate change. Cotton prices have fluctuated significantly over the past few years and we expect they will continue to experience variability and uncertainty. We do not currently hedge the price of cotton. In the event of a significant disruption or unavailability in the supply of the fabrics, synthetics or other raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates and energy costs in the regions where our contract manufacturers are located, as well as freight costs from those regions that are in turn affected by crude oil prices. Increases in raw material costs, wage rates, energy costs and freight costs, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. These factors may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
Our business is subject to risks associated with sourcing and manufacturing overseas, as well as risks associated with tariffs, transportation disruptions or a global trade war.
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
Substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements. These laws, regulations, and requirements may include restrictions under applicable sanctions laws and export controls, as well as trade restrictions or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other trade restrictions on our imports or adversely modify existing restrictions. For example, the U.S. government recently imposed broad “reciprocal” tariffs of 10% or more on goods imported from most U.S. trading partners into the United States, resulting in increased costs of imported materials and inputs from many countries. Adverse changes in import costs and restrictions, including tariffs, or the failure by us or our suppliers to comply with trade regulations or similar laws, could harm our business. In this regard, the current and anticipated future trade policies in the United States and elsewhere have introduced greater uncertainty with respect to future tax and trade regulations. If additional tariffs or trade restrictions are implemented by the United States or other countries, such as retaliatory tariffs, the cost of our products manufactured globally and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have an adverse effect on our business and results of operations.
The loss of high-quality employees, including members of our executive management team and other key employees, or the failure to attract and retain key personnel or maintain our workplace culture could harm our business.
Our future success depends, in part, on the continued service of our high-quality employees, including our executive management team and other key employees, and the loss of the services of any key individual, or any negative perception with respect to these individuals, or our workplace culture or values, could harm our business. Our future success also depends, in part, on our ability to recruit, retain and motivate our employees sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for experienced and well-qualified employees in our industry is particularly intense in many of the places where we do business, and we may not be successful in attracting and retaining such personnel. Changes to our current and future office environments, adoption of new work models and our business requirements or expectations about when or how often employees work either on-site or remotely may not meet the expectations of our employees. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. If our employment proposition is not perceived as favorable compared to other companies’ policies, it could negatively impact our ability to attract, hire and retain our employees. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the United States. We believe that our corporate culture has been a key driver of our success. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees.
During the course of fiscal year 2025, we made changes in personnel, including some of our senior leaders. While we have confidence in our team, the uncertainty inherent in leadership transitions and restructuring may be difficult to manage and can disrupt our business. The failure to successfully transition and assimilate key employees generally could adversely affect our results of operations. To the extent we do not effectively hire, onboard, retain and motivate key employees, our business can be harmed.
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
Our postretirement benefits, pension and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have generated, and will generate, substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Many variables, such as changes in interest rates, mortality rates, health care costs, investment returns or the market value of plan assets, can affect the funded status of our defined benefit pension and other postretirement, and postemployment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements. See Note 10 to our audited consolidated financial statements included in this report for more information regarding these obligations.
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
As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the United States and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers and other partners fail or are alleged to have failed to comply with any of these laws or regulations, we could be subjected to regulatory investigations or enforcement, lawsuits (including class actions), fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. Furthermore, laws, regulations and policies and the interpretation of such, can conflict among jurisdictions and compliance in one jurisdiction may result in legal or reputational risks in another jurisdiction. We are or may become involved in various types of claims, lawsuits (including class actions), regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, use of artificial intelligence and other machine learning technologies, antitrust, privacy and data protection, trademark and other intellectual property rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy, and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, including the evolving regulatory requirements affecting product circularity and sustainability standards or disclosures, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.
Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, could adversely affect our business, reputation, financial condition and results of operations. For example, we are required to observe certain laws relating to economic sanctions, including those implemented by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and other sanctions authorities. These requirements may prohibit or restrict activities relating to certain individuals, entities, countries or territories. Although we have implemented controls to promote compliance with economic sanctions, economic sanctions law may change rapidly, and it can be time-consuming for us to alter our business operations to adapt to or comply with any changes in these or other laws. Should our controls prove to be, or be found to have been, ineffective, we may be subject to regulatory or enforcement action that could adversely affect our reputation, financial condition, or business.
Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. For example, the U.S. government recently imposed broad “reciprocal” tariffs of 10% or more on goods imported from most U.S. trading partners into the United States, which drew responses in the form of retaliatory tariffs from other countries. We, like other multinational corporations, conduct a significant amount of business that may be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). In the case of reciprocal and retaliatory tariffs, the imposition of such tariffs has adversely affected our costs of imported goods and materials. Any further such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
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

Our competitive position largely depends upon our trademarks and other intellectual property rights, which we take steps to establish and protect both domestically and internationally. However, we may be unable to adequately protect or enforce our intellectual property rights or determine the extent of any unauthorized use by third parties, particularly in foreign countries where the laws do not protect proprietary rights as fully as in the United States. We periodically discover counterfeit reproductions of our products or products that otherwise infringe our intellectual property rights. Given that we place significant value on our trademarks, trade dress and the overall appearance and image of our products, if we are unsuccessful in enforcing or protecting our intellectual property rights, continued sales of these infringing products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our brand and products. The actions we take to establish and protect our intellectual property rights are expensive, time-consuming and may not be adequate to prevent imitation of our products or other unauthorized uses of our intellectual property by others. Additionally, the laws and enforcement mechanisms to protect our intellectual property from unauthorized use in evolving technologies, like artificial intelligence, are developing and may be inadequate.
We also cannot assure that our rights in, or ownership of, our trademarks or other intellectual property rights would be upheld if challenged. Further, we cannot ensure that licensees will not take any actions that hurt the value of our intellectual property.
We also may be unable to prevent others from seeking to block sales of our products as purported violations of their proprietary rights.
We may be subject to liability or be prevented from using our trademarks or other intellectual property rights, which could have an adverse effect on our financial conditions and operations, if third parties successfully claim we infringe their intellectual property rights, including from the use of outputs generated using artificial intelligence technologies which may contain or be substantially similar to third-party content protected by intellectual property. Defending infringement claims could be expensive and time consuming and might result in our entering into costly license agreements or other settlement agreements. We also may be subject to significant damages or injunctions against development, manufacturing, use, importation or sale of certain products.
Although we take various actions to prevent the unauthorized use or disclosure of our confidential information and intellectual property rights, our controls and efforts to prevent unauthorized use or disclosure thereof might not always be effective. For example, confidential information related to business strategy, innovations, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently or improperly used or disclosed, including by an employee inputting confidential information into artificial intelligence or machine learning technologies, resulting in a loss of reputation, loss of intellectual property rights, a decline in our stock price or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.
New tax legislation, including legislation implementing changes in taxation of international business activities, could be enacted at any time and new interpretations or applied laws could increase our compliance, operating and other costs, all of which could adversely impact our financial position and results of operations.
We earn a substantial portion of our income in foreign countries and, as such, we are subject to the tax laws in the United States and in numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change.
Recent tax legislation and regulations, including provisions of the 2025 One Big Beautiful Bill Act (“OBBBA”) and potential increases in taxes, make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed.
In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement with over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as the Pillar Two Inclusive Framework. Many jurisdictions continue to announce changes in their tax laws and regulations based on the Pillar Two Inclusive Framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes did not have a material impact in fiscal year 2025 but could have an adverse impact on our effective tax rate, tax liabilities, and cash tax in future years, beginning in 2026.
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

We are also subject to the examination of our tax returns by the Internal Revenue Service (“IRS”) and state and local taxing authorities in the United States and by taxing authorities in other jurisdictions. The laws and regulations related to tax matters are extremely complex, require significant judgment and are subject to varying interpretations and application. Although we believe our positions are reasonable, they are subject to challenge and the results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
Additionally, we regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals.
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
As a result of our data collection and processing activities, we must comply with increasingly complex and rigorous, and sometimes conflicting laws, regulatory standards, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of business and personal data, including personal health information of our employees. For example, the European Union’s General Data Protection Regulation (the “EU GDPR”), the United Kingdom’s GDPR (the “UK GDPR”), California’s Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 and its regulations (the “CCPA”) impose obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored or otherwise processed. Furthermore, other comprehensive privacy laws, such as China’s Personal Information Protection Law, Canada’s Personal Information Protection and Electronic Documents Act and India’s new Digital Personal Data Protection Act, as well as other states in the United States have enacted data privacy laws that have come into effect or will come into effect in the coming months and years, which are likely to continue to influence other jurisdictions, U.S. states or even the U.S. Congress to pass comparable legislation. Additionally, laws in certain jurisdictions require data localization and impose restrictions on the transfer of personal information across borders. For example, the EU GDPR and the UK GDPR generally restrict the transfer of personal information, including employee and consumer information, to countries outside of the EEA and the United Kingdom (respectively) without appropriate safeguards or other measures. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to legal or regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe or elsewhere.
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
In addition, our use of online tracking technologies on our platform puts us and our advertising partners at risk of claims under the California Invasion of Privacy Act (“CIPA”) and similar surveillance laws and we have been and may continue to be subject to such claims. These cases typically concern allegations that the use of common third-party technology tools (such as online tracking technologies, cookies, and pixels) on a website constitute interceptions of confidential communications that allegedly constitute wiretapping, which can only be done with the consent of both parties to the communication. CIPA has been a subject of increasing litigation, particularly in the form of class actions. If such suits continue to be brought against us, defending against them in court or in arbitration could substantially increase our legal costs, potential liability, and involve members of our legal teams to assist in defending these claims. Obligations related to data privacy and security are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with existing and forthcoming data privacy and security laws and regulations can be costly and time consuming, and may require changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf and cause us to divert resources from other initiatives and projects to address these evolving compliance and operational requirements. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face significant consequences, including, but not limited to, proceedings against the company by governmental entities (for example, investigations, lawsuits (including class actions), fines, penalties, audits and inspections) or other entities or individuals, additional reporting requirements or oversight bans, damage to our reputation and credibility or inability to process data or operate in certain jurisdictions, any of which could have a negative impact on our business, operations, reputation, revenues and profits.
Use of artificial intelligence technologies by us and our service providers could subject us to stringent and changing obligations. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business or financial consequences.
The use of rapidly evolving technologies such as artificial intelligence technologies, by us and our third-party service providers, while presenting significant benefits, can also present risks and challenges to our business. Using artificial intelligence and other machine learning technologies while the technology is still developing may expose us to liability, reputational harm, and threats of litigation, particularly if such technology produces errors or hallucinations, or results in content that is biased, harmful discriminatory, or that infringes the intellectual property or data privacy rights of third parties, or otherwise if such technology does not function as intended. Moreover, with the use of certain artificial intelligence and other machine learning technologies, including those licensed from third parties, there may be a lack of transparency of the sources of data used to train or develop such technologies or how inputs are converted to outputs, and we may not be able to fully validate this process and its accuracy.
Use of artificial intelligence and other machine learning technologies, by us or our service providers, in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output, which may not be eligible for copyright or patent protection under various laws (including those of the United States) without sufficient human authorship or inventorship, respectively. Further, there is a risk that the data inputted into such technologies may contain confidential information, including trade secrets, resulting in such information becoming accessible by third parties. The use of artificial intelligence, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions.
The use of artificial intelligence or machine learning technologies by our third-party service providers in their business activities, whether or not known to use, could also expose us to risks. While we believe we conduct appropriate diligence prior to onboarding third-party service providers, the failure of one or more such service provider to meet our expectations, including by use of artificial intelligence tools in contravention of agreements with us, inputting our confidential or proprietary information into artificial intelligence tools, or roll-out of new artificial intelligence tools without approval, may have an adverse effect on our operations or financial condition, result in legal or regulatory violations, jeopardize our intellectual property rights or give rise to issues pertaining to data privacy and data protection.
The increasing adoption of artificial intelligence technologies has led data protection authorities around the world to consider and adopt new and evolving interpretations of data protection laws. Such laws and regulations focused on the use and provision of artificial intelligence technologies may impose certain obligations on us (e.g., obligations regarding processing of personal data, including required notices, consents and opt-outs) and could result in monetary penalties or other regulatory actions. Moreover, the costs of monitoring and responding to such regulations and the consequences of non-compliance could have an adverse effect on our operations or financial condition. The growing deployment and use of artificial intelligence and machine learning technologies will require that we develop and maintain controls to address the risks to our business and operations. Our failure, or perceived failure, to comply fully with developing interpretations of artificial intelligence or machine learning technologies laws and regulations, or meet evolving and varied stakeholder expectations and industry standards, or our inability to develop adequate controls to manage our use of artificial intelligence and machine learning technologies could harm our business, reputation, financial condition, and operating results.

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
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. We are also a party to a Second Amended and Restated Credit Agreement (as amended to date, the “Credit Agreement”) with several financial institutions that provides us with a senior secured revolving credit facility (the “Credit Facility”) under which we had $875.4 million of borrowing capacity as of November 30, 2025. We may rely on that borrowing capacity to fund our operations. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. This risk may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of macroeconomic and geopolitical conditions. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to borrow funds or recover losses incurred as a result of a default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses or our financial liquidity could be adversely impacted, which could negatively impact our results of operations and financial condition.
We have debt and interest payment requirements at a level that may restrict our future operations.
As of November 30, 2025, we had $1.0 billion of unsecured debt. Additionally, we had $875.4 million of borrowing capacity under the Credit Facility. The Credit Facility is secured by domestic and Canadian inventories, accounts receivable, and other assets, such as the Levi’s® trademarks in the U.S. Our debt requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income (or greater net loss) than we otherwise would have had. This dedicated use of cash could impact our ability to successfully compete by, for example:
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
Our ability to pay dividends, repurchase stock and make acquisitions is dependent on a variety of factors, including restrictions in our Credit Facility that may limit our activities.
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
Additionally, our Credit Facility contains restrictions, including covenants limiting our ability to incur additional debt, grant liens, make acquisitions and other investments, prepay specified debt, consolidate, merge or acquire other businesses or engage in other fundamental changes, sell assets, pay dividends and other distributions, repurchase our stock, enter into transactions with affiliates, enter into capital leases or certain leases not in the ordinary course of business, enter into certain derivatives, grant negative pledges on our assets, make loans or other investments, guarantee third-party obligations, engage in sale leasebacks and make changes in our corporate structure. These restrictions, in combination with our leveraged condition, may make it more difficult for us to successfully execute our business strategy, grow our business or compete with companies not similarly restricted.
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
As of November 30, 2025, our long-term debt was rated BB+ by S&P Global Ratings, Ba1 by Moody’s Investors Service, Inc and BBB- by Fitch Ratings, Inc. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. In addition, macroeconomic conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may lose all or part of your investment.
The trading prices of our Class A common stock may differ and fluctuate from time to time in response to numerous factors, some of which are beyond our control. These factors may include, among others, overall performance of the equity markets and the economy as a whole, actual or anticipated fluctuations in our revenues or other operating results or those of our competitors, our ability to meet our published guidance and securities analyst expectations, recommendations by securities analysts or announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Future sales of our Class A common stock by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees, who obtain equity, sell or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. As of January 23, 2026, we had outstanding a total of 103,742,231 shares of Class A common stock and 286,725,056 shares of Class B common stock. Of these shares, only the shares of Class A common stock are currently freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by persons who are our “affiliates” as defined in Rule 144 under the Securities Act, which may be sold in compliance with Rule 144 under the Securities Act.
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
We believe having a long-term-focused, committed and engaged stockholder base provides us with an important strategic advantage, particularly in our business, where our more than 170-year history contributes to the iconic reputations of our brands. However, the interests of these stockholders may not always be aligned with each other or with the interests of our other stockholders. By exercising their control, these stockholders could cause our company to take actions that are at odds with the investment goals or interests of institutional, short-term or other non-controlling investors, or that have a negative effect on our stock price. Further, because these stockholders control the majority of our Class B common stock, we might be a less attractive takeover target, which could adversely affect the market price of our Class A common stock.
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
Any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

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
Our policies require that certain of our employees and contractors complete mandatory security awareness training upon hire or engagement and annually thereafter. The training covers essential topics such as phishing awareness, password security, data protection, social engineering, physical security and compliance requirements. Additionally, targeted training is provided based on roles, responsibilities and access levels to ensure relevance and effectiveness. The awareness and training program also includes practical exercises, such as simulated phishing attacks, to reinforce training objectives and improve understanding of security vulnerabilities. We also participate in a variety of initiatives and work closely with industry alliances and trade associations for collaboration and for increasing our security knowledge and awareness.
We utilize third-party service providers as a normal part of our business operations. To address cybersecurity risks arising from our relationships with third-party service providers, our cybersecurity risk management processes include a third-party risk management program that assesses risks from vendors and suppliers. Our process includes cybersecurity and data privacy assessments during vendor onboarding to identify and classify risk based on several factors, including the type of data handled by the third-party service provider and the potential impact to our business if there were a significant disruption to the third-party service or system.
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
Board of Directors
The Audit Committee of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats. This includes the responsibility for reviewing and discussing with management and the Board of Directors our information technology use and protection, including, but not limited to, data governance, privacy, IT risks, compliance, cybersecurity and significant legislative and regulatory developments that could materially impact us, as well as the evaluation with management of the implementation and effectiveness of our controls to monitor and mitigate these risks and the oversight for any investigations related to specific cybersecurity or technology incidents. To fulfill this responsibility, the Audit Committee receives regular reports about cybersecurity risks from our CISO, and receives more frequent updates as needed, including in the event of a significant cybersecurity incident in accordance with our Cybersecurity Incident Response Plan. These regular reports periodically include information regarding the implementation and administration of the registrants cybersecurity processes, cybersecurity governance processes, status of projects relating to cybersecurity, cybersecurity matters relating to any particular products or services, summaries of any material cybersecurity threats or incidents and responses thereto, regulatory updates, updates on cybersecurity trends and the results of any assessments performed by internal stakeholders or third-party advisors. Updates related to data use and protection and regulatory updates are also periodically provided by our Chief Privacy Officer.
Our Board of Directors retains responsibility for the oversight of our overall risk management systems and processes and our CISO provides periodic reports to the full Board of Directors on cybersecurity risk. The Board of Directors also participates in educational sessions relating to cybersecurity matters.
Impact of Cybersecurity Risks on Strategy and Results
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats.

Item 2.	PROPERTIES
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. As of November 30, 2025, we operated one manufacturing-related facility abroad and 11 distribution centers around the world. In addition, we have two third-party logistics provider operated distribution centers. We have renewal rights for most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities and equipment are in good condition and are suitable and adequate to meet our current requirements. Information about our principal operating properties in use as of November 30, 2025 is summarized in the following table:

Location	Primary Use	Leased/Owned
San Francisco, CA	Design and Product Development	Leased
Erlanger, KY	Distribution	Leased
Hebron, KY	Distribution	Owned
Henderson, NV	Distribution	Owned
Etobicoke, Canada	Distribution	Owned
Itapevi, Brazil	Distribution	Leased
Cuautitlan, Mexico	Distribution	Leased
Villa El Salvador, Peru	Distribution	Leased
Pudahuel, Chile	Distribution	Leased
Dorsten, Germany*	Distribution	Leased
Northampton, U.K.	Distribution	Leased
Groveport, OH*	Distribution	Leased
Itagui, Colombia	Distribution	Leased
Cape Town, South Africa	Manufacturing, Finishing and Distribution	Leased
______________
* Facility operated by a third-party logistics provider.
Our global headquarters is located in leased premises in San Francisco, California, and we have additional commercial support offices in Diegem, Belgium and Singapore. The headquarters of Dockers® and Beyond Yoga® are located in leased premises in San Francisco, California and Culver City, California, respectively.
In addition to the above, we operate finance shared service centers in Eugene, Oregon and Bangalore, India. We also operate one data center located in Westlake, Texas. As of November 30, 2025, we leased 64 administrative and sales offices in 34 countries, as well as leased 8 warehouses in four countries.
As of November 30, 2025, we had 1,217 company-operated Levi's retail and outlet stores in leased premises in 38 countries: 473 stores in the Americas, 300 stores in Europe and 444 stores in Asia. Additionally, we had 14 Beyond Yoga® retail stores.

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
Holders of Record
As of January 23, 2026, there were 81 holders of record of our Class A common stock and 240 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record because a large portion of our Class A common stock is held in “street name” by banks and brokerage firms through participant accounts in the Depository Trust Company, which holds shares through a single account at its nominee CEDE & Co.
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

Cumulative Stock Performance Graph
The following graph compares the percentage change in the cumulative total return on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s (“S&P”) 500 Index, and the S&P 500 Apparel, Accessories and Luxury Goods Index for the five fiscal-year periods commencing on November 29, 2020 and ended November 30, 2025. The graph assumes an initial investment of $100 in our Class A common stock and in each index on November 29, 2020, with all dividends reinvested. The comparisons are based on historical data and are not necessarily indicative of, nor intended to forecast, the future performance of our Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
11/29/20
11/28/21
11/27/22
11/26/23
12/1/24
11/30/25
Levi Strauss & Co.
S&P 500
S&P 500 Apparel, Accessories & Luxury Goods

(in dollars)	November 29, 2020	November 28, 2021	November 27, 2022	November 26, 2023	December 1, 2024	November 30, 2025
Levi Strauss & Co.	$100.00	$143.37	$86.99	$85.76	$100.01	$129.91
S&P 500	$100.00	$127.92	$116.14	$132.21	$177.02	$203.57
S&P 500 Apparel, Accessories and Luxury Goods	$100.00	$112.66	$68.63	$55.82	$52.77	$53.31
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

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
September 1, 2025 - September 28, 2025	—	$—	—	$440,436,556
September 29, 2025 - October 26, 2025	596,917	$21.48	596,917	440,436,556
October 27, 2025 - November 30, 2025	—	—	—	440,436,556
Total	596,917	$21.48	596,917
_________
(1)We maintain a share repurchase program authorized by the Board. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. Share repurchase authority was $440.4 million as of January 23, 2026.
(2)During the third quarter of 2025, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $120.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $120.0 million and received and immediately retired 4,989,605 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the August 1, 2025 closing share price, over the transaction’s term (the “ASR Agreement”). The Company settled the ASR Agreement in the fourth quarter of 2025 and received an additional 596,917 shares. The average price paid per share for the complete accelerated share repurchase transaction, which includes shares delivered in the third quarter of 2025, was $21.48.
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world under our Levi’s®, Levi Strauss Signature™, Denizen® and Beyond Yoga® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand. The wind down of Denizen® brand operations was substantially complete as of March 2, 2025. In the second quarter of 2025 we entered into a definitive agreement to sell our Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026 and be completed on or around February 27, 2026.
We operate our business according to three reportable segments: Americas, Europe, and Asia, collectively comprising our Levi's Brands business, which includes the Levi's®, Levi Strauss Signature™ and Denizen® brands. The Beyond Yoga® business, which is managed separately, does not meet the quantitative thresholds for reportable segments but is presented separately to increase transparency of our performance.
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of November 30, 2025, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,300 brand-dedicated stores and shop-in-shops. As of November 30, 2025, we had 1,231 company-operated stores located in 38 countries and approximately 500 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.
Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% and 66% of our total units sold in fiscal years 2025 and 2024, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 29% and 28% of our total units sold in fiscal years 2025 and 2024, respectively. The remainder of our products are accessories. Men's products generated 60% and 62% of our net revenues in fiscal years 2025 and 2024, respectively. Women’s products generated 39% and 37% of our net revenues in fiscal years 2025 and 2024, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, accessories and pants excluding jeans – represented 36% and 35% of our net revenues in fiscal years 2025 and 2024, respectively.
Our Europe and Asia businesses, collectively, contributed 45% of our net revenues and 42% of our segment operating income in fiscal year 2025, as compared to 45% of our net revenues and 40% of our segment operating income in fiscal year 2024. Revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 57% and 56% of our net revenues in fiscal year 2025 and fiscal year 2024, respectively. Sales of Levi’s® brand products represented approximately 94% of our net revenues in both fiscal year 2025 and 2024.
Our wholesale channel generated 51% and 53% of our net revenues in fiscal years 2025 and 2024, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% of our net revenues in both fiscal years 2025 and 2024. Our DTC channel generated 49% and 47% of our net revenues in fiscal years 2025 and 2024, respectively, with our company operated e-commerce business representing 23% and 21% of DTC channel net revenues and 11% and 10% of total net revenues in fiscal years 2025 and 2024, respectively.
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
Sale of Dockers®
In the fourth quarter of 2024, the Company announced it had initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. During the second quarter of 2025 the Company entered into a definitive agreement to sell its Dockers® business, subject to customary closing conditions. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026 and be completed on or around February 27, 2026. The Dockers® business was reported as discontinued operations in the consolidated statements of income for all periods presented. The current year and prior year metrics included in this Management’s Discussion and Analysis exclude the impact of Dockers®.
Project Fuel
In the first quarter of 2024, our Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel”, designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. This was a two-year initiative that began in 2024, with a focus on optimizing our operating model and structure, redesigning business processes and identifying opportunities to reduce costs and simplify processes across our organization. While this initiative is substantially complete, we continue efforts in line with our global productivity initiative. In connection with Project Fuel, the Company changed its distribution strategy from an owned and operated model to a mix of owned and third-party operated distribution centers, which has resulted and will continue to result in the sale, lease, exit or transfer of certain distribution centers currently owned and operated by the Company to third-party logistics providers. The first phase of the global productivity initiative was completed primarily in the first half of 2024. The second phase was substantially completed as of November 30, 2025. However we continue to transition the operations of certain of our global distribution and fulfillment centers to third-party logistics providers. During the years ended November 30, 2025 and December 1, 2024 we incurred restructuring charges of $24.5 million and $185.6 million, respectively, and restructuring related charges of $12.1 million and $54.3 million, respectively, which are included in “Restructuring charges, net” and “Selling, general and administrative expenses” (“SG&A”), respectively, in the consolidated statements of income. We may incur additional significant restructuring and restructuring related charges as we progress our global productivity initiative, which could be material in a future fiscal quarter or year.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Additional tariffs recently imposed on products imported into the U.S. from most jurisdictions, along with retaliatory actions by other countries, have created an uncertain environment for global trade. In addition, many of our products are produced in countries, such as Bangladesh, Pakistan, Cambodia and Vietnam, which have been the subject of U.S. reciprocal tariffs, and there may be additional tariff actions in the future. As a result of the new tariffs, expected additional tariffs, retaliatory actions taken by other countries in response, and continuing uncertainty as to the status of U.S. trade policy, the cost of our inventory in the U.S. has increased and may increase further in the future. These increased costs could lead to a significant increase in cost of sales and a significant reduction in gross margin and income from operations. We are monitoring the changing tariffs and trade restrictions, assessing the impact on our business and taking steps to mitigate their impact, which include supplier negotiations, cost reductions, changing the timing of receiving inventory and selective price increases. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, retaliatory or other measures are difficult to predict, including related unfavorable impacts to consumer demand, to market share as a result of selective prices increases, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely affect our business.
•As part of our effort to optimize our logistics network, we are in the process of transitioning and stabilizing the operation of certain of our global distribution and fulfillment centers to third-party logistics providers. This transition from owner-operated facilities to third-party logistics providers has and may continue to cause interruptions to these centers as we transition or restructure systems, technology and employees. We have and may continue to experience shipping delays, order cancellations and increased costs as a result of this transition and stabilization. Given that, we are subject to concentration risks and any disruptions, delays or other events impacting the business of the third-party logistics providers may have a significant impact on our business, including our ability to timely fulfill orders. If we continue to encounter problems with our distribution system, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies may be adversely affected.
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
•As we continue to execute on our strategic framework to be DTC First, we expect to see greater impact on our margins, as the diversification of our business model across channels, geographies, brands, and categories affects our gross margin. For example, if our sales in higher gross margin channels, geographies, brands and categories grow at a faster rate than in our lower gross margin channels, geographies, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses and could have lower profitability. Gross margin on tops is generally lower than our bottoms category. Enhancements to our existing product offerings, or our expansion into new brands and products categories, may also impact our future gross margin.
•The current domestic and international political environment, including volatile trade relations and military and civil conflicts, have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. This environment has affected and may continue to affect production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing and logistics practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.

•Foreign currencies continue to be volatile, with the volatility increasing due to the imposition of tariffs and evolving trade policies. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro and Mexican Peso, has in the past and may in the future adversely impact our financial results, revenue, operating margins and net income.
•Tax legislation continues to evolve globally with new laws and regulations that create uncertainty and may adversely affect our financial results. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. Additionally, U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including extension of the Tax Cuts and Jobs Act and modifications to the international tax framework. Although we expect the OBBBA to have immaterial impacts to our financial results, we will continue monitoring its impacts.
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
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2025, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25% and 28%, respectively, of our total net revenues for the fiscal year. Fiscal year 2024 benefited from a 53rd week, which was included in the fourth quarter, impacting net revenues by approximately $78 million or 1.3%. In fiscal year 2024, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 24% and 29%, respectively, of our total net revenues for the fiscal year.
We typically achieve a significant amount of revenues from our DTC channel on the Friday following Thanksgiving Day, which is commonly referred to as Black Friday. Due to the timing of our fiscal year end, a particular fiscal year might include one, two or no Black Fridays, which could impact our net revenues for the fiscal year. Fiscal years 2025 and 2024 included one Black Friday.
The level of our working capital reflects the seasonality of our business and varies throughout the fiscal year to support our seasonal and holiday revenue patterns as well as business trends.

Our Results for the Fourth Quarter of Fiscal Year 2025

•Net revenues.  Compared to the fourth quarter of fiscal year 2024, consolidated net revenues increased 0.9% on a reported basis and 5.0% on an organic net revenues basis, driven by growth in DTC, which grew across our regions. Wholesale revenues decreased on a reported basis and were flat on an organic basis primarily due to declines in the Americas. Organic net revenues excludes the impact on net revenues of the footwear and Denizen® wind downs as well as the 53rd week in fiscal year 2024, which benefited net revenues by approximately $78 million or 4.5% in the fourth quarter.
•Net income from continuing operations. Compared to the fourth quarter of 2024, consolidated net income of $160.2 million decreased 11% from $180.3 million. The decrease was primarily due to higher income tax expense and lower gross margin, partially offset by higher revenues and lower restructuring charges.
•Adjusted EBIT. Compared to the fourth quarter of 2024, Adjusted EBIT of $213.4 million decreased from $243.1 million due to higher Adjusted SG&A and lower gross margins, partially offset by higher revenues. As a result, Adjusted EBIT margin was 12.1%, 180 basis points lower than the fourth quarter of 2024 on a reported basis, and 200 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the fourth quarter of 2024, Adjusted net income of $162.9 million decreased from $199.9 million, primarily due to the lower Adjusted EBIT described above and higher income taxes in the current year.
•Diluted earnings per share from continuing operations. We recognized diluted earnings per share from continuing operations of $0.40, compared to $0.45 in the fourth quarter of 2024, mainly due to the decrease in Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the fourth quarter of 2024, Adjusted diluted earnings per share of $0.41 decreased from $0.49 mainly due to the decrease in Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.01
Our Fiscal Year 2025 Results

•Net revenues.  Compared to fiscal year 2024, consolidated net revenues increased 4.1% on a reported basis and 7.2% on an organic net revenues basis. The increase was driven by growth in DTC, which grew across our regions. Wholesale revenues decreased on a reported basis primarily due to the footwear and Denizen® wind downs and the impact of the 53rd week in fiscal year 2024, which are excluded from organic net revenues. Organic net revenues increased primarily due to increases in the Americas and Europe.
•Net income from continuing operations. Compared to the fiscal year 2024, consolidated net income from continuing operations increased to $502.0 million from $210.4 million, primarily due to higher revenue and gross profit and lower restructuring charges and goodwill and intangible impairment charges, partially offset by higher income taxes. Restructuring charges were $24.5 million in the current year compared to $185.6 million recognized in the prior year, and Beyond Yoga® goodwill and intangible impairment charges recorded in the third quarter of 2024 were $111.4 million. Operating margin was 10.8% compared to 4.4% in fiscal year 2024.
•Adjusted EBIT. Compared to fiscal year 2024, Adjusted EBIT of $719.0 million increased from $645.4 million primarily due to higher revenue and gross profit, partially offset by higher Adjusted SG&A. Adjusted EBIT margin was 11.4%, 70 basis points higher than the prior fiscal year. Currency translation did not have a significant impact on Adjusted EBIT margin.
•Adjusted net income. Compared to fiscal year 2024, Adjusted net income increased to $537.1 million from $499.4 million. The increase was primarily due to higher Adjusted EBIT described above, partially offset by higher income taxes in the current year.
•Diluted earnings per share from continuing operations. Compared to fiscal year 2024, diluted earnings per share from continuing operations of $1.26 increased from $0.52 mainly due to the higher Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to fiscal year 2024, Adjusted diluted earnings per share of $1.34 increased from $1.24 due to the higher Adjusted net income described above. Currency translation did not have a significant impact on Adjusted diluted earnings per share.

For more information on Organic net revenues, Adjusted SG&A, Adjusted EBIT, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with GAAP, and reconciliations of such measures to net income from continuing operations and diluted earnings per share from continuing operations, see “Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.  We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal year 2025 was a 52-week year, ending on November 30, 2025, and 2024 was a 53-week year ending December 1, 2024. Each quarter of fiscal years 2025 and 2024 consisted of 13 weeks with the exception of the fourth quarter of 2024 which consisted of 14 weeks.
Segments.  Our Levi’s Brands business, which includes Levi’s®, Levi Strauss Signature™ and Denizen® brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Beyond Yoga® business, which is managed separately, does not meet the quantitative thresholds for reportable segments but is presented separately to increase transparency of our performance. In the first quarter of 2024, we announced the strategic decision to discontinue the Denizen® brand. The wind down of the Denizen® brand operations was substantially complete as of March 2, 2025.
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

Results of Operations
A discussion regarding our results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 can be found under Item 7 – Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 1, 2024, filed with the SEC on January 29, 2025.
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)	November 30, 2025	December 1, 2024
				% of Net Revenues	% of Net Revenues

	(Dollars in millions, except per share amounts)
Net revenues	$6,282.0	$6,032.0	4.1%	100.0%	100.0%
Cost of goods sold	2,404.2	2,374.9	1.2%	38.3%	39.4%
Gross profit	3,877.8	3,657.1	6.0%	61.7%	60.6%
Selling, general and administrative expenses	3,173.2	3,091.9	2.6%	50.5%	51.3%
Restructuring charges, net	24.5	185.6	(86.8)%	0.4%	3.1%
Goodwill and other intangible asset impairment charges	2.5	116.9	(97.9)%	—%	1.9%
Operating income	677.6	262.7	157.9%	10.8%	4.4%
Interest expense	(48.6)	(41.8)	16.3%	(0.8)%	(0.7)%
Other income (expense), net	5.0	(3.3)	*	0.1%	(0.1)%
Income from continuing operations before income taxes	634.0	217.6	191.4%	10.1%	3.6%
Income tax expense	132.0	7.2	*	2.1%	0.1%
Net income from continuing operations	502.0	210.4	138.6%	8.0%	3.5%
Net income from discontinued operations, net of taxes	76.1	0.2	*	1.2%	—%
Net income	$578.1	$210.6	174.5%	9.2%	3.5%
Earnings per common share:
Continuing operations - Basic	$1.27	$0.53	139.6%	*	*
Discontinued operations - Basic	0.19	—	*	*	*
Net income - Basic	$1.46	$0.53	175.5%	*	*

Continuing operations - Diluted	$1.26	$0.52	142.3%	*	*
Discontinued operations - Diluted	0.19	—	*	*	*
Net income - Diluted	$1.45	$0.52	178.8%	*	*
Weighted-average common shares outstanding (in millions):
Basic	395.5	398.2	(0.7)%	*	*
Diluted	399.7	402.4	(0.7)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated, and the changes in net revenues on both reported and organic net revenues basis from period to period:

	Year Ended
			% Increase (Decrease)
	November 30, 2025	December 1, 2024	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi's Brands:
Americas	$3,297.0	$3,200.6	3.0%	6.8%
Europe	1,699.3	1,617.9	5.0%	7.4%
Asia	1,134.4	1,082.4	4.8%	6.6%
Total Levi's Brands net revenues	6,130.7	5,900.9	3.9%	6.9%
Beyond Yoga®	151.3	131.1	15.4%	17.1%
Total net revenues	$6,282.0	$6,032.0	4.1%	7.2%

Net revenues by channel:
Wholesale	$3,205.2	$3,222.9	(0.5)%	4.1%
DTC	3,076.8	2,809.1	9.5%	10.5%
Total net revenues	$6,282.0	$6,032.0	4.1%	7.2%

Levi’s Brands net revenues:
Levi’s®	$5,882.7	$5,641.8	4.3%	6.9%
Levi Strauss Signature™	245.7	225.9	8.8%	8.9%
Denizen® (1)	2.3	33.2	(93.1)%	*
Total Levi's Brands net revenues	$6,130.7	$5,900.9	3.9%	6.9%
______________
(1)The wind down of Denizen® brand operations was substantially complete as of March 2, 2025.
* Not meaningful

Currency translation had a favorable impact on total net revenues of approximately $5 million for the year ended November 30, 2025. Total net revenues increased on both a reported and organic net revenues basis for the year ended November 30, 2025, as compared to the same period in 2024. The increase in reported net revenues was partially offset by the impact of a 53rd week in fiscal year 2024, impacting net revenues by approximately $78 million, or 1.3% and the wind down of the Denizen® business and footwear category, which impacted net revenues unfavorably by $30 million and $66 million, respectively, for the year ended November 30, 2025.
Americas.  Currency translation had an unfavorable impact on net revenues of approximately $27 million for the year ended November 30, 2025. Net revenues in our Americas segment increased on both a reported and organic net revenues basis driven by growth in our DTC channel and, on an organic net revenues basis, growth in our wholesale channel.
The increase in DTC revenues was attributable to growth across all markets, led by the U.S. and Latin America, driven by store performance due to higher traffic, and also benefited from higher average revenues per unit. E-commerce revenues increased, primarily due to higher online traffic. Wholesale revenues increased on an organic net revenues basis primarily due to higher volume in the U.S. and Latin America, including from door and category expansion and price increases, partially offset by a decrease related to lower shipping in connection with the transition to the distribution center in Groveport, Ohio. Additionally, the Colombia stores, distribution and logistics operations acquired at the start of the second quarter of 2024, contributed $22.4 million to net revenue growth for the year ended November 30, 2025. Wholesale revenues on a reported basis were flat compared with fiscal year 2024 primarily due to the exit of our Denizen® business and an additional week in fiscal year 2024.

Europe.  Currency translation had a favorable impact on net revenues of approximately $50 million for the year ended November 30, 2025. Net revenues in Europe increased on both a reported and organic net revenues basis, reflecting growth in our DTC channel as well as growth in our wholesale channel on an organic net revenues basis. The increase in DTC revenues was primarily due to store performance and an increase in e-commerce revenues primarily due to higher traffic and higher conversion. Wholesale revenues increased on an organic net revenues basis compared to the prior year period primarily due to higher volumes including as a result of a shift in shipments in the fourth quarter of 2025 to provide products earlier to wholesale customers in line with the related contracts, and decreased on a reported basis due to the wind down of the footwear category.
Asia.  Currency translation had an unfavorable impact on net revenues of approximately $19 million for the year ended November 30, 2025. Net revenues in Asia increased on both reported and organic net revenues basis driven by growth in our DTC channel. The increase in DTC revenues was primarily due to store expansion and strong performance in our company-operated stores as a result of increased volume driven by higher traffic, and an increase in e-commerce revenues from successful marketing and promotions. We benefited from 38 more stores in operation as of November 30, 2025, as compared to December 1, 2024. Wholesale net revenues decreased due to the impacts of currency and were flat on an organic net revenues basis due to a decrease in units sold offset by an increase in average revenues per unit. DTC and wholesale revenues benefited from price increases, primarily in Turkey and India.
Beyond Yoga®.  Currency translation did not have a significant impact on net revenues for the year ended November 30, 2025. Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis primarily due to growth in e-commerce net revenues, partially offset by a decrease in wholesale net revenues.
Net revenues by channel
Wholesale.  Currency translation had an unfavorable impact on net revenues of approximately $7 million for the year ended November 30, 2025. Net revenues in our wholesale channel decreased on a reported basis and increased on an organic net revenues basis for the year ended November 30, 2025. The decrease on a reported basis was primarily driven by the exit of the Denizen® brand in the Americas, the wind down of the footwear category, and the impact of the 53rd week in 2024. Wholesale revenues increased on an organic basis compared with fiscal year 2024 in the Americas and Europe due to higher volumes.
DTC (Direct to Consumer).  Currency translation had a favorable impact on net revenues of approximately $12 million for the year ended November 30, 2025. Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the year ended November 30, 2025 driven primarily by store performance and e-commerce, which was driven primarily by higher traffic. Additionally, fiscal year 2024 included the benefit of a 53rd week which resulted in lower sales compared to fiscal year 2024 on a reported basis. On an organic net revenues basis our DTC business grew 9% in the U.S., 8% in Europe, and 13% in Asia for the year ended November 30, 2025. As a percentage of net revenues on a reported basis for the year ended November 30, 2025, DTC comprised 49% of total net revenues.
Levi’s Brands net revenues
Levi’s®. Currency translation had a favorable impact on net revenues of approximately $6 million for the year ended November 30, 2025. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis due to higher revenue in our DTC channel, primarily due to store performance and higher e-commerce traffic, and, on an organic net revenues basis, an increase in wholesale revenues, primarily in the Americas and Europe, due to higher volume.
Levi Strauss Signature™. Currency translation did not have a significant impact on net revenues for the year ended November 30, 2025. Net revenues for the Levi Strauss Signature™ brand increased on a reported and organic net revenues basis due to higher units sold.
Denizen®. Currency translation did not have a significant impact on net revenues for the year ended November 30, 2025. Net revenues decreased on a reported basis due to the exit of the brand.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$6,282.0	$6,032.0	4.1%
Cost of goods sold	2,404.2	2,374.9	1.2%
Gross profit	$3,877.8	$3,657.1	6.0%
Gross margin	61.7%	60.6%
Currency translation had a favorable impact on gross profit of approximately $12 million for the year ended November 30, 2025. The increase in gross margin was primarily driven by favorable channel mix, price increases, and lower product costs, partially offset by the impact of tariffs. Additionally currency, including both transaction and translation impacts, favorably impacted gross margin by approximately 40 basis points.

Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues.

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)	November 30, 2025	December 1, 2024
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$1,365.0	$1,329.2	2.7%	21.7%	22.0%
Advertising and promotion	437.0	430.2	1.6%	7.0%	7.1%
Distribution	458.2	382.9	19.7%	7.3%	6.3%
Other	913.0	949.6	(3.9)%	14.5%	15.7%
Total SG&A	$3,173.2	$3,091.9	2.6%	50.5%	51.3%
Currency translation had an unfavorable impact on SG&A of approximately $9 million for the year ended November 30, 2025. Fiscal year 2024 included additional expenses associated with the 53rd week.
Selling.  Currency translation had an unfavorable impact on selling expenses of approximately $4 million for the year ended November 30, 2025. Excluding the effects of currency, selling expenses increased primarily due to the growth of the DTC business as a result of costs related to store expansion and store performance in the current year as compared to the prior fiscal year. This was partially offset by e-commerce related fulfillment costs of approximately $37.0 million that are now included as distribution expenses.
Advertising and promotion.  Currency translation had an unfavorable impact on advertising and promotion expenses of approximately $2 million for the year ended November 30, 2025. Excluding the effects of currency, the increase in advertising and promotion expenses was due to increased media spending.
Distribution.  Currency translation had an unfavorable impact on distribution expenses of approximately $3 million for the year ended November 30, 2025. Excluding the effects of currency, the increase in distribution expenses was primarily due to higher spend in support of both our DTC and wholesale businesses, including e-commerce related fulfillment costs for the year ended November 30, 2025 of approximately $37.0 million that were previously classified as selling, costs to transition to third-party distribution centers in Groveport, Ohio and Dorsten, Germany and costs to run parallel distribution centers in the U.S. as we continue to implement our distribution strategy model to operate a mix of owned and third-party operated distribution centers. This is partially offset by lower costs from Company owned and operated distribution centers that we are winding down and exiting.
Other.  Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation did not have a significant impact on other expenses for the year ended November 30, 2025. Excluding the effects of currency, the decrease in other costs was primarily due to decreases in restructuring related charges and an $11.1 million impairment charge related to discontinued technology projects in the prior year. This was partially offset by increases in incentive compensation, technology costs and professional fees. During the years ended November 30, 2025 and December 1, 2024 we recognized $12.1 million and $54.3 million of restructuring related charges, respectively.
Restructuring charges, net
During the year ended November 30, 2025, we recognized restructuring charges of $24.5 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges, asset impairments and contract terminations in connection with closures of distribution centers which were partially offset by a gain on the sale of a previously closed distribution center.
During the year ended December 1, 2024 we recognized restructuring charges of $185.6 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.

Goodwill and other intangible asset impairment charges
During the third quarter of 2025, as part of our annual review of the Beyond Yoga® reporting unit, we elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible were less than 10% over their carrying values.
During the year ended November 30, 2025, we recognized impairment charges of $2.5 million related to our business in Bolivia. During the year ended December 1, 2024, we recognized impairment charges of $116.9 million. The impairment charges recorded in fiscal 2024 primarily consisted of $111.4 million related to the Beyond Yoga® acquisition composed of a $36.3 million impairment in goodwill, a $66.0 million impairment in the trademark intangible asset and a $9.1 million impairment in the customer relationship intangible assets. During fiscal year 2024, we appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion. Additionally, we recognized $5.5 million in goodwill impairment charges in fiscal 2024 related to our footwear business as a result of the decision to discontinue the category.
Operating income
The following table shows operating income and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of corresponding segment net revenues or consolidated net revenues:

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)	November 30, 2025		December 1, 2024
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$722.9	$697.0	3.7%	21.9%		21.8%
Europe	366.7	319.6	14.7%	21.6%		19.8%
Asia	148.6	134.9	10.2%	13.1%		12.5%
Total Levi’s Brands operating income	1,238.2	1,151.5	7.5%	20.2%		19.5%
Beyond Yoga® operating (loss) income	(13.6)	(20.0)	32.0%	(9.0)%		(15.3)%
Restructuring charges, net	(24.5)	(185.6)	(86.8)%	(0.4)%	❖	(3.1)%	❖
Goodwill and other intangible asset impairment charges	(2.5)	(116.9)	(97.9)%	—%	❖	(1.9)%	❖
Corporate expenses	(520.0)	(566.3)	(8.2)%	(8.3)%	❖	(9.4)%	❖
Total operating income	$677.6	$262.7	157.9%	10.8%	❖	4.4%	❖
Operating margin	10.8%	4.4%
______________
 ❖ Percentage of consolidated net revenues
* Not meaningful

Currency translation did not have a significant impact on total operating income for the year ended November 30, 2025.
Levi’s Brands operating income.
•Americas.  Currency translation had an unfavorable impact on operating income in the segment of approximately $4 million for the year ended November 30, 2025. Excluding the effects of currency, the increase in operating income was primarily due to higher revenues as compared to the prior fiscal year, partially offset by higher SG&A.
•Europe.  Currency translation had a favorable impact on operating income in the segment of approximately $10 million for the year ended November 30, 2025. Excluding the effects of currency, the increase in operating income was primarily due to an increase in gross margin and revenues as compared to the prior fiscal year, partially offset by higher SG&A.
•Asia.  Currency translation had an unfavorable impact on operating income in the segment of approximately $4 million for the year ended November 30, 2025. Excluding the effects of currency, the increase in operating income was primarily due to higher revenues and gross margin as compared to the prior fiscal year, partially offset by higher SG&A.
Beyond Yoga® operating loss.  Currency translation did not have a significant impact on operating income in the segment for the year ended November 30, 2025. The decrease in operating loss was primarily due to higher revenues and gross margin, partially offset by higher SG&A. Fiscal year 2024 included inventory clearing activities which negatively impacted operating loss by approximately $9 million.
Restructuring charges, net. During the year ended November 30, 2025, we recognized restructuring charges of $24.5 million in connection with Project Fuel consisting primarily of severance and other post-employment benefit charges, asset impairments and contract terminations in connection with closures of distribution centers which were partially offset by a gain on the sale of a previously closed distribution center.
During the year ended December 1, 2024 we recognized restructuring charges of $185.6 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
Goodwill and other intangible asset impairment charges. During the year ended November 30, 2025, we recognized impairment charges of $2.5 million related to our business in Bolivia. During the year ended December 1, 2024, we recognized impairment charges of $116.9 million. The impairment charges recorded in fiscal 2024 primarily consisted of $111.4 million related to the Beyond Yoga® acquisition composed of a $36.3 million impairment in goodwill, a $66.0 million impairment in the trademark intangible asset and a $9.1 million impairment in the customer relationship intangible assets. During fiscal year 2024, we appointed new Beyond Yoga® executive management and implemented a new strategic plan for growth and expansion. Additionally, we recognized $5.5 million in goodwill impairment charges in fiscal 2024 related to our footwear business as a result of the decision to discontinue the category.
Corporate expenses.  Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are certain impairment charges, acquisition related charges and other corporate staff costs and costs associated with our global inventory sourcing organization which are reported as a component of consolidated gross margin.
Currency translation did not have a significant impact on corporate expenses for the year ended November 30, 2025. The decrease in corporate expenses for the year ended November 30, 2025 is primarily due to decreases in restructuring related charges and technology impairments related to our restructuring initiative and lower global sourcing costs. These decreases were partially offset by increases in incentive compensation, professional fees and technology costs.
Operating margin. Currency translation did not have a significant impact on operating margin for the year ended November 30, 2025. Compared to fiscal year 2024, consolidated operating income increased 157.9% to $677.6 million from $262.7 million due primarily to lower restructuring charges and lower goodwill and other intangible asset impairment charges. Higher revenues and gross margin, partially offset by higher SG&A which decreased as a percent of net revenues, also contributed to the increase in operating income and operating margin.

Interest expense
Interest expense was $48.6 million for the year ended November 30, 2025, as compared to $41.8 million in the prior fiscal year. Our weighted-average interest rate on average borrowings outstanding for fiscal year 2025 was 4.44%, as compared to 4.01% for fiscal year 2024.
Other income (expense), net
Other income (expense), net, primarily consists of foreign exchange management activities and transactions. For the years ended November 30, 2025 and December 1, 2024, we recorded net other income of $5.0 million and net other expenses of $3.3 million, respectively. The net other income recognized in fiscal year 2025 was primarily due to $38.2 million of gains on forward foreign exchange contracts, $6.6 million of marketable securities gains, $23.0 million of interest income on cash and cash equivalents, and $5.8 million of realized gains from marketable equity securities held in a Rabbi trust in connection with our deferred compensation plan, partially offset by $48.1 million of foreign currency transaction losses, and $20.8 million of pension and deferred compensation expenses. The net expense recognized in fiscal year 2024 was primarily due to $21.9 million of losses on forward foreign exchange contracts, partially offset by $11.8 million of marketable securities gains and $8.2 million of foreign currency transaction gains.
Income tax expense
Income tax expense was $132.0 million for the year ended November 30, 2025, compared to $7.2 million for the prior fiscal year. Our effective income tax rate was 20.8% for the year ended November 30, 2025, compared to 3.3% for the prior fiscal year. The increase in the effective tax rate in fiscal year 2025 was primarily driven by the prior year tax benefits from an international intellectual property transaction, a $10.1 million tax benefit related to favorable resolutions of state audits and a lower earnings before taxes base that magnified the impact of these discrete items. During fiscal year 2024, we completed an intercompany sale of intellectual property between entities based in different tax jurisdictions resulting in net tax benefits of $46.4 million.
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We determined that the OBBBA did not have a material impact on the consolidated financial statements for the year ended November 30, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
Discontinued operations
Discontinued operations consist of the operations of our Dockers® business. See Note 2 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information.
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
As of November 30, 2025, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $875.4 million, and our total availability of $894.4 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $19.0 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $757.9 million and short-term investments totaling approximately $90.9 million resulting in a total liquidity position (unused availability, cash and cash equivalents and short-term investments) of approximately $1.7 billion. Of our $757.9 million in cash and cash equivalents, approximately $591.9 million was held by foreign subsidiaries.
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
During the first quarter of 2025, we repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. During the third quarter of 2025, we entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $120.0 million of our Class A common stock as part of our share repurchase program. At inception, the Company made an initial payment of $120.0 million and received and immediately retired 4,989,605 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the August 1, 2025 closing share price over the transaction’s term (the “ASR Agreement”). We settled the ASR Agreement in the fourth quarter of 2025 and received and immediately retired an additional 596,917 shares. The average price paid per share over the transaction’s term was $21.48. The transaction was recorded as a reduction of retained earnings of $109.4 million and a reduction of additional paid-in capital of $11.6 million. We used a portion of the net proceeds from the sale of Dockers® intellectual property and operations in the U.S. and Canada to fund the upfront payment due under the ASR Agreement.
During fiscal 2024, 4.8 million shares were repurchased for $90.0 million, plus broker's commissions, in the open market.
In July 2025, we used the proceeds from the newly issued €475.0 million 4.000% Senior Notes due 2030 plus cash on hand to redeem all of the €475.0 million 3.375% Senior Notes due 2027.
In January 2026, a cash dividend of $0.14 per share was declared to holders of record of our Class A and Class B common stock at the close of business on February 10, 2026. The cash dividend will be payable on February 25, 2026, for a total quarterly dividend of approximately $55 million. In the absence of a dividend policy, we will continue to evaluate and consider declaration of dividends on a quarterly basis and the expectation is that they will grow in line with net income.
Cash requirements for fiscal 2026 are expected to consist primarily of capital expenditures for investments in new stores, distribution capacity and technology. Total capital expenditures for fiscal 2026 are expected to be approximately $238 million. Additionally, we have commitments of approximately $280 million in the aggregate for sponsorship, naming rights and related benefits with respect to the Levi's® Stadium through 2043.
Based on the fair value of our capital stock and the number of shares outstanding as of November 30, 2025, future payments related to shares surrendered for employee tax withholding on the exercise or vesting of outstanding equity awards could range up to approximately $45 million, which could become payable in 2026.
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
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions)
Cash provided by operating activities	$529.6	$898.4
Cash used for investing activities	(68.7)	(281.1)
Cash used for financing activities	(400.2)	(319.3)
Cash and cash equivalents as of fiscal year end	757.9	690.0
Cash flows from operating activities
Cash provided by operating activities was $529.6 million for fiscal year 2025, as compared to $898.4 million for fiscal year 2024. The decrease in cash provided by operating activities in fiscal year 2025 is primarily driven by higher spending on inventory and SG&A, partially offset by lower collections on trade receivables,and lower spending on restructuring costs. In fiscal year 2024, we also received payments of approximately $87.1 million associated with the transition of our distribution center to a third-party logistics provider.
Cash flows from investing activities
Cash used for investing activities was $68.7 million for fiscal year 2025, as compared to $281.1 million for fiscal year 2024. The decrease in net cash used for investing activities was primarily due to net proceeds from the sale of Dockers® U.S. and Canada business, higher net proceeds from forward foreign exchange contracts and proceeds from the sale of assets compared to the same period in 2024, as well as payments to acquire a business in fiscal year 2024. The decreases are partially offset by net payments to acquire short-term investments in fiscal year 2025.
Cash flows from financing activities
Cash used for financing activities was $400.2 million for fiscal year 2025, as compared to $319.3 million for fiscal year 2024. Cash used in fiscal year 2025 primarily reflects dividend payments of $212.9 million, accelerated share repurchase of $120.0 million, common stock repurchases of $30.5 million, and tax withholdings on equity awards of $21.7 million. Cash used in fiscal year 2024 primarily reflects dividend payments of $198.5 million, common stock repurchases of $90.1 million, and tax withholdings on equity awards of $24.7 million.
Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of November 30, 2025, 100% was fixed-rate debt. As of November 30, 2025, our required aggregate debt principal payments on our unsecured long-term debt were $1.1 billion, with payments starting in 2030. There were no short-term borrowings as of November 30, 2025.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of November 30, 2025.

Non-GAAP Financial Measures
Adjusted SG&A, Adjusted SG&A Margin, Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Margin, and Adjusted Diluted Earnings per Share
In the table below, we define the following non-GAAP measures. Because the results of our Dockers® business are classified as discontinued operations, those results are not reflected in our non-GAAP measures.

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative expenses (“SG&A”)	Adjusted SG&A	SG&A excluding acquisition and integration related charges, property, plant, and equipment impairment, and restructuring related charges and other, net.
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income from continuing operations	Adjusted EBIT
Net income from continuing operations excluding income tax expense, interest expense, other (income) expense, net, acquisition and integration related charges, property, plant, and equipment impairment, goodwill and other intangible asset impairment charges, restructuring charges, net and restructuring related charges and other, net.

Net income margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income from continuing operations	Adjusted net income
Net income from continuing operations excluding acquisition and integration related charges, property, plant, and equipment impairment, goodwill and other intangible asset impairment charges, restructuring charges, net, restructuring related charges and other, net, and loss on early extinguishment of debt, adjusted to give effect to the income tax impact of such adjustments.

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

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions)
Most comparable GAAP measure:
Selling, general and administrative expenses	$3,173.2	$3,091.9

Non-GAAP measure:
Selling, general and administrative expenses	3,173.2	3,091.9
Acquisition and integration related charges(1)	—	(4.0)
Property, plant, and equipment impairment(2)	—	(11.1)
Restructuring related charges and other, net(3)	(14.4)	(65.1)
Adjusted SG&A	$3,158.8	$3,011.7

SG&A margin	50.5%	51.3%
Adjusted SG&A margin	50.3%	49.9%
_____________

(1)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)	For the year ended December 1, 2024, property, plant, and equipment impairment primarily includes charges of $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
(3)	For the year ended November 30, 2025, restructuring related charges and other, net primarily consists of $12.1 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee incentives related to executing the Dockers transaction, as well as other costs including legal settlements of $3.5 million, offset by an insurance recovery of $1.5 million.
For the year ended December 1, 2024, restructuring related charges and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions)
Most comparable GAAP measure:
Net income from continuing operations	$502.0	$210.4

Non-GAAP measure:
Net income from continuing operations	502.0	210.4
Income tax expense	132.0	7.2
Interest expense	48.6	41.8
Other (income) expense, net	(5.0)	3.3
Acquisition and integration related charges(1)	—	4.0
Property, plant, and equipment impairment(2)	—	11.1
Goodwill and other intangible asset impairment charges(3)	2.5	116.9
Restructuring charges, net(4)	24.5	185.6
Restructuring related charges and other, net(5)	14.4	65.1
Adjusted EBIT	$719.0	$645.4
Depreciation and amortization(6)	206.0	188.4
Adjusted EBITDA	$925.0	$833.8

Net income margin from continuing operations	8.0%	3.5%
Adjusted EBIT margin	11.4%	10.7%
_____________

(1)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)	For the year ended December 1, 2024, property, plant, and equipment impairment primarily includes charges of $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
(3)	For the year ended November 30, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark, $9.1 million related to the Beyond Yoga® customer relationship intangible assets and a $5.5 million goodwill impairment charge related to our footwear business.
(4)	For the year ended November 30, 2025, restructuring charges, net includes $24.5 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $21.1 million of severance and other post-employment benefit charges, and $3.5 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the year ended December 1, 2024 restructuring charges, net includes $185.6 million related to Project Fuel consisting primarily of severance and other post-employment benefit charges, contract terminations and asset impairments.
(5)	For the year ended November 30, 2025, restructuring related charges and other, net primarily consists of $12.1 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee incentives related to executing the Dockers transaction, as well as other costs including legal settlements of $3.5 million, offset by an insurance recovery of $1.5 million.
For the year ended December 1, 2024, restructuring related charges and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million.
(6)	Depreciation and amortization for the years ended November 30, 2025 and December 1, 2024 is net of $0.3 million and $0.3 million, respectively, of amortization included in restructuring related charges and other, net.

Adjusted Net Income:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions)
Most comparable GAAP measure:
Net income from continuing operations	$502.0	$210.4

Non-GAAP measure:
Net income from continuing operations	502.0	210.4
Acquisition and integration related charges(1)	—	4.0
Property, plant, and equipment impairment(2)	—	11.1
Goodwill and other intangible asset impairment charges(3)	2.5	116.9
Restructuring charges, net(4)	24.5	185.6
Restructuring related charges and other, net(5)	15.7	61.1
Loss on early extinguishment of debt	1.5	—
Tax impact of adjustments(6)	(9.1)	(89.7)
Adjusted net income	$537.1	$499.4

Net income margin from continuing operations	8.0%	3.5%
Adjusted net income margin	8.5%	8.3%
_____________

(1)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)	For the year ended December 1, 2024, property, plant, and equipment impairment primarily includes charges of $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
(3)	For the year ended November 30, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark, $9.1 million related to the Beyond Yoga® customer relationship intangible assets and a $5.5 million goodwill impairment charge related to our footwear business.
(4)	For the year ended November 30, 2025, restructuring charges, net includes $24.5 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $21.1 million of severance and other post-employment benefit charges, and $3.5 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the year ended December 1, 2024 restructuring charges, net includes $185.6 million related to Project Fuel consisting primarily of severance and other post-employment benefit charges, contract terminations and asset impairments.
(5)	For the year ended November 30, 2025, restructuring related and other charges, net primarily consists of $12.1 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee incentives related to executing the Dockers transaction, as well as other costs including estimated legal settlements of $3.5 million, offset by an insurance recovery of $1.5 million. It additionally includes subrogation related to an insurance recovery of $1.3 million which was recorded within other income (expense).
For the year ended December 1, 2024, restructuring related charges and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million.
(6)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. For the year ended November 30, 2025, the effective tax rate used was approximately 21%. For the year ended December 1, 2024, the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impacts of the Beyond Yoga® impairment charges and the strategic intercompany sale of intellectual property, the effective tax rate for the year ended December 1, 2024 is approximately 24%. Refer to Note 19 to our audited consolidated financial statements included in this report for more information on the effective tax rate.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions, except per share amounts)
Most comparable GAAP measure:
Diluted earnings per share from continuing operations	$1.26	$0.52

Non-GAAP measure:
Diluted earnings per share from continuing operations	$1.26	$0.52
Acquisition and integration related charges(1)	—	0.01
Property, plant, and equipment impairment(2)	—	0.03
Goodwill and other intangible asset impairment charges(3)	0.01	0.29
Restructuring charges, net(4)	0.06	0.46
Restructuring related charges and other, net(5)	0.04	0.15
Loss on early extinguishment of debt	—	—
Tax impact of adjustments(6)	(0.03)	(0.22)
Adjusted diluted earnings per share	$1.34	$1.24
_____________

(1)	Acquisition and integration related charges includes acquisition-related compensation subject to the continued employment of certain Beyond Yoga® employees. In the first quarter of 2024, their employment ceased, resulting in the acceleration of the remaining compensation.
(2)	For the year ended December 1, 2024, property, plant, and equipment impairment primarily includes charges of $11.1 million of impairments related to technology projects discontinued as a result of Project Fuel.
(3)	For the year ended November 30, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
For the year ended December 1, 2024, goodwill and other intangible asset impairment charges includes impairment charges of $36.3 million to Beyond Yoga® reporting unit goodwill, $66.0 million related to the Beyond Yoga® trademark, $9.1 million related to the Beyond Yoga® customer relationship intangible assets and a $5.5 million goodwill impairment charge related to our footwear business.
(4)	For the year ended November 30, 2025, restructuring charges, net includes $24.5 million in connection with Project Fuel consisting of $9.2 million of asset impairment in connection with the closures of distribution centers, $21.1 million of severance and other post-employment benefit charges, and $3.5 million of contract terminations and other costs, partially offset by a $9.3 million gain on the sale of a previously closed distribution center.
For the year ended December 1, 2024 restructuring charges, net includes $185.6 million related to Project Fuel consisting primarily of severance and other post-employment benefit charges, contract terminations and asset impairments.
(5)	For the year ended November 30, 2025, restructuring related and other charges, net primarily consists of $12.1 million of Project Fuel related costs which includes consulting costs, distribution center transition costs, and employee incentives related to executing the Dockers transaction, as well as other costs including estimated legal settlements of $3.5 million, offset by an insurance recovery of $1.5 million. It additionally includes subrogation related to an insurance recovery of $1.3 million which was recorded within other income (expense).
For the year ended December 1, 2024, restructuring related charges and other, net primarily relates to consulting fees associated with our restructuring initiative of $54.3 million, legal settlements of $8.4 million, certain executive separation charges of $2.7 million, and transaction and deal related costs of $3.3 million, offset by a favorable sales-tax related settlement of $4.4 million.
(6)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits. For the year ended November 30, 2025, the effective tax rate used was approximately 21%. For the year ended December 1, 2024, the tax impact of the Beyond Yoga® impairment charges were calculated using the U.S. specific tax rate of 24%. Excluding the impacts of the Beyond Yoga® impairment charges and the strategic intercompany sale of intellectual property, the effective tax rate for the year ended December 1, 2024 is approximately 24%. Refer to Note 19 to our audited consolidated financial statements included in this report for more information on the effective tax rate.

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

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions)
Most comparable GAAP measure:
Net cash provided by operating activities	$529.6	$898.4
Net cash used for investing activities	(68.7)	(281.1)
Net cash used for financing activities	(400.2)	(319.3)

Non-GAAP measure:
Net cash provided by operating activities	$529.6	$898.4
Purchases of property, plant and equipment	(221.4)	(227.5)
Adjusted free cash flow	$308.2	$670.9

Organic Net Revenues and Constant-Currency:
We report our net revenues in accordance with GAAP, as well as on an organic net revenues basis in order to facilitate period-to-period comparisons of our revenues which excludes the impact of fluctuating foreign currency exchange rates from the change in reported net revenues, net revenues derived from business acquisitions or divestitures or wind downs impacting the previous 12 months of the reporting date and the estimated impact of any 53rd week. We report our operating results in accordance with GAAP, as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates. These measures exclude the results of our Dockers® business which is classified as discontinued operations.
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
Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)

	(Dollars in millions)
Total revenues(1)
As reported	$6,282.0	$6,032.0	4.1%
Impact of foreign currency exchange rates	—	4.5
Impact of 53rd week(2)	—	(78.4)
Net revenues from Denizen® wind down(3)	(2.3)	(32.5)
Net revenues from Footwear category wind down(4)	—	(65.8)
Organic net revenues	$6,279.7	$5,859.8	7.2%

Americas
As reported	$3,297.0	$3,200.6	3.0%
Impact of foreign currency exchange rates	—	(26.8)
Impact of 53rd week	—	(56.0)
Net revenues from Denizen® wind down(3)	(2.3)	(32.5)
Organic net revenues - Americas	$3,294.7	$3,085.3	6.8%

Europe
As reported	$1,699.3	$1,617.9	5.0%
Impact of foreign currency exchange rates	—	50.0
Impact of 53rd week	—	(20.5)
Net revenues from Footwear category wind down(4)	—	(65.8)
Organic net revenues - Europe	$1,699.3	$1,581.6	7.4%

Asia
As reported	$1,134.4	$1,082.4	4.8%
Impact of foreign currency exchange rates	—	(18.7)
Organic net revenues - Asia	$1,134.4	$1,063.7	6.6%

Beyond Yoga®
As reported	$151.3	$131.1	15.4%
Impact of 53rd week	—	(1.9)
Organic net revenues - Beyond Yoga®	$151.3	$129.2	17.1%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)
Impact of 53rd week for the year ended December 1, 2024 is presented on a continuing operations basis and excludes $6.1 million of net revenues from our Dockers® business, which is classified as discontinued operations.

(3)	Net revenues from Denizen® wind down for the year ended December 1, 2024 is presented on a constant-currency basis and includes an unfavorable foreign currency impact of $0.7 million.
(4)	Net revenues from Footwear category wind down for the year ended December 1, 2024 is presented on a constant-currency basis and includes a favorable foreign currency impact of $2.6 million.

The table below sets forth the calculation of net revenues by channel on an organic net revenues basis for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)

	(Dollars in millions)
Total net revenues(1)
As reported	$6,282.0	$6,032.0	4.1%
Impact of foreign currency exchange rates	—	4.5
Impact of 53rd week(2)	—	(78.4)
Net revenues from Denizen® wind down(3)	(2.3)	(32.5)
Net revenues from Footwear category wind down(4)	—	(65.8)
Organic net revenues	$6,279.7	$5,859.8	7.2%

Wholesale
As reported	$3,205.2	$3,222.9	(0.5)%
Impact of foreign currency exchange rates	—	(7.4)
Impact of 53rd week(2)	—	(41.4)
Net revenues from Denizen® wind down(3)	(2.3)	(32.5)
Net revenues from Footwear category wind down (4)	—	(65.8)
Organic net revenues - Wholesale	$3,202.9	$3,075.8	4.1%

DTC
As reported	$3,076.8	$2,809.1	9.5%
Impact of foreign currency exchange rates	—	11.9
Impact of 53rd week(2)	—	(37.0)
Organic net revenues - DTC	$3,076.8	$2,784.0	10.5%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)
Impact of 53rd week for the year ended December 1, 2024 is presented on a continuing operations basis and excludes $4.4 million and $1.7 million of wholesale and DTC net revenues, respectively, from our Dockers® business, which is classified as discontinued operations.

(3)	Net revenues from Denizen® wind down for the year ended December 1, 2024 is presented on a constant-currency basis and includes an unfavorable foreign currency impact of $0.7 million.
(4)	Net revenues from Footwear category wind down for the year ended December 1, 2024 is presented on a constant-currency basis and includes a favorable foreign currency impact of $2.6 million.

The table below sets forth the calculation of net revenues by brand on an organic net revenues basis for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)

	(Dollars in millions)
Total Levi’s Brands net revenues
As reported	$6,130.7	$5,900.9	3.9%
Impact of foreign currency exchange rates	—	4.5
Impact of 53rd week	—	(76.5)
Net revenues from Denizen® wind down(1)	(2.3)	(32.5)
Net revenues from Footwear category wind down(2)	—	(65.8)
Organic net revenues	$6,128.4	$5,730.6	6.9%

Levi’s®
As reported	$5,882.7	$5,641.8	4.3%
Impact of foreign currency exchange rates	—	5.5
Impact of 53rd week	—	(76.5)
Net revenues from Footwear category wind down(2)	—	(65.8)
Organic net revenues - Levi’s®	$5,882.7	$5,505.0	6.9%

Levi Strauss SignatureTM
As reported	$245.7	$225.9	8.8%
Impact of foreign currency exchange rates	—	(0.3)
Organic net revenues - Levi Strauss SignatureTM	$245.7	$225.6	8.9%

Denizen®
As reported	$2.3	$33.2	(93.1)%
Impact of foreign currency exchange rates	—	(0.7)
Net revenues from Denizen® wind down(1)	(2.3)	(32.5)
Organic net revenues - Denizen®	$—	$—	*
_____________

(1)	Net revenues from Denizen® wind down for the year ended December 1, 2024 is presented on a constant-currency basis and includes an unfavorable foreign currency impact of $0.7 million.
(2)	Net revenues from Footwear category wind down for the year ended December 1, 2024 is presented on a constant-currency basis and includes a favorable foreign currency impact of $2.6 million.
* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT Margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)

	(Dollars in millions)
Adjusted EBIT(1)	$719.0	$645.4	11.4%
Impact of foreign currency exchange rates	—	2.9	*
Constant-currency Adjusted EBIT	$719.0	$648.3	10.9%

Adjusted EBIT margin	11.4%	10.7%	6.5%
Impact of foreign currency exchange rates	—%	—%	*
Constant-currency Adjusted EBIT margin(2)	11.4%	10.7%	6.5%
_____________

(1)	Adjusted EBIT is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues.
* Not meaningful
Constant-Currency Adjusted Net Income and Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Year Ended
	November 30, 2025	December 1, 2024	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
Adjusted net income(1)	$537.1	$499.4	7.5%
Impact of foreign currency exchange rates	—	(0.6)	*
Constant-currency Adjusted net income	$537.1	$498.8	7.7%
Constant-currency Adjusted net income margin(2)	8.5%	8.3%

Adjusted diluted earnings per share	$1.34	$1.24	8.1%
Impact of foreign currency exchange rates	—	—	*
Constant-currency adjusted diluted earnings per share	$1.34	$1.24	8.1%
_____________

(1)	Adjusted net income is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues.
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
When testing goodwill and indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For goodwill, if necessary, we perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For indefinite-lived intangible assets, if necessary, we perform a quantitative impairment test by comparing the fair value of the asset with the asset's carrying amount and record an impairment charge for the difference between the fair value and carrying amount of the indefinite-lived intangible asset. For fiscal 2025, we elected to perform a qualitative assessment for the goodwill in certain of our reporting units and certain indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors, as of the test date, to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.
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
The Beyond Yoga® reporting unit assets and liabilities, including the intangible assets, were established in the fourth quarter of 2021 at the fair value on the acquisition date. Based on the annual assessment in 2025, although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible were less than 10% over their carrying values. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the reporting unit, the intangible assets, or both might continue to decline and lead to additional impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability. Given that fair value is less than 10% greater than carrying value, if profitability trends decline over time from those that are expected, it is possible that an interim test, or our annual impairment test, could result in additional impairment of the related assets. Our other reporting units and intangible assets, primarily related to the 1985 acquisition of the Company by Levi Strauss Associates Inc., had substantial fair value in excess of carrying value.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets, see Note 1: Significant Accounting Policies - Goodwill and Intangible Assets to our consolidated financial statements included in this report. For further discussion of the impairment charges taken in 2024 and 2023, see Note 4: Goodwill and Other Intangible Assets to our consolidated financial statements included in this report.
Income tax.  Significant judgment is required in determining our global income tax provision; therefore, the determination of our income tax provision is considered a critical accounting estimate. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for a valuation allowance.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.
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
We use derivative instruments to manage certain but not all exposures to foreign currencies. Our approach to managing foreign currency exposures is consistent with that applied in previous years. As of November 30, 2025, we had forward foreign exchange contracts, of which $573.6 million were contracts to buy and $428.5 million were contracts to sell various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2027.
As of December 1, 2024, we had forward foreign exchange contracts to buy $756.1 million and to sell $618.4 million against various foreign currencies. These contracts were at various exchange rates and expire at various dates through February 2026.
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

The following table presents the currency, average forward exchange rate, notional amount and fair values for our outstanding forward contracts as of November 30, 2025 and December 1, 2024. The average forward exchange rate is the weighted average of the forward rates of the contracts for the indicated currency. The notional amount represents the U.S. Dollar equivalent amount of the foreign currency at the inception of the contracts, and is the net sum of all buy and sell transactions for the indicated currency. A net positive notional amount represents a position to buy the U.S. Dollar versus the exposure currency, while a net negative notional amount represents a position to sell the U.S. Dollar versus the exposure currency. All transactions will mature before the end of February 2027.

	As of November 30, 2025			As of December 1, 2024
	Average Forward Exchange Rate	Notional Amount	Fair Value	Average Forward Exchange Rate	Notional Amount	Fair Value

	(Dollars in millions)
Currency
Australian Dollar	0.65	$(43.2)	$(0.1)	0.66	$(15.3)	$0.4
Brazilian Real	6.59	4.1	(0.8)	5.17	5.2	0.8
Canadian Dollar	—	—	—	1.40	15.6	(0.2)
Swiss Franc	0.79	(20.4)	(0.2)	0.87	(29.0)	—
Chilean Peso	—	—	—	987.10	11.2	(0.1)
Czech Koruna	—	—	—	23.82	(2.3)	—
Danish Krone	—	—	—	7.01	(2.1)	—
Euro	1.15	142.0	(5.6)	1.09	(15.8)	5.0
British Pound Sterling	1.33	1.6	1.6	1.23	84.3	(3.2)
Hong Kong Dollar	—	—	—	7.77	3.7	—
Hungarian Forint	—	—	—	387.99	(3.9)	—
Japanese Yen	142.79	30.6	2.0	140.72	28.3	1.2
South Korean Won	—	—	—	—	—	—
Mexican Peso	19.24	13.3	(3.4)	20.61	76.7	4.1
Norwegian Krone	—	—	—	11.12	(1.9)	—
New Zealand Dollar	—	—	—	0.59	(5.8)	—
Polish Zloty	3.66	17.2	(0.1)	4.12	(6.3)	—
Swedish Krona	—	—	—	10.91	(4.7)	—
Total		$145.2	$(6.6)		$137.9	$8.0

Interest rate risk
The following table provides information about our financial instruments that may be sensitive to changes in interest rates. The table presents principal (face amount) outstanding balances of our debt instruments and the related weighted-average interest rates for the years indicated based on expected maturity dates. All amounts are stated in U.S. Dollar equivalents.

	As of November 30, 2025							As of December 1, 2024 Total
	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total

	(Dollars in millions)
Debt Instruments
Fixed Rate (US$)	$—	$—	$—	$—	$—	$500.0	$500.0	$500.0
Average Interest Rate	—	—	—	—	—	3.50%	3.50%	3.50%
Fixed Rate (Euro 475 million)	—	—	—	—	550.8	—	550.8	—
Average Interest Rate	—	—	—	—	4.00%	—	4.00%	—%
Fixed Rate (Euro 475 million)	—	—	—	—	—	—	—	500.9
Average Interest Rate	—	—	—	—	—	—	—	3.375%
Variable Rate (US$)	—	—	—	—	—	—	—	—
Average Interest Rate	—	—	—	—	—	—	—	—
Total Principal (face amount) of our debt instruments(1)	$—	$—	$—	$—	$550.8	$500.0	$1,050.8	$1,000.9
______________
(1)Excluded from this table are other short-term borrowings. As of November 30, 2025, there were no short-term borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Levi Strauss & Co.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Levi Strauss & Co. and its subsidiaries (the “Company”) as of November 30, 2025 and December 1, 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended November 30, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended November 30, 2025 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and December 1, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Trademark Impairment Assessment - Beyond Yoga
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated balance of trademarks was $177.9 million as of November 30, 2025, of which a majority relates to Beyond Yoga. Management tests indefinite-lived intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances which indicate that the carrying amount of the assets may not be recoverable. Annual testing is performed in the fourth quarter of the fiscal year for all indefinite-lived assets except Beyond Yoga, which is performed in the third quarter. During the third quarter of 2025, as part of the annual impairment assessment, management performed a single step quantitative impairment test for Beyond Yoga by comparing the fair value with its carrying amount. The estimated fair value of the Beyond Yoga trademark was determined using the relief-from-royalty method and the significant assumptions used in the assessment of the trademark included revenue growth rates, discount rate, and royalty rate.
The principal considerations for our determination that performing procedures relating to the annual trademark impairment assessment for Beyond Yoga is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademark impairment assessment for Beyond Yoga. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Beyond Yoga trademark; (ii) evaluating the appropriateness of the relief-from-royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rate, and royalty rate. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Beyond Yoga brand; (ii) the consistency with external market and industry data; (iii) whether management’s strategic plan is prudent and feasible; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California

January 28, 2026

We have served as the Company’s auditor since 2007.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2025	December 1, 2024

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$757.9	$690.0
Short-term investments in marketable securities	90.9	—
Trade receivables, net	774.7	710.0
Inventories	1,237.7	1,131.3
Other current assets	238.5	211.7
Current assets held for sale	54.0	108.1
Total current assets	3,153.7	2,851.1
Property, plant and equipment, net	681.8	687.4
Goodwill	280.6	277.6
Other intangible assets, net	194.4	196.6
Deferred tax assets, net	830.1	798.5
Operating lease right-of-use assets, net	1,148.2	1,065.5
Other non-current assets	538.7	463.9
Non-current assets held for sale	21.3	34.9
Total assets	$6,848.8	$6,375.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$597.6	$663.4
Accrued salaries, wages and employee benefits	244.7	234.2
Accrued sales returns and allowances	226.1	193.4
Short-term operating lease liabilities	260.7	247.4
Other accrued liabilities	703.4	672.1
Total current liabilities	2,032.5	2,010.5
Long-term debt	1,039.2	994.0
Long-term operating lease liabilities	1,005.6	943.0
Long-term employee related benefits	252.7	253.6
Other long-term liabilities	240.2	203.9
Total liabilities	4,570.2	4,405.0

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized; 103,620,225 shares and 103,984,741 shares issued and outstanding as of November 30, 2025 and December 1, 2024, respectively; and 422,000,000 Class B shares authorized, 286,756,831 shares and 291,411,568 shares issued and outstanding, as of November 30, 2025 and December 1, 2024, respectively	0.4	0.4
Additional paid-in capital	788.1	732.6
Retained earnings	1,897.3	1,672.0
Accumulated other comprehensive loss	(407.2)	(434.5)
Total stockholders’ equity	2,278.6	1,970.5
Total liabilities and stockholders’ equity	$6,848.8	$6,375.5
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions, except per share amounts)
Net revenues	$6,282.0	$6,032.0	$5,842.1
Cost of goods sold	2,404.2	2,374.9	2,481.4
Gross profit	3,877.8	3,657.1	3,360.7
Selling, general and administrative expenses	3,173.2	3,091.9	2,895.8
Restructuring charges, net	24.5	185.6	20.3
Goodwill and other intangible asset impairment charges	2.5	116.9	90.2
Operating income	677.6	262.7	354.4
Interest expense	(48.6)	(41.8)	(45.9)
Other income (expense), net	5.0	(3.3)	(42.2)
Income from continuing operations before income taxes	634.0	217.6	266.3
Income tax expense	132.0	7.2	15.7
Net income from continuing operations	502.0	210.4	250.6
Net income (loss) from discontinued operations, net of taxes	76.1	0.2	(1.0)
Net income	$578.1	$210.6	$249.6
Earnings per common share:
Continuing operations - Basic	$1.27	$0.53	$0.63
Discontinued operations - Basic	0.19	—	—
Net income - Basic	$1.46	$0.53	$0.63

Continuing operations - Diluted	$1.26	$0.52	$0.62
Discontinued operations - Diluted	0.19	—	—
Net income - Diluted	$1.45	$0.52	$0.62
Weighted-average common shares outstanding:
Basic	395,524,593	398,233,739	397,208,535
Diluted	399,749,260	402,368,603	401,723,167

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Net income	$578.1	$210.6	$249.6
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	5.8	15.3	34.6
Derivative instruments	(82.9)	42.2	(61.0)
Foreign currency translation gains (losses)	114.9	(99.4)	66.2
Unrealized gains (losses) on marketable securities	0.2	—	0.8
Total other comprehensive income (loss), before related income taxes	38.0	(41.9)	40.6
Income tax (expense) benefit related to items of other comprehensive (loss) income	(10.7)	(1.7)	(9.8)
Comprehensive income, net of income taxes	$605.4	$167.0	$280.4

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

		(Shares and Dollars in millions)
Balance at November 27, 2022	393.7	$0.4	$625.6	$1,699.4	$(421.7)	$1,903.7
Net income	—	—	—	249.6	—	249.6
Other comprehensive income, net of tax	—	—	—	—	30.8	30.8
Stock-based compensation and dividends, net	3.5	—	74.6	(0.2)	—	74.4
Employee stock purchase plan	0.6	—	9.0	—	—	9.0
Repurchase of common stock	(0.5)	—	—	(8.1)	—	(8.1)
Tax withholdings on equity awards	—	—	(22.5)	—	—	(22.5)
Cash dividends paid ($0.48 per share)	—	—	—	(190.5)	—	(190.5)
Balance at November 26, 2023	397.3	0.4	686.7	1,750.2	(390.9)	2,046.4
Net income	—	—	—	210.6	—	210.6
Other comprehensive loss, net of tax	—	—	—	—	(43.6)	(43.6)
Stock-based compensation and dividends, net	2.5	—	62.8	(0.2)	—	62.6
Employee stock purchase plan	0.4	—	7.8	—	—	7.8
Repurchase of common stock	(4.8)	—	—	(90.1)	—	(90.1)
Tax withholdings on equity awards	—	—	(24.7)	—	—	(24.7)
Cash dividends paid ($0.50 per share)	—	—	—	(198.5)	—	(198.5)
Balance at December 1, 2024	395.4	0.4	732.6	1,672.0	(434.5)	1,970.5
Net income	—	—	—	578.1	—	578.1
Other comprehensive income, net of tax	—	—	—	—	27.3	27.3
Stock-based compensation and dividends, net	1.8	—	81.7	(0.1)	—	81.6
Employee stock purchase plan	0.4	—	7.1	—	—	7.1
Accelerated share repurchase, including excise tax	(5.6)	—	(11.6)	(109.4)	—	(121.0)
Repurchase of common stock	(1.6)	—	—	(30.4)	—	(30.4)
Tax withholdings on equity awards	—	—	(21.7)	—	—	(21.7)
Cash dividends declared ($0.54 per share)	—	—	—	(212.9)	—	(212.9)
Balance at November 30, 2025	390.4	$0.4	$788.1	$1,897.3	$(407.2)	$2,278.6

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$578.1	$210.6	$249.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206.3	193.2	165.3
Goodwill and other intangible asset impairment	2.5	116.9	90.2
Property, plant, equipment and right-of-use asset impairment, and gain/loss on early lease terminations, net	16.3	22.3	66.4
Gain on sale of business, prior to costs to sell	(155.6)	—	—
Gain on sale of assets	(8.5)	—	—
Realized (gain) loss on foreign currency contracts not designated for hedge accounting	(24.3)	17.4	(16.1)
Realized gain on foreign currency contracts designated for hedge accounting	(12.4)	(2.4)	(7.0)
Stock-based compensation	81.6	62.8	74.4
Benefit from deferred income taxes	(16.4)	(91.1)	(104.3)
Other, net	19.7	18.2	25.5
Net change in operating assets and liabilities	(157.7)	350.5	(108.5)
Net cash provided by operating activities	529.6	898.4	435.5
Cash Flows from Investing Activities:
Proceeds from sale of business	194.7	—	—
Purchases of property, plant and equipment	(221.4)	(227.5)	(313.6)
Net proceeds from sales of assets	23.1	—	—
Payments for business acquisition	—	(34.4)	(12.1)
Proceeds (payments) on settlement of forward foreign exchange contracts not designated for hedge accounting	24.3	(17.4)	16.1
Payments to acquire short-term investments	(135.2)	—	—
Proceeds from sale, maturity and collection of short-term investments	45.8	—	70.8
Other investing activities, net	—	(1.8)	(1.9)
Net cash used for investing activities	(68.7)	(281.1)	(240.7)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	542.5	—	—
Repayments of long-term debt including extinguishment costs	(550.4)	—	—
Proceeds from senior revolving credit facility	—	—	200.0
Repayments of senior revolving credit facility	—	—	(200.0)
Accelerated share repurchase	(120.0)	—	—
Repurchase of common stock	(30.5)	(90.1)	(8.1)
Tax withholdings on equity awards	(21.7)	(24.7)	(22.5)
Dividend to stockholders	(212.9)	(198.5)	(190.5)
Other financing activities, net	(7.2)	(6.0)	7.0
Net cash used for financing activities	(400.2)	(319.3)	(214.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7.2	(6.8)	(11.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	67.9	291.2	(30.8)
Beginning cash and cash equivalents	690.0	398.8	429.6
Ending cash and cash equivalents	$757.9	$690.0	$398.8

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$51.4	$65.4	$59.6
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$37.0	$38.2	$42.8
Cash paid for income taxes during the period, net of refunds	159.8	102.3	89.3
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, and related accessories, for men, women and children around the world under the Levi’s®, Levi Strauss Signature™, Denizen®, Dockers® and Beyond Yoga® brands.
In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business. The transaction is subject to customary closing conditions and closed on July 31, 2025 for the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026. Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented. See Note 2 “Discontinued Operations”. The Dockers® business is a separate operating segment historically presented in our financial statements under the caption of Other Brands.
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
The Company’s fiscal year ends on the Sunday that is closest to November 30 of that year, although the fiscal years of certain foreign subsidiaries end on November 30. Fiscal year 2025 was a 52-week year, ending on November 30, 2025, fiscal year 2024 was a 53-week year ending on December 1, 2024, and fiscal year 2023 was a 52-week year, ending on November 26, 2023. Each quarter of fiscal years 2025, 2024 and 2023 consisted of 13 weeks, with the exception of the fourth quarter of fiscal year 2024 which consisted of 14 weeks. All references to years relate to fiscal years rather than calendar years.
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
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
Non-designated Cash Flow Hedges
The Company enters into derivative instruments not designated as hedges. These derivative instruments are not speculative and are used to manage the Company’s exposure to certain product sourcing activities, some intercompany sales, foreign subsidiaries' royalty payments, interest payments, earnings repatriations, net investment in foreign operations and funding activities but the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in “Other income (expense), net” in the Company’s consolidated statements of income.
Accounts Receivable, Net
The Company extends credit to its customers that satisfy pre-defined credit criteria. Accounts receivable are recorded net of an allowance for credit losses. The Company estimates the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated bankruptcies, customer-specific circumstances and an evaluation of current economic conditions. Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances. The allowance for credit losses was not significant as of November 30, 2025 and December 1, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Inventory Valuation
Inventory is almost entirely finished goods. The Company values inventories at the lower of cost or net realizable value. Inventory cost is determined using the first-in first-out method. The Company includes product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating its manufacturing facility, including the related depreciation expense, in the cost of inventories. The Company determines inventory net realizable value by estimating expected selling prices based on the Company's historical recovery rates for slow-moving and obsolete inventory and other factors, such as market conditions, expected channel of distribution and current consumer preferences.
Income Tax
Significant judgment is required to determine the Company's global income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for valuation allowances.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for net operating loss and tax credit carryforwards. All deferred income taxes are classified as non-current on the Company's consolidated balance sheets. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements that are hosted by third-party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement on a straight-line basis, typically a three to seven year period. Capitalized amounts related to such arrangements are recorded within “Other current assets” and “Other non-current assets” in the consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of the assets. Buildings are depreciated over a 20 to 40 year period. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement or the associated lease term. Machinery and equipment, including furniture and fixtures, automobiles and trucks, and networking communication equipment, is depreciated over a three to 15 year period.
Software development costs, which are direct costs associated with developing software for internal use, including certain payroll and payroll-related costs are capitalized when incurred during the application development phase and are depreciated on a straight-line basis over the estimated useful life, typically a three to seven year period.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors.
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
Under the quantitative test, the Company compares the carrying value of the reporting unit or indefinite-lived intangible asset to its fair value, which it estimates using an income approach. Under the income approach, the Company determines the fair value of the reporting unit using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and applying a discount rate that reflects the relative risk of the cash flows. To determine the estimated fair value of indefinite-lived intangible assets, the Company uses an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use a comparable asset. Under a qualitative assessment, the Company assesses various factors including industry and market conditions, macroeconomic conditions and performance of the businesses.
Restructuring Liabilities
Upon approval of a restructuring plan, the Company records restructuring liabilities for employee severance and related termination benefits when they become probable and estimable for ongoing arrangements. The Company records other costs associated with exit activities as they are incurred. The short-term portion and long-term portion of restructuring liabilities are included in “Other accrued liabilities” and “Other long-term liabilities”, respectively, in the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
Fair Value of Financial Instruments
The fair values of the Company's financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in these financial statements are based on information available to the Company as of November 30, 2025 and December 1, 2024.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Benefits
The Company has several non-contributory defined benefit retirement plans covering eligible employees and non-qualified deferred compensation plans that cover certain eligible employees. The Company also provides certain health care benefits for U.S. employees who meet age, participation and length of service requirements at retirement. In addition, the Company sponsors other retirement or post-employment plans for its foreign employees in accordance with local government programs and requirements. The Company retains the right to amend, curtail or discontinue any aspect of the plans, subject to local regulations.
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
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
Share Repurchases
On May 31, 2022, the board of directors of the Company approved a share repurchase program that authorizes the repurchase of up to $750 million of the Company's Class A common stock. During the first quarter of 2025, the Company repurchased 1.6 million shares for $30.0 million, plus broker’s commissions, in the open market. During the third quarter of 2025, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $120.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $120.0 million and received and immediately retired 4,989,605 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the August 1, 2025 closing share price over the transaction’s term (the “ASR Agreement”). The Company settled the ASR Agreement in the fourth quarter of 2025 and received and immediately retired an additional 596,917 shares. The average price paid per share over the transaction’s term was $21.48. The transaction was recorded as a reduction of retained earnings of $109.4 million and a reduction of additional paid-in capital of $11.6 million. These purchases equate to an average repurchase price of approximately $20.80 per share for the year ended November 30, 2025.
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
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
Revenue is recorded net of an allowance for estimated returns, discounts and retailer promotions and other similar incentives. The Company recognizes allowances for estimated returns in the period in which the related sale is recorded. These estimates are calculated based on a history of actual returns, estimated future returns and information regarding retailer inventory levels. In addition, allowances for estimated returns may be established for significant future known or anticipated events. The Company recognizes allowances for estimated discounts, retailer promotions and other similar incentives in the period in which the related sale is recorded. These estimates are calculated using the most likely amount method. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific customer and product-specific facts and circumstances related to the current period.
Net sales to the Company's ten largest customers for fiscal year 2025, fiscal year 2024, and fiscal year 2023, totaled 24%, 25% and 27% of net revenues for those fiscal years, respectively. No customer represented 10% or more of net revenues in any of these years.
The Company treats all shipping to the Company's customers, handling and certain other distribution activities as a fulfillment cost and recognizes these costs as selling, general and administrative expenses. Sales and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis in the consolidated statements of income.
Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, labor and related overhead, inbound freight, internal transfers, and the cost of operating the Company's manufacturing facility, including the related depreciation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) consist primarily of costs relating to advertising, marketing, selling, distribution, information technology and other corporate functions. Selling costs include, among other things, all occupancy costs associated with company-operated stores and with the Company's company-operated shop-in-shops located within department stores. The Company expenses advertising costs as incurred. For fiscal years 2025, 2024 and 2023, total advertising expense was $437.0 million, $430.2 million and $404.3 million, respectively. Distribution costs include costs related to receiving and inspection at distribution centers, warehousing, shipping to the Company's customers, handling and certain other activities associated with the Company's distribution network. These expenses totaled $458.2 million, $382.9 million and $313.7 million for fiscal years 2025, 2024 and 2023, respectively.
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
Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the consolidated balance sheets. The results of discontinued operations are reported in “Net income (loss) from discontinued operations, net of taxes” in the consolidated statements of income for the current and prior periods beginning in the period in which the business meets the held for sale criteria. Net income (loss) from discontinued operations includes direct costs attributable to the business held for sale, and an estimate of

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
costs from corporate functions dedicated to the business, but excludes corporate expenses composed of selling, general and administrative expenses not attributable to any of the operating segments. See Note 2 “Discontinued Operations”.
Unless otherwise indicated, the information in the notes to the consolidated financial statements refers only to the Company’s continuing operations.
Reclassification
Certain amounts on the consolidated balance sheets, income statements and statements of cash flows have been conformed to the November 30, 2025 presentation.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU on a retrospective basis for the fiscal year ending November 30, 2025. See Note 22 “Business Segment Information” for additional disclosures.
Recently Issued Accounting Standards
The following recently issued accounting standards, all of which are a Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), have been grouped by their required effective dates for the Company:
Fourth Quarter 2026
•In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid by federal, state and foreign taxes, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by significant jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
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
First Quarter 2029
◦In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This new guidance amends the guidance for capitalizing development costs incurred for internal-use software and requires an entity to start capitalizing these costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 2: DISCONTINUED OPERATIONS
In the fourth quarter of 2024 the Company announced it had initiated a formal review of strategic alternatives to the global Dockers® brand, which could include a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business and the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business for an initial transaction value of $311 million, subject to customary adjustments and closing conditions, with the potential to reach up to $391 million through an $80 million earnout opportunity in future years based on the performance of the Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada for gross proceeds of $194.7 million, resulting in a gain on sale of $139.0 million, net of direct costs to sell. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026.
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

Year Ended
November 30, 2025

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
The following table presents the assets and liabilities held for sale:

	November 30, 2025	December 1, 2024

	(Dollars in millions)
Current Assets:
Inventories	$54.0	$108.1
Total current assets held for sale	54.0	108.1
Property, plant and equipment, net	6.9	11.3
Operating lease right-of-use assets, net	14.4	23.6
Total non-current assets held for sale	21.3	34.9
Total assets held for sale	$75.3	$143.0

Current Liabilities:
Short-term operating lease liabilities	$3.9	$5.9
Total current liabilities held for sale	3.9	5.9
Long-term operating lease liabilities	6.1	17.5
Total long-term liabilities held for sale	6.1	17.5
Total liabilities held for sale	$10.0	$23.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
The following table presents the results of discontinued operations:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Net revenues	$240.0	$323.3	$336.9
Cost of goods sold	114.6	164.5	181.9
Gross profit	125.4	158.8	155.0
Selling, general and administrative expenses	142.3	154.3	156.1
Restructuring charges, net(1)	17.3	3.1	—
Income (loss) from discontinued operations before gain on sale and income taxes	(34.2)	1.4	(1.1)
Gain on sale of Dockers® intellectual property and operations in the U.S. and Canada before income taxes	139.0	—	—
Total income (loss) from discontinued operations before income taxes	104.8	1.4	(1.1)
Income tax expense (benefit)	28.7	1.2	(0.1)
Net income (loss) from discontinued operations, net of taxes	$76.1	$0.2	$(1.0)
____________
(1)Restructuring charges, net amounts previously attributable to corporate expenses were reported as discontinued operations for the year ended December 1, 2024.

Cash flows related to discontinued operations are included in the consolidated statements of cash flows. The gain on sale of Dockers® intellectual property and operations in the U.S. and Canada of $155.6 million, prior to costs to sell, was an adjustment to reconcile net income to net cash provided by operating activities and the proceeds from sale of $194.7 million were included in cash flows from investing activities. There were no other significant operating noncash items or investing activities cash flows from discontinued operations during the years ended November 30, 2025, December 1, 2024, and November 26, 2023.
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment were as follows:

	November 30, 2025	December 1, 2024

	(Dollars in millions)
Land	$6.7	$7.5
Buildings and leasehold improvements	584.2	558.6
Machinery and equipment	574.3	626.5
Capitalized internal-use software	800.5	795.0
Assets held for sale	—	19.7
Construction in progress	80.1	11.8
Subtotal	2,045.8	2,019.1
Accumulated depreciation	(1,364.0)	(1,331.7)
Property, plant & equipment, net	$681.8	$687.4
Depreciation expense for the years ended November 30, 2025, December 1, 2024, and November 26, 2023, was $201.1 million, $183.9 million and $152.0 million, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
During fiscal year 2025 in connection with Project Fuel the Company recorded $9.2 million in impairment charges resulting from the closures of distribution centers and a $9.3 million gain on sale of a previously closed distribution center which were recorded in “Restructuring charges, net” in the consolidated statements of income. During fiscal year 2024 in connection with Project Fuel, the Company recorded $11.1 million in charges related to the impairment of capitalized internal-use software as a result of discontinued technology projects, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income, and $7.6 million in impairment charges related to a distribution center closure, which was recorded in “Restructuring charges, net” in the consolidated statements of income. During fiscal year 2023 the Company recorded $49.3 million in charges related to the impairment of other property and equipment, primarily within capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with the overall restructuring initiative, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income. Additionally, $20.5 million of charges were recognized in fiscal year 2023, related to the impairment of buildings and leasehold improvements and machinery and equipment, of which $14.3 million was due to the impairment of certain store assets primarily driven by lower than average store performance for certain concept stores in the U.S, which was recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the years ended November 30, 2025 and December 1, 2024, were as follows:

	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Balance, November 26, 2023
Goodwill	$231.7	$32.6	$2.8	$123.6	$390.7
Accumulated impairment losses	—	(11.6)	—	(75.4)	(87.0)
	231.7	21.0	2.8	48.2	303.7
Impairment losses(1)	—	(5.5)	—	(36.3)	(41.8)
Goodwill acquired during the year(2)	15.9	5.0	—	—	20.9
Foreign currency fluctuation	(4.9)	(0.4)	0.1	—	(5.2)
Balance, December 1, 2024
Goodwill	242.7	37.2	2.9	123.6	406.4
Accumulated impairment losses	—	(17.1)	—	(111.7)	(128.8)
	242.7	20.1	2.9	11.9	277.6
Impairment losses	(2.5)	—	—	—	(2.5)
Foreign currency fluctuation	3.6	1.8	0.1	—	5.5
Balance, November 30, 2025
Goodwill	246.3	39.0	3.0	123.6	411.9
Accumulated impairment losses	(2.5)	(17.1)	—	(111.7)	(131.3)
Balance, November 30, 2025	$243.8	$21.9	$3.0	$11.9	$280.6
_____________
(1)For the year ended December 1, 2024 the Company recorded a $5.5 million goodwill noncash impairment charge related to our footwear business as a result of the decision to discontinue the category and a Beyond Yoga® goodwill noncash impairment charge of $36.3 million.
(2)For the year ended December 1, 2024 the Company recorded goodwill of $15.9 million in connection with the acquisition of all operating assets related to Levi’s® brands from Expofaro S.A.S., the Company’s former distributor in Colombia.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Other intangible assets, net, were as follows:

	November 30, 2025			December 1, 2024
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks(1)	$177.9	$—	$177.9	$177.9	$—	$177.9
Amortized intangible assets:
Customer relationships and other(2)	39.7	(23.2)	16.5	37.6	(18.9)	18.7
Total	$217.6	$(23.2)	$194.4	$215.5	$(18.9)	$196.6
_____________
(1)For the year ended December 1, 2024 the Company recorded a Beyond Yoga® trademark noncash impairment charge of $66.0 million based on a Level 3 fair value of $135.1 million.
(2)For the year ended December 1, 2024 the Company recorded a Beyond Yoga® customer relationship intangible assets noncash impairment charge of $9.1 million based on a Level 3 fair value of $9.7 million.

2025 Impairment Testing
During the fourth quarter of 2025, in conjunction with our annual review of reporting units and indefinite-lived intangible assets other than the Beyond Yoga® reporting unit and indefinite-lived intangible assets, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. The assessments did not determine that it was more-likely-than-not that the fair values of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
During the third quarter of 2025, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Beyond Yoga® reporting unit using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The trademark fair value was determined using the relief-from-royalty method to utilize the discounted projected future cash flows. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible were less than 10% in excess of their carrying values.
The significant assumptions used in the assessment of the fair value of the reporting unit included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and discount rate. The significant assumptions used in the assessment of the fair value of the trademark intangible asset included revenue growth rates, discount rate and royalty rate. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the Beyond Yoga® reporting unit, the Beyond Yoga® indefinite-lived trademark intangible asset, or both might decline and lead to impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability.
2024 Impairment Testing
During the fourth quarter of 2024, in conjunction with our annual review of reporting units and indefinite-lived intangible assets other than the Beyond Yoga® reporting unit and indefinite-lived intangible assets, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. The assessments did not determine that it was more-likely-than-not that the fair values of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
2023 Impairment Testing
During the fourth quarter of 2023, in conjunction with our annual review of reporting units and indefinite-lived intangible assets other than the Beyond Yoga® reporting unit and indefinite-lived intangible assets, the Company elected to perform a qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units and indefinite-lived intangible assets were below carrying value. The assessments did not determine that it was more-likely-than-not that the fair value of the reporting units and indefinite-lived intangible assets were below their respective carrying values.
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
Amortization Expense
Customer relationships and other are amortized over five to eleven years. Amortization expense for all years presented and future periods is not significant.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	November 30, 2025			December 1, 2024
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$107.7	$107.7	$—	$95.4	$95.4	$—
Short-term investments in marketable securities	90.9	—	90.9	—	—	—
Derivative instruments(3)	6.8	—	6.8	17.6	—	17.6
Total	$205.4	$107.7	$97.7	$113.0	$95.4	$17.6
Financial liabilities carried at fair value
Derivative instruments(3)	13.4	—	13.4	9.5	—	9.5
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of marketable equity securities. See Note 10 for more information on Rabbi trust assets.
(2)Fair values estimated using Level 2 inputs are inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. Short-term investments in marketable securities consist of fixed-income securities. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	November 30, 2025		December 1, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
4.000% senior notes due 2030(1)	$550.8	$559.7	$—	$—
3.375% senior notes due 2027(1)	—	—	502.5	498.1
3.50% senior notes due 2031(1)	500.3	467.8	499.6	440.8
Short-term borrowings	—	—	5.5	5.5
Total	$1,051.1	$1,027.5	$1,007.6	$944.4
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of November 30, 2025, the Company had forward foreign exchange contracts derivatives to buy $573.6 million and to sell $428.5 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2027.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	November 30, 2025			December 1, 2024
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$5.9	$—	$5.9	$15.6	$—	$15.6
Foreign exchange risk cash flow hedges(2)	—	(11.8)	(11.8)	—	(4.7)	(4.7)
Total	$5.9	$(11.8)		$15.6	$(4.7)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$6.8	$(5.9)	$0.9	$17.6	$(15.6)	$2.0
Forward foreign exchange contracts(2)	11.8	(13.4)	(1.6)	4.7	(9.5)	(4.8)
Total	$18.6	$(19.3)		$22.3	$(25.1)
Non-derivatives designated as hedging instruments
4.000% Euro senior notes due 2030	$—	$(550.8)		$—	$—
3.375% Euro senior notes due 2027	—	—		—	(500.9)
_____________
(1)Included in “Other current assets” or “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Other accrued liabilities” or “Other long-term liabilities” on the Company’s consolidated balance sheets.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
The table below presents the gross and net amounts of these contracts recognized on the Company's consolidated balance sheets by type of financial instrument:

	November 30, 2025			December 1, 2024
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$24.5	$(12.8)	$11.7	$37.9	$(11.0)	$26.9
Financial liabilities	(31.1)	12.8	(18.3)	(29.9)	11.0	(18.9)
Total			$(6.6)			$8.0
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of November 30, 2025	As of December 1, 2024	Year Ended
			November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Foreign exchange risk contracts	$(22.8)	$10.2	$4.9	$(17.8)	$21.1
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—
Euro-denominated senior notes	(63.7)	(13.8)	—	—	—
Cumulative income taxes	25.3	9.8	—	—	—
Total	$(76.4)	$(9.0)
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
There was no hedge ineffectiveness for the year ended November 30, 2025. Within the next 12 months, $21.6 million of losses from cash flow hedges are expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
The table below presents the effects of the Company's cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Year ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Amount of (loss) gain on cash flow hedge activity:
Net revenues	$(0.5)	$(5.6)	$1.0
Cost of goods sold	5.4	(12.2)	20.1
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Forward foreign exchange contracts:
Realized gain (loss)(1)	$36.6	$(15.1)	$23.1
Unrealized gain (loss)	1.6	(6.8)	1.6
Total	$38.2	$(21.9)	$24.7
_____________
(1)Refer to Note 18 for more information.

NOTE 7: OTHER ACCRUED LIABILITIES
The following table presents the Company's other accrued liabilities:

	November 30, 2025	December 1, 2024

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$195.5	$188.9
Taxes other than income taxes payable	83.7	69.0
Accrued advertising and promotion	56.9	64.1
Restructuring liabilities	55.8	69.8
Accrued income taxes	55.6	40.3
Accrued property, plant and equipment	51.4	65.4
Fair value derivatives	13.4	9.5
Accrued interest payable	12.2	8.3
Accrued rent	10.2	9.2
Short-term debt	—	5.5
Other	168.7	142.1
Total other accrued liabilities	$703.4	$672.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 8: SUPPLIER FINANCE PROGRAM
The Company offers a supplier financing program which enables the Company’s suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide.
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s participation in these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company’s current payment terms with a majority of its suppliers are typically 90 days. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. As such, the outstanding payment obligations under the Company’s supplier finance program are included within “Accounts Payable” in the Consolidated Balance Sheets.
The following table presents a rollforward of total outstanding obligations due to suppliers that are eligible to participate in the supplier financing program:

(Dollars in millions)
Confirmed obligations outstanding as of December 1, 2024	$152.2
Invoices confirmed during the year	815.7
Confirmed invoices paid during the year	(831.4)
Confirmed obligations outstanding as of November 30, 2025	$136.5
NOTE 9: DEBT
The following table presents the Company's debt:

	November 30, 2025	December 1, 2024

	(Dollars in millions)
Long-term debt
3.375% senior notes due 2027	$—	$498.8
4.000% senior notes due 2030	543.3	—
3.50% senior notes due 2031	495.9	495.2
Total long-term debt	$1,039.2	$994.0
Short-term debt
Short-term borrowings	—	5.5
Total debt	$1,039.2	$999.5
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
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
The Company’s unused availability under its Credit Facility was $875.4 million at November 30, 2025, as total availability of $894.4 million, based on the collateral levels discussed above, was reduced by $19.0 million from other credit-related instruments. The Company has stand-by letters of credit with various international banks under the Credit Facility serving as guarantees to cover U.S. workers' compensation claims and working capital requirements for certain subsidiaries, primarily in India.
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
Covenants.  The Credit Agreement contains customary covenants restricting the Company's activities, as well as those of the Company's subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on the Company's assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale leasebacks and make changes in the Company's corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio of 1.0 to 1.0, which arises when availability falls below a specified threshold. As of November 30, 2025, the Company was in compliance with these covenants.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Issuance of Senior Notes due 2030 and Redemption of Senior Notes due 2027
In July 2025, the Company issued €475.0 million in aggregate principal amount of 4.000% senior notes due 2030 (the “Senior Notes due 2030”) to qualified institutional buyers and to purchasers outside the U.S. The Company used the net proceeds of the Senior Notes due 2030, together with cash on hand, to redeem all €475.0 million in aggregate principal amount of its outstanding 3.375% Senior Notes due 2027.
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
Covenants. The 2030 indenture contains covenants that limit, among other things, the Company’s ability to incur liens, enter into sale and leaseback transactions and merge or consolidate with another person. The 2030 indenture also limits the ability of the Company’s subsidiaries to incur additional debt, incur liens and enter into sale and leaseback transactions. The 2030 indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of certain other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the 2030 indenture or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes due 2030 may declare all the Senior Notes due 2030 to be due and payable immediately. As of November 30, 2025, the Company was in compliance with these covenants.
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
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
Covenants. The indenture contains covenants that limit, among other things, the Company’s and certain of the Company’s subsidiaries’ ability to incur liens, other than permitted liens, the Company's subsidiaries’ ability to incur additional debt, and the Company's ability to merge or consolidate with another person, and sell, assign, transfer, lease convey or otherwise dispose of all or substantially all of the Company’s assets or the assets of its subsidiaries. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment failures, failure to comply with covenants, failure to satisfy other obligations under the agreement or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and ability to pay debts when due, material judgments, pension plan terminations or specified underfunding, and substantial stock ownership changes. Generally, if an event of default occurs, the trustee under the indenture or holders of the Senior Notes due 2031 may declare all the Senior Notes due 2031 to be due and payable immediately. As of November 30, 2025, the Company was in compliance with these covenants.
Change of control. Upon the occurrence of a change of control triggering event (as defined in the 2031 indenture), unless the Company has exercised its right, if any, to redeem the Notes in full, each holder of the Senior Notes due 2031 may require the Company to repurchase all or a portion of the Senior Notes due 2031 in cash at a price equal to 101% of the principal amount of the Senior Notes due 2031 to be repurchased, plus accrued and unpaid interest, if any, to the date of purchase.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Principal Payments on Debt
The table below sets forth, as of November 30, 2025, the Company's required aggregate short-term and long-term debt principal payments:

(Dollars in millions)
2026	$—
2027	—
2028	—
2029	—
2030	550.8
Thereafter	500.0
Total future debt principal payments	$1,050.8
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during fiscal year 2025, 2024 and 2023 was 4.44%, 4.01% and 4.20%, respectively. The weighted-average interest rate on average borrowings outstanding includes the amortization of capitalized issuance costs, including underwriting fees and other expenses, and excludes interest on obligations to participants under deferred compensation plans.
Dividends and Restrictions
The terms of the indentures relating to the Company's unsecured notes and its Credit Facility contain covenants that restrict the Company's ability to pay dividends to its stockholders. For information about the Company's dividend payments, see Note 15. As of November 30, 2025, and at the time dividends were paid, the Company met the requirements of its debt instruments.
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
NOTE 10: BENEFITS
Employee Savings and Investment Plan
The Company's Employee Savings and Investment Plan (“ESIP”) is a qualified plan that covers eligible U.S. payroll employees. The Company matches 125% of ESIP participants’ contributions to all funds maintained under the qualified plan up to the first 6.0% of eligible compensation. Total amounts charged to expense for the Company's employee investment plans for the years ended November 30, 2025, December 1, 2024 and November 26, 2023, were $18.8 million, $20.6 million and $20.6 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan (“AIP”) provides a cash bonus that is earned based upon the Company's business unit and consolidated financial results as measured against pre-established internal targets and upon the performance and job level of the individual. Total amounts charged to expense for this plan for the years ended November 30, 2025, December 1, 2024, and

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
November 26, 2023 were $110.7 million, $108.9 million and $73.7 million, respectively. Total amounts accrued for this plan as of November 30, 2025, and December 1, 2024 were $99.0 million and $100.5 million, respectively.
Pension Plans
Deferred compensation plans. The Company has non-qualified deferred compensation plans for executives and outside directors. These plans, which the Company considers unfunded pension plans, allow for participants to defer a portion of their compensation and, at the Company’s sole discretion, to receive matching contributions for a portion of the deferred amounts. The deferred compensation plan obligations are payable in cash upon retirement, termination of employment and/or limited other times in a lump-sum distribution or in installments, as elected by the participant in accordance with the plan. The plan obligations are measured at an estimate of the benefits to which the employee is entitled if the employee separates immediately. Participants earn a return, or may incur losses, on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded investments. The Company held marketable securities, which are general assets of the Company and are included in “Other non-current assets” on the Company's consolidated balance sheets, of $107.7 million and $95.4 million in an irrevocable grantor's Rabbi trust as of November 30, 2025 and December 1, 2024, respectively, related to the plans. Unrealized gains and losses on these marketable equity securities are reported as a component of “Other income (expense), net” in the Company's consolidated statements of income.
For the years ended November 30, 2025, December 1, 2024 and November 26, 2023 hypothetical returns earned by the participants in deferred compensation plans resulted in the Company recognizing expense as a result of the change in value of the deferred compensation plans in the amount of $13.3 million, $23.0 million, and $9.2 million, respectively.
Deferred compensation plan liabilities were recognized in the Company’s consolidated balance sheets as follows:

	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)

Accrued salaries, wages and employee benefits	$11.1	$13.1	$9.1
Long-term employee related benefits	109.7	104.8	94.8

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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
The following tables summarize activity of the Company's defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024

	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$779.5	$769.4	$35.8	$39.2
Service cost	2.9	2.6	—	—
Interest cost	35.4	39.7	1.6	2.0
Plan participants' contribution	0.5	0.5	2.4	3.7
Actuarial loss (gain)(1)	2.0	38.6	(0.2)	0.5
Net curtailment loss (gain)	—	(1.7)	—	—
Impact of foreign currency changes	9.7	(3.5)	—	—
Plan settlements(2)	(0.9)	(1.8)	—	—
Net benefits paid	(63.0)	(64.3)	(8.8)	(9.6)
Benefit obligation at end of year	$766.1	$779.5	$30.8	$35.8

Change in plan assets:
Fair value of plan assets at beginning of year	766.5	739.4	—	—
Actual return on plan assets	37.1	84.3	—	—
Employer contribution	11.2	15.3	1.6	0.6
Plan participants' contributions	0.5	0.5	2.4	3.7
Plan settlements	(0.9)	(1.8)	—	—
Net transfer in (out)(3)	(4.8)	(5.3)	4.8	5.3
Impact of foreign currency changes	8.2	(1.6)	—	—
Net benefits paid	(63.0)	(64.3)	(8.8)	(9.6)
Fair value of plan assets at end of year	754.8	766.5	—	—
Unfunded status at end of year	$(11.3)	$(13.0)	$(30.8)	$(35.8)
_____________
(1)The 2025 and 2024 actuarial losses in the Company's pension benefit plans is primarily from changes in discount rate assumptions.
(2)In 2024 the curtailment and settlement was primarily related to pension plans outside of the U.S in connection with Project Fuel.
(3)Starting in 2024, under an Internal Revenue Code Section 420 asset transfer, the Company used U.S. pension plan assets to offset the employer contribution for postretirement medical benefits paid during the year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Amounts recognized in the Company's consolidated balance sheets as of November 30, 2025 and December 1, 2024, consist of the following:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024

	(Dollars in millions)
Unfunded status recognized on the balance sheet:
Prepaid benefit cost(1)	$109.1	$107.4	$—	$—
Accrued benefit liability – current portion(2)	(11.2)	(10.3)	(4.3)	(5.0)
Accrued benefit liability – long-term portion(2)	(109.2)	(110.1)	(26.5)	(30.8)
	$(11.3)	$(13.0)	$(30.8)	$(35.8)

Accumulated other comprehensive loss:
Net actuarial loss	$(195.9)	$(201.6)	$0.2	$—
Net prior service benefit	—	—	—	—
	$(195.9)	$(201.6)	$0.2	$—
_____________
(1)Included in “Other non-current assets” on the Company’s consolidated balance sheets.
(2)Included in “Accrued salaries, wages and employee benefits” or “Long-term employee related benefits” on the Company’s consolidated balance sheets.

The accumulated benefit obligation for all defined benefit plans was $0.8 billion at both November 30, 2025 and December 1, 2024. Information for the Company's defined benefit plans with an accumulated or projected benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2025	2024

	(Dollars in millions)
Accumulated benefit obligations in excess of plan assets:
Aggregate accumulated benefit obligation	$117.3	$117.8

Projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$121.5	$121.4
Aggregate fair value of plan assets	1.1	1.0

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
The components of the Company's net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023

	(Dollars in millions)
Net periodic benefit cost (income):
Service cost	$2.9	$2.6	$2.8	$—	$—	$—
Interest cost	35.4	39.7	39.9	1.6	2.0	2.0
Expected return on plan assets	(37.1)	(38.9)	(37.7)	—	—	—
Amortization of prior service benefit	—	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss	7.0	8.0	8.9	—	—	—
Curtailment (gain)	—	(1.7)	—	—	—	—
Net settlement loss (gain)	0.5	1.0	18.9	—	—	—
Net periodic benefit cost	8.7	10.6	32.7	1.6	2.0	2.0
Changes in accumulated other comprehensive loss:
Actuarial (gain) loss	1.9	(6.9)	(7.9)	(0.2)	0.5	1.0
Amortization of prior service benefit	—	0.1	0.1	—	—	—
Amortization of actuarial loss	(7.0)	(8.0)	(8.9)	—	—	—
Net settlement (loss) gain	(0.5)	(1.0)	(18.9)	—	—	—
Total recognized in accumulated other comprehensive loss	(5.6)	(15.8)	(35.6)	(0.2)	0.5	1.0
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$3.1	$(5.2)	$(2.9)	$1.4	$2.5	$3.0
Assumptions used in accounting for the Company's benefit plans were as follows:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	5.5%	5.0%	5.0%	5.6%	5.1%
Expected long-term rate of return on plan assets	5.0%	5.4%	4.8%
Rate of compensation increase	3.5%	3.5%	3.6%

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.0%	5.0%	5.5%	4.8%	5.0%	5.6%
Rate of compensation increase	3.5%	3.5%	3.5%

Assumed health care cost trend rates were as follows:
Health care trend rate assumed for next year				6.8%	7.3%	7.0%
Rate trend to which the cost trend is assumed to decline				4.0%	4.0%	3.9%
Year that rate reaches the ultimate trend rate				2048	2047	2048
For the Company's benefit plans, the discount rate used to determine the present value of the future pension and postretirement plan obligations was based on a yield curve constructed from a portfolio of high quality corporate bonds with

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
 The Company's investment strategy is to invest plan assets in a diversified portfolio of domestic and international equity securities, fixed-income securities and real estate and other alternative investments with the objective to provide a regular and reliable source of assets to meet the benefit obligation of the pension plans. Prohibited investments for the U.S. pension plan include certain privately placed or other non-marketable debt instruments, letter stock, commodities or commodity contracts and derivatives of mortgage-backed securities, such as interest-only, principal-only or inverse floaters. The current target allocation percentages for the Company's U.S. pension plan assets are 15% for equity securities and real estate with an allowable deviation of plus or minus 4% and 85% for fixed-income securities with an allowable deviation of plus or minus 4%.
The fair values of the Company's pension plan assets by asset class are as follows:

	Year Ended November 30, 2025
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$4.0	$4.0	$—	$—
Equity securities(1)
U.S. large cap	46.1	—	46.1	—
U.S. small cap	5.7	—	5.7	—
International	62.7	—	62.7	—
Fixed-income securities(2)	617.5	—	617.5	—
Other alternative investments
Real estate(3)	14.9	—	14.9	—
Other(4)	3.9	—	3.9	—
Total investments at fair value	$754.8	$4.0	$750.8	$—

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023

	Year Ended December 1, 2024
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in millions)
Cash and cash equivalents	$8.0	$8.0	$—	$—
Equity securities(1)
U.S. large cap	46.0	—	46.0	—
U.S. small cap	5.9	—	5.9	—
International	63.6	—	63.6	—
Fixed-income securities(2)	624.8	—	624.8	—
Other alternative investments
Real estate(3)	14.7	—	14.7	—
Other(4)	3.5	—	3.5	—
Total investments at fair value	$766.5	$8.0	$758.5	$—
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
The fair value of plan assets is composed of U.S. plan assets of $593.7 million and non-U.S. plan assets of $161.1 million. The fair values of the substantial majority of the equity, fixed-income and real estate investments are based on the net asset value of commingled trust funds that passively track various market indices.
The Company's estimated future benefit payments to participants, which reflect expected future service as appropriate, are anticipated to be paid as follows:

	Pension Benefits	Postretirement Benefits	Deferred Compensation	Total

	(Dollars in millions)
2026	$69.4	$4.6	$11.1	$85.1
2027	63.9	4.1	6.0	74.0
2028	63.0	3.7	6.4	73.1
2029	63.5	3.4	7.6	74.5
2030	61.4	3.1	6.9	71.4
2031-2035	288.6	11.5	34.5	334.6
At November 30, 2025, the Company's contributions to its pension plans for fiscal year 2026 are estimated to be $12.1 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 11: STOCK-BASED INCENTIVE COMPENSATION PLANS
The Company recognized stock-based compensation expense of $81.2 million, $70.7 million and $72.7 million, and related income tax benefits of $20.0 million, $17.2 million and $17.3 million, respectively, for the years ended November 30, 2025, December 1, 2024 and November 26, 2023, respectively. As of November 30, 2025, there was $80.7 million of total unrecognized compensation cost related to unvested equity awards, which cost is expected to be recognized over a weighted-average period of 2.3 years.
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
2019 Equity Incentive Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the 2019 Plan which provides for the grant of a variety of stock awards, including stock options, restricted stock, RSUs, SARs, and cash or equity settled awards to certain employees and non-employee directors. The maximum number of shares of Class A common stock authorized for issuance under the 2019 Plan is 40.0 million shares. At November 30, 2025, there were 13.7 million shares of Class A common stock available for future grants under the 2019 Plan.
2019 Employee Stock Purchase Plan
In March 2019, in connection with the IPO, the Company’s stockholders adopted the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which permits participants to purchase a total of 12.0 million shares of the Company’s Class A common stock through payroll deductions of up to 10% of their earnings, subject to automatic annual increases. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the fair market value of the Class A common stock on the date of purchase. At November 30, 2025, there were 9.1 million shares of Class A common stock available for issuance under the 2019 ESPP. The ESPP did not have a material impact on the consolidated financial statements in fiscal years 2025, 2024 or 2023.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Equity Awards
SARs. The Company grants SARs to the Company's senior executives. SARs with service conditions (“Service SARs”) vest from three-and-a-half to four years, and have maximum contractual lives of ten years. Service SARs activity during the year ended November 30, 2025 was as follows:

	Service SARs
	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Units in thousands and dollars in millions, except weighted-average exercise price)
Outstanding at December 1, 2024	6,250	$16.99	6.6
Granted	1,145	19.14
Exercised	(501)	9.83
Forfeited	(83)	17.98
Outstanding at November 30, 2025	6,811	$17.86	6.5
Vested and expected to vest at November 30, 2025	6,804	$17.86	6.5	$28.4
Exercisable at November 30, 2025	4,039	$17.78	5.5	$17.2
The aggregate intrinsic values are calculated as the difference between the exercise price of the underlying SARs and the fair value of the Company's common stock that were in-the-money at that date.

	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Aggregate intrinsic value of Service SARs exercised during the year	$4.4	$19.5	$6.9
Aggregate intrinsic value of Performance SARs exercised during the year	$—	$—	$28.9
Unrecognized future compensation costs as of November 30, 2025 of $7.7 million for Service SARs are expected to be recognized over a weighted-average period of 2.4 years.
The weighted-average grant date fair value of SARs was estimated using the Black-Scholes option valuation model. The weighted-average grant date fair values and corresponding weighted-average assumptions used in the Black-Scholes option valuation model were as follows:

	Service SARs Granted
	2025	2024	2023
Weighted-average grant date fair value	$7.55	$6.62	$6.58

Weighted-average assumptions:
Expected life (in years)	7.0	7.2	7.0
Expected volatility	45.1%	46.2%	48.0%
Risk-free interest rate	4.3%	4.0%	3.8%
Expected dividend	2.6%	2.9%	2.9%

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
RSUs. The Company grants RSUs to the Company's senior executives and to select levels of the Company's management. RSUs with service conditions (“Service RSUs”) granted vest in four annual equal installments of 25% beginning on the first anniversary of the date granted subject to continued employment. RSUs with performance or market conditions (“Performance RSUs”) vest at varying unit amounts, up to 250% of those awarded, based on the attainment of certain three-year cumulative performance goals over a three-year performance period subject to continued employment. Service and Performance RSU activity during the year ended November 30, 2025 was as follows:

	Service RSUs			Performance RSUs
	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)

	(Units in thousands)
Outstanding at December 1, 2024	5,469	$16.78	2.3	3,206	$19.19	1.7
Granted	2,958	18.02		1,301	21.75
Vested	(2,074)	17.34		(570)	21.57
Performance adjustment	—	—		(233)	21.57
Forfeited	(418)	16.70		(201)	18.91
Outstanding at November 30, 2025	5,935	$17.21	2.4	3,503	$19.61	1.8
The total fair value of Service RSU awards vested during 2025, 2024 and 2023 was $37.0 million, $36.7 million and $33.0 million, respectively. The total fair value of Performance RSU awards vested during 2025, 2024 and 2023 was $9.9 million, $7.9 million and $9.9 million, respectively. Unrecognized future compensation cost as of November 30, 2025 of $52.7 million for Service RSUs and $20.3 million for Performance RSUs is expected to be recognized over a weighted-average period of 2.4 and 1.8 years, respectively.
The grant date fair value of Service and Performance RSUs was based on the fair value of the Company’s common stock at the time of grant, unless the awards were subject to market conditions, in which case the Monte Carlo simulation model was utilized. During 2025, 2024 and 2023, the weighted-average grant date fair values for Service and Performance RSUs granted without a market condition were $17.96, $15.84 and $16.02, respectively. The weighted-average grant date fair value and corresponding weighted-average assumptions used in the Monte Carlo valuation models were as follows:

	Performance RSUs Granted
	2025	2024	2023
Weighted-average grant date fair value	$25.82	$17.88	$19.83

Weighted-average assumptions:
Expected life (in years)	2.9	2.8	2.8
Expected volatility	44.1%	45.4%	49.6%
Risk-free interest rate	4.2%	4.1%	3.9%
Expected dividend	2.7%	2.9%	2.7%
RSUs to the Board of Directors. The Company grants RSUs to certain members of its board of directors (“Board RSUs”). The total fair value of Board RSUs granted during the year ended November 30, 2025 of $2.5 million was estimated using the fair value of the Company's common stock. The total fair value of RSUs outstanding, vested and expected to vest was $9.2 million and $6.7 million as of November 30, 2025 and December 1, 2024, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 12: RESTRUCTURING ACTIVITIES
In the first quarter of 2024, the Company’s Board of Directors (the "Board") approved a multi-year global productivity initiative, “Project Fuel”, designed to accelerate the execution of our Brand Led and DTC First strategies while fueling long-term profitable growth. This was a two-year initiative that began in 2024, with a focus on optimizing the Company’s operating model and structure, redesigning business processes and identifying opportunities to reduce costs and simplify processes across the organization. This initiative was substantially completed as of November 30, 2025. However, the Company continues to transition the operations of certain of its global distribution and fulfillment centers to third-party logistics providers and continue other efforts in line with our global productivity initiative. The Company may incur additional significant restructuring and restructuring related charges as it progresses the global productivity initiative, which could be material in a future fiscal quarter or year.
For the year ended November 30, 2025, the Company recognized restructuring charges of $24.5 million in connection with Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans, as well as contract termination costs and asset impairments, partially offset by a gain on the sale of a previously closed distribution center. For the year ended December 1, 2024, the Company recognized restructuring charges of $185.6 million in connection with Project Fuel, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans, as well as contract termination costs and asset impairments. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of November 30, 2025, the restructuring liability was $70.0 million, with $55.8 million and $14.2 million classified as “Other accrued liabilities” and “Other long-term liabilities”, respectively, within the Company’s consolidated balance sheet.
For the year ended November 30, 2025, the Company also recognized $12.1 million of restructuring related charges primarily consisting of consulting costs and distribution center transition costs. For the year ended December 1, 2024, the Company recognized $54.3 million of restructuring related charges primarily consisting of consulting fees. Additionally, the Company recognized an impairment charge of $11.1 million in the third quarter of 2024 related to capitalized internal-use software as a result of the decision to discontinue certain technology projects in connection with Project Fuel. Restructuring related charges were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
The following tables summarize the activities associated with restructuring liabilities for the years ended November 30, 2025 and December 1, 2024. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and other, "Payments" consists of cash payments for severance and employee-related benefits and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations.

	Year Ended November 30, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				November 30, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$28.3	$(62.0)	$3.1	$53.1
Contract termination costs and other	20.7	3.2	(12.0)	5.0	16.9
Total	$104.4	$31.5	$(74.0)	$8.1	$70.0
_____________
(1)Excludes $5.5 million in stock compensation related charges recorded in Additional paid-in capital, $9.2 million of asset impairment charges in connection with the closures of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $12.2 million of Dockers® restructuring costs reported as discontinued operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023

	Year Ended December 1, 2024
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 26, 2023				December 1, 2024

	(Dollars in millions)
Severance and employee-related benefits	$17.8	$153.3	$(87.8)	$0.4	$83.7
Contract termination costs and other	0.2	25.2	(4.1)	(0.6)	20.7
Total	$18.0	$178.5	$(91.9)	$(0.2)	$104.4
_____________
(1)Excludes $2.1 million in stock compensation related charges recorded in Additional paid-in capital and $8.1 million recorded in Property, plant and equipment net, of which $7.6 million related to impairment charges associated with the closure of a distribution center. Includes $3.1 million of Dockers® restructuring costs reported as discontinued operations.

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions, and as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of November 30, 2025, the Company has recorded certain estimated liabilities for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Inventory Purchase Commitments. The Company also has minimum inventory purchase commitments, including fabric commitments, with suppliers that secure a portion of material needs for future seasons, which have a remaining term of less than one year.
NOTE 14: LEASES
On June 6, 2024, the Company entered into an agreement to replace certain of the Company’s legacy U.S. distribution centers with a new third-party logistics center. The Company maintains certain rights over the warehouse, and warehouse equipment and technologies which resulted in an Operating lease ROU asset and lease liability of $30.6 million in “Operating lease right-of-use assets, net” and “Short-term Operating lease liabilities” and “Long-term Operating lease liabilities” balances and a Financing lease ROU asset and lease liability of $14.0 million in “Other non-current assets” and “Other long-term liabilities” balances on the consolidated balance sheets during 2024. In the first quarter of 2025, the Company recorded an additional Financing lease ROU asset and lease liability of $61.6 million in “Other non-current assets” and “Other long-term liabilities” balances on the consolidated balance sheets.
In the fourth quarter of fiscal year 2023, the Company leased a distribution facility in Germany and recognized a ROU asset of $80.8 million and corresponding lease liability of $91.6 million. During 2023, the Company capitalized approximately $57.4 million for Company-owned equipment to be installed in the leased facility. During 2024, the Company entered into an agreement with a third-party logistics provider to manage all aspects of the distribution center. The Company has received payments of approximately $87.1 million from the provider for use of the Company’s warehouse equipment and technologies over the term of the agreement. The Company maintains certain rights over the warehouse equipment and technologies and retains the related equipment on the consolidated balance sheets. The upfront payment is being amortized as a reduction in the related distribution expenses over the expected term of the arrangement, which commenced in the second half of 2024. The upfront payment was recognized on the consolidated balance sheets in “Other accrued liabilities” and “Other long-term liabilities” and the proceeds were recorded as an operating activity in “Net change in operating assets and liabilities” on the consolidated statements of cash flows.
Operating lease costs and finance lease amortization of ROU assets are primarily recognized in SG&A within the Company's consolidated statements of income, based on the underlying nature of the leased asset. Interest expense on finance lease liabilities is recognized in “Interest expense” on the Company's consolidated statements of income. The components of operating lease costs were as follows:

	November 30, 2025	December 1, 2024	November 26, 2023
	(Dollars in millions)
Operating leases:
Operating lease costs, including variable lease costs and short-term lease costs	$411.7	$405.1	$372.0
Variable lease costs	98.2	99.3	91.8
Short-term lease costs	12.3	7.5	7.6

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Amounts of future undiscounted cash flows related to lease payments over the lease term are as follows and are reconciled to the present value of the lease liabilities as recorded in the Company's consolidated balance sheets.

	November 30, 2025
	(Dollars in millions)
	Operating Leases	Finance Leases
2026	$304.8	$13.4
2027	259.8	13.4
2028	213.5	13.4
2029	163.8	13.4
2030	130.4	13.2
Thereafter	377.3	29.0
Total undiscounted future cash flows related to lease payments	1,449.6	95.8
Less: Interest	183.3	22.3
Present value of lease liabilities	$1,266.3	$73.5

The following table includes the weighted average remaining lease terms, in years, and the weighted average discount rate used to calculate the present value of lease liabilities:

	November 30, 2025	December 1, 2024
Operating leases:
Weighted-average remaining lease term (years)	6.7	6.9
Weighted-average discount rate	4.34%	4.27%
Finance leases:
Weighted-average remaining lease term (years)	7.2	6.9
Weighted-average discount rate	7.87%	7.61%

The table below includes supplemental cash and non-cash information related to leases:

	November 30, 2025	December 1, 2024

	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$319.5	$292.4
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	306.9	305.4
Finance lease right-of-use assets acquired in exchange for finance lease obligations	63.9	14.0
NOTE 15: DIVIDENDS
Dividends are declared at the discretion of the Board. In January, April, July and October 2025, the Company declared cash dividends of $0.13, $0.13, $0.14 and $0.14 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April, July and October 2024, the Company declared cash dividends of $0.12, $0.12, $0.13, and $0.13 per share, respectively, to holders of record of its Class A and Class B common stock. A total of $212.9 million and $198.5 million in dividends were paid during the years ended November 30, 2025 and December 1, 2024, respectively.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
The Company does not have an established dividend policy. The Board reviews the Company's ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company's financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company's fiscal 2025 year end, the Board declared a cash dividend of $0.14 per share to holders of record of its Class A and Class B common stock at the close of business on February 10, 2026, for a total quarterly dividend of approximately $55 million.

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss", net of related income taxes:

	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized Gain (Loss) on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 27, 2022	$(179.5)	$7.2	$(248.7)	$(0.7)	$(421.7)
Other comprehensive income (loss) before reclassifications	(1.4)	(28.1)	53.0	0.1	23.6
Amounts reclassified from accumulated other comprehensive loss	27.7	(21.1)	—	0.6	7.2
Net increase (decrease) in other comprehensive income (loss)	26.3	(49.2)	53.0	0.7	30.8
Accumulated other comprehensive loss at November 26, 2023	(153.2)	(42.0)	(195.7)	—	(390.9)
Other comprehensive income (loss) before reclassifications	3.1	15.2	(88.6)	—	(70.3)
Amounts reclassified from accumulated other comprehensive loss	8.9	17.8	—	—	26.7
Net increase (decrease) in other comprehensive income (loss)	12.0	33.0	(88.6)	—	(43.6)
Accumulated other comprehensive loss at December 1, 2024	(141.2)	(9.0)	(284.3)	—	(434.5)
Other comprehensive income (loss) before reclassifications	(3.2)	(62.5)	90.2	0.2	24.7
Amounts reclassified from accumulated other comprehensive loss	7.5	(4.9)	—	—	2.6
Net increase (decrease) in other comprehensive income (loss)	4.3	(67.4)	90.2	0.2	27.3
Accumulated other comprehensive loss at November 30, 2025	$(136.9)	$(76.4)	$(194.1)	$0.2	$(407.2)
___________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 6.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 17: NET REVENUES
Disaggregated Revenue
The table below provides the Company's revenues disaggregated by segment and channel.

	Year Ended November 30, 2025
	Levi's Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,921.5	$756.6	$477.7	$49.4	$3,205.2
Direct-to-consumer	1,375.5	942.7	656.7	101.9	3,076.8
Total net revenues	$3,297.0	$1,699.3	$1,134.4	$151.3	$6,282.0

	Year Ended December 1, 2024
	Levi's Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,919.8	$756.4	$493.3	$53.4	$3,222.9
Direct-to-consumer	1,280.8	861.5	589.1	77.7	2,809.1
Total net revenues	$3,200.6	$1,617.9	$1,082.4	$131.1	$6,032.0

	Year Ended November 26, 2023
	Levi's Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,981.4	$804.7	$485.0	$49.2	$3,320.3
Direct-to-consumer	1,105.5	774.8	574.7	66.8	2,521.8
Total net revenues	$3,086.9	$1,579.5	$1,059.7	$116.0	$5,842.1

The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets at November 30, 2025 and December 1, 2024.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 18: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Foreign exchange management gains (losses) (1)	$38.2	$(21.9)	$24.7
Foreign currency transaction (losses) gains (2)	(48.1)	8.2	(47.8)
Marketable securities gains(3)	6.6	11.8	3.4
Pension settlement loss(4)	—	—	(19.0)
Other, net(5)	8.3	(1.4)	(3.5)
Total other income (expense), net	$5.0	$(3.3)	$(42.2)
_____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. Gains in fiscal year 2025 were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Euro. Losses in fiscal year 2024 were primarily due to currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the Mexican Peso. Gains in fiscal year 2023 were primarily due to currency fluctuations relative to negotiated contract rates on positions to sell the Euro and the Mexican Peso.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuation on the Company's foreign currency denominated balances. Losses in fiscal year 2025 were primarily due to the impact of U.S. dollar weakening against historical rates on payables denominated in Euros. Gains in fiscal year 2024 were primarily due to the impact of U.S. dollar strengthening against historical rates on payables denominated in Mexican Pesos and Euros. Losses in fiscal year 2023 were primarily due to lower outstanding Euro-denominated payables subjected to a U.S. dollar strengthening against historical rates, as well as U.S. dollar weakening against the Mexican Peso.
(3)Marketable securities gains includes unrealized gains and losses from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company's deferred compensation plan. See Note 10 for more information on Rabbi trust assets.
(4)On May 30, 2023, the Company used pension plan assets to purchase nonparticipating annuity contracts in order to transfer certain liabilities associated with its U.S. pension plan to an insurance company. As a result, the Company remeasured the U.S. pension plan, which resulted in a noncash pension settlement charge of $19.0 million recognized within “Other income (expense), net” in the Company’s consolidated statement of income and “Other, net” in the Company’s consolidated statement of cash flows from operations.
(5)For the year ended November 30, 2025, Other, net includes interest income on cash and cash equivalents and short-term investments in marketable securities of $23.0 million and realized gains of $5.8 million from marketable equity securities held in an irrevocable grantor’s Rabbi trust in connection with the Company’s deferred compensation plan, partially offset by pension and deferred compensation expenses of $20.8 million. For the year ended December 1, 2024, Other, net of a $1.4 million loss includes pension and deferred compensation expenses of $34.0 million partially offset by interest income on cash and cash equivalents of $20.7 million, realized gains of $3.1 million from marketable equity securities held in a Rabbi trust in connection with the Company’s deferred compensation plan, an insurance recovery of $2.7 million, a government subsidy gain of $1.4 million, and other miscellaneous income and expense items.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 19: INCOME TAXES
The Company's income tax expense was $132.0 million, $7.2 million and $15.7 million and the Company's effective income tax rate was 20.8%, 3.3% and 5.9% for the years ended November 30, 2025, December 1, 2024 and November 26, 2023, respectively.
The increase in the effective tax rate in fiscal year 2025 was primarily driven by the prior year tax benefits from an international intellectual property transaction, a $10.1 million tax benefit related to favorable resolutions of state audits and a lower earnings before taxes base that magnified the impact of these discrete items. During 2024, the Company completed an intercompany sale of intellectual property between entities based in different tax jurisdictions resulting in net tax benefits of $46.4 million.
The decrease in the effective tax rate in fiscal year 2024 as compared to fiscal year 2023 was primarily driven by an international intellectual property transaction which benefited fiscal year 2024, partially offset by the reduced FDII benefit in fiscal year 2024.
The Company's income tax expense (benefit) differed from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes as follows:

	Year Ended
	November 30, 2025		December 1, 2024		November 26, 2023

	(Dollars in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$133.1	21.0%	$45.7	21.0%	$55.7	21.0%
State income taxes, net of U.S. federal impact	3.0	0.5%	(4.3)	(1.9)%	1.3	0.5%
Change in valuation allowance	—	—%	(0.5)	(0.2)%	(2.0)	(0.8)%
Impact of foreign operations, net(1)	19.6	3.1%	25.8	11.8%	14.3	5.4%
Foreign-derived intangible income benefit ("FDII")	(25.1)	(4.0)%	(6.5)	(3.0)%	(55.9)	(21.0)%
Reassessment of tax liabilities	(1.0)	(0.2)%	(11.0)	(5.1)%	(0.6)	(0.2)%
International intellectual property transaction	—	—%	(45.9)	(21.1)%	—	—%
Stock-based compensation	7.5	1.2%	3.7	1.7%	6.6	2.5%
Other, including non-deductible expenses	(5.1)	(0.8)%	0.2	0.1%	(3.7)	(1.5)%
Total	$132.0	20.8%	$7.2	3.3%	$15.7	5.9%
___________
(1)Included in Impact of foreign operations, net are foreign rate differential, Global Intangible Low-Taxed Income ("GILTI") and the tax impact of actual and deemed repatriations of foreign earnings net of foreign tax credits.

Impact of foreign operations. The tax expense in fiscal year 2025 decreased as compared to fiscal year 2024 primarily due to a lower valuation allowance against foreign tax credits and U.S. tax cost from GILTI.
Foreign-derived intangible income benefit. A higher benefit in fiscal year 2025 as compared to fiscal year 2024 is due to a larger amount of royalty income eligible for the FDII deduction in the current year.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
The U.S. and foreign components of income from continuing operations before income taxes were as follows:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Domestic	$125.5	$(117.8)	$(164.7)
Foreign	508.5	335.4	431.0
Total income before income taxes	$634.0	$217.6	$266.3

Income tax expense (benefit) consisted of the following:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
U.S. Federal
Current	$30.2	$13.3	$14.4
Deferred	(23.1)	4.7	(91.5)
	$7.1	$18.0	$(77.1)
U.S. State
Current	$13.4	$1.2	$11.3
Deferred	(10.4)	(14.9)	(9.7)
	$3.0	$(13.7)	$1.6
Foreign
Current	$109.0	$83.8	$94.2
Deferred	12.9	(80.9)	(3.0)
	$121.9	$2.9	$91.2
Consolidated
Current	$152.6	$98.3	$119.9
Deferred	(20.6)	(91.1)	(104.2)
Total income tax expense	$132.0	$7.2	$15.7

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Deferred Tax Assets and Liabilities
The Company's deferred tax assets and deferred tax liabilities were as follows:

	November 30, 2025	December 1, 2024

	(Dollars in millions)
Deferred tax assets
Foreign tax credit carryforwards	$20.4	$26.1
State net operating loss carryforwards	13.8	15.7
Foreign net operating loss carryforwards	24.7	32.8
Employee compensation and benefit plans	91.2	87.5
Advance royalties	211.0	158.8
Prepaid services	34.5	46.5
Accrued liabilities	32.4	35.9
Sales returns and allowances	44.6	39.0
Inventory	29.7	32.7
Intangibles	268.6	275.1
Property, plant and equipment (1)	86.8	61.0
Lease liability	328.6	288.7
Other (1)	33.5	36.6
Total gross deferred tax assets	1,219.8	1,136.4
Less: Valuation allowance	(48.2)	(52.9)
Deferred tax assets, net of valuation allowance	1,171.6	1,083.5
Deferred tax liabilities
U.S. Branches	(56.7)	(40.1)
Right of use asset	(301.6)	(259.4)
Total deferred tax liabilities	(358.3)	(299.5)
Total net deferred tax assets	$813.3	$784.0
_____________
(1)Fiscal year 2024 amounts have been conformed to the fiscal year 2025 presentation.
Foreign tax credit carryforwards. The foreign tax credit carryforwards at November 30, 2025, are subject to expiration through 2035 if not utilized.
Net operating loss carryforwards. As of November 30, 2025, the Company had state net operating loss carryforwards of $226.8 million and foreign net operating loss carryforwards of $131.3 million. Of the state net operating losses, $205.0 million are subject to expiration through 2045, and the remaining $21.8 million are available as indefinite carryforwards under applicable tax laws. Of the foreign net operating losses, $39.5 million are subject to expiration through 2032 and the remaining $91.8 million are available as indefinite carryforwards under applicable tax laws.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Valuation Allowance. The following table details the changes in valuation allowance during the year ended November 30, 2025:

	Valuation Allowance at December 1, 2024	Changes in Related Gross Deferred Tax Asset	Change / (Release)	Valuation Allowance at November 30, 2025

	(Dollars in millions)
Foreign tax credit and U.S. state net operating loss carryforwards	$20.9	$(0.6)	$—	$20.3
Foreign net operating loss carryforwards and other foreign deferred tax assets	32.0	(4.1)	—	27.9
	$52.9	$(4.7)	$—	$48.2
Unremitted earnings of certain foreign subsidiaries. The Company historically provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they were considered indefinitely reinvested outside the United States. The Company reevaluated its historical indefinite reinvestment assertion as a result of the enactment of the Tax Cuts and Jobs Act, (the "Tax Act" enacted on December 22, 2017) and determined that any historical undistributed earnings through November 25, 2018 of foreign subsidiaries, as well as most of the additional undistributed earnings generated through November 30, 2025, are no longer considered to be indefinitely reinvested. The deferred tax liability related to foreign and state tax costs associated with the future remittance of these undistributed earnings of foreign subsidiaries was $10.8 million (included in Other deferred tax assets and liabilities). For the year ended November 30, 2025, management asserted indefinite reinvestment on a portion of foreign earnings generated in fiscal years 2019 to 2025. If such earnings were to be distributed to the U.S., the related foreign withholding and state tax costs would be approximately $10.6 million.
Uncertain Income Tax Positions
As of November 30, 2025, the Company’s total gross amount of unrecognized tax benefits was $47.2 million, of which $46.4 million could impact the effective tax rate, if recognized, as compared to December 1, 2024, when the Company’s total gross amount of unrecognized tax benefits was $42.7 million, of which $41.4 million could have impacted the effective tax rate, if recognized.
The following table reflects the changes to the Company's unrecognized tax benefits:

	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Unrecognized tax benefits beginning balance	$42.7	$42.3	$38.1
Increases related to current year tax positions	1.4	4.2	4.1
Increases related to tax positions from prior years	9.6	0.7	1.9
Decreases related to tax positions from prior years	(3.6)	(3.6)	—
Settlement with tax authorities	(2.9)	(0.7)	(1.7)
Lapses of statutes of limitation	—	—	(0.2)
Other, including foreign currency translation	—	(0.2)	0.1
Unrecognized tax benefits ending balance	$47.2	$42.7	$42.3
The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits will not significantly change within the next 12 months.
As of November 30, 2025 and December 1, 2024, accrued interest and penalties primarily relating to non-U.S. jurisdictions were not material.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company determined that the OBBBA did not have a material impact on the consolidated financial statements for the year ended November 30, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
NOTE 20: EARNINGS PER SHARE
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

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions, except per share amounts)
Numerator:
Net income from continuing operations	$502.0	$210.4	$250.6
Net income (loss) from discontinued operations, net of taxes	76.1	0.2	(1.0)
Net income	$578.1	$210.6	$249.6
Denominator:
Weighted-average common shares outstanding - basic	395,524,593	398,233,739	397,208,535
Dilutive effect of stock awards	4,224,667	4,134,864	4,514,632
Weighted-average common shares outstanding - diluted	399,749,260	402,368,603	401,723,167
Earnings per common share:
Continuing operations - Basic	$1.27	$0.53	$0.63
Discontinued operations - Basic	0.19	—	—
Net income - Basic	$1.46	$0.53	$0.63

Continuing operations - Diluted	$1.26	$0.52	$0.62
Discontinued operations - Diluted	0.19	—	—
Net income - Diluted	$1.45	$0.52	$0.62
Anti-dilutive securities excluded from calculation of diluted earnings per share	3,740,183	4,119,726	5,408,781
NOTE 21: RELATED PARTIES
Michelle Gass (President and CEO) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice President of the Levi Strauss Foundation. Ms. Gass and Mr. Jedrzejek began serving on the Board of Directors of the Levi Strauss Foundation on January 24, 2024 and September 26, 2023, respectively. During fiscal years 2025, 2024 and 2023, donations to the Levi Strauss Foundation were $5.7 million, $6.3 million, and

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
$11.3 million, respectively, and the Company recognized expenses related to their donation commitments of $9.2 million, $7.2 million, and $2.2 million, respectively.

NOTE 22: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes Levi's®, Levi Strauss Signature™ and Denizen® brands. The Beyond Yoga® business is managed separately and does not meet the quantitative threshold for reportable segments. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs. In the first quarter of 2024 we announced the strategic decision to discontinue the Denizen® brand with the wind down of operations substantially complete as of March 2, 2025. At the end of the first quarter of 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business and on July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The sale of the remaining Dockers® operations is expected to close in the first quarter of 2026. Accordingly, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented and excluded the business from segment results for all periods presented. See Note 2 “Discontinued Operations”.
The Company considers its chief executive officer to be its chief operating decision maker. The Company’s chief operating decision maker manages business operations, evaluates performance and allocates resources based on the segments’ net revenues and operating income. The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. The Company does not report its other assets by segment as that information is not regularly provided to the chief operating decision maker in assessing segment performance.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Business segment information for the Company is as follows:

	Year Ended November 30, 2025
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$3,297.0	$1,699.3	$1,134.4	$6,130.7
Beyond Yoga® net revenues				151.3
Total net revenues				$6,282.0

Segment cost of goods sold	1,419.0	497.1	441.5
Segment selling, general, and administrative	1,155.1	835.5	544.3

Segment operating income	$722.9	$366.7	$148.6	$1,238.2
Beyond Yoga® operating loss				(13.6)
Restructuring charges, net(1)				(24.5)
Goodwill and other intangible asset impairment charges				(2.5)
Corporate expenses(2)				(520.0)
Interest expense				(48.6)
Other income (expense), net(3)				5.0
Income from continuing operations before income taxes				$634.0
___________
(1)For the year ended November 30, 2025 restructuring charges, net consisted primarily of severance and other post-employment benefit charges, and asset impairment and contract termination costs, partially offset by a gain recognized on the sale of a distribution center in connection with Project Fuel.
(2)For the year ended November 30, 2025 corporate expenses included restructuring related expenses, primarily $12.1 million of Project Fuel related costs which included consulting costs, distribution center transition costs, and employee one-time incentives.
(3)For the year ended November 30, 2025 other income (expense), net includes subrogation related to an insurance recovery of $1.3 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023

	Year Ended December 1, 2024
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$3,200.6	$1,617.9	$1,082.4	$5,900.9
Beyond Yoga® net revenues				131.1
Total net revenues				$6,032.0

Segment cost of goods sold	1,383.4	505.8	432.0
Segment selling, general and administrative expenses	1,120.2	792.5	515.5

Segment operating income	$697.0	$319.6	$134.9	$1,151.5
Beyond Yoga® operating loss				(20.0)
Restructuring charges, net(1)				(185.6)
Goodwill and other intangible asset impairment charges(2)				(116.9)
Corporate expenses(3)				(566.3)
Interest expense				(41.8)
Other income (expense), net(4)				(3.3)
Income from continuing operations before income taxes				$217.6
___________
(1)For the year ended December 1, 2024 restructuring charges, net consisted primarily of severance and other post-employment benefit charges in connection with Project Fuel.
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
(3)For the year ended December 1, 2024 corporate expenses included restructuring related expenses, mostly consulting fees of $54.3 million, in connection with Project Fuel and $11.1 million of impairments related to discontinued technology projects. A $3.1 million benefit related to incentive compensation for the Dockers® business was reclassified from Corporate expenses to SG&A within discontinued operations for the year ended December 1, 2024.
(4)For the year ended December 1, 2024, other income (expense), net included an insurance recovery of $2.7 million and a government subsidy gain of $1.4 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023

	Year Ended November 26, 2023
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$3,086.9	$1,579.5	$1,059.7	$5,726.1
Beyond Yoga® net revenues				116.0
Total net revenues				$5,842.1

Segment cost of goods sold	1,484.2	541.8	432.2
Segment selling, general, and administrative	1,067.4	732.7	480.3

Segment operating income	$535.3	$305.0	$147.2	$987.5
Beyond Yoga® operating income				1.0
Restructuring charges, net				(20.3)
Goodwill and other intangible asset impairment charges(1)				(90.2)
Corporate expenses(2)				(523.6)
Interest expense				(45.9)
Other (expense) income, net(3)				(42.2)
Income from continuing operations before income taxes				$266.3
___________
(1)For the year ended November 26, 2023, goodwill and other intangible asset impairment includes impairment charges of $75.4 million related to Beyond Yoga® reporting unit goodwill and $14.8 million related to the Beyond Yoga® trademark.
(2)For the year ended November 26, 2023, corporate expenses included $49.3 million in impairment charges related to capitalized internal-use software, net of a $3.9 million gain on the termination of store leases related to the Russia-Ukraine war which are considered part of the Company's Europe segment.
(3)For the year ended November 26, 2023, Other income (expense), net included a noncash pension settlement charge recorded during the third quarter. For more information refer to Note 18.

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$61.3	$60.6	$51.4
Europe	31.0	26.0	19.3
Asia	19.8	16.0	12.9
Total segment depreciation and amortization expense	112.1	102.6	83.6
Beyond Yoga® and unallocated	92.7	86.1	72.8
Total continuing operations depreciation and amortization expense	$204.8	$188.7	$156.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023

	November 30, 2025
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$761.7	$161.3	$178.1	$1,101.1	$136.6	$1,237.7
All other assets	—	—	—	—	5,611.1	5,611.1
Total assets						$6,848.8
___________
(1)Unallocated inventories include $38.5 million of Beyond Yoga® inventory.

	December 1, 2024
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$680.4	$144.5	$172.8	$997.7	$133.6	$1,131.3
All other assets	—	—	—	—	5,244.2	5,244.2
Total assets						$6,375.5
___________
(1)Unallocated inventories include $31.4 million of Beyond Yoga® inventory.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
Geographic information for the Company revenues was as follows:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Net revenues:
United States	$2,674.1	$2,631.7	$2,533.4
Foreign countries	3,607.9	3,400.3	3,308.7
Total net revenues	$6,282.0	$6,032.0	$5,842.1
Geographic information for the Company assets was as follows:

	Year Ended
	November 30, 2025	December 1, 2024

	(Dollars in millions)
Net deferred tax assets:
United States	$507.2	$482.1
Foreign countries	322.9	316.4
Total net deferred tax assets	$830.1	$798.5

Long-lived assets:
United States	$422.0	$442.0
Foreign countries	300.4	290.1
Total long-lived assets	$722.4	$732.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE YEARS ENDED NOVEMBER 30, 2025, DECEMBER 1, 2024 AND NOVEMBER 26, 2023
NOTE 23: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

	Year Ended
	November 30, 2025	December 1, 2024	November 26, 2023

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$(48.9)	$14.8	$(49.9)
Inventories	(51.6)	14.9	142.9
Accounts payable	(69.3)	105.1	(95.7)
Other accrued liabilities	58.2	60.4	(82.7)
Short-term restructuring liabilities	(16.1)	53.7	—
Accrued salaries, wages and employee benefits and long-term employee related benefits	1.6	21.8	(42.7)
Right-of-use operating lease assets and current and non-current operating lease liabilities, net	(16.0)	0.6	3.7
Other current and non-current assets	(10.9)	(39.2)	(22.2)
Other current and long-term liabilities	(4.7)	118.4	38.1
Net change in operating assets and liabilities	$(157.7)	$350.5	$(108.5)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2025. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of November 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2025 and concluded that our internal control over financial reporting was effective as of such date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of November 30, 2025 as stated in their report included under Item 8.
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
During the fourth quarter ended November 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
The other information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION
Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2026 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2026 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2026 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2026 Proxy Statement.

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

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws	8-K	001-06631	3.1	4/21/2023
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Class A common stock certificate	S-1/A	333-229630	4.1	3/11/2019
4.3	Indenture relating to the 3.375% Senior Notes due 2027, dated February 28, 2017, between the Registrant and Wells Fargo, National Association, as trustee	S-1	333-229630	4.3	2/13/2019
4.4	Registration Rights Agreement, dated February 28, 2017, between the Registrant and Merrill Lynch International	S-1	333-229630	4.4	2/13/2019
4.5	U.S. Security Agreement, dated September 30, 2011, by the Registrant and certain subsidiaries thereof in favor of JP Morgan Chase Bank, N.A.	S-1	333-229630	4.5	2/13/2019
4.6	Registration Rights Agreement, dated March 6, 2019, among the Registrant and the stockholders named therein	S-1/A	333-229630	4.6	3/6/2019
4.7	Description of Securities	10-K	001-00631	4.8	1/29/2025
4.8	Registration Rights Agreement, dated April 17, 2020, between the Registrant and BofA Securities Inc.	8-K	001-06631	4.2	4/17/2020

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.9	Indenture, dated as of February 19, 2021, by and between Levi Strauss & Co. and Wells Fargo Bank, National Association, as Trustee	8-K	001-06631	4.1	2/19/2021
4.10	Indenture, dated as of July 29, 2025, by and between Levi Strauss & Co. and Computershare Trust Company, N.A., as Trustee (including form of 4.000% Senior Note due 2030)	8-K	001-06631	4.1	7/29/2025
10.1*	Amended and Restated 2016 Equity Incentive Plan	S-1	333-229630	10.3	2/13/2019
10.2*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.4	2/13/2019
10.3*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.5	2/13/2019
10.4*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2016 Equity Incentive Plan	S-1	333-229630	10.6	2/13/2019
10.5*	2019 Equity Incentive Plan	S-1	333-229630	10.7	2/13/2019
10.6*	Form of Stock Option Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.8	3/11/2019
10.7*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	S-1/A	333-229630	10.9	3/11/2019
10.8*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.9*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.10*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2019 Equity Incentive Plan					X
10.11*	Form of Restricted Stock Unit Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.11	1/30/2020
10.12*	Form of Performance Vested Restricted Stock Unit Award Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.12	1/30/2020
10.13*	Form of Stock Appreciation Right Grant Notice and Agreement for Non-U.S. Participants under the 2019 Equity Incentive Plan	10-K	001-06631	10.13	1/30/2020
10.14*	2019 Employee Stock Purchase Plan	S-1	333-229630	10.10	2/13/2019
10.15*	Excess Benefit Restoration Plan	S-1	333-229630	10.11	2/13/2019
10.16*	Supplemental Benefit Restoration Plan	S-1	333-229630	10.12	2/13/2019
10.17*	First Amendment to Supplemental Benefit Restoration Plan	S-1	333-229630	10.13	2/13/2019
10.18*	Severance Plan for the Worldwide Leadership Team, effective March 1, 2017	S-1	333-229630	10.14	2/13/2019
10.19**	Senior Executive Severance Plan, effective January 28, 2020	10-K	001-06631	10.19	1/30/2020
10.20*	Annual Incentive Plan, effective November 25, 2013	S-1	333-229630	10.15	2/13/2019
10.21*	Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, effective January 1, 2011	S-1	333-229630	10.16	2/13/2019
10.22*	First Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated August 26, 2011	S-1	333-229630	10.17	2/13/2019

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.23*	Second Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated March 14, 2019	10-Q	001-00631	10.1	4/3/2024
10.24*	Third Amendment to Amended and Restated Deferred Compensation Plan for Executives and Outside Directors, dated October 2, 2023	10-Q	001-00631	10.2	4/3/2024
10.25*	Rabbi Trust Agreement, effective January 1, 2003, between the Registrant and Boston Safe Deposit Trust Company	S-1	333-229630	10.18	2/13/2019
10.26*	Employment Offer Letter, dated December 10, 2012, between the Registrant and Harmit Singh	S-1	333-229630	10.25	2/13/2019
10.27*	Form of Amended and Restated Indemnification Agreement, between the Registrant and each of its directors and executive officers	S-1	333-229630	10.26	2/13/2019
10.28	Lease, dated July 31, 1979, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.27	2/13/2019
10.29	Amendment to Lease, dated January 1, 1998, between the Registrant and Blue Jeans Equities West	S-1	333-229630	10.28	2/13/2019
10.30	Second Amendment to Lease, dated November 12, 2009, among the Registrant, Blue Jeans Equities West, Innsbruck LP and Plaza GB LP	S-1	333-229630	10.29	2/13/2019
10.31	Second Amended and Restated Credit Agreement, dated May 23, 2017, among the Registrant, Levi Strauss & Co. (Canada) Inc., certain other subsidiaries of the Registrant party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent, and the other financial institutions, agents and arrangers party thereto	S-1	333-229630	10.30	2/13/2019
10.32	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated October 23, 2018, among the Registrant, Levi Strauss & Co. (Canada) Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Multicurrency Administrative Agent	S-1	333-229630	10.31	2/13/2019
10.33*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2019 Equity Incentive Plan	10-Q	001-06631	10.5	7/9/2019
10.34*	Form of Director Restricted Stock Unit Grant Notice and Agreement under the 2016 Equity Incentive Plan	10-Q	001-00631	10.1	10/8/2019
10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 5, 2021, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-00631	10.1	1/7/2021
10.36*	Director Compensation Policy, as amended December 12, 2024	10-K	001-00631	10.40	1/29/2025
10.37	Amendment No. 3 to Second Amended and Restated Credit Agreement among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-00631	10.2	10/6/2021

		Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.38	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of September 20, 2021, among Levi Strauss & Co., a Delaware corporation, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-K	001-00631	10.42	1/26/2022
10.39	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of November 22, 2022, among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	8-K	001-00631	10.1	11/25/2022
10.40	Amendment No. 6 and Waiver to Second Amended and Restated Credit Agreement, dated as of March 21, 2023, among the Registrant, Levi Strauss & Co. (Canada) Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-Q	001-06631	10.1	4/6/2023
10.41	Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of April 15, 2024, among Levi Strauss & Co., Levi Strauss & Co. (Canada) Inc., the Borrowers, and JPMorgan Chase Bank, N.A. Toronto Branch, as Multicurrency Administrative Agent	10-K	001-06631	10.45	1/29/2025
10.42	Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of November 8, 2024, by and among the Company, LS Canada, certain other subsidiaries of the Company party thereto, the Agents, and the other financial institutions, agents and arrangers party thereto	8-K	001-06631	10.1	11/12/2024
10.43*	Employment Agreement, dated December 1, 2022, between the Registrant and Michelle Gass	10-K	001-00631	10.44	11/25/2023
10.44	Third Amendment to Lease, dated August 1, 2011, among the Registrant, Blue Jeans Equities West, Innsbruck, LP and Plaza GB, LP.	10-K	001-00631	10.45	11/25/2023
10.45	Fourth Amendment to Lease, dated November 10, 2022, among the Registrant and JPPF 1155 Battery, L.P.	10-K	001-00631	10.46	11/25/2023
10.46*	Amended and Restated Senior Executive Severance Plan, effective January 1, 2025	10-K	001-00631	10.50	1/29/2025
10.47*	Employment Offer Letter between Levi Strauss & Co. and Timothy Joseph Davis	8-K	001-06631	10.1	8/11/2025
10.48*	Employment Offer Letter between the Registrant and Gianluca Flore	8-K	001-06631	10.1	4/11/2024
10.49*	General Release Agreement, dated September 13, 2024, between the Registrant and Tracy Layney	10-K	001-00631	10.52	1/29/2025
19.1	Insider Trading Policy	10-K	001-00631	19.1	1/29/2025
19.2	Rule 10(b)(5)-1 Trading Plan Guidelines	10-K	001-00631	19.2	1/29/2025
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Amended and Restated Policy for Recoupment of Incentive Compensation	10-K	001-00631	97	1/29/2025
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).					X
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

SCHEDULE II

LEVI STRAUSS & CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses	Balance at Beginning of Period	Additions Charged to Expenses	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 30, 2025	$5.7	3.1	—	$8.8
December 1, 2024	$5.7	1.9	1.9	$5.7
November 26, 2023	$7.5	0.5	2.3	$5.7

Sales Returns	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 30, 2025	$64.4	611.2	600.9	$74.7
December 1, 2024	$60.2	530.9	526.7	$64.4
November 26, 2023	$54.4	432.8	427.0	$60.2

Sales Discounts and Incentives	Balance at Beginning of Period	Additions Charged to Net Sales	Deductions(1)	Balance at End of Period

	(Dollars in millions)
November 30, 2025	$129.8	533.9	512.0	$151.7
December 1, 2024	$130.4	511.1	511.7	$129.8
November 26, 2023	$126.4	468.4	464.4	$130.4

Valuation Allowance Against Deferred Tax Assets	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Asset	Change/(Release)	Balance at End of Period

	(Dollars in millions)
November 30, 2025	$52.9	(4.7)	—	$48.2
December 1, 2024	$47.4	5.9	(0.4)	$52.9
November 26, 2023	$49.6	(0.2)	(2.0)	$47.4
_____________
(1)The charges to the accounts are for the purposes for which the allowances were created.

Item 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 28, 2026		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ HARMIT SINGH
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

Signature	Title

/s/ ROBERT A. ECKERT	Chairperson of the Board	Date:	January 28, 2026
Robert A. Eckert

/s/ MICHELLE GASS	Director, President and	Date:	January 28, 2026
Michelle Gass	Chief Executive Officer
(Principal Executive Officer)

/s/ TROY ALSTEAD	Director	Date:	January 28, 2026
Troy Alstead

/s/ JILL BERAUD	Director	Date:	January 28, 2026
Jill Beraud

/s/ DANIEL GEBALLE	Director	Date:	January 28, 2026
Daniel Geballe

/s/ ARTEMIS PATRICK	Director	Date:	January 28, 2026
Artemis Patrick

/s/ YAEL GARTEN	Director	Date:	January 28, 2026
Yael Garten

/s/ CHRISTOPHER J. MCCORMICK	Director	Date:	January 28, 2026
Christopher J. McCormick

/s/ JENNY MING	Director	Date:	January 28, 2026
Jenny Ming

/s/ DAVID MARBERGER	Director	Date:	January 28, 2026
David Marberger

/s/ JOSHUA E. PRIME	Director	Date:	January 28, 2026
Joshua E. Prime

/s/ ELLIOTT RODGERS	Director	Date:	January 28, 2026
Elliott Rodgers

/s/ TIMOTHY J. DAVIS	Senior Vice President and Global Controller	Date:	January 28, 2026
Timothy J. Davis	(Principal Accounting Officer)

/s/ HARMIT SINGH	Executive Vice President and Chief Financial and Growth Officer	Date:	January 28, 2026
Harmit Singh	(Principal Financial Officer)