Form 10-Q
period 2026-03-01
LEVI STRAUSS & CO
filed 2026-04-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of March 31, 2026, the registrant had 98,176,901 shares of Class A common stock, $0.001 par value per share and 286,419,350 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 1, 2026	November 30, 2025

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$716.6	$757.9
Short-term investments in marketable securities	95.4	90.9
Trade receivables, net	728.9	774.7
Inventories	1,120.6	1,237.7
Other current assets	248.0	238.5
Current assets held for sale	—	54.0
Total current assets	2,909.5	3,153.7
Property, plant and equipment, net	669.1	681.8
Goodwill	282.4	280.6
Other intangible assets, net	193.6	194.4
Deferred tax assets, net	826.6	830.1
Operating lease right-of-use assets, net	1,154.4	1,148.2
Other non-current assets	539.2	538.7
Non-current assets held for sale	—	21.3
Total assets	$6,574.8	$6,848.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$487.6	$597.6
Accrued salaries, wages and employee benefits	201.5	244.7
Accrued sales returns and allowances	202.8	226.1
Short-term operating lease liabilities	266.7	260.7
Other accrued liabilities	686.7	703.4
Total current liabilities	1,845.3	2,032.5
Long-term debt	1,049.4	1,039.2
Long-term operating lease liabilities	1,000.5	1,005.6
Long-term employee related benefits	241.2	252.7
Other long-term liabilities	231.8	240.2
Total liabilities	4,368.2	4,570.2

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 98,057,678 shares and 103,620,225 shares issued and outstanding as of March 1, 2026 and November 30, 2025, respectively; and 422,000,000 Class B shares authorized, 286,514,706 shares and 286,756,831 shares issued and outstanding, as of March 1, 2026 and November 30, 2025, respectively	0.4	0.4
Additional paid-in capital	729.5	788.1
Retained earnings	1,863.4	1,897.3
Accumulated other comprehensive loss	(386.7)	(407.2)
Total stockholders’ equity	2,206.6	2,278.6
Total liabilities and stockholders’ equity	$6,574.8	$6,848.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,742.5	$1,526.8
Cost of goods sold	664.2	579.2
Gross profit	1,078.3	947.6
Selling, general and administrative expenses	871.7	749.3
Restructuring charges, net	7.9	6.7
Operating income	198.7	191.6
Interest expense	(13.1)	(10.9)
Other income (expense), net	42.6	(4.1)
Income from continuing operations before income taxes	228.2	176.6
Income tax expense	51.1	36.4
Net income from continuing operations	177.1	140.2
Net income (loss) from discontinued operations, net of taxes	(1.3)	(5.2)
Net income	$175.8	$135.0
Earnings (loss) per common share:
Continuing operations - Basic	$0.45	$0.35
Discontinued operations - Basic	—	(0.01)
Net income - Basic	$0.45	$0.34

Continuing operations - Diluted	$0.45	$0.35
Discontinued operations - Diluted	—	(0.01)
Net income - Diluted	$0.45	$0.34
Weighted-average common shares outstanding:
Basic	389,907,760	396,576,662
Diluted	394,196,801	400,046,382

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions) (Unaudited)
Net income	$175.8	$135.0
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	(1.4)	1.8
Derivative instruments (losses) gains	(16.3)	14.5
Foreign currency translation gains (losses)	44.2	(6.8)
Total other comprehensive income, before related income taxes	26.5	9.5
Income tax expense related to items of other comprehensive income	(6.0)	(2.2)
Comprehensive income, net of taxes	$196.3	$142.3

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 1, 2026
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 30, 2025	390.4	$0.4	$788.1	$1,897.3	$(407.2)	$2,278.6
Net income	—	—	—	175.8	—	175.8
Other comprehensive income, net of tax	—	—	—	—	20.5	20.5
Stock-based compensation and dividends, net	1.9	—	15.8	—	—	15.8
Employee stock purchase plan	0.1	—	1.8	—	—	1.8
Accelerated share repurchase, including excise tax	(7.8)	—	(45.1)	(155.9)	—	(201.0)
Tax withholdings on equity awards	—	—	(31.1)	—	—	(31.1)
Cash dividends declared ($0.14 per share)	—	—	—	(53.8)	—	(53.8)
Balance at March 1, 2026	384.6	$0.4	$729.5	$1,863.4	$(386.7)	$2,206.6

	Three Months Ended March 2, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at December 01, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5
Net income	—	—	—	135.0	—	135.0
Other comprehensive income, net of tax	—	—	—	—	7.3	7.3
Stock-based compensation and dividends, net	1.4	—	19.3	—	—	19.3
Employee stock purchase plan	0.1	—	2.1	—	—	2.1
Repurchase of common stock	(1.6)	—	—	(30.0)	—	(30.0)
Tax withholdings on equity awards	—	—	(18.3)	—	—	(18.3)
Cash dividends declared ($0.13 per share)	—	—	—	(51.4)	—	(51.4)
Balance at March 2, 2025	395.3	$0.4	$735.7	$1,725.6	$(427.2)	$2,034.5

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$175.8	$135.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.6	49.2
Goodwill impairment	—	2.5
Gain on sale of business, prior to costs to sell	(35.1)	—
Stock-based compensation	15.8	19.3
Deferred income taxes	10.5	(5.7)
Other, net	(7.6)	17.0
Net change in operating assets and liabilities	(3.5)	(164.8)
Net cash provided by operating activities	211.5	52.5
Cash Flows from Investing Activities:
Proceeds from sale of business	96.3	—
Purchases of property, plant and equipment	(59.4)	(66.6)
Payments to acquire short-term investments	(26.8)	(4.0)
Proceeds from sale, maturity and collection of short-term investments	22.7	—
Other investing activities, net	(6.5)	(0.5)
Net cash provided by (used for) investing activities	26.3	(71.1)
Cash Flows from Financing Activities:
Accelerated share repurchase	(200.0)	—
Repurchase of common stock	—	(30.0)
Tax withholdings on equity awards	(31.1)	(18.3)
Dividends to stockholders	(53.8)	(51.4)
Other financing activities, net	0.8	2.2
Net cash used for financing activities	(284.1)	(97.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5.0	0.5
Net increase (decrease) in cash and cash equivalents and restricted cash	(41.3)	(115.6)
Beginning cash and cash equivalents	757.9	690.0
Ending cash and cash equivalents	$716.6	$574.4

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$27.6	$36.3
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the period, net of refunds	28.1	18.7
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Levi Strauss & Co. (the “Company”) is one of the world’s largest brand-name apparel companies. The Company designs, markets and sells – directly or through third parties and licensees – products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets, and related accessories, for men, women and children around the world under the Levi’s®, Levi Strauss Signature™ and Beyond Yoga® brands.
In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The Company sold the remaining Dockers® operations in multiple closings during the first quarter of 2026, with the final closing on February 27, 2026. Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented. See Note 2 “Discontinued Operations”. The Dockers® business is a separate operating segment historically presented in our financial statements under the caption of Other Brands.
The Company operates its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company's Levi's Brands business, which includes the Levi's® and Levi Strauss Signature™ brands. The Beyond Yoga® business, which is managed separately, does not meet the quantitative thresholds for reportable segments but is presented separately to increase transparency of performance.
Basis of Presentation and Principles of Consolidation
The interim consolidated financial statements of the Company and its wholly-owned and majority-owned foreign and domestic subsidiaries, including the notes, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim period financial statements and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended November 30, 2025, included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025 (“2025 Annual Report on Form 10-K”).
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 1, 2026 may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2026.
The Company’s fiscal year ends on the Sunday that is closest to November 30 of that year, although the fiscal years of certain foreign subsidiaries end on November 30. Each quarter of both fiscal years 2026 and 2025 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.4 billion as of both March 1, 2026 and November 30, 2025.
Prepaid Expenses
Prepaid expenses were $156.1 million and $138.0 million as of March 1, 2026 and November 30, 2025, respectively.
Share Repurchases
On January 30, 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution (“the ASR Agreement”) to repurchase an aggregate of $200.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $200.0 million and received and immediately retired 7.8 million shares of its Class A common stock, representing 80% of the dollar amount of the transaction based on the January 29, 2026 closing share price. The initial shares received, which had an aggregate cost of $160.0 million, were retired and recorded as a reduction of Retained Earnings, with the remainder of $40.0 million recorded as a reduction of additional paid-in capital. The total number of shares the Company will ultimately repurchase will be based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Agreement, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the transactions under the ASR Agreement is expected to occur no later than the third quarter of 2026.
During the three months ended March 2, 2025, the Company repurchased 1.6 million for $30.0 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.45 per share for the three months ended March 2, 2025.
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
Revenue Recognition
Effective in the first quarter of 2026, the Company revised its operating policies and procedures for e-commerce transactions. This change results in revenue being recognized upon shipment rather than upon delivery to the customer, in line with the timing of the transfer of control. The impact of the change was not material to the current period consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
Reclassification
Certain amounts on the consolidated balance sheets, consolidated statements of income and statements of cash flows have been conformed to the March 1, 2026 presentation.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2025 Annual Report on Form 10-K. The Company will adopt ASU 2023-09, Improvements to Income Tax Disclosures, in the Annual Report on Form 10-K for the fiscal year ending November 29, 2026. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures, primarily through enhanced disclosures related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.
NOTE 2: DISCONTINUED OPERATIONS
In the fourth quarter of 2024 the Company announced it had initiated a formal review of strategic alternatives to the global Dockers® brand, which could include a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business and the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business for an initial transaction value of $311 million, subject to customary adjustments and closing conditions, with the potential to reach up to $391 million through an $80 million earnout opportunity in future years based on the performance of the Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada for gross proceeds of $194.7 million, resulting in a gain on sale of $139.0 million, net of direct costs to sell. The Company sold the remaining Dockers® operations in multiple closings during the first quarter of 2026, with the final closing on February 27, 2026, for gross proceeds of $96.3 million, resulting in a gain on sale of $20.5 million, net of direct costs to sell.
Under the terms of a transition services agreement, the Company provided certain post-closing accounting, tax, digital technology and supply chain services for Dockers® operations in the U.S. and Canada for a transitional period ending in the first quarter of 2026. Fees earned under the transition services agreement were included in “Selling, general and administrative expenses” in the consolidated statements of income.
The following table reconciles the gross proceeds with the gain on sale of the remaining Dockers® operations included in “Net income (loss) from discontinued operations, net of taxes”.

Three Months Ended
March 1, 2026
(Dollars in millions)

Gross proceeds	$96.3
Less direct costs to sell	14.6
Less carrying amount of Dockers® remaining operations	61.2
Gain on sale of Dockers® remaining operations	$20.5
Prior to the sale of Dockers operations in the first quarter of 2026, Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. The Dockers® net assets were classified as current and non-current. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
The following table presents the assets and liabilities held for sale:

November 30, 2025

(Dollars in millions)
Current Assets:
Inventories	$54.0
Total current assets held for sale	54.0
Property, plant and equipment, net	6.9
Operating lease right-of-use assets, net	14.4
Total non-current assets held for sale	21.3
Total assets held for sale	$75.3

Current Liabilities:
Short-term operating lease liabilities	$3.9
Total current liabilities held for sale	3.9
Long-term operating lease liabilities	6.1
Total long-term liabilities held for sale	6.1
Total liabilities held for sale	$10.0
The following table presents the results of discontinued operations:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Net revenues	$31.1	$67.4
Cost of goods sold	15.0	31.0
Gross profit	16.1	36.4
Selling, general and administrative expenses	24.7	41.5
Restructuring charges, net	8.4	1.8
Operating loss	(17.0)	(6.9)
Other expense	(2.9)	—
Income (loss) from discontinued operations before gain on sale and income taxes	(19.9)	(6.9)
Gain on sale of Dockers® remaining operations before income taxes	20.5	—
Total income (loss) from discontinued operations before income taxes	0.6	(6.9)
Income tax expense (benefit)	1.9	(1.7)
Net income (loss) from discontinued operations, net of taxes	$(1.3)	$(5.2)

Cash flows related to discontinued operations are included in the consolidated statements of cash flows. The gain on sale of Dockers® remaining operations of $35.1 million, prior to costs to sell, was an adjustment to reconcile net income to net cash provided by operating activities and the proceeds from sale of $96.3 million were included in cash flows from investing activities. There were no other significant operating noncash items or investing activities cash flows from discontinued operations during the three months ended March 1, 2026 and March 2, 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	March 1, 2026			November 30, 2025
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$108.0	$108.0	$—	$107.7	$107.7	$—
Short-term investments in marketable securities	95.4	—	95.4	90.9	—	90.9
Derivative instruments(3)	4.9	—	4.9	6.8	—	6.8
Total	$208.3	$108.0	$100.3	$205.4	$107.7	$97.7
Financial liabilities carried at fair value
Derivative instruments(3)	$15.9	$—	$15.9	$13.4	$—	$13.4
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of marketable securities.
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	March 1, 2026		November 30, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
4.000% senior notes due 2030(1)	$554.4	$562.1	$550.8	$559.7
3.50% senior notes due 2031(1)	496.1	463.0	500.3	467.8
Short-term borrowings	1.0	1.0	—	—
Total	$1,051.5	$1,026.1	$1,051.1	$1,027.5
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 1, 2026, the Company had forward foreign exchange contracts derivatives to buy $497.1 million and to sell $426.6 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through February 2027.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	March 1, 2026			November 30, 2025
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$2.4	$—	$2.4	$5.9	$—	$5.9
Foreign exchange risk cash flow hedges(2)	—	(14.1)	(14.1)	—	(11.8)	(11.8)
Total	$2.4	$(14.1)		$5.9	$(11.8)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$4.9	$(2.4)	$2.5	$6.8	$(5.9)	$0.9
Forward foreign exchange contracts(2)	14.1	(15.9)	(1.8)	11.8	(13.4)	(1.6)
Total	$19.0	$(18.3)		$18.6	$(19.3)
Non-derivatives designated as hedging instruments
4.000% Euro senior notes due 2030	$—	$(560.4)		$—	$(550.8)
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
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	March 1, 2026			November 30, 2025
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$21.4	$(8.0)	$13.4	$24.5	$(12.8)	$11.7
Financial liabilities	(32.4)	8.0	(24.4)	(31.1)	12.8	(18.3)
Total			$(11.0)			$(6.6)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of March 1, 2026	As of November 30, 2025	Three Months Ended
			March 1, 2026	March 2, 2025

	(Dollars in millions)
Foreign exchange risk contracts	$(29.5)	$(22.8)	$(5.1)	$(2.4)
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—
Euro-denominated senior notes	(73.3)	(63.7)	—	—
Cumulative income taxes	29.8	25.3	—	—
Total	$(88.2)	$(76.4)
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
There was no hedge ineffectiveness for the three months ended March 1, 2026. Within the next 12 months, a $26.7 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Amount of Gain (Loss) on Cash Flow Hedge Activity:
Net revenues	$1.2	$(1.5)
Cost of goods sold	$(6.3)	$(0.9)
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Forward foreign exchange contracts:
Realized gain (loss) (1)	$5.2	$(5.3)
Unrealized gain (loss)	0.4	(5.5)
Total	$5.6	$(10.8)
_____________
(1)The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.
NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	March 1, 2026	November 30, 2025

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$169.0	$195.5
Accrued advertising and promotion	74.8	56.9
Accrued income taxes	72.7	55.6
Taxes other than income taxes payable	64.3	83.7
Restructuring liabilities	53.6	55.8
Accrued property, plant and equipment	27.6	51.4
Fair value derivatives	15.9	13.4
Accrued rent	9.7	10.2
Accrued interest payable	1.4	12.2
Other	197.7	168.7
Total other accrued liabilities	$686.7	$703.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 6: SUPPLIER FINANCE PROGRAM
The Company offers a supplier financing program which enables the Company’s suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide.
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s participation in these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company’s current payment terms with a majority of its suppliers are typically 90 days. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. As such, the outstanding payment obligations under the Company’s supplier finance program are included within “Accounts Payable” in the Consolidated Balance Sheets. The Company’s outstanding payment obligations under this program were $123.8 million as of March 1, 2026 and $136.5 million as of November 30, 2025.
NOTE 7: DEBT
The following table presents the Company’s debt:

	March 1, 2026	November 30, 2025

	(Dollars in millions)
Long-term debt
4.000% senior notes due 2030	$553.3	$543.3
3.50% senior notes due 2031	496.1	495.9
Total long-term debt	$1,049.4	$1,039.2
Short-term debt
Short-term borrowings	1.0	—
Total debt	$1,050.4	$1,039.2

Senior Revolving Credit Facility
As of March 1, 2026, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $831.3 million at March 1, 2026, as the total availability of $850.4 million was reduced by $19.1 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rate on average borrowings outstanding during the three months ended March 1, 2026 was 4.67% as compared to 4.23% during the same period of 2025.
NOTE 8: RESTRUCTURING ACTIVITIES
For the three months ended March 1, 2026, the Company recognized restructuring charges of $7.9 million in connection with our continuing global productivity initiative, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of March 1, 2026, the restructuring liability was $66.5 million, with $53.6 million and $12.9 million classified as “Other accrued liabilities” and “Other long-term liabilities”, respectively, within the Company’s consolidated balance sheet.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
For the three months ended March 2, 2025, the Company recognized restructuring charges of $6.7 million in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs and asset impairments. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income.
The Company also recognized $3.1 million of restructuring related charges during the three months ended March 2, 2025, consisting primarily of consulting fees which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
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

	Three Months Ended March 1, 2026
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 30, 2025				March 1, 2026

	(Dollars in millions)
Severance and employee-related benefits	$53.1	$16.0	$(16.1)	$0.2	$53.2
Contract termination costs and other	16.9	0.2	(3.8)	—	13.3
Total	$70.0	$16.2	$(19.9)	$0.2	$66.5
_____________
(1)Includes $8.4 million of Dockers® restructuring costs reported as discontinued operations.

	Three Months Ended March 2, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				March 2, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$3.9	$(23.5)	$(0.3)	$63.8
Contract termination costs and other	20.7	1.7	(0.5)	(0.1)	21.8
Total	$104.4	$5.6	$(24.0)	$(0.4)	$85.6
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
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of March 1, 2026, the Company has recorded certain estimated liabilities for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.
Other Matters. On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company estimates it has paid approximately $80 million under the IEEPA tariffs. The ruling did not address potential refunds, creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. As of March 1, 2026, the Company has not recognized an asset related to the potential refund. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.
NOTE 10: DIVIDENDS
Dividends are declared at the discretion of the Board. In January 2026 and 2025, the Company declared cash dividends of $0.14 and $0.13 per share, respectively, to holders of record of its Class A and Class B common stock. During the three months ended March 1, 2026, dividends were paid in the amount of $53.8 million, compared to $51.4 million for the same prior-year period.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, the Board declared a cash dividend of $0.14 per share to holders of record of its Class A and Class B common stock at the close of business on April 22, 2026, for a total quarterly dividend of approximately $54 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended March 1, 2026
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 30, 2025	$(136.9)	$(76.4)	$(194.1)	$0.2	$(407.2)
Other comprehensive (loss) income before reclassifications	(3.5)	(16.9)	34.1	—	13.7
Amounts reclassified from accumulated other comprehensive loss	1.7	5.1	—	—	6.8
Net increase (decrease) in other comprehensive (loss) income	(1.8)	(11.8)	34.1	—	20.5
Accumulated other comprehensive loss at March 1, 2026	$(138.7)	$(88.2)	$(160.0)	$0.2	$(386.7)
___________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

	Three Months Ended March 2, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at December 01, 2024	$(141.2)	$(9.0)	$(284.3)	$(434.5)
Other comprehensive (loss) income before reclassifications	(0.5)	9.0	(5.4)	3.1
Amounts reclassified from accumulated other comprehensive loss	1.8	2.4	—	4.2
Net increase (decrease) in other comprehensive income (loss)	1.3	11.4	(5.4)	7.3
Accumulated other comprehensive loss at March 2, 2025	$(139.9)	$2.4	$(289.7)	$(427.2)
_____________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended March 1, 2026
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$455.0	$222.3	$143.2	$10.5	$831.0
Direct-to-consumer	400.7	273.7	204.3	32.8	911.5
Total net revenues	$855.7	$496.0	$347.5	$43.3	$1,742.5

	Three Months Ended March 2, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$422.2	$170.2	$135.0	$11.9	$739.3
Direct-to-consumer	360.8	230.3	173.1	23.3	787.5
Total net revenues	$783.0	$400.5	$308.1	$35.2	$1,526.8
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of March 1, 2026 and November 30, 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 13: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Foreign exchange management gains (losses)(1)	$5.6	$(10.8)
Foreign currency transaction (losses) gain(2)	(5.5)	2.2
Marketable securities losses	(0.7)	(5.2)
Legal settlement gain (3)	33.0	—
Other, net	10.2	9.7
Total other income (expense), net	$42.6	$(4.1)
____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. For the three months ended March 1, 2026, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Australian dollar. For the three months ended March 2, 2025, losses were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Euro.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuations on the Company's foreign currency denominated balances. For the three months ended March 1, 2026, losses were primarily due to the impact of U.S. dollar weakening against the Euro, Australian dollar, and Mexican peso. For the three months ended March 2, 2025, gains were primarily due to the impact of U.S. dollar strengthening against the Euro.
(3)During the three months ended March 1, 2026 the Company recognized a gain related to a trademark infringement legal settlement.
NOTE 14: INCOME TAXES

The Company’s effective income tax rate was 22.4% for the three months ended March 1, 2026, compared to 20.6% for the same prior-year period. The increase in the effective tax rate in the current quarter was primarily due to a higher effective tax rate on foreign earnings compared with the prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 15: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions, except per share amounts)
Numerator:
Net income from continuing operations	$177.1	$140.2
Net income (loss) from discontinued operations, net of taxes	(1.3)	(5.2)
Net income	$175.8	$135.0
Denominator:
Weighted-average common shares outstanding - basic	389,907,760	396,576,662
Dilutive effect of stock awards	4,289,041	3,469,720
Weighted-average common shares outstanding - diluted	394,196,801	400,046,382
Earnings (loss) per common share:
Continuing operations - Basic	$0.45	$0.35
Discontinued operations - Basic	—	(0.01)
Net income - Basic	$0.45	$0.34

Continuing operations - Diluted	$0.45	$0.35
Discontinued operations - Diluted	—	(0.01)
Net income - Diluted	$0.45	$0.34
Anti-dilutive securities excluded from calculation of diluted earnings per share	1,827,299	3,911,185
NOTE 16: RELATED PARTIES
Michelle Gass (President and Chief Executive Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice Chair of the Levi Strauss Foundation. During the three months ended March 1, 2026, the Company donated $7.7 million to the Levi Strauss Foundation as compared to $4.4 million for the same prior-year period. During the three months ended March 1, 2026, the Company recognized expenses related to their donation commitments of $2.6 million as compared to $0.8 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026
NOTE 17: BUSINESS SEGMENT INFORMATION
The Company manages its business according to three reportable segments: Americas, Europe, and Asia, collectively comprising the Company’s Levi’s Brands business, which includes Levi’s® and Levi Strauss Signature™ brands. The Beyond Yoga® business is managed separately and does not meet the quantitative threshold for reportable segments. Corporate expenses are comprised of selling, general and administrative expenses that management does not attribute to any of our operating segments and these expenses primarily relate to corporate administration, information resources, finance and human resources functional and organizational costs. At the end of the first quarter of 2025, the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business and on July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The Company sold the remaining Dockers® operations in multiple closings during the first quarter of 2026, with the final closing on February 27, 2026. Accordingly, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented and excluded the business from segment results for all periods presented. See Note 2 “Discontinued Operations”.
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
Business segment information for the Company is as follows:

	Three Months Ended March 1, 2026
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$855.7	$496.0	$347.5	$1,699.2
Beyond Yoga® net revenues				43.3
Total net revenues				$1,742.5

Segment cost of goods sold	376.9	131.7	128.8
Segment selling, general, and administrative	315.6	235.1	148.3

Segment operating income	$163.2	$129.2	$70.4	$362.8
Beyond Yoga® operating loss				(0.8)
Restructuring charges, net(1)				(7.9)
Corporate expenses				(155.4)
Interest expense				(13.1)
Other income (expense), net(2)				42.6
Income from continuing operations before income taxes				$228.2
____________
(1)     For the three months ended March 1, 2026 restructuring charges, net consisted primarily of severance and post-employment benefit charges.
(2)     For the three months ended March 1, 2026 other income (expense), net includes a $33.0 million gain on legal settlement.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026

	Three Months Ended March 2, 2025
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$783.0	$400.5	$308.1	$1,491.6
Beyond Yoga® net revenues				35.2
Total net revenues				$1,526.8

Segment cost of goods sold	337.2	117.6	117.4
Segment selling, general, and administrative	276.1	180.5	132.8

Segment operating income	$169.7	$102.4	$57.9	$330.0
Beyond Yoga® operating loss				(3.1)
Restructuring charges, net(1)				(6.7)
Corporate expenses				(128.6)
Interest expense				(10.9)
Other income (expense), net				(4.1)
Income from continuing operations before income taxes				$176.6
____________
(1)For the three months ended March 2, 2025 restructuring charges, net consisted primarily of severance, post-employment benefit charges, contract termination costs and asset impairments in connection with Project Fuel.

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$15.1	$14.6
Europe	8.4	6.9
Asia	5.2	4.4
Total segment depreciation and amortization expense	28.7	25.9
Beyond Yoga and unallocated	26.7	22.2
Total continuing operations depreciation and amortization expense	$55.4	$48.1

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MARCH 1, 2026

	March 1, 2026
	Levi's Brands
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$681.1	$175.9	$186.9	$1,043.9	$76.7	$1,120.6
All other assets					5,454.2	5,454.2
Total assets						$6,574.8
____________

(1)	Unallocated inventories include $40.4 million of Beyond Yoga inventory.

	November 30, 2025
	Levi's Brands
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$761.7	$161.3	$178.1	$1,101.1	$136.6	$1,237.7
All other assets					5,611.1	5,611.1
Total assets						$6,848.8
____________

(1)	Unallocated inventories include $38.5 million of Beyond Yoga inventory.
NOTE 18: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$55.7	$49.2
Inventories	140.2	55.0
Accounts payable	(114.7)	(104.5)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(59.4)	(57.5)
Right-of-use operating lease assets and current and non-current operating lease liabilities, net	(7.6)	(3.2)
Other current and non-current assets	5.1	(29.5)
Other current and long-term liabilities	(22.8)	(74.3)
Net change in operating assets and liabilities	$(3.5)	$(164.8)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended November 30, 2025, filed with the Securities and Exchange Commission on January 28, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. We use a 52- or 53-week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. References to 2026 and 2025 below in this section are references to our fiscal years ending in November 2026 and November 2025, respectively, unless otherwise indicated. See “Financial Information Presentation - Fiscal Year.”
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
Overview
We are an iconic American company with a rich history of profitable growth, quality, innovation and corporate citizenship. Our story began in San Francisco, California, in 1853 as a wholesale dry goods business. We created the first riveted blue jean 20 years later. Today we design, market and sell products that include jeans, casual and dress pants, activewear, tops, shorts, skirts, dresses, jackets and related accessories for men, women and children around the world under our Levi’s®, Levi Strauss Signature™ and Beyond Yoga® brands. We service our consumers through our global infrastructure which develops, sources and markets our products around the world.
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of March 1, 2026, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,300 brand-dedicated stores and shop-in-shops. As of March 1, 2026, we had 1,232 company-operated stores located in 38 countries and approximately 520 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% and 69% of our total units sold in the first three months of 2026 and 2025, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 29% and 28% of our total units sold in the first three months of 2026 and 2025, respectively. The remainder of our products are accessories. Men’s products generated 59% and 61% of our net revenues in the first three months of 2026 and 2025, respectively. Women’s products generated 40% and 38% of our net revenues in the first three months of 2026 and 2025, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, accessories and pants excluding jeans – represented 37% and 35% of our net revenues in the first three months of 2026 and 2025, respectively.
Our Europe and Asia businesses, collectively, contributed 48% and 46% of our net revenues in the first three months of 2026 and 2025, respectively. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 61% and 57% of our net revenues in the first three months of 2026 and 2025, respectively. Sales of Levi’s® brand products represented approximately 94% of our net revenues in the first three months of both 2026 and 2025.
Our wholesale channel generated 48% of our net revenues in the first three months of both 2026 and 2025. Sales to franchise partners, included as a component of our wholesale channel, generated 7% of our net revenues in the first three months of both 2026 and 2025. Our DTC channel generated 52% of our net revenues in the first three months of both 2026 and 2025 with our company operated e-commerce business representing 25% and 24% of DTC channel net revenues in the first three months of 2026 and 2025, respectively, and 13% and 12% of total net revenues in the first three months of 2026 and 2025, respectively.
Sale of Dockers®
In the fourth quarter of 2024, the Company announced it had initiated a formal review of strategic alternatives for the Dockers® brand, which could include a potential sale or other strategic transaction. During the second quarter of 2025 the Company entered into a definitive agreement to sell its Dockers® business, subject to customary closing conditions. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The Company sold the remaining Dockers® operations in multiple closings during the first quarter of 2026, with the final closing on February 27, 2026. The Dockers® business was reported as discontinued operations in the consolidated statements of income for all periods presented. The current year and prior year metrics included in this Management’s Discussion and Analysis exclude the impact of Dockers®.
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Reciprocal tariffs previously imposed on products imported into the U.S. from most jurisdictions, along with retaliatory actions by other countries, have created an uncertain environment for global trade. On February 20, 2026 a U.S. Supreme Court ruling invalidated the tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”) on products imported into the U.S., which introduced the potential for such previously collected tariffs to be refunded by the U.S. government. Through the first quarter of 2026, the Company paid approximately $80 million of these tariffs. The U.S. government subsequently imposed new tariffs under a separate authority prospectively in response to the ruling, all of which have created additional tariff uncertainty. Many of our products are produced in countries, such as Bangladesh, Cambodia, Pakistan, and Vietnam, that were subject to the recently invalidated U.S. IEEPA tariffs, and are subject to new prospective tariffs. There may be additional tariff actions or increases to existing tariffs in the future in response to the recently invalidated tariffs. As a result of these tariff actions, retaliatory actions taken by other countries in response, and ongoing uncertainty regarding U.S. trade policy, the cost of our inventory in the U.S. has increased and may increase further in the future. These increased costs could lead to a significant increase in cost of sales and a significant reduction in gross margin and income from operations. We are monitoring the changing tariffs and trade restrictions, assessing the impact on our business and taking steps to mitigate their impact. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, and retaliatory or other measures are difficult to predict, including related unfavorable impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely affect our business.

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
•Macroeconomic pressures in the U.S. and the global economy such as changes in tariff regimes, inflation, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers as consumers may reduce discretionary spending. These trends historically have impacted and may impact our future financial results, affecting revenue, margins and net income.
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
•The current domestic and international political environment, including volatile trade relations and military and civil conflicts, and most recently heightened military action in the Middle East, have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. This environment has affected and may continue to affect consumer sentiment and demand and production and distribution lead times, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing and logistics practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
•Foreign currencies continue to be volatile, with the volatility increasing due to the imposition of tariffs and evolving trade policies. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Euro, Mexican peso and Australian dollar, has in the past and may in the future adversely impact our financial results, revenue, operating margins and net income.
•Tax legislation continues to evolve globally with new laws and regulations that create uncertainty and may adversely affect our financial results. The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two framework. The Company does not expect the impact of Pillar Two will be significant to our financial results in the short term. Additionally, U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including extension of the Tax Cuts and Jobs Act and modifications to the international tax framework. We do not expect the OBBBA to have a material impact to our financial results and we will continue to monitor its impacts as the legislative landscape evolves.
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

For additional information regarding these risks, as well as other risks we face, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2025 (“2025 Annual Report on Form 10-K”).
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2025, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25%, 28%, respectively, of our total net revenues for the year.
Our First Quarter 2026 Results
•Net revenues. Consolidated net revenues increased 14.1% on a reported basis and 9.2% on an organic net revenues basis compared to the first quarter of 2025 reflecting net revenue growth across all regions and in both DTC and wholesale channels.
•Net income from continuing operations. We recognized consolidated net income from continuing operations of $177.1 million, compared to $140.2 million in the first quarter of 2025. The increase was primarily driven by higher net revenues and a legal settlement gain, partially offset by higher selling, general and administrative expenses (“SG&A”). Net income margin from continuing operations was 10.2%, up from 9.2% in the first quarter of 2025. Operating margin was 11.4%, down from 12.5% in the first quarter of 2025.
•Adjusted EBIT. Compared to the first quarter of 2025, Adjusted EBIT increased 6.8% to $217.8 million from $204.0 million primarily driven by higher net revenues, partially offset by the impact of tariffs and higher advertising and promotion expense. Adjusted EBIT margin was 12.5%, 90 basis points lower than the first quarter of 2025 on a reported basis, and 140 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the first quarter of 2025, Adjusted net income increased to $166.7 million from $150.0 million due to higher Adjusted EBIT described above.
•Diluted earnings per share from continuing operations. We recognized diluted earnings per share from continuing operations of $0.45, compared to $0.35 in the first quarter of 2025 mainly due to the higher Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the first quarter of 2025, Adjusted diluted earnings per share increased to $0.42 from $0.38, mainly due to the higher Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.01.
For more information on Organic net revenues, Adjusted EBIT, Adjusted EBIT margin, Adjusted net income and Adjusted diluted earnings per share, measures not prepared in accordance with GAAP, and reconciliations of such measures to net revenues, net income from continuing operations, net income margin from continuing operations and diluted earnings per share from continuing operations, see “Non-GAAP Financial Measures.”
Financial Information Presentation
Fiscal year.    We use a 52- or 53- week fiscal year, with each fiscal year ending on the Sunday that is closest to November 30 of that year. Certain of our foreign subsidiaries have fiscal years ending November 30. Each fiscal year generally consists of four 13-week quarters, with each quarter ending on the Sunday that is closest to the last day of the last month of that quarter. Fiscal year 2026 is a 52-week year, ending on November 29, 2026 and fiscal year 2025 was a 52-week year, ending on November 30, 2025. Each quarter of fiscal years 2026 and 2025 consists of 13 weeks.
Segments.    Our Levi’s Brands business, which includes Levi’s® and Levi Strauss Signature™ brands, is defined by geographical regions into three segments: Americas, Europe and Asia. Our Beyond Yoga® business, which is managed separately, does not meet the quantitative thresholds for reportable segments but is presented separately to increase transparency of our performance.
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

Results of Operations
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)	March 1, 2026 % of Net Revenues	March 2, 2025 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,742.5	$1,526.8	14.1%	100.0%	100.0%
Cost of goods sold	664.2	579.2	14.7%	38.1%	37.9%
Gross profit	1,078.3	947.6	13.8%	61.9%	62.1%
Selling, general and administrative expenses	871.7	749.3	16.3%	50.0%	49.1%
Restructuring charges, net	7.9	6.7	17.9%	0.5%	0.4%
Operating income	198.7	191.6	3.7%	11.4%	12.5%
Interest expense	(13.1)	(10.9)	20.2%	(0.8)%	(0.7)%
Other income (expense), net	42.6	(4.1)	*	2.4%	(0.3)%
Income from continuing operations before income taxes	228.2	176.6	29.2%	13.1%	11.6%
Income tax expense	51.1	36.4	40.4%	2.9%	2.4%
Net income from continuing operations	177.1	140.2	26.3%	10.2%	9.2%
Net income (loss) from discontinued operations, net of taxes	(1.3)	(5.2)	(75.0)%	(0.1)%	(0.3)%
Net income	$175.8	$135.0	30.2%	10.1%	8.8%
Earnings (loss) per common share:
Continuing operations - Basic	$0.45	$0.35	*	*	*
Discontinued operations - Basic	—	(0.01)	*	*	*
Net income - Basic	$0.45	$0.34	*	*	*

Continuing operations - Diluted	$0.45	$0.35	*	*	*
Discontinued operations - Diluted	—	(0.01)	*	*	*
Net income - Diluted	$0.45	$0.34	*	*	*
Weighted-average common shares outstanding (in millions):
Basic	389.9	396.6	(1.7)%	*	*
Diluted	394.2	400.0	(1.5)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and organic net revenues basis from period to period.

	Three Months Ended
			% Increase (Decrease)
	March 1, 2026	March 2, 2025	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$855.7	$783.0	9.3%	7.1%
Europe	496.0	400.5	23.8%	9.8%
Asia	347.5	308.1	12.8%	12.4%
Total Levi’s Brands net revenues	1,699.2	1,491.6	13.9%	8.9%
Beyond Yoga®	43.3	35.2	23.0%	23.0%
Total net revenues	$1,742.5	$1,526.8	14.1%	9.2%

Net revenues by channel:
Wholesale	$831.0	$739.3	12.4%	8.4%
DTC	911.5	787.5	15.7%	10.0%
Total net revenues	$1,742.5	$1,526.8	14.1%	9.2%

Levi’s Brands net revenues:
Levi’s®	$1,633.5	$1,432.8	14.0%	8.7%
Levi Strauss SignatureTM	65.7	56.5	16.3%	15.9%
Denizen® (1)	—	2.3	(100.0)%	*
Total Levi’s Brands net revenues	$1,699.2	$1,491.6	13.9%	8.9%
______________
(1)The wind down of Denizen® brand operations was substantially complete as of March 2, 2025.
* Not meaningful

Total net revenues increased on both a reported and organic net revenues basis for the three-month period ended March 1, 2026, as compared to the same period in 2025. Currency translation had a favorable impact on total net revenues of approximately $71 million for the three months ended March 1, 2026.
Americas.    Currency translation had a favorable impact on net revenues of approximately $18 million for the three months ended March 1, 2026. Net revenues in the Americas increased for the three-month period ended March 1, 2026 on both a reported and organic net revenues basis compared to the prior-year period driven by growth in both DTC and wholesale channels.
The increase in DTC revenues was attributable to growth across all markets, driven primarily by store performance. E-commerce revenues increased primarily due to higher online traffic and higher units per transaction. Wholesale revenues increased primarily due to an increase in average revenues per unit, partially offset by a decrease in volume. DTC and wholesale revenues also benefited from price increases.
Europe.    Currency translation had a favorable impact on net revenues of approximately $51 million for the three months ended March 1, 2026. Net revenues in Europe increased for the three-month period ended March 1, 2026 on both a reported and organic net revenues basis compared to the prior-year period, reflecting growth in both wholesale and DTC channels.
Wholesale revenues increased for the three-month period ended March 1, 2026 compared to the prior year period primarily due to higher volumes. Wholesale revenues in the first quarter of 2025 were negatively impacted by decreased shipping in connection with the transition to the distribution center in Dorsten, Germany. The increase in DTC revenues was primarily due to e-commerce revenues and an increase in revenues from outlet stores.

Asia.    Currency translation did not have a significant impact on net revenues for the three months ended March 1, 2026. Net revenues in Asia increased for the three-month period ended March 1, 2026 compared to the prior year period on both a reported and organic net revenues basis and in both our DTC and wholesale channels.
The increase in DTC revenues was primarily due to store performance and expansion in our company-operated stores as a result of increased average revenues per unit and higher volumes. We benefited from 38 more company-operated stores in operation in Asia as of March 1, 2026 as compared to March 2, 2025. The increase in wholesale revenues was primarily due to an increase in units sold.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis for the three-month period ended March 1, 2026 compared to the prior year period, primarily due to growth in e-commerce net revenues reflecting higher demand. Currency translation did not have an impact on net revenues.
Net revenues by channel
Wholesale.    Currency translation had a favorable impact on net revenues of approximately $29 million for the three months ended March 1, 2026. Net revenues in our wholesale channel increased for the three-month period ended March 1, 2026 compared with the prior-year period on a reported and organic net revenues basis primarily due to higher volumes, and benefited from price increases. Wholesale revenues in the first quarter of 2025 were negatively impacted by decreased shipping in connection with the transition to the distribution center in Dorsten, Germany.
DTC (Direct to Consumer).    Currency translation had a favorable impact on net revenues of approximately $41 million for the three months ended March 1, 2026. Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the three-month period ended March 1, 2026. The increase was driven by store performance and store expansion. E-commerce revenues increased driven primarily by higher traffic, higher units per transaction and higher average revenues per unit. DTC revenues also benefited from price increases. For the three-month period ended March 1, 2026 net revenues from e-commerce on a reported basis grew 21%. As a percentage of net revenues on a reported basis for the three-month period ended March 1, 2026 DTC comprised 52% of total net revenues.
Levi’s Brands net revenues
Levi’s®. Currency translation had a favorable impact on net revenues of approximately $71 million for the three months ended March 1, 2026. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis for the three-month period ended March 1, 2026. The increase was a result of higher revenue in our DTC channel, primarily due to store performance and expansion and higher e-commerce traffic, and an increase in wholesale revenues due to higher volumes. Net revenues for the Levi’s® brand also benefited from price increases.
Levi Strauss Signature™. Currency translation did not have a significant impact on net revenues for the three months ended March 1, 2026. Net revenues for the Levi Strauss Signature™ brand increased on both a reported and organic net revenues basis for the three months ended March 1, 2026 due to more units sold.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,742.5	$1,526.8	14.1%
Cost of goods sold	664.2	579.2	14.7%
Gross profit	$1,078.3	$947.6	13.8%
Gross margin	61.9%	62.1%

Currency translation had a favorable impact on gross profit of approximately $47 million for the three months ended March 1, 2026. For the three-month period ended March 1, 2026, the decrease in gross margin was primarily driven by the impact of tariffs, partially offset by price increases and less promotional activity. Additionally, gross margin increased approximately 30 basis points as a result of currency exchange, including transaction impacts, for the three-month period ended March 1, 2026.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)	March 1, 2026	March 2, 2025
				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$383.6	$330.1	16.2%	22.0%	21.6%
Advertising and promotion	123.1	83.4	47.6%	7.1%	5.5%
Distribution	123.3	114.8	7.4%	7.1%	7.5%
Other	241.7	221.0	9.4%	13.9%	14.5%
Total SG&A	$871.7	$749.3	16.3%	50.0%	49.1%

Currency translation had an unfavorable impact on SG&A of approximately $30 million for the three months ended March 1, 2026.
Selling.   Currency translation had an unfavorable impact on selling expenses of approximately $17 million for the three months ended March 1, 2026. Excluding the effects of currency, selling expenses increased for the three-month period ended March 1, 2026 primarily due to higher DTC store expenses in the current year as compared to the prior-year period, including from store expansion.
Advertising and promotion.   Currency translation had an unfavorable impact on advertising and promotion expenses of approximately $3 million for the three months ended March 1, 2026. Excluding the effects of currency, the increase in advertising and promotion expenses was primarily due to increased spending related to the launch of the Behind Every Original campaign, including a commercial during Super Bowl LX which was held at Levi’s® Stadium.
Distribution.   Currency translation had an unfavorable impact on distribution expenses of approximately $5 million for the three months ended March 1, 2026. Excluding the effects of currency, the increase in distribution expenses was primarily due to increased volume, largely offset by the impact of owned and operated distribution center closures in the prior year.

Other.   Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation had an unfavorable impact on other expenses of approximately $4 million for the three months ended March 1, 2026. The increase in other SG&A expenses for the three-month period ended March 1, 2026 includes the impact of attorney fees of $9.8 million related to a gain on legal settlement, partially offset by a decrease in incentive compensation.
Restructuring charges, net
During the three-month period ended March 1, 2026 we recognized restructuring charges of $7.9 million consisting primarily of severance and other post-employment benefit charges in connection with our continuing global productivity initiative. During the three-month period ended March 2, 2025 we recognized restructuring charges of $6.7 million in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefit charges, contract termination costs and asset impairments.
Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)	March 1, 2026		March 2, 2025
				% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$163.2	$169.7	(3.8)%	19.1%		21.7%
Europe	129.2	102.4	26.2%	26.1%		25.6%
Asia	70.4	57.9	21.5%	20.3%		18.8%
Total Levi’s Brands operating income	362.8	330.0	9.9%	21.4%		22.1%
Beyond Yoga® operating income (loss)	(0.8)	(3.1)	73.0%	(1.9)%		(8.7)%
Restructuring charges, net	(7.9)	(6.7)	(17.0)%	(0.5)%	❖	(0.4)%	❖
Corporate expenses	(155.4)	(128.6)	(20.8)%	(8.9)%	❖	(8.4)%	❖
Total operating income	$198.7	$191.6	3.7%	11.4%	❖	12.5%	❖
Operating margin	11.4%	12.5%
______________
 ❖ Percentage of consolidated net revenues
Currency translation had a favorable impact on total operating income of approximately $17 million for the three months ended March 1, 2026.

Levi’s Brands operating income.
•Americas.  Currency translation had a favorable impact on operating income in the segment of approximately $3 million for the three months ended March 1, 2026. The decrease in operating income for the three-month period ended March 1, 2026 was due to higher SG&A, which increased as a percent of revenue, and lower gross margins, partially offset by higher revenues compared to the prior-year period.
•Europe.   Currency translation had a favorable impact on operating income in the segment of approximately $16 million for the three months ended March 1, 2026. Excluding the effects of currency, operating income increased for the three-month period ended March 1, 2026 compared with the prior-year period primarily due to higher revenues and gross margins partially offset by higher SG&A which increased as a percent of revenue.
•Asia.   Currency translation did not have a significant impact on operating income in the segment for the three months ended March 1, 2026. Excluding the effects of currency, operating income increased for the three-month period ended March 1, 2026 due to an increase in revenues partially offset by higher SG&A.
Beyond Yoga® operating loss. Currency translation did not have a significant impact on operating income in the segment for the three months ended March 1, 2026. The decrease in operating losses for the three-month period ended March 1, 2026 as compared to the prior year period was due to higher revenues and gross margins, partially offset by higher SG&A.
Restructuring charges, net. Currency translation did not have a significant impact on restructuring charges, net for the three months ended March 1, 2026. During the three-month period ended March 1, 2026 we recognized restructuring charges of $7.9 million consisting primarily of severance and other post-employment benefit charges in connection with our continuing global productivity initiative. During the three-month period ended March 2, 2025 we recognized restructuring charges of $6.7 million in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefit charges, contract termination costs and asset impairments.
Corporate expenses.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Currency translation did not have a significant impact on corporate expenses for the three months ended March 1, 2026.
The increase in corporate expenses for the three-month period ended March 1, 2026 compared with the prior year period includes the impact of attorney fees related to a gain on legal settlement of $9.8 million and higher global sourcing costs, partially offset by a decrease in incentive compensation.
Interest expense
Interest expense was $13.1 million and $10.9 million for the three-month periods ended March 1, 2026 and March 2, 2025, respectively. Our weighted-average interest rate on average borrowings outstanding during the three-month periods ended March 1, 2026 and March 2, 2025 was 4.67% and 4.23%, respectively.
Other income (expense), net
For the three-month periods ended March 1, 2026 and March 2, 2025, respectively, we recorded other income of $42.6 million and other expense of $4.1 million, respectively. The increase in other income for the three-month period ended March 1, 2026 was primarily due to the recognition of a legal settlement gain of $33.0 million and foreign exchange management gains of $5.6 million, compared to foreign exchange management losses of $10.8 million in the prior year period. This was partially offset by the recognition of foreign currency transaction losses of $5.5 million, compared to transaction gains of $2.2 million in the prior year.
Income tax expense (benefit)
Our effective income tax rate was 22.4% for the three-month period ended March 1, 2026, compared to 20.6% for the same prior-year period. The increase in the effective tax rate in the current quarter was primarily due to a higher effective tax rate on foreign earnings compared with the prior-year period.
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
As of March 1, 2026, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $831.3 million, and our total availability of $850.4 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $19.1 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $716.6 million and short-term investments of $95.4 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.6 billion. Of our $716.6 million in cash and cash equivalents, approximately $539.6 million was held by foreign subsidiaries.
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

On January 30, 2026, we entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $200.0 million of our Class A common stock as part of our share repurchase program (the “ASR Agreement”). At inception, we made an initial payment of $200.0 million and received and immediately retired 7.8 million shares of our Class A common stock, representing 80% of the dollar amount of the transaction based on the January 29, 2026 closing share price. The initial shares received, which had an aggregate cost of $160.0 million, were retired and recorded as a reduction of Retained Earnings, with the remainder of $40.0 million recorded as a reduction of additional paid-in capital. The total number of shares we will ultimately repurchase will be based on the volume-weighted average price per share of our Class A common stock over the term of the ASR Agreement, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the transactions under the ASR Agreement is expected to occur no later than the third quarter of 2026. We used a portion of the net proceeds from the sale of Dockers® remaining operations to fund the upfront payment due under the ASR Agreement. See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
In April 2026, a cash dividend of $0.14 per share was declared to holders of record of our Class A and Class B common stock at the close of business on April 22, 2026. The cash dividend will be payable on May 6, 2026, for a total quarterly dividend of approximately $54 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
Cash provided by operating activities	$211.5	$52.5
Cash provided by (used for) investing activities	26.3	(71.1)
Cash used for financing activities	(284.1)	(97.5)
Cash and cash equivalents at period end	716.6	574.4
Cash flows from operating activities
Cash provided by operating activities was $211.5 million for the three-month period ended March 1, 2026, as compared to $52.5 million for the comparable period in 2025. The increase in cash provided by operating activities was primarily driven by higher collections of receivables and lower spending on inventory, partially offset by higher spending in SG&A.
Cash flows from investing activities
Cash provided by investing activities was $26.3 million for the three-month period ended March 1, 2026, as compared to cash used for investing activities of $71.1 million for the comparable period in 2025. The increase in net cash provided by investing activities was primarily due to proceeds of $96.3 million from the divestiture of Dockers® international business.
Cash flows from financing activities
Cash used for financing activities was $284.1 million for the three-month period ended March 1, 2026, as compared to $97.5 million for the comparable period in 2025. Cash used in 2026 primarily reflects an accelerated share repurchase of $200.0 million, dividend payments of $53.8 million, and tax withholdings on equity awards of $31.1 million. Cash used in 2025 primarily reflects dividend payments of $51.4 million, common stock repurchases of $30.0 million, and tax withholdings on equity awards of $18.3 million.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.1 billion as of March 1, 2026, 99.9% was fixed-rate debt. As of March 1, 2026, our required aggregate debt principal payments on our unsecured long-term debt were $1.1 billion, with payments starting in 2030. Short-term borrowings of $1.0 million at various foreign subsidiaries are expected to be either paid over the next twelve months or refinanced at the end of their applicable terms.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of March 1, 2026.

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

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative expenses (“SG&A”)	Adjusted SG&A	SG&A expenses excluding goodwill impairment charges and restructuring related charges and other, net
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income from continuing operations	Adjusted EBIT	Net income from continuing operations excluding income tax expense, interest expense, other (income) expense, net, goodwill impairment charges, restructuring charges, net, and restructuring related charges and other, net.
Net income margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income from continuing operations	Adjusted net income
Net income from continuing operations excluding goodwill impairment charges, restructuring charges, net, restructuring related charges and other, net, and gain on legal settlement adjusted to give effect to the income tax impact of such adjustments.

Net income margin from continuing operations	Adjusted net income margin	Adjusted net income as a percentage of net revenues.
Diluted earnings per share from continuing operations	Adjusted diluted earnings per share	Adjusted net income per weighted-average number of diluted common shares outstanding.
We believe Adjusted SG&A, Adjusted SG&A margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted EBITDA, Adjusted net income, Adjusted net income margin, and Adjusted diluted earnings per share are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that we include in calculating net income from continuing operations but that can vary from company to company depending on its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. Our management also uses Adjusted EBIT in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$871.7	$749.3

Non-GAAP measure:
Selling, general and administrative expenses	$871.7	$749.3
Goodwill impairment charges(1)	—	(2.5)
Restructuring related charges and other, net(2)	(11.2)	(3.2)
Adjusted SG&A	$860.5	$743.6

SG&A margin	50.0%	49.1%
Adjusted SG&A margin	49.4%	48.7%
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended March 1, 2026, restructuring related charges and other, net consists primarily of attorney fees related to a gain on legal settlement of $9.8 million.
For the three-month period ended March 2, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$177.1	$140.2

Non-GAAP measure:
Net income from continuing operations	$177.1	$140.2
Income tax expense	51.1	36.4
Interest expense	13.1	10.9
Other (income) expense, net	(42.6)	4.1
Goodwill impairment charges(1)	—	2.5
Restructuring charges, net(2)	7.9	6.7
Restructuring related charges and other, net(3)	11.2	3.2
Adjusted EBIT	$217.8	$204.0
Depreciation and amortization	55.3	49.1
Adjusted EBITDA	$273.1	$253.1

Net income margin from continuing operations	10.2%	9.2%
Adjusted EBIT margin	12.5%	13.4%
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended March 1, 2026, restructuring charges, net consists primarily of severance and post-employment benefit charges.
For the three-month period ended March 2, 2025, restructuring charges, net includes $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
(3)	For the three-month period ended March 1, 2026, restructuring related charges and other, net consists primarily of attorney fees related to a gain on legal settlement of $9.8 million.
For the three-month period ended March 2, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.

Adjusted Net Income:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$177.1	$140.2

Non-GAAP measure:
Net income from continuing operations	$177.1	$140.2
Goodwill impairment charges(1)	—	2.5
Restructuring charges, net(2)	7.9	6.7
Restructuring related charges and other, net(3)	11.4	3.2
Gain on legal settlement	(33.0)	—
Tax impact of adjustments(4)	3.3	(2.6)
Adjusted net income	$166.7	$150.0

Net income margin from continuing operations	10.2%	9.2%
Adjusted net income margin	9.6%	9.8%
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended March 1, 2026, restructuring charges, net consists primarily of severance and post-employment benefit charges.
For the three-month period ended March 2, 2025, restructuring charges, net includes $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
(3)	For the three-month period ended March 1, 2026, restructuring related charges and other, net consists primarily of attorney fees related to a gain on legal settlement of $9.8 million.
For the three-month period ended March 2, 2025, restructuring related charges and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.
(4)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

Adjusted Diluted Earnings per Share:
The following table presents a reconciliation of diluted earnings per share from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted diluted earnings per share for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share from continuing operations	$0.45	$0.35

Non-GAAP measure:
Diluted earnings per share from continuing operations	$0.45	$0.35
Goodwill impairment charges(1)	—	0.01
Restructuring charges, net(2)	0.02	0.02
Restructuring related charges and other, net(3)	0.02	0.01
Gain on legal settlement	(0.08)	—
Tax impact of adjustments(4)	0.01	(0.01)
Adjusted diluted earnings per share	$0.42	$0.38
_____________

(1)	For the three-month period ended March 2, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended March 1, 2026, restructuring charges, net consists primarily of severance and post-employment benefit charges.
For the three-month period ended March 2, 2025, restructuring charges, net includes $6.7 million in connection with Project Fuel consisting primarily of severance, post-employment benefit charges, contract terminations and asset impairments.
(3)	For the three-month period ended March 1, 2026, restructuring related charges and other, net consists primarily of attorney fees related to a gain on legal settlement of $9.8 million.
For the three-month period ended March 2, 2025, restructuring related charges, severance, and other, net primarily relates to consulting costs associated with our restructuring initiative of $2.1 million.
(4)	Tax impact calculated using the annual effective tax rate, excluding discrete costs and benefits.

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

	Three Months Ended
	March 1, 2026	March 2, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$211.5	$52.5
Net cash provided by (used for) investing activities	26.3	(71.1)
Net cash used for financing activities	(284.1)	(97.5)

Non-GAAP measure:
Net cash provided by operating activities	$211.5	$52.5
Purchases of property, plant and equipment	(59.4)	(66.6)
Adjusted free cash flow	$152.1	$(14.1)

Organic Net Revenues and Constant-Currency:
We report our net revenues in accordance with GAAP, as well as on an organic net revenues basis in order to facilitate period-to-period comparisons of our revenues which excludes the impact of fluctuating foreign currency exchange rates from the change in reported net revenues, net revenues derived from business acquisitions or divestitures or wind downs impacting the previous comparable reporting period and the estimated impact of any 53rd week. We report our operating results in accordance with GAAP, as well as on a constant-currency basis in order to facilitate period-to-period comparisons of our results without regard to the impact of fluctuating foreign currency exchange rates. These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
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

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,742.5	$1,526.8	14.1%
Impact of foreign currency exchange rates	—	70.8
Net revenues from Denizen® wind down(2)	—	(2.3)
Organic net revenues	$1,742.5	$1,595.3	9.2%

Americas
As reported	$855.7	$783.0	9.3%
Impact of foreign currency exchange rates	—	18.4
Net revenues from Denizen® wind down(2)	—	(2.3)
Organic net revenues - Americas	$855.7	$799.1	7.1%

Europe
As reported	$496.0	$400.5	23.8%
Impact of foreign currency exchange rates	—	51.3
Organic net revenues - Europe	$496.0	$451.8	9.8%

Asia
As reported	$347.5	$308.1	12.8%
Impact of foreign currency exchange rates	—	1.1
Organic net revenues - Asia	$347.5	$309.2	12.4%

Beyond Yoga®
As reported	$43.3	$35.2	23.0%
Organic net revenues - Beyond Yoga®	$43.3	$35.2	23.0%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the three months ended March 2, 2025.

The table below sets forth the calculation of net revenues by channel on an organic net revenues basis for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,742.5	$1,526.8	14.1%
Impact of foreign currency exchange rates	—	70.8
Net revenues from Denizen® wind down(2)	—	(2.3)
Organic net revenues	$1,742.5	$1,595.3	9.2%

Wholesale
As reported	$831.0	$739.3	12.4%
Impact of foreign currency exchange rates	—	29.5
Net revenues from Denizen® wind down(2)	—	(2.3)
Organic net revenues - Wholesale	$831.0	$766.5	8.4%

DTC
As reported	$911.5	$787.5	15.7%
Impact of foreign currency exchange rates	—	41.3
Organic net revenues - DTC	$911.5	$828.8	10.0%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the three months ended March 2, 2025.

The table below sets forth the calculation of net revenues by brand on an organic net revenues basis for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total Levi’s Brands net revenues
As reported	$1,699.2	$1,491.6	13.9%
Impact of foreign currency exchange rates	—	70.8
Net revenues from Denizen® wind down(1)	—	(2.3)
Organic net revenues	$1,699.2	$1,560.1	8.9%

Levi’s®
As reported	$1,633.5	$1,432.8	14.0%
Impact of foreign currency exchange rates	—	70.6
Organic net revenues - Levi’s®	$1,633.5	$1,503.4	8.7%

Levi Strauss SignatureTM
As reported	$65.7	$56.5	16.3%
Impact of foreign currency exchange rates	—	0.2
Organic net revenues - Levi Strauss SignatureTM	$65.7	$56.7	15.9%

Denizen®
As reported	$—	$2.3	(100.0)%
Impact of foreign currency exchange rates	—	—
Net revenues from Denizen® wind down(1)	—	(2.3)
Organic net revenues - Denizen®	$—	$—	*
_____________

(1)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the three months ended March 2, 2025.

* Not meaningful

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$217.8	$204.0	6.8%
Impact of foreign currency exchange rates	—	17.3	*
Constant-currency Adjusted EBIT	$217.8	$221.3	(1.6)%

Adjusted EBIT margin	12.5%	13.4%	(6.7)%
Impact of foreign currency exchange rates	—%	0.5%	*
Constant-currency Adjusted EBIT margin(2)	12.5%	13.9%	(10.1)%
_____________

(1)	Adjusted EBIT is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful
Constant-Currency Adjusted Net Income and Constant-Currency Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Three Months Ended
	March 1, 2026	March 2, 2025	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$166.7	$150.0	11.1%
Impact of foreign currency exchange rates	—	6.0	*
Constant-currency Adjusted net income	$166.7	$156.0	6.9%
Constant-currency Adjusted net income margin(2)	9.6%	9.8%

Adjusted diluted earnings per share	$0.42	$0.38	10.5%
Impact of foreign currency exchange rates	—	0.01	*
Constant-currency Adjusted diluted earnings per share	$0.42	$0.39	7.7%
_____________

(1)	Adjusted net income is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of March 1, 2026, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2025 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact and foreign exchange counterparty exposures, statements regarding our business strategy and other plans and objectives for our future operations, statements concerning the impacts of macroeconomic conditions and tariffs, statements relating to the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "will be", "will continue", "will likely result", "may", "predicts", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•changes in general economic and financial conditions, inflationary pressures, tariff regimes, including ongoing uncertainty around newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
•potential increases in import tariffs or taxes, impacts from already implemented or announced tariffs, including newly imposed U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, and the implementation of trade restrictions or sanctions;
•the Russia-Ukraine war, escalating conflicts in the Middle East, and the potential impacts of these and other conflicts on global economic and geopolitical conditions, in particular energy prices;
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

•our ability to execute on our commitment to increasing total shareholder returns through our capital allocation priorities and strategies;
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
•future acquisitions of or investments in new businesses;
•planned dispositions and their expected impact;
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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described under Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, in our other filings with the SEC and in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission. We suggest that this document be read in conjunction with our other filings with the U.S. Securities and Exchange Commission.
As used herein, "Levi Strauss", "Levi", "Levi’s”, "the company", "the Company", "we", "us", "our" and similar terms include Levi Strauss & Co. and its subsidiaries, unless the context indicates otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 1, 2026. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of March 1, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended March 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The information contained under Note 9 “Commitments and Contingencies” in the Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended November 30, 2025. There have been no material changes to our previously reported Risk Factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
December 1, 2025 - January 4, 2026	—	$—	—	$440,436,556
January 5, 2026 - February 1, 2026	7,789,679	—	7,789,679	240,436,556
February 2, 2026 - March 1, 2026(2)	—	—	—	240,436,556
Total	7,789,679	$—	7,789,679
_________
(1)We maintain a share repurchase program authorized by the Board. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. Share repurchase authority was $240.4 million as of March 31, 2026.

(2)During the first quarter of 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $200.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $200.0 million and received and immediately retired 7,789,679 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the January 29, 2026 closing share price, over the transaction’s term (the “ASR Agreement”). The total number of shares the Company will ultimately repurchase and the average price per share under the ASR Agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount, pursuant to the terms and conditions of the ASR Agreement, and is expected to occur no later than the third quarter of 2026.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the first quarter ended March 1, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
David Jedrzejek Senior Vice President and General Counsel	Adopt	February 6, 2026	February 6, 2026 - February 5, 2027	Y	Up to 36,430 shares of Class A Common Stock
_____________
* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/21/2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	April 7, 2026		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ TIMOTHY J. DAVIS
Timothy J. Davis Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)