Form 10-Q
period 2026-05-31
LEVI STRAUSS & CO
filed 2026-07-08
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of July 1, 2026, the registrant had 100,456,337 shares of Class A common stock, $0.001 par value per share and 284,394,225 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31, 2026	November 30, 2025

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$849.3	$757.9
Short-term investments in marketable securities	128.5	90.9
Trade receivables, net	586.2	774.7
Inventories	1,157.6	1,237.7
Other current assets	245.3	238.5
Current assets held for sale	—	54.0
Total current assets	2,966.9	3,153.7
Property, plant and equipment, net	659.8	681.8
Goodwill	282.0	280.6
Other intangible assets, net	192.8	194.4
Deferred tax assets, net	839.9	830.1
Operating lease right-of-use assets, net	1,141.3	1,148.2
Other non-current assets	544.8	538.7
Non-current assets held for sale	—	21.3
Total assets	$6,627.5	$6,848.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$598.5	$597.6
Accrued salaries, wages and employee benefits	192.9	244.7
Accrued sales returns and allowances	190.8	226.1
Short-term operating lease liabilities	268.3	260.7
Other accrued liabilities	602.7	703.4
Total current liabilities	1,853.2	2,032.5
Long-term debt	1,043.0	1,039.2
Long-term operating lease liabilities	984.3	1,005.6
Long-term employee related benefits	244.3	252.7
Other long-term liabilities	230.3	240.2
Total liabilities	4,355.1	4,570.2

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 99,130,650 shares and 103,620,225 shares issued and outstanding as of May 31, 2026 and November 30, 2025, respectively; and 422,000,000 Class B shares authorized, 285,717,276 shares and 286,756,831 shares issued and outstanding, as of May 31, 2026 and November 30, 2025, respectively	0.4	0.4
Additional paid-in capital	754.9	788.1
Retained earnings	1,896.8	1,897.3
Accumulated other comprehensive loss	(379.7)	(407.2)
Total stockholders’ equity	2,272.4	2,278.6
Total liabilities and stockholders’ equity	$6,627.5	$6,848.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,562.0	$1,446.0	$3,304.5	$2,972.8
Cost of goods sold	582.9	540.2	1,247.1	1,119.4
Gross profit	979.1	905.8	2,057.4	1,853.4
Selling, general and administrative expenses	843.4	791.0	1,715.1	1,540.3
Restructuring charges, net	13.5	6.8	21.4	13.5
Operating income	122.2	108.0	320.9	299.6
Interest expense	(12.9)	(11.8)	(26.0)	(22.7)
Other income (expense), net	12.9	6.3	55.5	2.2
Income from continuing operations before income taxes	122.2	102.5	350.4	279.1
Income tax expense	27.4	22.9	78.5	59.3
Net income from continuing operations	94.8	79.6	271.9	219.8
Net loss from discontinued operations, net of taxes	(7.5)	(12.6)	(8.8)	(17.8)
Net income	$87.3	$67.0	$263.1	$202.0
Earnings (loss) per common share:
Continuing operations - Basic	$0.25	$0.20	$0.70	$0.55
Discontinued operations - Basic	(0.02)	(0.03)	(0.02)	(0.04)
Net income - Basic	$0.23	$0.17	$0.68	$0.51

Continuing operations - Diluted	$0.24	$0.20	$0.69	$0.55
Discontinued operations - Diluted	(0.02)	(0.03)	(0.02)	(0.04)
Net income - Diluted	$0.22	$0.17	$0.67	$0.51
Weighted-average common shares outstanding:
Basic	385,982,038	396,411,904	387,976,602	396,498,984
Diluted	389,629,216	399,048,949	392,300,262	400,106,225

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions) (Unaudited)
Net income	$87.3	$67.0	$263.1	$202.0
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	4.8	1.9	3.4	3.7
Derivative instruments gains (losses)	16.6	(79.3)	0.3	(64.8)
Foreign currency translation gains (losses)	(16.6)	93.1	27.6	86.3
Unrealized gains (losses) on marketable securities	(0.2)	—	(0.2)	—
Total other comprehensive income, before related income taxes	4.6	15.7	31.1	25.2
Income tax (expense) benefit related to items of other comprehensive income	2.4	(1.6)	(3.6)	(3.8)
Comprehensive income, net of taxes	$94.3	$81.1	$290.6	$223.4

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended May 31, 2026
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at March 1, 2026	384.6	$0.4	$729.5	$1,863.4	$(386.7)	$2,206.6
Net income	—	—	—	87.3	—	87.3
Other comprehensive income, net of tax	—	—	—	—	7.0	7.0
Stock-based compensation and dividends, net	0.2	—	24.3	—	—	24.3
Employee stock purchase plan	0.1	—	1.7	—	—	1.7
Tax withholdings on equity awards	—	—	(0.6)	—	—	(0.6)
Cash dividends declared ($0.14 per share)	—	—	—	(53.9)	—	(53.9)
Balance at May 31, 2026	384.9	$0.4	$754.9	$1,896.8	$(379.7)	$2,272.4

	Six Months Ended May 31, 2026
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 30, 2025	390.4	$0.4	$788.1	$1,897.3	$(407.2)	$2,278.6
Net income	—	—	—	263.1	—	263.1
Other comprehensive income, net of tax	—	—	—	—	27.5	27.5
Stock-based compensation and dividends, net	2.1	—	40.1	—	—	40.1
Employee stock purchase plan	0.2	—	3.5	—	—	3.5
Accelerated share repurchase, including excise tax	(7.8)	—	(45.1)	(155.9)	—	(201.0)
Tax withholdings on equity awards	—	—	(31.7)	—	—	(31.7)
Cash dividends declared ($0.28 per share)	—	—	—	(107.7)	—	(107.7)
Balance at May 31, 2026	384.9	$0.4	$754.9	$1,896.8	$(379.7)	$2,272.4
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 1, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at March 2, 2025	395.3	$0.4	$735.7	$1,725.6	$(427.2)	$2,034.5
Net income	—	—	—	67.0	—	67.0
Other comprehensive income, net of tax	—	—	—	—	14.1	14.1
Stock-based compensation and dividends, net	0.2	—	24.9	—	—	24.9
Employee stock purchase plan	0.1	—	1.6	—	—	1.6
Repurchase of common stock	—	—	—	(0.5)	—	(0.5)
Tax withholdings on equity awards	—	—	(0.2)	—	—	(0.2)
Cash dividends declared ($0.13 per share)	—	—	—	(51.4)	—	(51.4)
Balance at June 1, 2025	395.6	$0.4	$762.0	$1,740.7	$(413.1)	$2,090.0

	Six Months Ended June 1, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at December 1, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5
Net income	—	—	—	202.0	—	202.0
Other comprehensive income, net of tax	—	—	—	—	21.4	21.4
Stock-based compensation and dividends, net	1.6	—	44.2	—	—	44.2
Employee stock purchase plan	0.2	—	3.7	—	—	3.7
Repurchase of common stock	(1.6)	—	—	(30.5)	—	(30.5)
Tax withholdings on equity awards	—	—	(18.5)	—	—	(18.5)
Cash dividends declared ($0.26 per share)	—	—	—	(102.8)	—	(102.8)
Balance at June 1, 2025	395.6	$0.4	$762.0	$1,740.7	$(413.1)	$2,090.0
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	May 31, 2026	June 1, 2025

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$263.1	$202.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.8	99.6
Property, plant, equipment impairment, and early lease terminations, net	0.9	14.8
Gain on sale of business, prior to costs to sell	(33.6)	—
Gain on sale of assets	—	(8.5)
Stock-based compensation	40.1	44.2
Deferred income taxes	(2.0)	(17.2)
Other, net	(7.3)	7.6
Net change in operating assets and liabilities	108.3	(104.5)
Net cash provided by operating activities	482.3	238.0
Cash Flows from Investing Activities:
Proceeds from sale of business	96.3	—
Purchases of property, plant and equipment	(99.3)	(106.1)
Net proceeds from sales of assets	—	22.3
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, net	(5.1)	36.6
Payments to acquire short-term investments	(87.6)	(83.5)
Proceeds from sale, maturity and collection of short-term investments	50.6	1.0
Other investing activities, net	(6.4)	—
Net cash used for investing activities	(51.5)	(129.7)
Cash Flows from Financing Activities:
Accelerated share repurchase, including excise tax	(201.0)	—
Repurchase of common stock	—	(30.5)
Tax withholdings on equity awards	(31.7)	(18.5)
Dividends to stockholders	(107.7)	(102.8)
Other financing activities, net	(0.5)	(0.6)
Net cash used for financing activities	(340.9)	(152.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1.5	7.7
Net increase (decrease) in cash and cash equivalents and restricted cash	91.4	(36.4)
Beginning cash and cash equivalents	757.9	690.0
Ending cash and cash equivalents	$849.3	$653.6

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$37.9	$50.5
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the period, net of refunds	$105.0	$84.4
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended May 31, 2026 may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2026.
The Company’s fiscal year ends on the Sunday that is closest to November 30 of that year. Each quarter of both fiscal years 2026 and 2025 consists of 13 weeks. All references to years and quarters relate to fiscal years and quarters rather than calendar years and quarters.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.5 billion and $1.4 billion as of May 31, 2026 and November 30, 2025, respectively.
Prepaid Expenses
Prepaid expenses included in “Other current assets” were $152.9 million and $138.0 million as of May 31, 2026 and November 30, 2025, respectively.
Share Repurchases
On January 30, 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution (“the ASR Agreement”) to repurchase an aggregate of $200.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $200.0 million and received and immediately retired 7.8 million shares of its Class A common stock, representing 80% of the dollar amount of the transaction, which had an aggregate cost of $160.0 million based on the January 29, 2026 closing share price. The initial shares received, which had an aggregate cost of $155.9 million based on the January 30, 2026 closing share price, were retired and recorded as a reduction of Retained Earnings, with the remainder of $45.1 million recorded as a reduction of additional paid-in capital. The total number of shares the Company will ultimately repurchase will be based on the volume-weighted average price per share of the Company's Class A common stock over the term of the ASR Agreement, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the transactions under the ASR Agreement is expected to occur in the third quarter of 2026. No shares were repurchased during the second quarter of 2026.
During the six months ended June 1, 2025, the Company repurchased 1.6 million shares for $30.0 million, plus broker's commissions, in the open market. This equates to an average repurchase price of approximately $18.45 per share for the six months ended June 1, 2025. No shares were repurchased during the second quarter of 2025.
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
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
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
Reclassification
Certain amounts on the statements of cash flows have been conformed to the May 31, 2026 presentation.
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
NOTE 2: DISCONTINUED OPERATIONS
In the fourth quarter of 2024 the Company announced it had initiated a formal review of strategic alternatives to the global Dockers® brand, which could include a sale or other strategic transactions. During the first quarter of 2025, the Company commenced a sale process of its Dockers® business and the Company determined that the Dockers® business met held for sale and discontinued operations accounting criteria. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business for an initial transaction value of $311 million, subject to customary adjustments and closing conditions, with the potential to reach up to $391 million through an $80 million earnout opportunity in future years based on the performance of the Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada for gross proceeds of $194.7 million, resulting in a gain on sale of $139.0 million, net of direct costs to sell. The Company sold the remaining Dockers® operations in multiple closings during the first quarter of 2026, with the final closing on February 27, 2026, for gross proceeds of $96.3 million, resulting in a gain on sale of $17.3 million, net of direct costs to sell.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
The following table reconciles the gross proceeds with the gain on sale of the remaining Dockers® operations included in “Net income (loss) from discontinued operations, net of taxes”:

Six Months Ended
May 31, 2026
(Dollars in millions)

Gross proceeds	$96.3
Less direct costs to sell	16.3
Less carrying amount of Dockers® remaining operations	62.7
Gain on sale of Dockers® remaining operations	$17.3
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
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
The following table presents the assets and liabilities held for sale:

November 30, 2025

(Dollars in millions)
Current Assets:
Inventories	$54.0
Total current assets held for sale	54.0
Property, plant and equipment, net	6.9
Operating lease right-of-use assets, net	14.4
Total non-current assets held for sale	21.3
Total assets held for sale	$75.3

Current Liabilities:
Short-term operating lease liabilities	$3.9
Total current liabilities held for sale	3.9
Long-term operating lease liabilities	6.1
Total long-term liabilities held for sale	6.1
Total liabilities held for sale	$10.0
The following table presents the results of discontinued operations:

	Three Months Ended	Six Months Ended
	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
Net revenues	$71.8	$31.0	$139.2
Cost of goods sold	37.3	14.6	68.3
Gross profit	34.5	16.4	70.9
Selling, general and administrative expenses	44.1	31.4	85.6
Restructuring charges, net	6.5	8.8	8.3
Operating loss	(16.1)	(23.8)	(23.0)
Other expense	—	(2.9)	—
Income (loss) from discontinued operations before gain on sale and income taxes	(16.1)	(26.7)	(23.0)
Gain on sale of Dockers® remaining operations before income taxes	—	17.3	—
Total income (loss) from discontinued operations before income taxes	(16.1)	(9.4)	(23.0)
Income tax expense (benefit)	(3.5)	(0.6)	(5.2)
Net income (loss) from discontinued operations, net of taxes	$(12.6)	$(8.8)	$(17.8)

Discontinued operations results for the three months ended May 31, 2026 consisted primarily of expenses in connection with winding down remaining operations and adjustments to the gain on sale. Cash flows related to discontinued operations are included in the consolidated statements of cash flows. The gain on sale of Dockers® remaining operations of $33.6 million, prior to costs to sell, was an adjustment to reconcile net income to net cash provided by operating activities and the proceeds from sale of $96.3 million were included in cash flows from investing activities. There were no other significant operating noncash items or investing activities cash flows from discontinued operations during the three and six months ended May 31, 2026 and June 1, 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	May 31, 2026			November 30, 2025
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$112.4	$112.4	$—	$107.7	$107.7	$—
Short-term investments in marketable securities	128.5		128.5	90.9	—	90.9
Derivative instruments(3)	11.7	—	11.7	6.8	—	6.8
Total	$252.6	$112.4	$140.2	$205.4	$107.7	$97.7
Financial liabilities carried at fair value
Derivative instruments(3)	$12.0	$—	$12.0	$13.4	$—	$13.4
_____________
(1)Fair values estimated using Level 1 inputs are inputs which consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Rabbi trust assets consist of marketable securities.
(2)Fair values estimated using Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and include among other things quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. Short-term investments in marketable securities consist of fixed income securities. For forward foreign exchange contracts, inputs include foreign currency exchange and interest rates and, where applicable, credit default swap prices.
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	May 31, 2026		November 30, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
4.000% senior notes due 2030(1)	$553.2	$551.1	$550.8	$559.7
3.50% senior notes due 2031(1)	500.6	460.0	500.3	467.8
Total	$1,053.8	$1,011.1	$1,051.1	$1,027.5
_____________
(1)Fair values are estimated using Level 2 inputs and incorporate mid-market price quotes. Level 2 inputs are inputs other than quoted prices that are observable for the liability, either directly or indirectly, and include among other things quoted prices for similar liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 4: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of May 31, 2026, the Company had forward foreign exchange contracts derivatives to buy $754.0 million and to sell $894.5 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through May 2027.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	May 31, 2026			November 30, 2025
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$6.6	$—	$6.6	$5.9	$—	$5.9
Foreign exchange risk cash flow hedges(2)	—	(11.0)	(11.0)	—	(11.8)	(11.8)
Total	$6.6	$(11.0)		$5.9	$(11.8)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$11.7	$(6.6)	$5.1	$6.8	$(5.9)	$0.9
Forward foreign exchange contracts(2)	11.0	(12.0)	(1.0)	11.8	(13.4)	(1.6)
Total	$22.7	$(18.6)		$18.6	$(19.3)
Non-derivatives designated as hedging instruments
4.000% Euro senior notes due 2030	$—	$(553.4)		$—	$(550.8)
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
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	May 31, 2026			November 30, 2025
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$29.3	$(9.8)	$19.5	$24.5	$(12.8)	$11.7
Financial liabilities	(29.6)	9.8	(19.8)	(31.1)	12.8	(18.3)
Total			$(0.3)			$(6.6)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of May 31, 2026	As of November 30, 2025	Three Months Ended		Six Months Ended
			May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
Foreign exchange risk contracts	$(19.9)	$(22.8)	$(10.6)	$3.4	$(15.7)	$1.0
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(66.3)	(63.7)	—	—	—	—
Cumulative income taxes	26.4	25.3	—	—	—	—
Total	$(75.0)	$(76.4)
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
There was no hedge ineffectiveness for the six months ended May 31, 2026. Within the next 12 months, an $18.6 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
Amount of Gain (Loss) on Cash Flow Hedge Activity:
Net revenues	$0.8	$(1.1)	$2.0	$(2.6)
Cost of goods sold	(11.4)	4.5	(17.7)	3.6
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
Forward foreign exchange contracts:
Realized gain (loss) (1)	$2.8	$34.6	$7.9	$29.3
Unrealized gain (loss)	5.8	6.3	6.3	0.8
Total	$8.6	$40.9	$14.2	$30.1
_____________
(1)The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.
NOTE 5: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	May 31, 2026	November 30, 2025

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$178.0	$195.5
Accrued advertising and promotion	69.0	56.9
Taxes other than income taxes payable	63.0	83.7
Restructuring liabilities	47.3	55.8
Accrued income taxes	42.0	55.6
Accrued property, plant and equipment	37.9	51.4
Fair value derivatives	12.0	13.4
Accrued interest payable	11.2	12.2
Accrued rent	8.5	10.2
Other	133.8	168.7
Total other accrued liabilities	$602.7	$703.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 6: SUPPLIER FINANCE PROGRAM
The Company offers a supplier finance program which enables the Company’s suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide.
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s participation in these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company’s current payment terms with a majority of its suppliers are typically 90 days. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. As such, the outstanding payment obligations under the Company’s supplier finance program are included within “Accounts Payable” in the Consolidated Balance Sheets. The Company’s outstanding payment obligations under this program were $145.1 million as of May 31, 2026 and $136.5 million as of November 30, 2025.
NOTE 7: DEBT
The following table presents the Company’s debt:

	May 31, 2026	November 30, 2025

	(Dollars in millions)
Long-term debt
4.000% senior notes due 2030	$546.7	$543.3
3.50% senior notes due 2031	496.3	495.9
Total long-term debt	$1,043.0	$1,039.2

Senior Revolving Credit Facility
As of May 31, 2026, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $820.9 million at May 31, 2026, as the total availability of $839.9 million was reduced by $19.0 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rates on average borrowings outstanding during the three and six months ended May 31, 2026 were 4.61% and 4.64%, respectively, as compared to 4.28% and 4.26%, respectively, during the same periods of 2025.
NOTE 8: RESTRUCTURING ACTIVITIES
For the three and six months ended May 31, 2026, the Company recognized restructuring charges of $13.5 million and $21.4 million, respectively, primarily in connection with the Company’s focus on cost reduction initiatives, expansion of our global shared services model including building global talent hubs around the world, and distribution strategy to evaluate the mix of owned and third party operated distribution centers. Restructuring charges consist primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of May 31, 2026, the restructuring liability was $62.1 million, with $47.3 million and $14.8 million classified as “Other accrued liabilities” and “Other long-term liabilities”, respectively, within the Company’s consolidated balance sheet.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
For the three and six months ended June 1, 2025, the Company recognized restructuring charges of $6.8 million and $13.5 million, respectively, in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans as well as contract termination costs and asset impairments and a gain on the sale of a previously closed distribution center. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income.
The Company also recognized $4.4 million and $7.5 million of restructuring related charges during the three and six months ended June 1, 2025, respectively, consisting primarily of consulting fees which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
The following tables summarize the activities associated with restructuring liabilities for the periods presented. "Net Charges (Reversals)" represents the initial charge related to the restructuring activity as well as revisions of estimates related to severance and employee-related benefits and contract termination costs and other, "Payments" consists of cash payments for severance and employee-related benefits and contract termination costs and other, and "Foreign Currency Fluctuations" includes foreign currency fluctuations.

	Three Months Ended May 31, 2026
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	March 1, 2026				May 31, 2026

	(Dollars in millions)
Severance and employee-related benefits	$53.2	$9.1	$(12.2)	$(0.3)	$49.8
Contract termination costs and other	13.3	2.2	(0.6)	(2.6)	12.3
Total	$66.5	$11.3	$(12.8)	$(2.9)	$62.1
_____________
(1)Excludes $0.9 million in stock compensation related charges recorded in Additional paid-in-capital and $1.7 million of asset impairment charges related to decision to discontinue certain technology projects. Includes $0.4 million of Dockers® restructuring costs reported as discontinued operations.

	Six Months Ended May 31, 2026
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 30, 2025				May 31, 2026

	(Dollars in millions)
Severance and employee-related benefits	$53.1	$25.1	$(28.3)	$(0.1)	$49.8
Contract termination costs and other	16.9	2.4	(4.4)	(2.6)	12.3
Total	$70.0	$27.5	$(32.7)	$(2.7)	$62.1
_____________
(1)    Excludes $1.0 million in stock compensation related charges recorded in Additional paid-in-capital and $1.7 million of asset impairment charges related to decision to discontinue certain technology projects. Includes $8.8 million of Dockers® restructuring costs reported as discontinued operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

	Three Months Ended June 1, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	March 2, 2025				June 1, 2025

	(Dollars in millions)
Severance and employee-related benefits	$63.8	$7.6	$(15.6)	$2.8	$58.6
Contract termination costs and other	21.8	2.1	(0.1)	4.3	28.1
Total	$85.6	$9.7	$(15.7)	$7.1	$86.7
_____________
(1)Excludes $0.5 million in stock compensation related charges recorded in Additional paid-in capital and $7.2 million of asset impairment charges associated with the closure of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $1.4 million of Dockers® restructuring costs reported as discontinued operations.

	Six Months Ended June 1, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				June 1, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$11.6	$(39.0)	$2.3	$58.6
Contract termination costs and other	20.7	3.7	(0.6)	4.3	28.1
Total	$104.4	$15.3	$(39.6)	$6.6	$86.7
_____________
(1)     Excludes $1.3 million in stock compensation related charges recorded in Additional paid-in capital and $9.2 million of asset impairment charges associated with the closures of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $3.2 million of Dockers® restructuring costs reported as discontinued operations.

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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of May 31, 2026, the Company has recorded certain estimated liabilities for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
Other Matters. On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In April 2026, the U.S. Customs and Border Protection (“CBP”) released the Consolidated Administration and Processing Entries (“CAPE”) functionality to facilitate a phased approach to process IEEPA tariff refunds.
The Company estimates it has paid approximately $80 million under IEEPA tariffs. As of May 31, 2026, the Company is unable to assert loss recovery is probable for IEEPA tariff refunds other than those eligible for the first phase of submissions, due to the uncertainty surrounding the tariff refund program, and has not recognized an asset related to the potential refund under further phases. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.
NOTE 10: DIVIDENDS
Dividends are declared at the discretion of the Board. In both January and April 2026, the Company declared cash dividends of $0.14, to holders of record of its Class A and Class B common stock. In both January and April 2025, the Company declared cash dividends of $0.13 per share to holders of record of its Class A and Class B common stock. During the three and six months ended May 31, 2026, dividends were paid in the amount of $53.9 million and $107.7 million, respectively, compared to $51.4 million and $102.8 million, respectively for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, the Board declared a cash dividend of $0.16 per share to holders of record of its Class A and Class B common stock at the close of business on July 22, 2026, for a total quarterly dividend of approximately $62 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended May 31, 2026
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at March 1, 2026	$(138.7)	$(88.2)	$(160.0)	$0.2	$(386.7)
Other comprehensive (loss) income before reclassifications	1.2	2.6	(10.5)	(0.2)	(6.9)
Amounts reclassified from accumulated other comprehensive loss	3.3	10.6	—	—	13.9
Net increase (decrease) in other comprehensive (loss) income	4.5	13.2	(10.5)	(0.2)	7.0
Accumulated other comprehensive loss at May 31, 2026	$(134.2)	$(75.0)	$(170.5)	$—	$(379.7)

	Six Months Ended May 31, 2026
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at November 30, 2025	$(136.9)	$(76.4)	$(194.1)	$0.2	$(407.2)
Other comprehensive (loss) income before reclassifications	(2.3)	(14.3)	23.6	(0.2)	6.8
Amounts reclassified from accumulated other comprehensive loss	5.0	15.7	—	—	20.7
Net increase (decrease) in other comprehensive (loss) income	2.7	1.4	23.6	(0.2)	27.5
Accumulated other comprehensive loss at May 31, 2026	$(134.2)	$(75.0)	$(170.5)	$—	$(379.7)
___________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

	Three Months Ended June 1, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at March 2, 2025	$(139.9)	$2.4	$(289.7)	$(427.2)
Other comprehensive (loss) income before reclassifications	(0.2)	(58.7)	74.7	15.8
Amounts reclassified from accumulated other comprehensive loss	1.7	(3.4)	—	(1.7)
Net increase (decrease) in other comprehensive income (loss)	1.5	(62.1)	74.7	14.1
Accumulated other comprehensive loss at June 1, 2025	$(138.4)	$(59.7)	$(215.0)	$(413.1)

	Six Months Ended June 1, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments
		Derivative Instruments(2)	Foreign Currency Translation	Total

	(Dollars in millions)
Accumulated other comprehensive loss at December 1, 2024	$(141.2)	$(9.0)	$(284.3)	$(434.5)
Other comprehensive (loss) income before reclassifications	(0.7)	(49.7)	69.3	18.9
Amounts reclassified from accumulated other comprehensive loss	3.5	(1.0)	—	2.5
Net increase (decrease) in other comprehensive (loss) income	2.8	(50.7)	69.3	21.4
Accumulated other comprehensive loss at June 1, 2025	$(138.4)	$(59.7)	$(215.0)	$(413.1)
_____________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 4.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 12: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended May 31, 2026
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$485.1	$168.5	$102.0	$12.8	$768.4
Direct-to-consumer	330.4	251.7	181.7	29.8	793.6
Total net revenues	$815.5	$420.2	$283.7	$42.6	$1,562.0

	Six Months Ended May 31, 2026
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$940.1	$390.8	$245.2	$23.3	$1,599.4
Direct-to-consumer	731.1	525.4	386.0	62.6	1,705.1
Total net revenues	$1,671.2	$916.2	$631.2	$85.9	$3,304.5

	Three Months Ended June 1, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$443.4	$178.4	$95.5	$12.6	$729.9
Direct-to-consumer	305.0	224.7	162.2	24.2	716.1
Total net revenues	$748.4	$403.1	$257.7	$36.8	$1,446.0

	Six Months Ended June 1, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$865.6	$348.6	$230.5	$24.5	$1,469.2
Direct-to-consumer	665.8	455.0	335.3	47.5	1,503.6
Total net revenues	$1,531.4	$803.6	$565.8	$72.0	$2,972.8
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of May 31, 2026 and November 30, 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 13: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
Foreign exchange management gains(1)	$8.6	$40.9	$14.2	$30.1
Foreign currency transaction losses(2)	(1.1)	(39.6)	(6.6)	(37.4)
Marketable securities gains (losses)	4.3	2.4	3.6	(2.8)
Legal settlement gain (3)	—	—	33.0	—
Other, net	1.1	2.6	11.3	12.3
Total other income (expense), net	$12.9	$6.3	$55.5	$2.2
____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. For the three and six months ended May 31, 2026, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Mexican peso and Australian dollar. For the three and six months ended June 1, 2025, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Euro.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuations on the Company's foreign currency denominated balances. For the three and six months ended May 31, 2026, losses were primarily due to the impact of U.S. dollar weakening against the Mexican peso and Australian dollar. For the three and six months ended June 1, 2025, losses were primarily due to the impact of U.S. dollar weakening against the Euro.
(3)During the six months ended May 31, 2026 the Company recognized a gain related to a trademark infringement legal settlement.
NOTE 14: INCOME TAXES

The Company’s effective income tax rate was 22.4% for the three months ended May 31, 2026, compared to 22.3% for the same prior-year period. The Company’s effective income tax rate was 22.4% for the six months ended May 31, 2026, compared to 21.2% for the same prior-year period. The increase in the effective tax rate for the six-month period ended May 31, 2026 was primarily due to a lower foreign-derived intangible income benefit compared with the prior-year period.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
NOTE 15: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions, except per share amounts)
Numerator:
Net income from continuing operations	$94.8	$79.6	$271.9	$219.8
Net loss from discontinued operations, net of taxes	(7.5)	(12.6)	(8.8)	(17.8)
Net income	$87.3	$67.0	$263.1	$202.0
Denominator:
Weighted-average common shares outstanding - basic	385,982,038	396,411,904	387,976,602	396,498,984
Dilutive effect of stock awards	3,647,178	2,637,045	4,323,660	3,607,241
Weighted-average common shares outstanding - diluted	389,629,216	399,048,949	392,300,262	400,106,225
Earnings (loss) per common share:
Continuing operations - Basic	$0.25	$0.20	$0.70	$0.55
Discontinued operations - Basic	(0.02)	(0.03)	(0.02)	(0.04)
Net income - Basic	$0.23	$0.17	$0.68	$0.51

Continuing operations - Diluted	$0.24	$0.20	$0.69	$0.55
Discontinued operations - Diluted	(0.02)	(0.03)	(0.02)	(0.04)
Net income - Diluted	$0.22	$0.17	$0.67	$0.51
Anti-dilutive securities excluded from calculation of diluted earnings per share	2,919,519	8,016,795	2,035,309	6,177,418
NOTE 16: RELATED PARTIES
Michelle Gass (President and Chief Executive Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice Chair of the Levi Strauss Foundation. During the three and six months ended May 31, 2026, the Company donated $0.4 million and $8.1 million, respectively, to the Levi Strauss Foundation as compared to $0.5 million and $4.9 million for the same prior-year periods. During the three and six months ended May 31, 2026, the Company recognized expenses related to their donation commitments of $2.5 million and $5.1 million, respectively, as compared to $2.4 million and $3.2 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026
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
Business segment information for the Company is as follows:

	Three Months Ended May 31, 2026
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$815.5	$420.2	$283.7	$1,519.4
Beyond Yoga® net revenues				42.6
Total net revenues				$1,562.0

Segment cost of goods sold	353.7	106.6	97.7
Segment selling, general, and administrative	297.7	224.8	143.5

Segment operating income	$164.1	$88.8	$42.5	$295.4
Beyond Yoga® operating loss				(2.4)
Restructuring charges, net(1)				(13.5)
Corporate expenses				(157.3)
Interest expense				(12.9)
Other income (expense), net				12.9
Income from continuing operations before income taxes				$122.2
____________
(1)     For the three months ended May 31, 2026 restructuring charges, net consisted primarily of severance and post-employment benefit charges.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

	Six Months Ended May 31, 2026
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$1,671.2	$916.2	$631.2	$3,218.6
Beyond Yoga® net revenues				85.9
Total net revenues				$3,304.5

Segment cost of goods sold	730.6	238.3	226.5
Segment selling, general, and administrative	613.3	459.9	291.8

Segment operating income	$327.3	$218.0	$112.9	$658.2
Beyond Yoga® operating loss				(3.2)
Restructuring charges, net(1)				(21.4)
Corporate expenses				(312.7)
Interest expense				(26.0)
Other income (expense), net(2)				55.5
Income from continuing operations before income taxes				$350.4
____________
(1)     For the six months ended May 31, 2026 restructuring charges, net consisted primarily of severance and post-employment benefit charges.
(2)     For the six months ended May 31, 2026 other income (expense), net included a $33.0 million gain on legal settlement recorded during the first quarter. For more information refer to Note 13.

	Three Months Ended June 1, 2025
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$748.4	$403.1	$257.7	$1,409.2
Beyond Yoga® net revenues				36.8
Total net revenues				$1,446.0

Segment cost of goods sold	316.6	115.9	94.8
Segment selling, general, and administrative	278.5	217.8	133.3

Segment operating income	$153.3	$69.4	$29.6	$252.3
Beyond Yoga® operating loss				(4.4)
Restructuring charges, net(1)				(6.8)
Corporate expenses				(133.1)
Interest expense				(11.8)
Other income (expense), net				6.3
Income from continuing operations before income taxes				$102.5
____________
(1)For the three months ended June 1, 2025 restructuring charges, net consisted primarily of severance, post-employment benefit charges, asset impairments and contract terminations in connection with the closures of distribution centers, offset by a gain on the sale of a previously closed distribution center, in connection with Project Fuel.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

	Six Months Ended June 1, 2025
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$1,531.4	$803.6	$565.8	$2,900.8
Beyond Yoga® net revenues				72.0
Total net revenues				$2,972.8

Segment cost of goods sold	653.8	233.5	212.2
Segment selling, general, and administrative	554.6	398.3	266.1

Segment operating income	$323.0	$171.8	$87.5	$582.3
Beyond Yoga® operating loss				(7.5)
Restructuring charges, net(1)				(13.5)
Corporate expenses				(261.7)
Interest expense				(22.7)
Other income (expense), net				2.2
Income from continuing operations before income taxes				$279.1
____________
(1)     For the six months ended June 1, 2025 restructuring charges, net consisted primarily of severance, post-employment benefit charges, asset impairments and contract terminations in connection with the closures of distribution centers, offset by a gain on the sale of a previously closed distribution center, in connection with Project Fuel.

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$15.5	$15.5	$30.6	$30.1
Europe	8.6	8.1	17.0	15.0
Asia	5.1	4.5	10.3	8.9
Total segment depreciation and amortization expense	29.2	28.1	57.9	54.0
Beyond Yoga and unallocated	27.9	22.2	54.6	44.3
Total continuing operations depreciation and amortization expense	$57.1	$50.3	$112.5	$98.3

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

	May 31, 2026
	Levi's Brands
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$713.5	$155.0	$162.7	$1,031.2	$126.4	$1,157.6
All other assets					5,469.9	5,469.9
Total assets						$6,627.5
____________

(1)	Unallocated inventories include $41.7 million of Beyond Yoga inventory.

	November 30, 2025
	Levi's Brands
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$761.7	$161.3	$178.1	$1,101.1	$136.6	$1,237.7
All other assets					5,611.1	5,611.1
Total assets						$6,848.8
____________

(1)	Unallocated inventories include $38.5 million of Beyond Yoga inventory.
NOTE 18: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

	Six Months Ended
	May 31, 2026	June 1, 2025

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$191.0	$106.4
Inventories	96.7	(87.1)
Accounts payable	(2.3)	19.1
Accrued salaries, wages and employee benefits and long-term employee related benefits	(63.2)	(51.3)
Right-of-use operating lease assets and current and non-current operating lease liabilities, net	(9.1)	(6.9)
Other current and non-current assets	17.7	(14.9)
Other current and long-term liabilities	(122.5)	(69.8)
Net change in operating assets and liabilities	$108.3	$(104.5)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of May 31, 2026, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,300 brand-dedicated stores and shop-in-shops. As of May 31, 2026, we had 1,242 company-operated stores located in 38 countries and approximately 520 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 67% and 68% of our total units sold in the first six months of 2026 and 2025, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 29% of our total units sold in the first six months of both 2026 and 2025. The remainder of our products are accessories. Men’s products generated 58% and 60% of our net revenues in the first six months of 2026 and 2025, respectively. Women’s products generated 41% and 39% of our net revenues in the first six months of 2026 and 2025, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, accessories and pants excluding jeans – represented 38% of our net revenues in the first six months of both 2026 and 2025.
Our Europe and Asia businesses, collectively, contributed 47% and 46% of our net revenues in the first six months of 2026 and 2025, respectively. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 60% and 57% of our net revenues in the first six months of 2026 and 2025, respectively. Sales of Levi’s® brand products represented approximately 94% of our net revenues in the first six months of both 2026 and 2025.
Our wholesale channel generated 48% and 49% of our net revenues in the first six months of 2026 and 2025, respectively. Sales to franchise partners, included as a component of our wholesale channel, generated 6% of our net revenues in the first six months of both 2026 and 2025. Our DTC channel generated 52% and 51% of our net revenues in the first six months of 2026 and 2025, respectively, with our company operated e-commerce business representing 24% and 23% of DTC channel net revenues in the first six months of 2026 and 2025, respectively, and 12% of total net revenues in the first six months of both 2026 and 2025.
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
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Reciprocal tariffs previously imposed on products imported into the U.S. from most jurisdictions, along with retaliatory actions by other countries, have created an uncertain environment for global trade. On February 20, 2026 a U.S. Supreme Court ruling invalidated the tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”) on products imported into the U.S., which introduced the potential for such previously collected tariffs to be refunded by the U.S. government. Through the first quarter of 2026, the Company paid approximately $80 million of these tariffs. Following the U.S. Supreme Court ruling, the U.S. government imposed new tariffs under a separate authority prospectively. Uncertainty continues to exist regarding current and future tariffs. Many of our products are produced in countries, such as Bangladesh, Cambodia, Pakistan, and Vietnam, that were subject to the recently invalidated U.S. IEEPA tariffs, and are subject to the current prospective tariffs. There may be additional tariff actions or increases to existing tariffs in the future. As a result of these tariff actions, retaliatory actions taken by other countries in response, and ongoing uncertainty regarding U.S. trade policy, the cost of our inventory in the U.S. has generally increased and may increase further in the future. These increased costs could lead to a significant increase in cost of sales and a significant reduction in gross margin and income from operations. We are monitoring the changing tariffs and trade restrictions, assessing the impact on our business and taking steps to mitigate their impact. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, and retaliatory or other measures are difficult to predict, including related unfavorable impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely affect our business.

•The current domestic and international political environment, including volatile trade relations and military and civil conflicts, and most recently heightened military action in the Middle East, have resulted in uncertainty surrounding the future state of the global economy. There is greater uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy. This environment has affected and may continue to affect consumer sentiment and demand and production and distribution lead times and sourcing locations, increasing our costs and potentially affecting our ability to meet customer demand. If these disruptions persist, they may require us to modify our current sourcing and logistics practices, which may impact our product costs, and, if not mitigated, could have a material adverse effect on our business and results of operations.
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
•As we continue to execute on our strategic framework to be DTC First, we expect to see greater impact on our margins, as the diversification of our business model across channels, geographies, brands, and categories affects our gross margin. For example, if our sales in higher gross margin channels, geographies, brands and categories grow at a faster rate than in our lower gross margin channels, geographies, brands and categories, we would expect a favorable impact to aggregate gross margin over time. Gross margin in our Europe segment is generally higher than in our Americas and Asia segments. DTC sales generally have higher gross margins than sales through third parties, although DTC sales also typically have higher selling expenses and could have lower profitability. Gross margin on tops is generally lower than our bottoms category. Enhancements to our existing product offerings, or our expansion into new product categories, may also impact our future gross margin.
•Foreign currencies continue to be volatile, with the volatility increasing due to the imposition of tariffs and evolving trade policies. Significant fluctuations of the U.S. Dollar against various foreign currencies, including the Mexican peso and Australian dollar, have in the past and may in the future adversely impact our financial results, revenue, operating margins and net income.
•Tax legislation continues to evolve globally with new laws and regulations that create uncertainty, including an agreement reached by the Organization for Economic Cooperation and Development among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two, and the One Big Beautiful Bill Act (“OBBBA”) enacted by U.S. Congress. We do not expect Pillar Two or the OBBBA to have a material impact to our financial results and we will continue to monitor their impacts as the legislative landscape evolves.
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
Our Second Quarter 2026 Results
•Net revenues. Consolidated net revenues increased 8.0% on a reported basis and 5.7% on an organic net revenues basis compared to the second quarter of 2025 reflecting net revenue growth driven by Americas and Asia and in both DTC and wholesale channels.
•Net income from continuing operations. Compared to the second quarter of 2025, consolidated net income from continuing operations increased to $94.8 million from $79.6 million. The increase was primarily driven by higher gross profit, partially offset by higher selling, general and administrative expenses (“SG&A”). Net income margin from continuing operations was 6.1%, up from 5.5% in the second quarter of 2025. Operating margin was 7.8%, up from 7.5% in the second quarter of 2025.
•Adjusted EBIT. Compared to the second quarter of 2025, Adjusted EBIT increased 18.4% to $141.2 million from $119.3 million primarily driven by higher gross profit, partially offset by higher SG&A. Adjusted EBIT margin was 9.0%, 70 basis points higher than the second quarter of 2025 on a reported basis, and 50 basis points higher on a constant-currency basis.
•Adjusted net income. Compared to the second quarter of 2025, Adjusted net income increased to $109.8 million from $88.5 million due to higher Adjusted EBIT described above.
•Diluted earnings per share from continuing operations. Compared to the second quarter of 2025, diluted earnings per share from continuing operations increased to $0.24 from $0.20, mainly due to the higher Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the second quarter of 2025, Adjusted diluted earnings per share increased to $0.28 from $0.22, mainly due to the higher Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.01.
Our Year-to-Date 2026 Results
•Net revenues. Consolidated net revenues increased 11.2% on a reported basis and 7.5% on an organic net revenues basis compared to the first six months of 2025. Net revenues grew across all regions and in both our DTC and wholesale channels.
•Net income from continuing operations. Compared to the first six months of 2025, consolidated net income from continuing operations increased to $271.9 million from $219.8 million, primarily due to higher gross profit and a legal settlement gain, partially offset by higher SG&A and higher income taxes. Operating margin was 9.7% compared to 10.1% in the first six months of 2025.
•Adjusted EBIT. Compared to the first six months of 2025, Adjusted EBIT increased 11.0% to $359.0 million from $323.3 million, primarily due to higher gross profit, partially offset by higher SG&A. Adjusted EBIT margin was 10.9%, unchanged from the first six months of 2025 on a reported basis and 40 basis points lower on a constant-currency basis.
•Adjusted net income. Compared to the first six months of 2025, Adjusted net income increased 15.9% to $276.5 million from $238.5 million, primarily due to higher Adjusted EBIT described above, partially offset by higher income taxes in the current year.
•Diluted earnings per share from continuing operations. Compared to the first six months of 2025, diluted earnings per share increased to $0.69 from $0.55, mainly due to higher net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the first six months of 2025, Adjusted diluted earnings per share increased to $0.70 from $0.60, due to higher Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.02.
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

Results of Operations
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026 % of Net Revenues	June 1, 2025 % of Net Revenues	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026 % of Net Revenues	June 1, 2025 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,562.0	$1,446.0	8.0%	100.0%	100.0%	$3,304.5	$2,972.8	11.2%	100.0%	100.0%
Cost of goods sold	582.9	540.2	7.9%	37.3%	37.4%	1,247.1	1,119.4	11.4%	37.7%	37.7%
Gross profit	979.1	905.8	8.1%	62.7%	62.6%	2,057.4	1,853.4	11.0%	62.3%	62.3%
Selling, general and administrative expenses	843.4	791.0	6.6%	54.0%	54.7%	1,715.1	1,540.3	11.3%	51.9%	51.8%
Restructuring charges, net	13.5	6.8	98.5%	0.9%	0.5%	21.4	13.5	58.5%	0.6%	0.5%
Operating income	122.2	108.0	13.1%	7.8%	7.5%	320.9	299.6	7.1%	9.7%	10.1%
Interest expense	(12.9)	(11.8)	9.3%	(0.8)%	(0.8)%	(26.0)	(22.7)	14.5%	(0.8)%	(0.8)%
Other income (expense), net	12.9	6.3	104.8%	0.8%	0.4%	55.5	2.2	*	1.7%	0.1%
Income from continuing operations before income taxes	122.2	102.5	19.2%	7.8%	7.1%	350.4	279.1	25.5%	10.6%	9.4%
Income tax expense	27.4	22.9	19.7%	1.8%	1.6%	78.5	59.3	32.4%	2.4%	2.0%
Net income from continuing operations	94.8	79.6	19.1%	6.1%	5.5%	271.9	219.8	23.7%	8.2%	7.4%
Net loss from discontinued operations, net of taxes	(7.5)	(12.6)	(40.5)%	(0.5)%	(0.9)%	(8.8)	(17.8)	(50.6)%	(0.3)%	(0.6)%
Net income	$87.3	$67.0	30.3%	5.6%	4.6%	$263.1	$202.0	30.2%	8.0%	6.8%
Earnings (loss) per common share:
Continuing operations - Basic	$0.25	$0.20	*	*	*	$0.70	$0.55	*	*	*
Discontinued operations - Basic	(0.02)	(0.03)	*	*	*	(0.02)	(0.04)	*	*	*
Net income - Basic	$0.23	$0.17	*	*	*	$0.68	$0.51	*	*	*

Continuing operations - Diluted	$0.24	$0.20	*	*	*	$0.69	$0.55	*	*	*
Discontinued operations - Diluted	(0.02)	(0.03)	*	*	*	(0.02)	(0.04)	*	*	*
Net income - Diluted	$0.22	$0.17	*	*	*	$0.67	$0.51	*	*	*
Weighted-average common shares outstanding (in millions):
Basic	386.0	396.4	(2.6)%	*	*	388.0	396.5	(2.1)%	*	*
Diluted	389.6	399.0	(2.4)%	*	*	392.3	400.1	(1.9)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and organic net revenues basis from period to period.

	Three Months Ended				Six Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	May 31, 2026	June 1, 2025	As Reported	Organic Net Revenues	May 31, 2026	June 1, 2025	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$815.5	$748.4	9.0%	6.8%	$1,671.2	$1,531.4	9.1%	6.9%
Europe	420.2	403.1	4.2%	(0.8)%	916.2	803.6	14.0%	4.7%
Asia	283.7	257.7	10.1%	11.9%	631.2	565.8	11.6%	12.2%
Total Levi’s Brands net revenues	1,519.4	1,409.2	7.8%	5.5%	3,218.6	2,900.8	11.0%	7.3%
Beyond Yoga®	42.6	36.8	15.8%	15.8%	85.9	72.0	19.3%	19.3%
Total net revenues	$1,562.0	$1,446.0	8.0%	5.7%	$3,304.5	$2,972.8	11.2%	7.5%

Net revenues by channel:
Wholesale	$768.4	$729.9	5.3%	3.1%	$1,599.4	$1,469.2	8.9%	5.8%
DTC	793.6	716.1	10.8%	8.4%	1,705.1	1,503.6	13.4%	9.2%
Total net revenues	$1,562.0	$1,446.0	8.0%	5.7%	$3,304.5	$2,972.8	11.2%	7.5%

Levi’s Brands net revenues:
Levi’s®	$1,462.1	$1,352.8	8.1%	5.6%	$3,095.6	$2,785.6	11.1%	7.2%
Levi Strauss SignatureTM	57.3	56.4	1.6%	1.2%	123.0	112.9	8.9%	8.6%
Denizen® (1)	—	—	*	*	—	2.3	(100.0)%	*
Total Levi’s Brands net revenues	$1,519.4	$1,409.2	7.8%	5.5%	$3,218.6	$2,900.8	11.0%	7.3%
______________
(1)The wind down of Denizen® brand operations was substantially complete as of March 2, 2025.
* Not meaningful

Total net revenues increased on both a reported and organic net revenues basis for the three-month and six-month periods ended May 31, 2026, as compared to the same periods in 2025. Currency translation had a favorable impact on total net revenues of approximately $32 million and approximately $102 million for the three-month and six-month periods ended May 31, 2026, respectively.
Americas.    Currency translation had a favorable impact on net revenues of approximately $16 million and approximately $34 million for the three-month and six-month periods ended May 31, 2026, respectively. Net revenues in the Americas increased for the three-month and six-month periods ended May 31, 2026 on both a reported and organic net revenues basis compared to the prior-year period driven by growth in both DTC and wholesale channels.
The increase in DTC revenues was attributable to growth across all markets, driven by store performance and expansion as well as higher e-commerce revenues driven by higher units per transaction. We benefited from 37 more company-operated stores in operation in Americas as of May 31, 2026 as compared to June 1, 2025. Wholesale revenues increased primarily due to an increase in volumes, with higher sales of Levi’s® women’s products. DTC and wholesale revenues also benefited from price increases.
Europe.    Currency translation had a favorable impact on net revenues of approximately $20 million and approximately $72 million for the three-month and six-month periods ended May 31, 2026, respectively. For the three-month period ended May 31, 2026, net revenues in Europe increased on a reported basis and decreased on an organic basis compared to the prior-year period. Net revenues for the six-month period ended May 31, 2026 increased on both a reported and organic net revenues basis compared to the prior-year period.
Wholesale revenues decreased on an organic basis for the three-month period ended May 31, 2026 primarily due to lower volumes and increased for the six-month period ended May 31, 2026 primarily due to higher volumes compared to the prior year periods. Volumes decreased during the three-month period ended May 31, 2026 primarily due to higher volume in the prior year period in order to normalize shipping after the transition to the distribution center in Dorsten, Germany. The increase in DTC revenues was primarily due to e-commerce revenues and an increase in revenues from outlet stores.
Asia.    Currency translation had an unfavorable impact on net revenues of approximately $4 million and approximately $3 million for the three-month and six-month periods ended May 31, 2026, respectively. Net revenues in Asia increased for the three-month and six-month periods ended May 31, 2026 compared to the prior year period on both a reported and organic net revenues basis and in both our DTC and wholesale channels.
The increase in DTC revenues was primarily due to store performance and expansion in our company-operated stores, and higher e-commerce revenues. We benefited from 17 more company-operated stores in operation in Asia as of May 31, 2026 as compared to June 1, 2025. The increase in wholesale revenues was primarily due to an increase in units sold.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis for the three-month and six-month periods ended May 31, 2026 compared to the prior year periods, primarily due to growth in e-commerce net revenues reflecting higher demand. Currency translation did not have an impact on net revenues.
Net revenues by channel
Wholesale.    Currency translation had a favorable impact on net revenues of approximately $16 million and approximately $45 million for the three-month and six-month periods ended May 31, 2026, respectively. Net revenues in our wholesale channel increased for the three-month and six-month periods ended May 31, 2026 compared with the prior-year periods on a reported and organic net revenues basis primarily due to higher volumes, with higher sales of Levi’s® women’s products, and benefited from price increases. For the three-month period ended May 31, 2026, lower volumes in Europe were due primarily to normalization of shipping in the prior year period after the transition to the distribution center in Dorsten, Germany.
DTC (Direct to Consumer).    Currency translation had a favorable impact on net revenues of approximately $16 million and approximately $57 million for the three-month and six-month periods ended May 31, 2026, respectively. Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the three-month and six-month periods ended May 31, 2026. The increase was driven by store performance and expansion, and higher e-commerce revenues. DTC revenues also benefited from price increases. For the three-month and six-month periods ended May 31, 2026 net revenues from e-commerce on a reported basis grew 19% and 20%, respectively. As a percentage of net revenues on a reported basis for the three-month and six-month periods ended May 31, 2026 DTC comprised 51% and 52% of total net revenues, respectively.
Levi’s Brands net revenues
Levi’s®. Currency translation had a favorable impact on net revenues of approximately $31 million and approximately $102 million for the three-month and six-month periods ended May 31, 2026, respectively. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis for the three-month and six-month periods ended May 31, 2026. The increase was a result of higher revenue in our DTC channel, primarily due to increases in store performance and expansion, and higher e-commerce revenues, and an increase in wholesale revenues due primarily to higher volumes, with higher sales of Levi’s® women’s products. Net revenues for the Levi’s® brand also benefited from price increases.
Levi Strauss Signature™. Currency translation did not have a significant impact on net revenues for the three-month and six-month periods ended May 31, 2026. Net revenues for the Levi Strauss Signature™ brand increased on both a reported and organic net revenues basis for the three and six months ended May 31, 2026 due primarily to more units sold.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,562.0	$1,446.0	8.0%	$3,304.5	$2,972.8	11.2%
Cost of goods sold	582.9	540.2	7.9%	1,247.1	1,119.4	11.4%
Gross profit	$979.1	$905.8	8.1%	$2,057.4	$1,853.4	11.0%
Gross margin	62.7%	62.6%		62.3%	62.3%

Currency translation had a favorable impact on gross profit of approximately $19 million and approximately $66 million for the three-month and six-month periods ended May 31, 2026, respectively. For the three-month and six-month periods ended May 31, 2026, the change in gross margin reflects the favorable impacts of pricing actions and lower product costs and the unfavorable impact of tariffs. Additionally, gross margin decreased approximately 30 basis points and increased approximately 10 basis points as a result of currency exchange, including transaction impacts, for the three-month and six-month periods ended May 31, 2026, respectively.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$360.2	$326.5	10.3%	23.1%	22.6%	$743.8	$656.6	13.3%	22.5%	22.1%
Advertising and promotion	118.6	124.5	(4.8)%	7.6%	8.6%	241.7	207.9	16.3%	7.3%	7.0%
Distribution	116.6	107.9	8.1%	7.5%	7.5%	239.9	222.7	7.7%	7.3%	7.5%
Other	248.0	232.1	6.9%	15.9%	16.1%	489.7	453.1	8.1%	14.8%	15.2%
Total SG&A	$843.4	$791.0	6.6%	54.0%	54.7%	$1,715.1	$1,540.3	11.3%	51.9%	51.8%

Currency translation had an unfavorable impact on SG&A of approximately $14 million and approximately $43 million for the three-month and six-month periods ended May 31, 2026, respectively.
Selling.   Currency translation had an unfavorable impact on selling expenses of approximately $7 million and approximately $25 million for the three-month and six-month periods ended May 31, 2026, respectively. Excluding the effects of currency, selling expenses increased for the three-month and six-month periods ended May 31, 2026 primarily due to higher DTC store expenses in the current year as compared to the prior-year periods, including from store expansion.
Advertising and promotion.   Currency translation had an unfavorable impact on advertising and promotion expenses of approximately $2 million and approximately $5 million for the three-month and six-month periods ended May 31, 2026, respectively. Excluding the effects of currency, the decrease in advertising and promotion expenses for the three-month period ended May 31, 2026 was primarily due to normalization of current year expense during the quarter. Advertising and promotion expenses were higher for the six-month period ended May 31, 2026 primarily due to increased spending related to the launch of the Behind Every Original campaign, including a commercial during Super Bowl LX which was held at Levi’s® Stadium.
Distribution.   Currency translation had an unfavorable impact on distribution expenses of approximately $2 million and approximately $7 million for the three-month and six-month periods ended May 31, 2026, respectively. Excluding the effects of currency, the increase in distribution expenses was primarily due to increased volume, partially offset by the impact of owned and operated distribution center closures in the prior year.
Other.   Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation did not have a significant impact and had an unfavorable impact on other expenses of approximately $6 million for the three-month and six-month periods ended May 31, 2026, respectively. The increase in other SG&A for the three-month and six-month periods ended May 31, 2026 included higher technology costs. The increase in other SG&A for the six-month period ended May 31, 2026 also includes the impact of attorney fees of $10.0 million related to a gain on legal settlement, partially offset by a decrease in incentive compensation.
Restructuring charges, net
During the three-month and six-month periods ended May 31, 2026 we recognized restructuring charges of $13.5 million and $21.4 million, respectively, consisting primarily of severance and other post-employment benefit charges, contract terminations, and asset impairments related to certain discontinued technology projects. During the three-month and six-month periods ended June 1, 2025 we recognized restructuring charges of $6.8 million and $13.5 million, respectively, in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefit charges and asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by a gain on sale of a previously closed distribution center.
Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026		June 1, 2025		May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026		June 1, 2025
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$164.1	$153.3	7.0%	20.1%		20.5%		$327.3	$323.0	1.3%	19.6%		21.1%
Europe	88.8	69.4	27.9%	21.1%		17.2%		218.0	171.8	26.9%	23.8%		21.4%
Asia	42.5	29.6	43.8%	15.0%		11.5%		112.9	87.5	29.0%	17.9%		15.5%
Total Levi’s Brands operating income	295.4	252.3	17.1%	19.4%		17.9%		658.2	582.3	13.0%	20.4%		20.1%
Beyond Yoga® operating income (loss)	(2.4)	(4.4)	46.9%	(5.5)%		(12.0)%		(3.2)	(7.5)	57.6%	(3.7)%		(10.4)%
Restructuring charges, net	(13.5)	(6.8)	(98.2)%	(0.9)%	❖	(0.5)%	❖	(21.4)	(13.5)	(58.0)%	(0.6)%	❖	(0.5)%	❖
Corporate expenses	(157.3)	(133.1)	(18.2)%	(10.1)%	❖	(9.2)%	❖	(312.7)	(261.7)	(19.5)%	(9.5)%	❖	(8.8)%	❖
Total operating income	$122.2	$108.0	13.1%	7.8%	❖	7.5%	❖	$320.9	$299.6	7.1%	9.7%	❖	10.1%	❖
Operating margin	7.8%	7.5%						9.7%	10.1%
______________
 ❖ Percentage of consolidated net revenues
Currency translation had a favorable impact on total operating income of approximately $5 million and approximately $23 million for the three-month and six-month periods ended May 31, 2026, respectively.

Levi’s Brands operating income.
•Americas.  Currency translation had a favorable impact on operating income in the segment of approximately $2 million and approximately $5 million for the three-month and six-month periods ended May 31, 2026, respectively. Excluding the effects of currency, the increase in operating income for the three-month period ended May 31, 2026 was due primarily to higher revenues, which were partially offset by higher SG&A and lower gross margins. For the six-month period ended May 31, 2026 operating income increased slightly as higher revenues were substantially offset by higher SG&A, which increased as a percent of revenue, and lower gross margins.
•Europe.   Currency translation had a favorable impact on operating income in the segment of approximately $5 million and approximately $21 million for the three-month and six-month periods ended May 31, 2026, respectively. Excluding the effects of currency, the increase in operating income for the three-month period ended May 31, 2026 compared with the prior-year period was due primarily to higher gross margins partially offset by lower revenue. For the six-month period ended May 31, 2026 operating income increased due to higher revenues and gross margins, partially offset by higher SG&A, which increased as a percent of revenue.
•Asia.   Currency translation did not have a significant impact on operating income in the segment for the three-month and six-month periods ended May 31, 2026. Excluding the effects of currency, operating income increased for the three-month and six-month periods ended May 31, 2026 due to increases in revenues and gross margins, partially offset by higher SG&A.
Beyond Yoga® operating loss. Currency translation did not have a significant impact on operating income in the segment for the three-month and six-month periods ended May 31, 2026. The decrease in operating losses for the three-month and six-month periods ended May 31, 2026 as compared to the prior year periods was due to higher revenues and gross margins, partially offset by higher SG&A. Operating losses during the current quarter benefited from the recognition of a IEEPA tariff refund claimed to U.S. Customs and Border Protection as part of the first phase to submit and process claims, representing the expense of IEEPA tariffs on inventory previously sold.
Restructuring charges, net. Restructuring charges, net currency translation did not have a significant impact on operating income for the three-month and six-month periods ended May 31, 2026. During the three-month and six-month periods ended May 31, 2026 we recognized restructuring charges of $13.5 million and $21.4 million, respectively, consisting primarily of severance and other post-employment benefit charges, contract terminations, and asset impairments related to certain discontinued technology projects. During the three-month and six-month periods ended June 1, 2025 we recognized restructuring charges of $6.8 million and $13.5 million, respectively, in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefit charges and asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by a gain on sale of a previously closed distribution center.
Corporate expenses.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Corporate expenses currency translation did not have a significant impact on operating income for the three-month and six-month periods ended May 31, 2026.
The increase in corporate expenses for the three-month period ended May 31, 2026 compared to the prior year period included higher global sourcing costs and higher technology costs. The increase in corporate expenses for the six-month period ended May 31, 2026 compared to the prior year period included higher global sourcing costs, higher technology costs and the impact of attorney fees related to a gain on legal settlement of $10.0 million, partially offset by a decrease in incentive compensation.
Interest expense
Interest expense was $12.9 million and $26.0 million for the three-month and six-month periods ended May 31, 2026, respectively, as compared to $11.8 million and $22.7 million in the prior-year periods. Our weighted-average interest rates on average borrowings outstanding during the three-month and six-month periods ended May 31, 2026 were 4.61% and 4.64%, respectively, as compared to 4.28% and 4.26% during the comparable periods in 2025.
Other income (expense), net
For the three-month and six-month periods ended May 31, 2026, we recorded other income of $12.9 million and $55.5 million, respectively, as compared to other income of $6.3 million and $2.2 million in the prior-year periods. The increase in other income for the three-month period ended May 31, 2026 was primarily due to the recognition of foreign exchange management gains of $8.6 million and foreign currency transaction losses of $1.1 million, compared to foreign exchange management gains of $40.9 million and foreign currency transaction losses of $39.6 million in the prior year period. The increase in other income for the six-month period ended May 31, 2026 was primarily due to the recognition of a legal settlement gain of $33.0 million, foreign exchange management gains of $14.2 million and foreign currency transaction losses of $6.6 million, compared to foreign exchange management gains of $30.1 million and foreign currency transaction losses of $37.4 million in the prior year period.
Income tax expense (benefit)
Our effective income tax rate was 22.4% for the three-month period ended May 31, 2026, compared to 22.3% for the same prior-year period. Our effective income tax rate was 22.4% for the six-month period ended May 31, 2026, compared to 21.2% for the same prior-year period. The increase in the effective tax rate for the six-month period ended May 31, 2026 was primarily due to a lower foreign-derived intangible income benefit compared with the prior-year period.
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
As of May 31, 2026, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $820.9 million, and our total availability of $839.9 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $19.0 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $849.3 million and short-term investments of $128.5 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.8 billion. Of our $849.3 million in cash and cash equivalents, approximately $717.1 million was held by foreign subsidiaries.

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
On January 30, 2026, we entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $200.0 million of our Class A common stock as part of our share repurchase program (the “ASR Agreement”). At inception, we made an initial payment of $200.0 million and received and immediately retired 7.8 million shares of our Class A common stock, representing 80% of the dollar amount of the transaction, which had an aggregate cost of $160.0 million based on the January 29, 2026 closing share price. The initial shares received, which had an aggregate cost of $155.9 million based on the January 30, 2026 closing share price, were retired and recorded as a reduction of Retained Earnings, with the remainder of $45.1 million recorded as a reduction of additional paid-in capital. The total number of shares we will ultimately repurchase will be based on the volume-weighted average price per share of our Class A common stock over the term of the ASR Agreement, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement of the transactions under the ASR Agreement is expected to occur in the third quarter of 2026. We used a portion of the net proceeds from the sale of Dockers® remaining operations to fund the upfront payment due under the ASR Agreement. See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
In July 2026, a cash dividend of $0.16 per share was declared to holders of record of our Class A and Class B common stock at the close of business on July 22, 2026. The cash dividend will be payable on August 5, 2026, for a total quarterly dividend of approximately $62 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	May 31, 2026	June 1, 2025

	(Dollars in millions)
Cash provided by operating activities	$482.3	$238.0
Cash used for investing activities	(51.5)	(129.7)
Cash used for financing activities	(340.9)	(152.4)
Cash and cash equivalents at period end	849.3	653.6
Cash flows from operating activities
Cash provided by operating activities was $482.3 million for the six-month period ended May 31, 2026, as compared to $238.0 million for the comparable period in 2025. The increase in cash provided by operating activities was primarily driven by higher collections of receivables partially offset by higher spending in SG&A, higher taxes paid, and higher spending on inventory.
Cash flows from investing activities
Cash used for investing activities was $51.5 million for the six-month period ended May 31, 2026, as compared to $129.7 million for the comparable period in 2025. The decrease in net cash used for investing activities was primarily due to proceeds of $96.3 million from the divestiture of Dockers® international business and higher proceeds from sale of short-term investments in 2026. These decreases were partially offset by lower proceeds from foreign exchange contracts and proceeds from the sale of assets in 2025.
Cash flows from financing activities
Cash used for financing activities was $340.9 million for the six-month period ended May 31, 2026, as compared to $152.4 million for the comparable period in 2025. Cash used in 2026 primarily reflects an accelerated share repurchase of $201.0 million, dividend payments of $107.7 million, and tax withholdings on equity awards of $31.7 million. Cash used in 2025 primarily reflects dividend payments of $102.8 million, common stock repurchases of $30.5 million, and tax withholdings on equity awards of $18.5 million.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of May 31, 2026, 100% was fixed-rate debt. As of May 31, 2026, our required aggregate debt principal payments on our unsecured long-term debt were $1.1 billion, with payments starting in 2030. There were no short-term borrowings as of May 31, 2026.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of May 31, 2026.

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

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative expenses (“SG&A”)	Adjusted SG&A	SG&A excluding goodwill impairment charges and restructuring related charges and other, net
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income from continuing operations	Adjusted EBIT	Net income from continuing operations excluding income tax expense, interest expense, other (income) expense, net, goodwill impairment charges, restructuring charges, net, and restructuring related charges and other, net
Net income margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income from continuing operations	Adjusted net income
Net income from continuing operations excluding goodwill impairment charges, restructuring charges, net, restructuring related charges and other, net, and gain on legal settlement adjusted to give effect to the income tax impact of such adjustments

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

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$843.4	$791.0	$1,715.1	$1,540.3

Non-GAAP measure:
Selling, general and administrative expenses	$843.4	$791.0	$1,715.1	$1,540.3
Goodwill impairment charges(1)	—	—	—	(2.5)
Restructuring related charges and other, net(2)	(5.5)	(4.5)	(16.7)	(7.7)
Adjusted SG&A	$837.9	$786.5	$1,698.4	$1,530.1

SG&A margin	54.0%	54.7%	51.9%	51.8%
Adjusted SG&A margin	53.6%	54.4%	51.4%	51.5%
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, and other expenses. For the six-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, attorney fees related to a gain on legal settlements of $10.0 million, and other expenses.
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

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$94.8	$79.6	$271.9	$219.8

Non-GAAP measure:
Net income from continuing operations	$94.8	$79.6	$271.9	$219.8
Income tax expense	27.4	22.9	78.5	59.3
Interest expense	12.9	11.8	26.0	22.7
Other (income) expense, net	(12.9)	(6.3)	(55.5)	(2.2)
Goodwill impairment charges(1)	—	—	—	2.5
Restructuring charges, net(2)	13.5	6.8	21.4	13.5
Restructuring related charges and other, net(3)	5.5	4.5	16.7	7.7
Adjusted EBIT	$141.2	$119.3	$359.0	$323.3
Depreciation and amortization	57.1	50.3	112.4	99.5
Adjusted EBITDA	$198.3	$169.6	$471.4	$422.8

Net income margin from continuing operations	6.1%	5.5%	8.2%	7.4%
Adjusted EBIT margin	9.0%	8.3%	10.9%	10.9%
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month and six-month periods ended May 31, 2026, restructuring charges, net consists primarily of $10.1 million and $18.4 million of severance and post-employment benefit charges, respectively, as well as asset impairment charges related to decision to discontinue certain technology projects, and contract termination costs.
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
(3)	For the three-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, and other expenses. For the six-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, attorney fees related to a gain on legal settlements of $10.0 million, and other expenses.
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

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$94.8	$79.6	$271.9	$219.8

Non-GAAP measure:
Net income from continuing operations	$94.8	$79.6	$271.9	$219.8
Goodwill impairment charges(1)	—	—	—	2.5
Restructuring charges, net(2)	13.5	6.8	21.4	13.5
Restructuring related charges and other, net(3)	5.8	4.5	17.2	7.7
Gain on legal settlement	—	—	(33.0)	—
Tax impact of adjustments(4)	(4.3)	(2.4)	(1.0)	(5.0)
Adjusted net income	$109.8	$88.5	$276.5	$238.5

Net income margin from continuing operations	6.1%	5.5%	8.2%	7.4%
Adjusted net income margin	7.0%	6.1%	8.4%	8.0%
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month and six-month periods ended May 31, 2026, restructuring charges, net consists primarily of $10.1 million and $18.4 million of severance and post-employment benefit charges, respectively, as well as asset impairment charges related to decision to discontinue certain technology projects, and contract termination costs.
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
(3)	For the three-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, and other expenses. For the six-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, attorney fees related to a gain on legal settlements of $10.0 million, and other expenses.
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

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share from continuing operations	$0.24	$0.20	$0.69	$0.55

Non-GAAP measure:
Diluted earnings per share from continuing operations	$0.24	$0.20	$0.69	$0.55
Goodwill impairment charges(1)	—	—	—	0.01
Restructuring charges, net(2)	0.03	0.02	0.05	0.03
Restructuring related charges and other, net(3)	0.02	0.01	0.04	0.02
Gain on legal settlement	—	—	(0.08)	—
Tax impact of adjustments(4)	(0.01)	(0.01)	—	(0.01)
Adjusted diluted earnings per share	$0.28	$0.22	$0.70	$0.60
_____________

(1)	For the six-month period ended June 1, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month and six-month periods ended May 31, 2026, restructuring charges, net consists primarily of $10.1 million and $18.4 million of severance and post-employment benefit charges, respectively, as well as asset impairment charges related to decision to discontinue certain technology projects, and contract termination costs.
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
(3)	For the three-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, and other expenses. For the six-month period ended May 31, 2026, restructuring related charges and other, net consists primarily of consulting fees associated with our restructuring activities, legal claims, attorney fees related to a gain on legal settlements of $10.0 million, and other expenses.
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

	Three Months Ended		Six Months Ended
	May 31, 2026	June 1, 2025	May 31, 2026	June 1, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$270.8	$185.5	$482.3	$238.0
Net cash used for investing activities	(77.8)	(58.6)	(51.5)	(129.7)
Net cash used for financing activities	(56.8)	(54.9)	(340.9)	(152.4)

Non-GAAP measure:
Net cash provided by operating activities	$270.8	$185.5	$482.3	$238.0
Purchases of property, plant and equipment	(39.9)	(39.5)	(99.3)	(106.1)
Adjusted free cash flow	$230.9	$146.0	$383.0	$131.9

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

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,562.0	$1,446.0	8.0%	$3,304.5	$2,972.8	11.2%
Impact of foreign currency exchange rates	—	31.6		—	102.4
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues	$1,562.0	$1,477.6	5.7%	$3,304.5	$3,072.9	7.5%

Americas
As reported	$815.5	$748.4	9.0%	$1,671.2	$1,531.4	9.1%
Impact of foreign currency exchange rates	—	15.5		—	33.9
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues - Americas	$815.5	$763.9	6.8%	$1,671.2	$1,563.0	6.9%

Europe
As reported	$420.2	$403.1	4.2%	$916.2	$803.6	14.0%
Impact of foreign currency exchange rates	—	20.3		—	71.6
Organic net revenues - Europe	$420.2	$423.4	(0.8)%	$916.2	$875.2	4.7%

Asia
As reported	$283.7	$257.7	10.1%	$631.2	$565.8	11.6%
Impact of foreign currency exchange rates	—	(4.2)		—	(3.1)
Organic net revenues - Asia	$283.7	$253.5	11.9%	$631.2	$562.7	12.2%

Beyond Yoga®
As reported	$42.6	$36.8	15.8%	$85.9	$72.0	19.3%
Organic net revenues - Beyond Yoga®	$42.6	$36.8	15.8%	$85.9	$72.0	19.3%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the six months ended June 1, 2025.

The table below sets forth the calculation of net revenues by channel on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,562.0	$1,446.0	8.0%	$3,304.5	$2,972.8	11.2%
Impact of foreign currency exchange rates	—	31.6		—	102.4
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues	$1,562.0	$1,477.6	5.7%	$3,304.5	$3,072.9	7.5%

Wholesale
As reported	$768.4	$729.9	5.3%	$1,599.4	$1,469.2	8.9%
Impact of foreign currency exchange rates	—	15.6		—	45.1
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues - Wholesale	$768.4	$745.5	3.1%	$1,599.4	$1,512.0	5.8%

DTC
As reported	$793.6	$716.1	10.8%	$1,705.1	$1,503.6	13.4%
Impact of foreign currency exchange rates	—	16.0		—	57.3
Organic net revenues - DTC	$793.6	$732.1	8.4%	$1,705.1	$1,560.9	9.2%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the six months ended June 1, 2025.

The table below sets forth the calculation of net revenues by brand on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total Levi’s Brands net revenues
As reported	$1,519.4	$1,409.2	7.8%	$3,218.6	$2,900.8	11.0%
Impact of foreign currency exchange rates	—	31.6		—	102.4
Net revenues from Denizen® wind down(1)	—	—		—	(2.3)
Organic net revenues	$1,519.4	$1,440.8	5.5%	$3,218.6	$3,000.9	7.3%

Levi’s®
As reported	$1,462.1	$1,352.8	8.1%	$3,095.6	$2,785.6	11.1%
Impact of foreign currency exchange rates	—	31.4		—	102.0
Organic net revenues - Levi’s®	$1,462.1	$1,384.2	5.6%	$3,095.6	$2,887.6	7.2%

Levi Strauss SignatureTM
As reported	$57.3	$56.4	1.6%	$123.0	$112.9	8.9%
Impact of foreign currency exchange rates	—	0.2		—	0.4
Organic net revenues - Levi Strauss SignatureTM	$57.3	$56.6	1.2%	$123.0	$113.3	8.6%
_____________

(1)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the six months ended June 1, 2025.

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$141.2	$119.3	18.4%	$359.0	$323.3	11.0%
Impact of foreign currency exchange rates	—	5.6	*	—	22.9	*
Constant-currency Adjusted EBIT	$141.2	$124.9	13.1%	$359.0	$346.2	3.7%

Adjusted EBIT margin	9.0%	8.3%	8.4%	10.9%	10.9%	—%
Impact of foreign currency exchange rates	—	0.2	*	—	0.4	*
Constant-currency Adjusted EBIT margin(2)	9.0%	8.5%	5.9%	10.9%	11.3%	(3.5)%
_____________

(1)	Adjusted EBIT is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful
Constant-Currency Adjusted Net Income and Constant-Currency Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Three Months Ended			Six Months Ended
	May 31, 2026	June 1, 2025	% Increase (Decrease)	May 31, 2026	June 1, 2025	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$109.8	$88.5	24.1%	$276.5	$238.5	15.9%
Impact of foreign currency exchange rates	—	2.2	*	—	8.2	*
Constant-currency Adjusted net income	$109.8	$90.7	21.1%	$276.5	$246.7	12.1%
Constant-currency Adjusted net income margin(2)	7.0%	6.1%		8.4%	8.0%

Adjusted diluted earnings per share	$0.28	$0.22	27.3%	$0.70	$0.60	16.7%
Impact of foreign currency exchange rates	—	0.01	*	—	0.02	*
Constant-currency Adjusted diluted earnings per share	$0.28	$0.23	21.7%	$0.70	$0.62	12.9%
_____________

(1)	Adjusted net income is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of May 31, 2026, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2025 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of May 31, 2026. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of May 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
March 2, 2026 - April 5, 2026	—	$—	—	$240,436,556
April 6, 2026 - May 3, 2026	—	—	—	240,436,556
May 4, 2026 - May 31, 2026	—	—	—	240,436,556
Total	—	$—	—
_________
(1)We maintain a share repurchase program authorized by the Board. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. Share repurchase authority was $240.4 million as of July 1, 2026.

(2)During the first quarter of 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $200.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $200.0 million and received and immediately retired 7,789,679 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the January 29, 2026 closing share price, over the transaction’s term (the “ASR Agreement”). The total number of shares the Company will ultimately repurchase and the average price per share under the ASR Agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount, pursuant to the terms and conditions of the ASR Agreement, and is expected to occur in the third quarter of 2026.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the second quarter ended May 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title	Action	Applicable Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Harmit Singh Chief Financial and Growth Officer	Adopt	April 23, 2026	April 23, 2026 - October 23, 2026	Y	See footnote(1)
Karyn Hillman Chief Product Officer	Adopt	May 14, 2026	May 14, 2026 - April 30, 2027	Y	See footnote(2)
_____________
* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).
(1) Trading arrangement provides for the sale of 50,000 shares of Class A common stock owned by Mr. Singh and shares of Class A common stock that will be received by Mr. Singh in connection with the exercise of 424,916 stock appreciation rights (“SARs”). The actual number of shares of our Class A common stock that will be received by Mr. Singh in connection with the exercise of the SARs and sold pursuant to the trading arrangement is not yet determinable as (1) it will be based on the difference between the share price of our Class A common stock and the SAR exercise price on the date of exercise and (2) it will be further reduced by shares withheld by the Company to cover the cost of taxes due upon exercise. The trading arrangement is in accordance with our securities trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.
(2) Trading arrangement provides for the sale of shares to be received by Ms. Hillman related to 38,599 restricted stock units (“RSUs”) and 34,547 performance-based restricted stock units (“PRSUs”) scheduled to vest in January 2027. The trading arrangement also provides for the sale of shares of Class A common stock that will be received by Ms. Hillman in connection with the exercise of 206,330 SARs. The actual number of shares of our Class A common stock that will be received by Ms. Hillman in connection with the vesting of the RSUs. PRSUs and exercise of the SARs and sold pursuant to the trading arrangement is not yet determinable as (1) the number of shares resulting from the exercise of the SARs will be based on the difference between the share price of our Class A common stock and the SAR exercise price on the date of exercise, (2) the number of shares resulting from the vesting of the PRSUs will be based on the Company’s performance against pre-established performance metrics and (3) the number of shares delivered upon vesting of the RSUs and PRSUs and exercise of the SARs will be further reduced by shares withheld by the Company to cover the cost of taxes due upon vesting or exercise, as applicable. The trading arrangement is in accordance with our securities trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Document	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-06631	3.1	3/25/2019
3.2	Amended and Restated Bylaws.	8-K	001-06631	3.1	4/27/2026
10.1	Separation Agreement between the Registrant and Harmit Singh. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101). Filed herewith.

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

Date:	July 8, 2026		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ TIMOTHY J. DAVIS
Timothy J. Davis Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)