Form 10-Q
period 2026-08-30
LEVI STRAUSS & CO
filed 2026-10-07
CIK 94845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 30, 2026
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
(800) 438-0349
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of September 30, 2026, the registrant had 99,502,081 shares of Class A common stock, $0.001 par value per share and 283,967,658 shares of Class B common stock, $0.001 par value per share, outstanding.

LEVI STRAUSS & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts (including our Investor Relations page at http://investors.levistrauss.com). We also use the following social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART I — FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 30, 2026	November 30, 2025

	(Dollars in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$641.4	$757.9
Short-term investments in marketable securities	137.9	90.9
Trade receivables, net	745.2	774.7
Inventories	1,253.6	1,237.7
Other current assets	463.7	238.5
Current assets held for sale	—	54.0
Total current assets	3,241.8	3,153.7
Property, plant and equipment, net	655.8	681.8
Goodwill	285.0	280.6
Other intangible assets, net	192.9	194.4
Deferred tax assets, net	834.6	830.1
Operating lease right-of-use assets, net	1,173.4	1,148.2
Other non-current assets	545.6	538.7
Non-current assets held for sale	—	21.3
Total assets	$6,929.1	$6,848.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$684.8	$597.6
Accrued salaries, wages and employee benefits	228.7	244.7
Accrued sales returns and allowances	216.7	226.1
Short-term operating lease liabilities	275.8	260.7
Other accrued liabilities	585.0	703.4
Total current liabilities	1,991.0	2,032.5
Long-term debt	1,043.6	1,039.2
Long-term operating lease liabilities	1,011.1	1,005.6
Long-term employee related benefits	243.3	252.7
Other long-term liabilities	225.1	240.2
Total liabilities	4,514.1	4,570.2

Commitments and contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; 1,200,000,000 Class A shares authorized, 99,254,572 shares and 103,620,225 shares issued and outstanding as of August 30, 2026 and November 30, 2025, respectively; and 422,000,000 Class B shares authorized, 284,215,167 shares and 286,756,831 shares issued and outstanding, as of August 30, 2026 and November 30, 2025, respectively	0.4	0.4
Additional paid-in capital	811.8	788.1
Retained earnings	1,964.2	1,897.3
Accumulated other comprehensive loss	(361.4)	(407.2)
Total stockholders’ equity	2,415.0	2,278.6
Total liabilities and stockholders’ equity	$6,929.1	$6,848.8

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions, except per share amounts) (Unaudited)
Net revenues	$1,609.7	$1,543.4	$4,914.2	$4,516.2
Cost of goods sold	543.9	591.8	1,791.0	1,711.2
Gross profit	1,065.8	951.6	3,123.2	2,805.0
Selling, general and administrative expenses	835.9	775.6	2,551.0	2,315.9
Restructuring charges, net	7.6	8.6	29.0	22.1
Operating income	222.3	167.4	543.2	467.0
Interest expense	(12.9)	(12.5)	(38.9)	(35.2)
Other income (expense), net	10.7	1.3	66.2	3.5
Income from continuing operations before income taxes	220.1	156.2	570.5	435.3
Income tax expense	51.5	34.2	130.0	93.5
Net income from continuing operations	168.6	122.0	440.5	341.8
Net income (loss) from discontinued operations, net of taxes	—	96.1	(8.8)	78.3
Net income	$168.6	$218.1	$431.7	$420.1
Earnings (loss) per common share:
Continuing operations - Basic	$0.44	$0.31	$1.13	$0.87
Discontinued operations - Basic	—	0.24	(0.02)	0.19
Net income - Basic	$0.44	$0.55	$1.11	$1.06

Continuing operations - Diluted	$0.43	$0.31	$1.12	$0.86
Discontinued operations - Diluted	—	0.24	(0.02)	0.19
Net income - Diluted	$0.43	$0.55	$1.10	$1.05
Weighted-average common shares outstanding:
Basic	386,075,414	395,659,040	387,596,613	396,578,375
Diluted	390,620,582	399,529,649	392,098,306	400,401,333

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions) (Unaudited)
Net income	$168.6	$218.1	$431.7	$420.1
Other comprehensive income (loss), before related income taxes:
Pension and postretirement benefits	2.0	1.9	5.4	5.6
Derivative instruments gains (losses)	5.7	(26.6)	6.0	(91.4)
Foreign currency translation gains	7.0	29.0	34.6	115.3
Unrealized gains (losses) on marketable securities	(0.2)	0.2	(0.4)	0.2
Total other comprehensive income, before related income taxes	14.5	4.5	45.6	29.7
Income tax (expense) benefit related to items of other comprehensive income	3.8	3.3	0.2	(0.5)
Comprehensive income, net of taxes	$186.9	$225.9	$477.5	$449.3

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended August 30, 2026
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at May 31, 2026	384.9	$0.4	$754.9	$1,896.8	$(379.7)	$2,272.4
Net income	—	—	—	168.6	—	168.6
Other comprehensive income, net of tax	—	—	—	—	18.3	18.3
Stock-based compensation and dividends, net	0.1	—	18.8	(0.1)	—	18.7
Employee stock purchase plan	0.1	—	1.8	—	—	1.8
Accelerated share repurchase, including excise tax	(1.6)	—	39.1	(39.5)	—	(0.4)
Tax withholdings on equity awards	—	—	(2.8)	—	—	(2.8)
Cash dividends declared ($0.16 per share)	—	—	—	(61.6)	—	(61.6)
Balance at August 30, 2026	383.5	$0.4	$811.8	$1,964.2	$(361.4)	$2,415.0

	Nine Months Ended August 30, 2026
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at November 30, 2025	390.4	$0.4	$788.1	$1,897.3	$(407.2)	$2,278.6
Net income	—	—	—	431.7	—	431.7
Other comprehensive income, net of tax	—	—	—	—	45.8	45.8
Stock-based compensation and dividends, net	2.2	—	58.9	(0.1)	—	58.8
Employee stock purchase plan	0.3	—	5.3	—	—	5.3
Accelerated share repurchase, including excise tax	(9.4)	—	(6.0)	(195.4)	—	(201.4)
Tax withholdings on equity awards	—	—	(34.5)	—	—	(34.5)
Cash dividends declared ($0.44 per share)	—	—	—	(169.3)	—	(169.3)
Balance at August 30, 2026	383.5	$0.4	$811.8	$1,964.2	$(361.4)	$2,415.0
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended August 31, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at June 1, 2025	395.6	$0.4	$762.0	$1,740.7	$(413.1)	$2,090.0
Net income	—	—	—	218.1	—	218.1
Other comprehensive income, net of tax	—	—	—	—	7.8	7.8
Stock-based compensation and dividends, net	0.1	—	23.7	(0.1)	—	23.6
Employee stock purchase plan	0.1	—	1.9	—	—	1.9
Accelerated share repurchase, including excise tax	(5.0)	—	(24.0)	(96.9)	—	(120.9)
Tax withholdings on equity awards	—	—	(2.4)	—	—	(2.4)
Cash dividends declared ($0.14 per share)	—	—	—	(55.4)	—	(55.4)
Balance at August 31, 2025	390.8	$0.4	$761.2	$1,806.4	$(405.3)	$2,162.7

	Nine Months Ended August 31, 2025
	Class A & Class B Common Stock (In Shares)	Class A & Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	(Shares & Dollars in millions) (Unaudited)
Balance at December 1, 2024	395.4	$0.4	$732.6	$1,672.0	$(434.5)	$1,970.5
Net income	—	—	—	420.1	—	420.1
Other comprehensive income, net of tax	—	—	—	—	29.2	29.2
Stock-based compensation and dividends, net	1.7	—	67.9	(0.1)	—	67.8
Employee stock purchase plan	0.3	—	5.6	—	—	5.6
Accelerated share repurchase, including excise tax	(5.0)	—	(24.0)	(96.9)	—	(120.9)
Repurchase of common stock	(1.6)	—	—	(30.5)	—	(30.5)
Tax withholdings on equity awards	—	—	(20.9)	—	—	(20.9)
Cash dividends declared ($0.40 per share)	—	—	—	(158.2)	—	(158.2)
Balance at August 31, 2025	390.8	$0.4	$761.2	$1,806.4	$(405.3)	$2,162.7
The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	August 30, 2026	August 31, 2025

	(Dollars in millions) (Unaudited)
Cash Flows from Operating Activities:
Net income	$431.7	$420.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.6	151.4
Property, plant, equipment impairment, and early lease terminations, net	6.7	15.6
Gain on sale of business, prior to costs to sell	(33.6)	(155.6)
Stock-based compensation	58.8	67.8
Deferred income taxes	9.7	8.2
Other, net	(7.0)	(19.6)
Net change in operating assets and liabilities	(48.7)	(225.1)
Net cash provided by operating activities	585.2	262.8
Cash Flows from Investing Activities:
Proceeds from sale of business	96.3	194.7
Purchases of property, plant and equipment	(157.9)	(170.3)
Net proceeds from sales of assets	—	22.4
(Payments) proceeds on settlement of forward foreign exchange contracts not designated for hedge accounting, net	(179.7)	37.1
Payments to acquire short-term investments	(130.3)	(109.8)
Proceeds from sale, maturity and collection of short-term investments	84.4	16.2
Other investing activities, net	(7.4)	—
Net cash used for investing activities	(294.6)	(9.7)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	543.8
Repayments of long-term debt	—	(550.4)
Accelerated share repurchase, including excise tax	(201.0)	(120.0)
Repurchase of common stock	—	(30.5)
Tax withholdings on equity awards	(34.5)	(20.9)
Dividends to stockholders	(169.3)	(158.2)
Other financing activities, net	(0.8)	(0.9)
Net cash used for financing activities	(405.6)	(337.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.5)	6.8
Net increase (decrease) in cash and cash equivalents and restricted cash	(116.5)	(77.2)
Beginning cash and cash equivalents	757.9	690.0
Ending cash and cash equivalents	$641.4	$612.8

Noncash Investing Activity:
Property, plant and equipment acquired and not yet paid at end of period	$27.7	$38.9
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the period, net of refunds	$142.8	$119.0
____________
Consolidated statements of cash flows include the cash flows from continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
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
In the fourth quarter of 2024 we announced we were undertaking an evaluation of strategic alternatives to the global Dockers® business, including a sale or other strategic transactions. During the second quarter of 2025, the Company entered into a definitive agreement to sell its Dockers® business. On July 31, 2025 the Company sold the Dockers® intellectual property and operations in the U.S. and Canada. The Company sold the remaining Dockers® operations in multiple closings during the first quarter of 2026, with the final closing on February 27, 2026. Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented. See Note 2 “Discontinued Operations”. The Dockers® business was a separate operating segment historically presented in our financial statements under the caption of Other Brands.
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended August 30, 2026 may not be indicative of the results to be expected for any other interim period or the year ending November 29, 2026.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows and other quantitative and qualitative factors. Property, plant and equipment, net includes accumulated depreciation of $1.4 billion as of both August 30, 2026 and November 30, 2025.
Prepaid Expenses
Prepaid expenses included in “Other current assets” were $140.2 million and $138.0 million as of August 30, 2026 and November 30, 2025, respectively.
Share Repurchases
On January 30, 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution (the “2026 ASR Agreement”) to repurchase an aggregate of $200.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $200.0 million and received and immediately retired 7.8 million shares of its Class A common stock, representing 80% of the dollar amount of the transaction, which had an aggregate cost of $160.0 million based on the January 29, 2026 closing share price. The Company settled the 2026 ASR Agreement in the third quarter of 2026 and received and immediately retired an additional 1.6 million shares. The average price paid per share over the transaction’s term was $21.32. The transaction was recorded as a reduction of retained earnings of $194.0 million and a reduction of additional paid-in-capital of $6.0 million.
During the first quarter of 2025, the Company repurchased 1.6 million shares for $30.0 million, plus broker's commissions, in the open market. During the third quarter of 2025, the Company entered into an accelerated share repurchase transaction with a third-party financial institution (the “2025 ASR Agreement”) to repurchase an aggregate of $120.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $120.0 million and received and immediately retired 5.0 million shares of its Class A common stock, representing 80% of the dollar amount of the transaction based on the August 1, 2025 closing share price. The Company settled the 2025 ASR Agreement in the fourth quarter of 2025 and received and immediately retired an additional 0.6 million shares. The average price paid per share over the transaction’s term was $21.48. The transaction was recorded as a reduction of retained earnings of $109.4 million and a reduction of additional paid-in capital of $11.6 million.
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
Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the consolidated balance sheets. The results of discontinued operations are reported in “Net income (loss) from discontinued operations, net of taxes” in the consolidated statements of income for the current and prior periods beginning in the period in which the business met the held for sale criteria. Net income (loss) from discontinued operations includes direct costs attributable to the business held for sale, and an estimate of costs from corporate functions dedicated to the business, but excludes corporate expenses composed of selling, general and administrative expenses not attributable to any of the operating segments. See Note 2 “Discontinued Operations”.
Unless otherwise indicated, the information in the notes to the consolidated financial statements refers only to the Company’s continuing operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
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
Reclassification
Certain amounts on the statements of cash flows have been conformed to the August 30, 2026 presentation.
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
The following table reconciles the gross proceeds with the gain on sale of the Dockers® operations included in “Net income (loss) from discontinued operations, net of taxes”:

	Nine Months Ended
	August 30, 2026	August 31, 2025
	(Dollars in millions)

Gross proceeds	$96.3	$194.7
Less direct costs to sell	16.3	16.6
Less carrying amount of Dockers® intellectual property and operations	62.7	39.1
Gain on sale of Dockers® intellectual property and operations	$17.3	$139.0
Prior to the sale of Dockers® remaining operations in the first quarter of 2026, Dockers® net assets were classified as held for sale in the consolidated balance sheets for all periods presented. The Dockers® net assets were classified as current and non-current. Additionally, the Company classified the Dockers® business as discontinued operations in its consolidated statements of income for all periods presented.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
The following table presents the assets and liabilities held for sale:

November 30, 2025

(Dollars in millions)
Current Assets:
Inventories	$54.0
Total current assets held for sale	54.0
Property, plant and equipment, net	6.9
Operating lease right-of-use assets, net	14.4
Total non-current assets held for sale	21.3
Total assets held for sale	$75.3

Current Liabilities:
Short-term operating lease liabilities	$3.9
Total current liabilities held for sale	3.9
Long-term operating lease liabilities	6.1
Total long-term liabilities held for sale	6.1
Total liabilities held for sale	$10.0
The following table presents the results of discontinued operations:

	Three Months Ended	Nine Months Ended
	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
Net revenues	$55.3	$31.0	$194.5
Cost of goods sold	27.3	14.6	95.6
Gross profit	28.0	16.4	98.9
Selling, general and administrative expenses	30.4	31.4	116.0
Restructuring charges, net	8.6	8.8	16.9
Operating loss	(11.0)	(23.8)	(34.0)
Other expense	—	(2.9)	—
Income (loss) from discontinued operations before gain on sale and income taxes	(11.0)	(26.7)	(34.0)
Gain on sale of Dockers® remaining operations before income taxes	139.0	17.3	139.0
Total income (loss) from discontinued operations before income taxes	128.0	(9.4)	105.0
Income tax expense (benefit)	31.9	(0.6)	26.7
Net income (loss) from discontinued operations, net of taxes	$96.1	$(8.8)	$78.3

Cash flows related to discontinued operations are included in the consolidated statements of cash flows. The gain on sale of Dockers® remaining operations of $33.6 million, prior to costs to sell, was an adjustment to reconcile net income to net cash provided by operating activities and the proceeds from sale of $96.3 million were included in cash flows from investing activities for the nine months ended August 30, 2026. The gain on sale of Dockers® intellectual property and operations in the U.S. and Canada of $155.6 million, prior to costs to sell, was an adjustment to reconcile net income to net cash provided by operating activities and the proceeds from sale of $194.7 million were included in cash flows from investing activities for the nine months ended August 31, 2025. There were no other significant operating noncash items or investing activities cash flows from discontinued operations during the three and nine months ended August 30, 2026 and August 31, 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by business segment for the nine months ended August 30, 2026 and August 31, 2025 were as follows:

	Nine Months Ended August 30, 2026
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Balance, November 30, 2025
Goodwill	$246.3	$39.0	$3.0	$123.6	$411.9
Accumulated impairment losses	(2.5)	(17.1)	—	(111.7)	(131.3)
	243.8	21.9	3.0	11.9	280.6
Goodwill acquired during the year	—	1.1	—	—	1.1
Foreign currency fluctuation	3.1	0.1	0.1	—	3.3
Balance, August 30, 2026
Goodwill	249.4	40.2	3.1	123.6	416.3
Accumulated impairment losses	(2.5)	(17.1)	—	(111.7)	(131.3)
	$246.9	$23.1	$3.1	$11.9	$285.0

	Nine Months Ended August 31, 2025
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Balance, December 1, 2024
Goodwill	$242.7	$37.2	$2.9	$123.6	$406.4
Accumulated impairment losses	—	(17.1)	—	(111.7)	(128.8)
	242.7	20.1	2.9	11.9	277.6
Impairment losses	(2.5)	—	—	—	(2.5)
Foreign currency fluctuation	1.7	2.0	—	—	3.7
Balance, August 31, 2025
Goodwill	244.4	39.2	2.9	123.6	410.1
Accumulated impairment losses	(2.5)	(17.1)	—	(111.7)	(131.3)
	$241.9	$22.1	$2.9	$11.9	$278.8
During the third quarters of 2026 and 2025, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. The Company assessed the fair value of the Beyond Yoga® reporting unit using the discounted cash flow method under the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows. The trademark fair value was determined using the relief-from-royalty method to utilize the discounted projected future cash flows. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values in both 2026 and 2025, the fair values of the Beyond Yoga® reporting unit were less than 10% over their carrying values in both 2026 and 2025 and the fair value of the indefinite lived trademark intangible was less than 10% over its carrying value in 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
The significant assumptions used in the assessment of the fair value of the reporting unit in both 2026 and 2025 included revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value and a discount rate. The significant assumptions used in the assessment of the fair value of the trademark intangible asset in both 2026 and 2025 included revenue growth rates, a discount rate and a royalty rate. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the Beyond Yoga® reporting unit, the Beyond Yoga® indefinite-lived trademark intangible asset, or both might decline and lead to impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability.
The following table presents the Company’s other intangible assets, net:

	August 30, 2026			November 30, 2025
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total

	(Dollars in millions)
Non-amortized intangible assets:
Trademarks	$177.9	$—	$177.9	$177.9	$—	$177.9
Amortized intangible assets:
Customer relationships and other	41.5	(26.5)	15.0	39.7	(23.2)	16.5
Total	$219.4	$(26.5)	$192.9	$217.6	$(23.2)	$194.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the Company’s financial instruments that are carried at fair value:

	August 30, 2026			November 30, 2025
		Fair Value Estimated Using			Fair Value Estimated Using
	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)	Fair Value	Level 1 Inputs(1)	Level 2 Inputs(2)

	(Dollars in millions)
Financial assets carried at fair value
Rabbi trust assets	$113.6	$113.6	$—	$107.7	$107.7	$—
Short-term investments in marketable securities	137.9	—	137.9	90.9	—	90.9
Derivative instruments(3)	8.8	—	8.8	6.8	—	6.8
Total	$260.3	$113.6	$146.7	$205.4	$107.7	$97.7
Financial liabilities carried at fair value
Derivative instruments(3)	$12.1	$—	$12.1	$13.4	$—	$13.4
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
The following table presents the carrying value, including related accrued interest, and estimated fair value of the Company’s financial instruments that are carried at adjusted historical cost:

	August 30, 2026		November 30, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in millions)
Financial liabilities carried at adjusted historical cost
4.00% senior notes due 2030(1)	$548.1	$549.5	$550.8	$559.7
3.50% senior notes due 2031(1)	505.2	465.2	500.3	467.8
Total	$1,053.3	$1,014.7	$1,051.1	$1,027.5
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

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of August 30, 2026, the Company had forward foreign exchange contracts derivatives to buy $657.5 million and to sell $888.4 million in various foreign currencies. These contracts are at various exchange rates and expire at various dates through November 2027.
The table below provides data about the carrying values of derivative instruments and non-derivative instruments:

	August 30, 2026			November 30, 2025
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value

	(Dollars in millions)
Derivatives designated as hedging instruments
Foreign exchange risk cash flow hedges(1)	$5.2	$—	$5.2	$5.9	$—	$5.9
Foreign exchange risk cash flow hedges(2)	—	(10.7)	(10.7)	—	(11.8)	(11.8)
Total	$5.2	$(10.7)		$5.9	$(11.8)
Derivatives not designated as hedging instruments
Forward foreign exchange contracts(1)	$8.8	$(5.2)	$3.6	$6.8	$(5.9)	$0.9
Forward foreign exchange contracts(2)	10.7	(12.1)	(1.4)	11.8	(13.4)	(1.6)
Total	$19.5	$(17.3)		$18.6	$(19.3)
Non-derivatives designated as hedging instruments
4.000% Euro senior notes due 2030	$—	$(553.4)		$—	$(550.8)
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
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
The table below presents the gross and net amounts of these contracts recognized on the Company’s consolidated balance sheets by type of financial instrument:

	August 30, 2026			November 30, 2025
	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amounts of Assets / (Liabilities)

	(Dollars in millions)
Foreign exchange risk contracts and forward foreign exchange contracts
Financial assets	$24.7	$(10.6)	$14.1	$24.5	$(12.8)	$11.7
Financial liabilities	(28.0)	10.6	(17.4)	(31.1)	12.8	(18.3)
Total			$(3.3)			$(6.6)
The table below provides data about the amount of gains and losses related to derivative instruments and non-derivative instruments designated as cash flow and net investment hedges included in “Accumulated other comprehensive loss” (“AOCL”) on the Company’s consolidated balance sheets, and in “Other income (expense), net” in the Company’s consolidated statements of income:

	Amount of (Loss) Gain Recognized in AOCL (Effective Portion)		Amount of (Loss) Gain Reclassified from AOCL into Net Income(1)
	As of August 30, 2026	As of November 30, 2025	Three Months Ended		Nine Months Ended
			August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
Foreign exchange risk contracts	$(14.1)	$(22.8)	$(7.4)	$5.1	$(23.1)	$6.1
Realized forward foreign exchange swaps(2)	4.6	4.6	—	—	—	—
Yen-denominated Eurobonds	(19.8)	(19.8)	—	—	—	—
Euro-denominated senior notes	(66.3)	(63.7)	—	—	—	—
Cumulative income taxes	25.4	25.3	—	—	—	—
Total	$(70.2)	$(76.4)
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
There was no hedge ineffectiveness for the nine months ended August 30, 2026. Within the next 12 months, a $12.4 million loss from cash flow hedges is expected to be reclassified from AOCL into net income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
The table below presents the effects of the Company’s cash flow hedges of foreign exchange risk contracts on the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
Amount of Gain (Loss) on Cash Flow Hedge Activity:
Net revenues	$0.2	$0.3	$2.2	$(2.3)
Cost of goods sold	(7.6)	4.8	(25.4)	8.4
The table below provides data about the amount of gains and losses related to derivatives not designated as hedging instruments included in “Other income (expense), net” in the Company’s consolidated statements of income:

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
Forward foreign exchange contracts:
Realized gain (loss) (1)	$5.7	$10.6	$13.6	$39.8
Unrealized gain (loss)	(3.4)	0.4	2.9	1.2
Total	$2.3	$11.0	$16.5	$41.0
_____________
(1)The realized gain (loss) is included in “Other, net” under cash flows from operating activities on the Company’s consolidated statements of cash flows.
NOTE 6: OTHER ACCRUED LIABILITIES
The following table presents the Company’s other accrued liabilities:

	August 30, 2026	November 30, 2025

	(Dollars in millions)
Other accrued liabilities
Accrued non-trade payables	$178.2	$195.5
Taxes other than income taxes payable	63.7	83.7
Accrued advertising and promotion	62.0	56.9
Restructuring liabilities	40.2	55.8
Accrued income taxes	39.9	55.6
Accrued property, plant and equipment	28.0	51.4
Fair value derivatives	11.5	13.4
Accrued interest payable	10.0	12.2
Accrued rent	9.0	10.2
Other	142.5	168.7
Total other accrued liabilities	$585.0	$703.4

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 7: SUPPLIER FINANCE PROGRAM
The Company offers a supplier finance program which enables the Company’s suppliers, at their sole discretion, to sell their receivables (i.e., the Company’s payment obligations to suppliers) to a financial institution on a non-recourse basis in order to be paid earlier than current payment terms provide.
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s participation in these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. The Company’s current payment terms with a majority of its suppliers are typically 90 days. The Company has not pledged any assets and does not provide guarantees under the supplier finance program. As such, the outstanding payment obligations under the Company’s supplier finance program are included within “Accounts Payable” in the Consolidated Balance Sheets. The Company’s outstanding payment obligations under this program were $175.4 million as of August 30, 2026 and $136.5 million as of November 30, 2025.
NOTE 8: DEBT
The following table presents the Company’s debt:

	August 30, 2026	November 30, 2025

	(Dollars in millions)
Long-term debt
4.00% senior notes due 2030	$547.1	$543.3
3.50% senior notes due 2031	496.5	495.9
Total long-term debt	$1,043.6	$1,039.2

Senior Revolving Credit Facility
As of August 30, 2026, the Company had no borrowings under the Credit Facility. The Company’s unused availability under the Credit Facility was $696.7 million at August 30, 2026, as the total availability of $715.8 million was reduced by $19.1 million of letters of credit and other credit usage allocated under the Credit Facility.
Interest Rates on Borrowings
The Company’s weighted-average interest rates on average borrowings outstanding during the three and nine months ended August 30, 2026 were 4.69% and 4.66%, respectively, as compared to 4.43% and 4.32%, respectively, during the same periods of 2025.
NOTE 9: RESTRUCTURING ACTIVITIES
For the three and nine months ended August 30, 2026, the Company recognized restructuring charges of $7.6 million and $29.0 million, respectively, primarily in connection with the Company’s focus on cost reduction initiatives, expansion of our global shared services model including building global talent hubs around the world, and distribution strategy to evaluate the mix of owned and third party operated distribution centers. Restructuring charges consist primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income. As of August 30, 2026, the restructuring liability was $52.3 million, with $40.2 million and $12.1 million classified as “Other accrued liabilities” and “Other long-term liabilities”, respectively, within the Company’s consolidated balance sheet.
The Company also recognized $16.0 million and $19.6 million of restructuring related charges during the three and nine months ended August 30, 2026, respectively, consisting primarily of consulting costs and distribution center transition costs, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
For the three and nine months ended August 31, 2025, the Company recognized restructuring charges of $8.6 million and $22.1 million, respectively, in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefits, based on separation benefits provided by Company policy or statutory benefit plans, as well as contract termination costs and asset impairments partially offset by a gain on the sale of a previously closed distribution center. These charges were recorded in “Restructuring charges, net” in the consolidated statements of income.
The Company also recognized $4.3 million and $11.8 million of restructuring related charges during the three and nine months ended August 31, 2025, respectively, consisting primarily of consulting costs, distribution center transition costs, and employee one-time incentives, which were recorded in “Selling, general and administrative expenses” in the consolidated statements of income.
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

	Three Months Ended August 30, 2026
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	May 31, 2026				August 30, 2026

	(Dollars in millions)
Severance and employee-related benefits	$49.8	$1.3	$(7.7)	$(2.8)	$40.6
Contract termination costs and other	12.3	—	(0.7)	0.1	11.7
Total	$62.1	$1.3	$(8.4)	$(2.7)	$52.3
_____________
(1)Excludes $0.2 million in stock compensation related charges recorded in Additional paid-in-capital and $5.5 million of asset impairment charges related to decision to discontinue certain technology projects.

	Nine Months Ended August 30, 2026
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	November 30, 2025				August 30, 2026

	(Dollars in millions)
Severance and employee-related benefits	$53.1	$26.4	$(36.0)	$(2.9)	$40.6
Contract termination costs and other	16.9	2.4	(5.1)	(2.5)	11.7
Total	$70.0	$28.8	$(41.1)	$(5.4)	$52.3
_____________
(1)    Excludes $1.2 million in stock compensation related charges recorded in Additional paid-in-capital and $7.2 million of asset impairment charges related to decision to discontinue certain technology projects. Includes $8.8 million of Dockers® restructuring costs reported as discontinued operations.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026

	Three Months Ended August 31, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	June 1, 2025				August 31, 2025

	(Dollars in millions)
Severance and employee-related benefits	$58.6	$13.5	$(10.7)	$1.5	$62.9
Contract termination costs and other	28.1	(0.1)	(9.5)	0.3	18.8
Total	$86.7	$13.4	$(20.2)	$1.8	$81.7
_____________
(1)Excludes $4.0 million in stock compensation related charges recorded in Additional paid-in capital. Includes $8.6 million of Dockers® restructuring costs reported as discontinued operations.

	Nine Months Ended August 31, 2025
	Liabilities	Net Charges (Reversals)(1)	Payments	Foreign Currency Fluctuations	Liabilities
	December 1, 2024				August 31, 2025

	(Dollars in millions)
Severance and employee-related benefits	$83.7	$25.1	$(49.7)	$3.8	$62.9
Contract termination costs and other	20.7	3.6	(10.1)	4.6	18.8
Total	$104.4	$28.7	$(59.8)	$8.4	$81.7
_____________
(1)    Excludes $5.3 million in stock compensation related charges recorded in Additional paid-in capital and $9.2 million of asset impairment charges associated with the closures of distribution centers, partially offset by a $9.3 million gain on the sale of a previously closed distribution center. Includes $11.8 million of Dockers® restructuring costs reported as discontinued operations.

NOTE 10: COMMITMENTS AND CONTINGENCIES
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
Customs Duty Audits. The Company imports both raw materials and finished garments into all of its geographic regions and, as such, is subject to numerous countries’ complex customs laws and regulations with respect to its import and export activity. The Company has various pending audit assessments in connection with these activities. As of August 30, 2026, the Company has recorded certain estimated liabilities for these matters which are not material. The Company does not believe any of the claims for customs duty and related charges will have a material impact on its financial condition, results of operations or cash flows.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
Other Matters. On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In April 2026, the U.S. Customs and Border Protection (“CBP”) released the Consolidated Administration and Processing Entries (“CAPE”) functionality to facilitate a phased approach to process IEEPA tariff refunds. During the third quarter of 2026 the Company recorded approximately $78.6 million of refunds of previously paid IEEPA tariffs as a reduction of cost of goods sold. Approximately $57.1 million of those refunds were received by August 30, 2026 and the remaining amount is recorded as a receivable in the consolidated balance sheet. The Company continues to assess loss recovery on tariff refunds under future phases. During the third quarter of 2026, the Company also recorded $4.7 million of interest income associated with the IEEPA tariff refunds which was included in “Other income (expense), net” in the consolidated statements of income.
NOTE 11: DIVIDENDS
Dividends are declared at the discretion of the Board. In January, April and July 2026, the Company declared cash dividends of $0.14, $0.14 and $0.16 per share, respectively, to holders of record of its Class A and Class B common stock. In January, April and July 2025, the Company declared cash dividends of $0.13, $0.13 and $0.14 per share, respectively, to holders of record of its Class A and Class B common stock. During the three and nine months ended August 30, 2026, dividends were paid in the amount of $61.6 million and $169.3 million, respectively, compared to $55.4 million and $158.2 million, respectively, for the same prior-year periods.
The Company does not have an established dividend policy. The Board reviews the Company’s ability to pay dividends on an ongoing basis and establishes the dividend amount based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows and other factors, and any restrictions related to the terms of the Company’s debt agreements.
Subsequent to the Company’s quarter end, the Board declared a cash dividend of $0.16 per share to holders of record of its Class A and Class B common stock at the close of business on October 21, 2026, for a total quarterly dividend of approximately $61 million.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of "Accumulated other comprehensive loss," net of related income taxes:

	Three Months Ended August 30, 2026
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at May 31, 2026	$(134.2)	$(75.0)	$(170.5)	$—	$(379.7)
Other comprehensive (loss) income before reclassifications	(0.7)	(2.6)	12.6	(0.2)	9.1
Amounts reclassified from accumulated other comprehensive loss	1.8	7.4	—	—	9.2
Net increase (decrease) in other comprehensive (loss) income	1.1	4.8	12.6	(0.2)	18.3
Accumulated other comprehensive loss at August 30, 2026	$(133.1)	$(70.2)	$(157.9)	$(0.2)	$(361.4)

	Nine Months Ended August 30, 2026
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive (loss) income at November 30, 2025	$(136.9)	$(76.4)	$(194.1)	$0.2	$(407.2)
Other comprehensive (loss) income before reclassifications	(3.0)	(16.9)	36.2	(0.4)	15.9
Amounts reclassified from accumulated other comprehensive loss	6.8	23.1	—	—	29.9
Net increase (decrease) in other comprehensive (loss) income	3.8	6.2	36.2	(0.4)	45.8
Accumulated other comprehensive loss at August 30, 2026	$(133.1)	$(70.2)	$(157.9)	$(0.2)	$(361.4)
___________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026

	Three Months Ended August 31, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at June 1, 2025	$(138.4)	$(59.7)	$(215.0)	$—	$(413.1)
Other comprehensive (loss) income before reclassifications	(0.5)	(15.4)	26.5	0.2	10.8
Amounts reclassified from accumulated other comprehensive loss	2.1	(5.1)	—	—	(3.0)
Net increase (decrease) in other comprehensive income (loss)	1.6	(20.5)	26.5	0.2	7.8
Accumulated other comprehensive (loss) income at August 31, 2025	$(136.8)	$(80.2)	$(188.5)	$0.2	$(405.3)

	Nine Months Ended August 31, 2025
	Pension and Postretirement Benefits(1)	Translation Adjustments		Unrealized (Loss) Gain on Marketable Securities
		Derivative Instruments(2)	Foreign Currency Translation		Total

	(Dollars in millions)
Accumulated other comprehensive loss at December 1, 2024	$(141.2)	$(9.0)	$(284.3)	$—	$(434.5)
Other comprehensive (loss) income before reclassifications	(1.2)	(65.1)	95.8	0.2	29.7
Amounts reclassified from accumulated other comprehensive loss	5.6	(6.1)	—	—	(0.5)
Net increase (decrease) in other comprehensive (loss) income	4.4	(71.2)	95.8	0.2	29.2
Accumulated other comprehensive (loss) income at August 31, 2025	$(136.8)	$(80.2)	$(188.5)	$0.2	$(405.3)
_____________
(1)Amounts reclassified were recorded in “Other income (expense), net”.
(2)Amounts reclassified were recorded within “Net revenues” and “Cost of goods sold”. For more information, refer to Note 5.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 13: NET REVENUES
Disaggregated Revenue
The table below provides the Company’s revenues disaggregated by segment and channel.

	Three Months Ended August 30, 2026
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$499.1	$233.4	$138.0	$11.8	$882.3
Direct-to-consumer	339.7	208.7	154.8	24.2	727.4
Total net revenues	$838.8	$442.1	$292.8	$36.0	$1,609.7

	Nine Months Ended August 30, 2026
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,439.2	$624.2	$383.2	$35.1	$2,481.7
Direct-to-consumer	1,070.8	734.1	540.8	86.8	2,432.5
Total net revenues	$2,510.0	$1,358.3	$924.0	$121.9	$4,914.2

	Three Months Ended August 31, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$472.7	$213.3	$134.7	$11.5	$832.2
Direct-to-consumer	333.7	213.0	143.0	21.5	711.2
Total net revenues	$806.4	$426.3	$277.7	$33.0	$1,543.4

	Nine Months Ended August 31, 2025
	Levi’s Brands
	Americas	Europe	Asia	Beyond Yoga®	Total

	(Dollars in millions)
Net revenues by channel:
Wholesale	$1,338.3	$561.9	$365.2	$36.0	$2,301.4
Direct-to-consumer	999.5	668.0	478.3	69.0	2,214.8
Total net revenues	$2,337.8	$1,229.9	$843.5	$105.0	$4,516.2
The Company did not have any material contract assets or contract liabilities recorded in the consolidated balance sheets as of August 30, 2026 and November 30, 2025.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 14: OTHER INCOME (EXPENSE), NET
The following table summarizes significant components of “Other income (expense), net”:

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
Foreign exchange management gains(1)	$2.3	$11.0	$16.5	$41.0
Foreign currency transaction losses(2)	(0.6)	(11.1)	(7.2)	(48.6)
Marketable securities gains	0.3	4.9	3.9	2.2
Legal settlement gain (3)	—	—	33.0	—
Other, net (4)	8.7	(3.5)	20.0	8.9
Total other income (expense), net	$10.7	$1.3	$66.2	$3.5
____________
(1)Gains and losses on forward foreign exchange contracts primarily result from currency fluctuations relative to negotiated contract rates. For the three and nine months ended August 30, 2026, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Mexican peso and Australian dollar. For the three and nine months ended August 31, 2025, gains were primarily due to currency fluctuations relative to negotiated contract rates on positions to buy the Euro.
(2)Foreign currency transaction gains and losses reflect the impact of currency fluctuations on the Company's foreign currency denominated balances. For the three and nine months ended August 30, 2026, losses were primarily due to the impact of U.S. dollar weakening against the Mexican peso and Euro. For the three and nine months ended August 31, 2025, losses were primarily due to the impact of U.S. dollar weakening against the Euro.
(3)During the nine months ended August 30, 2026 the Company recognized a gain related to a trademark infringement legal settlement.
(4)Other, net for the three and nine months ended August 30, 2026 includes interest income received from IEEPA tariff refunds of $4.7 million.
NOTE 15: INCOME TAXES

The Company’s effective income tax rate was 23.4% for the three months ended August 30, 2026, compared to 21.9% for the same prior-year period. The Company’s effective income tax rate was 22.8% for the nine months ended August 30, 2026, compared to 21.5% for the same prior-year period. The increases in the effective income tax rates for the three-month and nine-month periods ended August 30, 2026 were primarily due to a lower foreign-derived intangible income benefit compared with the prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 16: EARNINGS PER SHARE
The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions, except per share amounts)
Numerator:
Net income from continuing operations	$168.6	$122.0	$440.5	$341.8
Net income (loss) from discontinued operations, net of taxes	—	96.1	(8.8)	78.3
Net income	$168.6	$218.1	$431.7	$420.1
Denominator:
Weighted-average common shares outstanding - basic	386,075,414	395,659,040	387,596,613	396,578,375
Dilutive effect of stock awards	4,545,168	3,870,609	4,501,693	3,822,958
Weighted-average common shares outstanding - diluted	390,620,582	399,529,649	392,098,306	400,401,333
Earnings (loss) per common share:
Continuing operations - Basic	$0.44	$0.31	$1.13	$0.87
Discontinued operations - Basic	—	0.24	(0.02)	0.19
Net income - Basic	$0.44	$0.55	$1.11	$1.06

Continuing operations - Diluted	$0.43	$0.31	$1.12	$0.86
Discontinued operations - Diluted	—	0.24	(0.02)	0.19
Net income - Diluted	$0.43	$0.55	$1.10	$1.05
Anti-dilutive securities excluded from calculation of diluted earnings per share	1,059,875	3,691,474	1,599,784	3,953,446
NOTE 17: RELATED PARTIES
Michelle Gass (President and Chief Executive Officer) and David Jedrzejek (Senior Vice President and General Counsel) are members of the Board of Directors of the Levi Strauss Foundation, which is an independent non-profit entity that is not one of our consolidated entities. Mr. Jedrzejek also serves as a Vice Chair of the Levi Strauss Foundation. During the three and nine months ended August 30, 2026, the Company donated $0.5 million and $8.6 million, respectively, to the Levi Strauss Foundation as compared to $0.4 million and $5.3 million for the same prior-year periods. During the three and nine months ended August 30, 2026, the Company recognized expenses related to their donation commitments of $1.6 million and $6.7 million, respectively, as compared to $5.9 million and $9.1 million for the same prior-year periods.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026
NOTE 18: BUSINESS SEGMENT INFORMATION
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
Business segment information for the Company is as follows:

	Three Months Ended August 30, 2026
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$838.8	$442.1	$292.8	$1,573.7
Beyond Yoga® net revenues				36.0
Total net revenues				$1,609.7

Segment cost of goods sold	276.8	129.3	113.3
Segment selling, general, and administrative	311.1	212.0	137.9

Segment operating income	$250.9	$100.8	$41.6	$393.3
Beyond Yoga® operating loss				(5.3)
Restructuring charges, net(1)				(7.6)
Corporate expenses				(158.1)
Interest expense				(12.9)
Other income (expense), net				10.7
Income from continuing operations before income taxes				$220.1
____________
(1)     For the three months ended August 30, 2026 restructuring charges, net consisted primarily of asset impairment charges related to the decision to discontinue certain technology projects as well as severance and post-employment benefit charges.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026

	Nine Months Ended August 30, 2026
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$2,510.0	$1,358.3	$924.0	$4,792.3
Beyond Yoga® net revenues				121.9
Total net revenues				$4,914.2

Segment cost of goods sold	1,007.4	367.6	339.8
Segment selling, general, and administrative	924.4	671.9	429.7

Segment operating income	$578.2	$318.8	$154.5	$1,051.5
Beyond Yoga® operating loss				(8.5)
Restructuring charges, net(1)				(29.0)
Corporate expenses				(470.8)
Interest expense				(38.9)
Other income (expense), net(2)				66.2
Income from continuing operations before income taxes				$570.5
____________
(1)     For the nine months ended August 30, 2026 restructuring charges, net consisted primarily of severance and post-employment benefit charges and asset impairment charges related to the decision to discontinue certain technology projects, as well as contract terminations.
(2)     For the nine months ended August 30, 2026 other income (expense), net included a $33.0 million gain on legal settlement recorded during the first quarter. For more information refer to Note 14.

	Three Months Ended August 31, 2025
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$806.4	$426.3	$277.7	$1,510.4
Beyond Yoga® net revenues				33.0
Total net revenues				$1,543.4

Segment cost of goods sold	333.6	136.0	114.1
Segment selling, general, and administrative	283.5	199.3	130.2

Segment operating income	$189.3	$91.0	$33.4	$313.7
Beyond Yoga® operating loss				(4.8)
Restructuring charges, net(1)				(8.6)
Corporate expenses				(132.9)
Interest expense				(12.5)
Other income (expense), net				1.3
Income from continuing operations before income taxes				$156.2
____________
(1)For the three months ended August 31, 2025 restructuring charges, net consisted primarily of severance and other post-employment benefit charges, asset impairments and contract termination costs, partially offset by a gain recognized on the sale of a distribution center in connection with Project Fuel.

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026

	Nine Months Ended August 31, 2025
	Levi’s Brands
	Americas	Europe	Asia	Total
	(Dollars in millions)
Segment net revenues	$2,337.8	$1,229.9	$843.5	$4,411.2
Beyond Yoga® net revenues				105.0
Total net revenues				$4,516.2

Segment cost of goods sold	987.4	369.5	326.3
Segment selling, general, and administrative	838.1	597.6	396.3

Segment operating income	$512.3	$262.8	$120.9	$896.0
Beyond Yoga® operating loss				(12.3)
Restructuring charges, net(1)				(22.1)
Corporate expenses				(394.6)
Interest expense				(35.2)
Other income (expense), net				3.5
Income from continuing operations before income taxes				$435.3
____________
(1)     For the nine months ended August 31, 2025 restructuring charges, net consisted primarily of severance and other post-employment benefit charges, and asset impairments and contract termination costs, partially offset by a gain recognized on the sale of a distribution center in connection with Project Fuel.

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
Depreciation and amortization expense:
Americas	$15.5	$15.3	$46.1	$45.4
Europe	9.0	7.8	26.0	22.8
Asia	4.9	5.2	15.2	14.1
Total segment depreciation and amortization expense	29.4	28.3	87.3	82.3
Beyond Yoga and unallocated	25.4	23.5	80.0	67.7
Total continuing operations depreciation and amortization expense	$54.8	$51.8	$167.3	$150.0

LEVI STRAUSS & CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 2026

	August 30, 2026
	Levi's Brands
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$768.1	$172.3	$198.4	$1,138.8	$114.8	$1,253.6
All other assets					5,675.5	5,675.5
Total assets						$6,929.1
____________

(1)	Unallocated inventories include $46.3 million of Beyond Yoga inventory.

	November 30, 2025
	Levi's Brands
	Americas	Europe	Asia	Segment Total	Unallocated(1)	Consolidated Total

	(Dollars in millions)
Assets:
Inventories	$761.7	$161.3	$178.1	$1,101.1	$136.6	$1,237.7
All other assets					5,611.1	5,611.1
Total assets						$6,848.8
____________

(1)	Unallocated inventories include $38.5 million of Beyond Yoga inventory.
NOTE 19: SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Changes in operating assets and liabilities affecting cash were as follows:

	Nine Months Ended
	August 30, 2026	August 31, 2025

	(Dollars in millions)
Change in operating assets and liabilities:
Trade receivables	$33.9	$5.1
Inventories	5.0	(104.8)
Accounts payable	83.3	(44.6)
Short-term restructuring liabilities	(15.6)	(7.4)
Accrued salaries, wages and employee benefits and long-term employee related benefits	(28.7)	(17.3)
Right-of-use operating lease assets and current and non-current operating lease liabilities, net	(7.2)	(13.4)
Other current and non-current assets	(18.6)	(14.0)
Other current and long-term liabilities	(100.8)	(28.7)
Net change in operating assets and liabilities	$(48.7)	$(225.1)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We recognize wholesale revenue from sales of our products through third-party retailers such as department stores, specialty retailers, third-party e-commerce sites and franchise locations dedicated to our brands. We also sell our products directly to consumers (“DTC”) through a variety of formats, including our own company-operated mainline and outlet stores, company-operated e-commerce sites and select shop-in-shops that we operate within department stores and other third-party retail locations. As of August 30, 2026, our products were sold in approximately 50,000 retail locations in approximately 120 countries, including approximately 3,300 brand-dedicated stores and shop-in-shops. As of August 30, 2026, we had 1,261 company-operated stores located in 38 countries and approximately 525 company-operated shop-in-shops. The remainder of our brand-dedicated stores and shop-in-shops were operated by franchisees and other partners.

Across all of our brands, pants – including jeans, casual pants, dress pants, shorts, skirts and activewear – represented 66% and 67% of our total units sold in the first nine months of 2026 and 2025, respectively. Tops – including shirts, sweaters, jackets, dresses and jumpsuits – represented 30% and 29% of our total units sold in the first nine months of 2026 and 2025, respectively. The remainder of our products are accessories. Men’s products generated 58% and 60% of our net revenues in the first nine months of 2026 and 2025, respectively. Women’s products generated 40% and 39% of our net revenues in the first nine months of 2026 and 2025, respectively. The remainder of our products are non-gendered. Products other than denim bottoms – which include tops, accessories and pants excluding jeans – represented 38% of our net revenues in the first nine months of both 2026 and 2025.
Our Europe and Asia businesses, collectively, contributed 46% of our net revenues in the first nine months of both 2026 and 2025. Net revenues from our international business, which includes our Europe and Asia segments, as well as Canada and Latin America from our Americas segment, represented 60% and 58% of our net revenues in the first nine months of 2026 and 2025, respectively. Sales of Levi’s® brand products represented approximately 94% of our net revenues in the first nine months of both 2026 and 2025.
Our wholesale channel generated 51% of our net revenues in the first nine months of both 2026 and 2025. Sales to franchise partners, included as a component of our wholesale channel, generated 6% and 7% of our net revenues in the first nine months of 2026 and 2025, respectively. Our DTC channel generated 49% of our net revenues in the first nine months of both 2026 and 2025, with our company operated e-commerce business representing 23% and 22% of DTC channel net revenues in the first nine months of 2026 and 2025, respectively, and 11% of total net revenues in the first nine months of both 2026 and 2025.
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
Other Factors Affecting Our Business
We believe the other key business and marketplace factors that are impacting our business include the following:
•Reciprocal tariffs previously imposed on products imported into the U.S. from most jurisdictions, along with retaliatory actions by other countries, have created an uncertain environment for global trade. On February 20, 2026 a U.S. Supreme Court ruling invalidated the tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”) on products imported into the U.S. During the third quarter of 2026 the Company recorded $78.6 million of refunds of previously paid IEEPA tariffs as a reduction of cost of goods sold, $57.1 million of which were received by August 30, 2026. The Company continues to assess loss recovery on tariff refunds under future phases. During the third quarter of 2026, the Company also recorded $4.7 million of interest income associated with the IEEPA refunds which was included in “Other income (expense), net” in the consolidated statements of income. Following the U.S. Supreme Court ruling, the U.S. government announced on July 23, 2026, new tariffs under Section 301 of the Trade Act of 1974 on most imports from certain countries, effective upon the expiration of the previous temporary Section 122 tariffs. Uncertainty continues to exist regarding current and future tariffs. Many of our products are produced in countries, such as Bangladesh, Cambodia, Pakistan, and Vietnam, that were subject to the invalidated U.S. IEEPA tariffs, and are subject to the new prospective tariffs. There may be additional tariff actions or increases to existing tariffs in the future. As a result of these tariff actions, retaliatory actions taken by other countries in response, and ongoing uncertainty regarding U.S. trade policy, the cost of our inventory in the U.S. has generally increased and may increase further in the future. These increased costs could lead to a significant increase in cost of sales and a significant reduction in gross margin and income from operations. We are monitoring the changing tariffs and trade restrictions, assessing the impact on our business and taking steps to mitigate their impact. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, and retaliatory or other measures are difficult to predict, including related unfavorable impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely affect our business.

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
•As part of our effort to optimize our logistics network, we are in the process of transitioning and stabilizing the operation of certain of our global distribution and fulfillment centers to third-party logistics providers. This transition from owner-operated facilities to third-party logistics providers has and may continue to cause disruptions and service level impacts to these centers as we transition or restructure systems, technology and employees. We have and may continue to experience shipping delays, order cancellations and increased costs as a result of this transition and stabilization which has and may continue to impact our relationships with wholesale customers. Additionally, during the quarter there was a fire at one of our distribution centers, which had an impact on our operations. The damage to our inventory is insured and the impact on our financial results was not significant. We are subject to concentration risks and any disruptions, delays or other events impacting the business of the third-party logistics providers may have a significant impact on our business, including our ability to timely fulfill orders. If we continue to encounter problems with our distribution system, our ability to meet customer and consumer expectations, manage inventory, complete sales and achieve operating efficiencies may be adversely affected.
•Macroeconomic pressures in the U.S. and the global economy such as changes in tariff regimes, inflation, interest rates, energy prices and recession fears are creating a complex and challenging retail environment for us and our customers. These pressures are weighing on consumer sentiment and may cause consumers to reduce or reallocate discretionary spending. These trends historically have impacted and may impact our future financial results, affecting demand for our products, revenue, margins and net income.
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
•Tax legislation continues to evolve globally with new laws and regulations that create uncertainty, including an agreement reached by the Organization for Economic Cooperation and Development among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two, and the One Big Beautiful Bill Act (“OBBBA”) enacted by U.S. Congress. Pillar Two could adversely impact our effective tax rates, tax liability and cash taxes in 2026 and future years. We do not expect the OBBBA to have a material impact to our financial results.
•There has been increased focus from our stakeholders, including consumers, employees, investors, regulatory organizations and legislatures on corporate environmental, social, and governance practices, including corporate practices related to the causes and impacts of climate change and corporate statements, practices or products related to a variety of social issues. We expect that stakeholder expectations and actions with respect to these practices and issues and regulatory requirements will continue to evolve rapidly, which may impact our reputation and financial results.
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
Seasonality of Sales
We typically achieve our largest quarterly revenues in the fourth quarter. In fiscal year 2025, our net revenues in the first, second, third and fourth quarters represented 24%, 23%, 25%, and 28%, respectively, of our total net revenues for the year.
Our Third Quarter 2026 Results
•Net revenues. Consolidated net revenues increased 4.3% on a reported basis and 4.5% on an organic net revenues basis compared to the third quarter of 2025 reflecting net revenue growth driven by our wholesale channel and our DTC channel in Asia.
•Net income from continuing operations. Compared to the third quarter of 2025, consolidated net income from continuing operations increased to $168.6 million from $122.0 million. The increase was primarily driven by higher gross profit, which included a benefit of $78.6 million related to IEEPA tariff refunds. This was partially offset by higher selling, general and administrative expenses (“SG&A”). Net income margin from continuing operations was 10.5%, up from 7.9% in the third quarter of 2025. Operating margin was 13.8%, up from 10.8% in the third quarter of 2025. Net tariff refunds contributed 490 basis points of operating margin expansion.
•Adjusted EBIT. Compared to the third quarter of 2025, Adjusted EBIT increased 36.4% to $248.7 million from $182.3 million primarily driven by higher gross profit, partially offset by higher SG&A. Adjusted EBIT margin was 15.5%, 370 basis points higher than the third quarter of 2025 on a reported basis, and 380 basis points higher on a constant-currency basis. Net tariff refunds contributed 490 basis points of Adjusted EBIT margin expansion.
•Adjusted net income. Compared to the third quarter of 2025, Adjusted net income increased to $188.9 million from $135.7 million due to higher Adjusted EBIT described above.
•Diluted earnings per share from continuing operations. Compared to the third quarter of 2025, diluted earnings per share from continuing operations increased to $0.43 from $0.31, mainly due to the higher Net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the third quarter of 2025, Adjusted diluted earnings per share increased to $0.48 from $0.34, mainly due to the higher Adjusted net income described above. Currency translation unfavorably affected Adjusted diluted earnings per share by $0.01.
Our Year-to-Date 2026 Results
•Net revenues. Consolidated net revenues increased 8.8% on a reported basis and 6.5% on an organic net revenues basis compared to the first nine months of 2025. Net revenues grew across all regions and in both our DTC and wholesale channels.
•Net income from continuing operations. Compared to the first nine months of 2025, consolidated net income from continuing operations increased to $440.5 million from $341.8 million, primarily due to higher gross profit, which included a benefit of $80.7 million related to IEEPA tariff refunds, and a legal settlement gain, partially offset by higher SG&A and higher income taxes. Operating margin was 11.1% compared to 10.3% in the first nine months of 2025. Net tariff refunds contributed 170 basis points of operating margin expansion.
•Adjusted EBIT. Compared to the first nine months of 2025, Adjusted EBIT increased 20.2% to $607.7 million from $505.6 million, primarily due to higher gross profit, partially offset by higher SG&A. Adjusted EBIT margin was 12.4%, up from 11.2% from the first nine months of 2025 on a reported basis and 100 basis points higher on a constant-currency basis. Net tariff refunds contributed 170 basis points of Adjusted EBIT margin expansion.
•Adjusted net income. Compared to the first nine months of 2025, Adjusted net income increased 24.4% to $465.4 million from $374.2 million, primarily due to higher Adjusted EBIT described above, partially offset by higher income taxes in the current year.
•Diluted earnings per share from continuing operations. Compared to the first nine months of 2025, diluted earnings per share increased to $1.12 from $0.86, mainly due to higher net income from continuing operations described above.
•Adjusted diluted earnings per share. Compared to the first nine months of 2025, Adjusted diluted earnings per share increased to $1.19 from $0.94, due to higher Adjusted net income described above. Currency translation favorably affected Adjusted diluted earnings per share by $0.01.

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

Results of Operations
The following table summarizes, for the periods indicated, our consolidated statements of income, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026 % of Net Revenues	August 31, 2025 % of Net Revenues	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026 % of Net Revenues	August 31, 2025 % of Net Revenues

	(Dollars and shares in millions, except per share amounts)
Net revenues	$1,609.7	$1,543.4	4.3%	100.0%	100.0%	$4,914.2	$4,516.2	8.8%	100.0%	100.0%
Cost of goods sold	543.9	591.8	(8.1)%	33.8%	38.3%	1,791.0	1,711.2	4.7%	36.4%	37.9%
Gross profit	1,065.8	951.6	12.0%	66.2%	61.7%	3,123.2	2,805.0	11.3%	63.6%	62.1%
Selling, general and administrative expenses	835.9	775.6	7.8%	51.9%	50.3%	2,551.0	2,315.9	10.2%	51.9%	51.3%
Restructuring charges, net	7.6	8.6	(11.6)%	0.5%	0.6%	29.0	22.1	31.2%	0.6%	0.5%
Operating income	222.3	167.4	32.8%	13.8%	10.8%	543.2	467.0	16.3%	11.1%	10.3%
Interest expense	(12.9)	(12.5)	3.2%	(0.8)%	(0.8)%	(38.9)	(35.2)	10.5%	(0.8)%	(0.8)%
Other income (expense), net	10.7	1.3	*	0.7%	0.1%	66.2	3.5	*	1.3%	0.1%
Income from continuing operations before income taxes	220.1	156.2	40.9%	13.7%	10.1%	570.5	435.3	31.1%	11.6%	9.6%
Income tax expense	51.5	34.2	50.6%	3.2%	2.2%	130.0	93.5	39.0%	2.6%	2.1%
Net income from continuing operations	168.6	122.0	38.2%	10.5%	7.9%	440.5	341.8	28.9%	9.0%	7.6%
Net income (loss) from discontinued operations, net of taxes	—	96.1	(100.0)%	—%	6.2%	(8.8)	78.3	(111.2)%	(0.2)%	1.7%
Net income	$168.6	$218.1	(22.7)%	10.5%	14.1%	$431.7	$420.1	2.8%	8.8%	9.3%
Earnings (loss) per common share:
Continuing operations - Basic	$0.44	$0.31	41.9%	*	*	$1.13	$0.87	29.9%	*	*
Discontinued operations - Basic	—	0.24	*	*	*	(0.02)	0.19	*	*	*
Net income - Basic	$0.44	$0.55	(20.0)%	*	*	$1.11	$1.06	4.7%	*	*

Continuing operations - Diluted	$0.43	$0.31	38.7%	*	*	$1.12	$0.86	30.2%	*	*
Discontinued operations - Diluted	—	0.24	*	*	*	(0.02)	0.19	*	*	*
Net income - Diluted	$0.43	$0.55	(21.8)%	*	*	$1.10	$1.05	4.8%	*	*
Weighted-average common shares outstanding (in millions):
Basic	386.1	395.7	(2.4)%	*	*	387.6	396.6	(2.3)%	*	*
Diluted	390.6	399.5	(2.2)%	*	*	392.1	400.4	(2.1)%	*	*
_____________
* Not meaningful

Net revenues
The following table presents net revenues for the periods indicated and the changes in net revenues on both reported and organic net revenues basis from period to period.

	Three Months Ended				Nine Months Ended
			% Increase (Decrease)				% Increase (Decrease)
	August 30, 2026	August 31, 2025	As Reported	Organic Net Revenues	August 30, 2026	August 31, 2025	As Reported	Organic Net Revenues

	(Dollars in millions)
Net revenues:
Levi’s Brands:
Americas	$838.8	$806.4	4.0%	2.5%	$2,510.0	$2,337.8	7.4%	5.4%
Europe	442.1	426.3	3.7%	4.7%	1,358.3	1,229.9	10.4%	4.7%
Asia	292.8	277.7	5.4%	9.6%	924.0	843.5	9.5%	11.4%
Total Levi’s Brands net revenues	1,573.7	1,510.4	4.2%	4.4%	4,792.3	4,411.2	8.6%	6.3%
Beyond Yoga®	36.0	33.0	9.1%	9.1%	121.9	105.0	16.1%	16.1%
Total net revenues	$1,609.7	$1,543.4	4.3%	4.5%	$4,914.2	$4,516.2	8.8%	6.5%

Net revenues by channel:
Wholesale	$882.3	$832.2	6.0%	6.3%	$2,481.7	$2,301.4	7.8%	6.0%
DTC	727.4	711.2	2.3%	2.3%	2,432.5	2,214.8	9.8%	7.1%
Total net revenues	$1,609.7	$1,543.4	4.3%	4.5%	$4,914.2	$4,516.2	8.8%	6.5%

Levi’s Brands net revenues:
Levi’s®	$1,506.8	$1,450.8	3.9%	4.0%	$4,602.4	$4,236.4	8.6%	6.1%
Levi Strauss SignatureTM	66.9	59.6	12.2%	12.6%	189.9	172.5	10.1%	9.9%
Denizen® (1)	—	—	*	*	—	2.3	(100.0)%	*
Total Levi’s Brands net revenues	$1,573.7	$1,510.4	4.2%	4.4%	$4,792.3	$4,411.2	8.6%	6.3%
______________
(1)The wind down of Denizen® brand operations was substantially complete as of March 2, 2025.
* Not meaningful

Total net revenues increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 30, 2026, as compared to the same periods in 2025. Currency translation had an unfavorable impact on total net revenues of approximately $3 million and a favorable impact of approximately $100 million for the three-month and nine-month periods ended August 30, 2026, respectively.
Americas.    Currency translation had a favorable impact on net revenues of approximately $12 million and approximately $46 million for the three-month and nine-month periods ended August 30, 2026, respectively. Net revenues in the Americas increased for the three-month and nine-month periods ended August 30, 2026 on both a reported and organic net revenues basis compared to the prior-year periods.
For the three-month period ended August 30, 2026, DTC revenues increased slightly due to store expansion and growth in e-commerce which were largely offset by slower traffic in our company-operated stores. Wholesale revenues increased due to price increases partially offset by a slight decrease in volume. For the nine-month period ended August 30, 2026, DTC revenues increased from store expansion and performance and growth in e-commerce due to higher demand. We benefited from 42 more company-operated stores in operation in Americas as of August 30, 2026 as compared to August 31, 2025. Wholesale revenues increased primarily from higher volumes and price increases.
Europe.    Currency translation had an unfavorable impact on net revenues of approximately $4 million and a favorable impact of approximately $67 million for the three-month and nine-month periods ended August 30, 2026, respectively. Net revenues in Europe increased on a reported basis and organic basis compared to the prior-year periods.
For the three-month period ended August 30, 2026, DTC revenues decreased primarily due to lower store performance driven by softer traffic, and wholesale revenues increased due to higher volumes. For the nine-month period ended August 30,

2026, DTC revenues increased primarily due to higher e-commerce revenues and higher store performance, and wholesale revenues increased primarily due to higher volumes compared to the prior year period.
Asia.    Currency translation had an unfavorable impact on net revenues of approximately $11 million and approximately $14 million for the three-month and nine-month periods ended August 30, 2026, respectively. Net revenues in Asia increased for the three-month and nine-month periods ended August 30, 2026 compared to the relevant prior year period on both a reported and organic net revenues basis and in both our DTC and wholesale channels.
For the three-month period ended August 30, 2026 the increase in DTC revenues was primarily due to store performance and expansion in our company-operated stores, and higher e-commerce revenues primarily due to higher demand. The increase in wholesale revenues was primarily due to price increases. For the nine-month period ended August 30, 2026, the increase in DTC revenues was primarily due to store performance and store expansion. We benefited from 16 more company-operated stores in operation in Asia as of August 30, 2026 as compared to August 31, 2025. The increase in wholesale revenues was primarily due to an increase in units sold.
Beyond Yoga®.    Net revenues in Beyond Yoga® increased on a reported and organic net revenues basis for the three-month period ended August 30, 2026 due primarily to store expansion and for the nine-month period ended August 30, 2026 primarily due to growth in e-commerce net revenues, reflecting higher demand, and store expansion. Beyond Yoga benefited from six more company-operated stores in operation as of August 30, 2026 as compared to August 31, 2025. Currency translation did not have an impact on net revenues.
Net revenues by channel
Wholesale.    Currency translation had an unfavorable impact on net revenues of approximately $2 million and a favorable impact of approximately $43 million for the three-month and nine-month periods ended August 30, 2026, respectively. Net revenues in our wholesale channel increased for the three-month period ended August 30, 2026 compared with the prior-year period on a reported and organic net revenues basis primarily due to price increases and higher volumes and increased for the nine-month period ended August 30, 2026 primarily due to higher volumes.
DTC (Direct to Consumer).    Currency translation did not have a significant impact and had a favorable impact on net revenues of approximately $57 million for the three-month and nine-month periods ended August 30, 2026, respectively. Net revenues in our DTC channel increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 30, 2026. For the three-month period ended August 30, 2026 DTC revenue increased primarily due to higher e-commerce revenues and store expansion, partially offset by lower store performance driven by softer traffic. For the nine-month period ended August 30, 2026 DTC revenue increased primarily due to higher e-commerce revenues, store expansion and store performance. For the three-month and nine-month periods ended August 30, 2026 net revenues from e-commerce on a reported basis grew 10% and 17%, respectively. As a percentage of net revenues on a reported basis for the three-month and nine-month periods ended August 30, 2026 DTC comprised 45% and 49% of total net revenues, respectively.
Levi’s Brands net revenues
Levi’s®. Currency translation had an unfavorable impact on net revenues of approximately $3 million and a favorable impact of approximately $99 million for the three-month and nine-month periods ended August 30, 2026, respectively. Net revenues for the Levi’s® brand increased on both a reported and organic net revenues basis for the three-month and nine-month periods ended August 30, 2026. For the three-month period ended August 30, 2026 Levi’s Brands revenues increased due to higher revenues in our wholesale channel, primarily due to price increases, and higher revenues in our DTC channel, primarily due to higher e-commerce revenues and store expansion. For the nine-month period ended August 30, 2026 Levi’s Brands revenues increased due to higher revenue in our DTC channel, primarily due to higher e-commerce revenues, store expansion, and store performance, and higher revenues in our wholesale channel primarily due to higher volumes and price increases.
Levi Strauss Signature™. Currency translation did not have a significant impact on net revenues for the three-month and nine-month periods ended August 30, 2026. Net revenues for the Levi Strauss Signature™ brand increased on both a reported and organic net revenues basis due primarily to price increases for the three-month period ended August 30, 2026 and due to price increases and more units sold for the nine-month period ended August 30, 2026.

Gross profit
The following table shows consolidated gross profit and gross margin for the periods indicated and the changes in these items from period to period:

	Three Months Ended			Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	% Increase (Decrease)

	(Dollars in millions)
Net revenues	$1,609.7	$1,543.4	4.3%	$4,914.2	$4,516.2	8.8%
Cost of goods sold	543.9	591.8	(8.1)%	1,791.0	1,711.2	4.7%
Gross profit	$1,065.8	$951.6	12.0%	$3,123.2	$2,805.0	11.3%
Gross margin	66.2%	61.7%		63.6%	62.1%

Currency translation had an unfavorable impact on gross profit of approximately $2 million and a favorable impact of approximately $64 million for the three-month and nine-month periods ended August 30, 2026, respectively. For the three-month period ended August 30, 2026, the increase in gross margin includes the IEEPA tariff refund benefit of $78.6 million, which drove 490 basis points of gross margin expansion, as well as the favorable impact of lower product costs. This was partially offset by approximately 70 basis points of unfavorable currency exchange fluctuations, including transaction impacts.

For the nine-month period ended August 30, 2026, the increase in gross margin includes the IEEPA tariff refund benefit of $80.7 million, which drove 170 basis points of gross margin expansion, as well as the favorable impacts of pricing actions and lower product costs. This was partially offset by the unfavorable impact of tariffs and approximately 20 basis points of unfavorable currency exchange fluctuations, including transaction impacts.
Selling, general and administrative expenses
The following table shows SG&A for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended					Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025
				% of Net Revenues	% of Net Revenues				% of Net Revenues	% of Net Revenues

	(Dollars in millions)
Selling	$359.4	$336.3	6.9%	22.3%	21.8%	$1,103.2	$992.9	11.1%	22.4%	22.0%
Advertising and promotion	109.4	98.5	11.1%	6.8%	6.4%	351.1	306.4	14.6%	7.1%	6.8%
Distribution	121.4	108.5	11.9%	7.5%	7.0%	361.3	331.2	9.1%	7.4%	7.3%
Other	245.7	232.3	5.8%	15.3%	15.1%	735.4	685.4	7.3%	15.0%	15.2%
Total SG&A	$835.9	$775.6	7.8%	51.9%	50.3%	$2,551.0	$2,315.9	10.2%	51.9%	51.3%

Currency translation did not have a significant impact and had an unfavorable impact on SG&A of approximately $43 million for the three-month and nine-month periods ended August 30, 2026, respectively.
Selling.   Currency translation did not have a significant impact and had an unfavorable impact on selling expenses of approximately $25 million for the three-month and nine-month periods ended August 30, 2026, respectively. Excluding the effects of currency, selling expenses increased for the three-month and nine-month periods ended August 30, 2026 primarily due to higher DTC store expenses in the current year as compared to the prior-year periods, including from store expansion. For the three-month period ended August 30, 2026 selling expenses as a percent of revenue increased compared to the prior-year period in part due to lower revenues in our company-operated stores due to slower traffic.
Advertising and promotion.   Currency translation did not have a significant impact and had an unfavorable impact on advertising and promotion expenses of approximately $5 million for the three-month and nine-month periods ended August 30, 2026, respectively. Excluding the effects of currency, the increases in advertising and promotion expenses for the three-month and nine-month periods ended August 30, 2026 were primarily due to increased media spending. Advertising and promotion expenses for the nine-month period ended August 30, 2026 included increased spending related to the launch of the Behind Every Original campaign, including a commercial during Super Bowl LX which was held at Levi’s® Stadium.
Distribution.   Currency translation did not have a significant impact and had an unfavorable impact on distribution expenses of approximately $7 million for the three-month and nine-month periods ended August 30, 2026, respectively. Excluding the effects of currency, the increase in distribution expenses was primarily due to increased volume and higher rates, partially offset during the nine-month period ended August 30, 2026 by the impact of owned and operated distribution center closures in the prior year.
Other.   Other expenses include functional administrative and organization costs, information resources, and marketing organization costs. Currency translation did not have a significant impact and had an unfavorable impact on other expenses of approximately $6 million for the three-month and nine-month periods ended August 30, 2026, respectively. The increase in other SG&A for the three-month period ended August 30, 2026 included higher restructuring-related consulting fees and higher technology costs. The increase in other SG&A for the nine-month period ended August 30, 2026 included the impact of higher technology costs, higher restructuring-related consulting fees and attorney fees of $10.0 million related to a gain on legal settlement, partially offset by a decrease in incentive compensation.
Restructuring charges, net
During the three-month and nine-month periods ended August 30, 2026 we recognized restructuring charges of $7.6 million and $29.0 million, respectively, consisting primarily of severance and other post-employment benefit charges, asset impairments related to certain discontinued technology projects and contract terminations. During the three-month and nine-month periods ended August 31, 2025 we recognized restructuring charges of $8.6 million and $22.1 million, respectively, in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefit charges, asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by a gain on sale of a previously closed distribution center.

Operating income
The following table shows operating income, restructuring charges and corporate expenses for the periods indicated, the changes in these items from period to period and these items expressed as a percentage of net revenues:

	Three Months Ended							Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026		August 31, 2025		August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026		August 31, 2025
				% of Net Revenues		% of Net Revenues					% of Net Revenues		% of Net Revenues

	(Dollars in millions)
Operating income:
Levi’s Brands:
Americas	$250.9	$189.3	32.5%	29.9%		23.5%		$578.2	$512.3	12.9%	23.0%		21.9%
Europe	100.8	91.0	10.8%	22.8%		21.3%		318.8	262.8	21.3%	23.5%		21.4%
Asia	41.6	33.4	24.6%	14.2%		12.0%		154.5	120.9	27.8%	16.7%		14.3%
Total Levi’s Brands operating income	393.3	313.7	25.4%	25.0%		20.8%		1,051.5	896.0	17.4%	21.9%		20.3%
Beyond Yoga® operating income (loss)	(5.3)	(4.8)	(10.4)%	(14.7)%		(14.6)%		(8.5)	(12.3)	30.9%	(7.0)%		(11.7)%
Restructuring charges, net	(7.6)	(8.6)	11.6%	(0.5)%	❖	(0.6)%	❖	(29.0)	(22.1)	(31.2)%	(0.6)%	❖	(0.5)%	❖
Corporate expenses	(158.1)	(132.9)	(19.0)%	(9.8)%	❖	(8.6)%	❖	(470.8)	(394.6)	(19.3)%	(9.6)%	❖	(8.7)%	❖
Total operating income	$222.3	$167.4	32.8%	13.8%	❖	10.8%	❖	$543.2	$467.0	16.3%	11.1%	❖	10.3%	❖
Operating margin	13.8%	10.8%						11.1%	10.3%
______________
 ❖ Percentage of consolidated net revenues
Currency translation did not have a significant impact and had a favorable impact on total operating income of approximately $21 million for the three-month and nine-month periods ended August 30, 2026, respectively.

Levi’s Brands operating income.
•Americas.  Currency translation had a favorable impact on operating income in the segment of approximately $3 million and approximately $7 million for the three-month and nine-month periods ended August 30, 2026, respectively. Excluding the effects of currency, the increase in operating income for the three-month period ended August 30, 2026 was due primarily to higher gross margins, which included IEEPA tariff refunds, and higher revenues, which were partially offset by higher SG&A, which increased as a percent of revenues. The increase in operating income for the nine-month period ended August 30, 2026 was due primarily to higher revenues and higher gross margins, which included IEEPA tariff refunds, partially offset by higher SG&A, which increased as a percent of revenues.
•Europe.   Currency translation did not have a significant impact and had a favorable impact on operating income in the segment of approximately $20 million for the three-month and nine-month periods ended August 30, 2026, respectively. Excluding the effects of currency, the increases in operating income for the three-month and nine-month periods ended August 30, 2026 compared with the prior-year periods were due primarily to higher revenues and higher gross margins partially offset by higher SG&A, which increased as a percent of revenues.
•Asia.   Currency translation had an unfavorable impact on operating income in the segment of approximately $3 million and approximately $4 million for the three-month and nine-month periods ended August 30, 2026, respectively. Excluding the effects of currency, operating income increased for the three-month and nine-month periods ended August 30, 2026 due to increases in revenues and gross margins, partially offset by higher SG&A, which decreased as a percent of revenues.
Beyond Yoga® operating loss. Currency translation did not have a significant impact on operating income in the segment for the three-month and nine-month periods ended August 30, 2026. The increase in operating losses for the three-month period ended August 30, 2026 was due to higher SG&A, partially offset by higher revenues. The decrease in operating losses for the nine-month period ended August 30, 2026 as compared to the prior year period was due to higher revenues partially offset by higher SG&A, which decreased as a percent of revenues. Operating losses during the three-month and nine-month periods ended August 30, 2026 benefited from $1.6 million and $3.1 million of IEEPA tariff refunds, respectively.
Restructuring charges, net. Restructuring charges, net currency translation did not have a significant impact on operating income for the three-month and nine-month periods ended August 30, 2026. During the three-month and nine-month periods ended August 30, 2026 we recognized restructuring charges of $7.6 million and $29.0 million, respectively, consisting primarily of severance and other post-employment benefit charges, asset impairments related to certain discontinued technology projects and contract terminations. During the three-month and nine-month periods ended August 31, 2025 we recognized restructuring charges of $8.6 million and $22.1 million, respectively, in connection with Project Fuel, a multi-year global productivity initiative that was substantially complete as of November 30, 2025, consisting primarily of severance and other post-employment benefit charges and asset impairments and contract terminations in connection with closures of distribution centers which were largely offset by a gain on sale of a previously closed distribution center.
Corporate expenses.   Corporate expenses represent costs that management does not attribute to any of our operating segments. Included in corporate expenses are other corporate staff costs and costs associated with our global inventory sourcing organization, which are reported as a component of consolidated gross margin. Corporate expenses currency translation did not have a significant impact on operating income for the three-month and nine-month periods ended August 30, 2026.
The increase in corporate expenses for the three-month period ended August 30, 2026 compared to the prior year period included higher restructuring-related consulting fees, higher technology costs and higher global sourcing costs. The increase in corporate expenses for the nine-month period ended August 30, 2026 compared to the prior-year period included higher global sourcing costs, higher technology costs, higher restructuring-related consulting fees and the impact of attorney fees related to a gain on legal settlement of $10.0 million, partially offset by a decrease in incentive compensation.
Interest expense
Interest expense was $12.9 million and $38.9 million for the three-month and nine-month periods ended August 30, 2026, respectively, as compared to $12.5 million and $35.2 million in the prior-year periods. Our weighted-average interest rates on average borrowings outstanding during the three-month and nine-month periods ended August 30, 2026 were 4.69% and 4.66%, respectively, as compared to 4.43% and 4.32% during the comparable periods in 2025.
Other income (expense), net
For the three-month and nine-month periods ended August 30, 2026, we recorded other income of $10.7 million and $66.2 million, respectively, as compared to other income of $1.3 million and $3.5 million in the prior-year periods. Other income for the three-month period ended August 30, 2026 included the recognition of foreign exchange management gains of $2.3 million and foreign currency transaction losses of $0.6 million, compared to foreign exchange management gains of $11.0 million and foreign currency transaction losses of $11.1 million in the prior-year period. The increase in other income for the nine-month period ended August 30, 2026 was primarily due to the recognition of a legal settlement gain of $33.0 million, foreign exchange management gains of $16.5 million and foreign currency transaction losses of $7.2 million, compared to foreign exchange management gains of $41.0 million and foreign currency transaction losses of $48.6 million in the prior year period. Interest income received from IEEPA tariff refunds of $4.7 million is included in Other income (expense), net for the three-month and nine-month periods ended August 30, 2026.
Income tax expense (benefit)
Our effective income tax rate was 23.4% for the three-month period ended August 30, 2026, compared to 21.9% for the same prior-year period. Our effective income tax rate was 22.8% for the nine-month period ended August 30, 2026, compared to 21.5% for the same prior-year period. The increases in the effective income tax rate for the three-month and nine-month periods ended August 30, 2026 were primarily due to a lower foreign-derived intangible income benefit compared with the prior-year periods.
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
As of August 30, 2026, we did not have any borrowings under the Credit Facility. Unused availability under the facility was $696.7 million, and our total availability of $715.8 million (based on collateral levels as defined by the agreement less outstanding borrowings under the Credit Facility) was reduced by $19.1 million from other credit-related instruments. We also had cash and cash equivalents totaling approximately $641.4 million and short-term investments of $137.9 million resulting in a total liquidity position (unused availability and cash and cash equivalents and short-term investments) of approximately $1.5 billion. Of our $641.4 million in cash and cash equivalents, approximately $382.0 million was held by foreign subsidiaries.
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
On January 30, 2026, we entered into an accelerated share repurchase transaction with a third-party financial institution (the “2026 ASR Agreement”) to repurchase an aggregate of $200.0 million of our Class A common stock as part of our share repurchase program. At inception, we made an initial payment of $200.0 million and received and immediately retired 7.8 million shares of our Class A common stock, representing 80% of the dollar amount of the transaction, which had an aggregate cost of $160.0 million based on the January 29, 2026 closing share price. The Company settled the 2026 ASR Agreement in the third quarter of 2026 and received and immediately retired an additional 1.6 million shares. The average price paid per share over the transaction’s term was $21.32. The transaction was recorded as a reduction of retained earnings of $194.0 million and a reduction of additional paid-in-capital of $6.0 million. We used a portion of the net proceeds from the sale of Dockers® remaining operations to fund the upfront payment due under the 2026 ASR Agreement. See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report for additional information.
In October 2026, a cash dividend of $0.16 per share was declared to holders of record of our Class A and Class B common stock at the close of business on October 21, 2026. The cash dividend will be payable on November 4, 2026, for a total quarterly dividend of approximately $61 million.
Cash flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	August 30, 2026	August 31, 2025

	(Dollars in millions)
Cash provided by operating activities	$585.2	$262.8
Cash used for investing activities	(294.6)	(9.7)
Cash used for financing activities	(405.6)	(337.1)
Cash and cash equivalents at period end	641.4	612.8
Cash flows from operating activities
Cash provided by operating activities was $585.2 million for the nine-month period ended August 30, 2026, as compared to $262.8 million for the comparable period in 2025. The increase in cash provided by operating activities was primarily driven by higher collections of receivables and lower spending on inventory, partially offset by higher spending in SG&A and higher taxes paid. Cash flows from operating activities for the nine-month period ended August 30, 2026 also included IEEPA tariff refunds received of $57.1 million.
Cash flows from investing activities
Cash used for investing activities was $294.6 million for the nine-month period ended August 30, 2026, as compared to $9.7 million for the comparable period in 2025. The increase in net cash used for investing activities was primarily due to higher foreign exchange contract settlements in 2026, and lower proceeds of $96.3 million from the divestiture of Dockers® international business in 2026 compared with proceeds of $194.7 million from the divestiture of Dockers® U.S and Canada business in 2025, partially offset by higher proceeds from sale of short-term investments in 2026.
Cash flows from financing activities
Cash used for financing activities was $405.6 million for the nine-month period ended August 30, 2026, as compared to $337.1 million for the comparable period in 2025. Cash used in 2026 primarily reflects an accelerated share repurchase of $200.0 million, dividend payments of $169.3 million, and tax withholdings on equity awards of $34.5 million. Cash used in 2025 primarily reflects dividend payments of $158.2 million, accelerated share repurchase of $120.0 million, common stock repurchases of $30.5 million, and tax withholdings on equity awards of $20.9 million.

Indebtedness
The borrower of substantially all of our debt is Levi Strauss & Co., the parent and U.S. operating company. Of our total debt of $1.0 billion as of August 30, 2026, 100% was fixed-rate debt. As of August 30, 2026, our required aggregate debt principal payments on our unsecured long-term debt were $1.1 billion, with payments starting in 2030. There were no short-term borrowings as of August 30, 2026.
Our long-term debt agreements contain customary covenants restricting our activities as well as those of our subsidiaries. We were in compliance with all of these covenants as of August 30, 2026.

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

Most comparable GAAP measure	Non-GAAP measure	Non-GAAP measure definition
Selling, general and administrative expenses (“SG&A”)	Adjusted SG&A	SG&A excluding goodwill impairment charges and restructuring related charges and other, net
SG&A margin	Adjusted SG&A margin	Adjusted SG&A as a percentage of net revenues
Net income from continuing operations	Adjusted EBIT	Net income from continuing operations excluding income tax expense, interest expense, other income (expense), net, goodwill impairment charges, restructuring charges, net, and restructuring related charges and other, net
Net income margin from continuing operations	Adjusted EBIT margin	Adjusted EBIT as a percentage of net revenues
Net income from continuing operations	Adjusted EBITDA	Adjusted EBIT excluding depreciation and amortization expense
Net income from continuing operations	Adjusted net income
Net income from continuing operations excluding goodwill impairment charges, restructuring charges, net, restructuring related charges and other, net, loss on early extinguishment of debt, and gain on legal settlement, adjusted to give effect to the income tax impact of such adjustments

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

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Selling, general and administrative expenses	$835.9	$775.6	$2,551.0	$2,315.9

Non-GAAP measure:
Selling, general and administrative expenses	$835.9	$775.6	$2,551.0	$2,315.9
Goodwill impairment charges(1)	—	—	—	(2.5)
Restructuring related charges and other, net(2)	(18.8)	(6.3)	(35.5)	(14.0)
Adjusted SG&A	$817.1	$769.3	$2,515.5	$2,299.4

SG&A margin	51.9%	50.3%	51.9%	51.3%
Adjusted SG&A margin	50.8%	49.8%	51.2%	50.9%
_____________

(1)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $14.1 million of consulting fees associated with our restructuring activities as well as distribution center transition costs and other expenses.
For the nine-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $16.8 million of consulting fees associated with our restructuring activities, $10.0 million of attorney fees related to a gain on legal settlements, as well as distribution center transition costs, legal claims, and other expenses.
For the three-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.
For the nine-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $11.8 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.

Adjusted EBIT and Adjusted EBITDA:
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBIT and Adjusted EBITDA for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$168.6	$122.0	$440.5	$341.8

Non-GAAP measure:
Net income from continuing operations	$168.6	$122.0	$440.5	$341.8
Income tax expense	51.5	34.2	130.0	93.5
Interest expense	12.9	12.5	38.9	35.2
Other (income) expense, net	(10.7)	(1.3)	(66.2)	(3.5)
Goodwill impairment charges(1)	—	—	—	2.5
Restructuring charges, net(2)	7.6	8.6	29.0	22.1
Restructuring related charges and other, net(3)	18.8	6.3	35.5	14.0
Adjusted EBIT	$248.7	$182.3	$607.7	$505.6
Depreciation and amortization	54.7	51.7	167.1	151.2
Adjusted EBITDA	$303.4	$234.0	$774.8	$656.8

Net income margin from continuing operations	10.5%	7.9%	9.0%	7.6%
Adjusted EBIT margin	15.5%	11.8%	12.4%	11.2%
_____________

(1)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended August 30, 2026, restructuring charges, net consists primarily of $5.5 million of asset impairment charges related to the decision to discontinue certain technology projects, as well as severance and post-employment benefit charges.
For the nine-month period ended August 30, 2026, restructuring charges, net consists primarily of $19.9 million of severance and post-employment benefit charges, $7.4 million of asset impairment charges related to the decision to discontinue certain technology projects, as well as contract termination costs.
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
(3)	For the three-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $14.1 million of consulting fees associated with our restructuring activities as well as distribution center transition costs and other expenses.
For the nine-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $16.8 million of consulting fees associated with our restructuring activities, $10.0 million of attorney fees related to a gain on legal settlements, as well as distribution center transition costs, legal claims, and other expenses.
For the three-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.
For the nine-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $11.8 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million.

Adjusted Net Income:

The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted net income for each of the periods presented.

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net income from continuing operations	$168.6	$122.0	$440.5	$341.8

Non-GAAP measure:
Net income from continuing operations	$168.6	$122.0	$440.5	$341.8
Goodwill impairment charges(1)	—	—	—	2.5
Restructuring charges, net(2)	7.6	8.6	29.0	22.1
Restructuring related charges and other, net(3)	19.0	7.4	36.2	15.1
Loss on early extinguishment of debt	—	1.5	—	1.5
Gain on legal settlement	—	—	(33.0)	—
Tax impact of adjustments(4)	(6.3)	(3.8)	(7.3)	(8.8)
Adjusted net income	$188.9	$135.7	$465.4	$374.2

Net income margin from continuing operations	10.5%	7.9%	9.0%	7.6%
Adjusted net income margin	11.7%	8.8%	9.5%	8.3%
_____________

(1)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended August 30, 2026, restructuring charges, net consists primarily of $5.5 million of asset impairment charges related to the decision to discontinue certain technology projects, as well as severance and post-employment benefit charges.
For the nine-month period ended August 30, 2026, restructuring charges, net consists primarily of $19.9 million of severance and post-employment benefit charges, $7.4 million of asset impairment charges related to the decision to discontinue certain technology projects, as well as contract termination costs.
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
(3)	For the three-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $14.1 million of consulting fees associated with our restructuring activities as well as distribution center transition costs and other expenses.
For the nine-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $16.8 million of consulting fees associated with our restructuring activities, $10.0 million of attorney fees related to a gain on legal settlements, as well as distribution center transition costs, legal claims, and other expenses.
For the three-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
For the nine-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $11.8 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
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

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Unaudited)
Most comparable GAAP measure:
Diluted earnings per share from continuing operations	$0.43	$0.31	$1.12	$0.86

Non-GAAP measure:
Diluted earnings per share from continuing operations	$0.43	$0.31	$1.12	$0.86
Goodwill impairment charges(1)	—	—	—	0.01
Restructuring charges, net(2)	0.02	0.02	0.08	0.06
Restructuring related charges and other, net(3)	0.05	0.02	0.09	0.04
Loss on early extinguishment of debt	—	—	—	—
Gain on legal settlement	—	—	(0.08)	—
Tax impact of adjustments(4)	(0.02)	(0.01)	(0.02)	(0.03)
Adjusted diluted earnings per share	$0.48	$0.34	$1.19	$0.94
_____________

(1)	For the nine-month period ended August 31, 2025, goodwill impairment charges includes the recognition of a $2.5 million goodwill impairment charge related to our business in Bolivia.
(2)	For the three-month period ended August 30, 2026, restructuring charges, net consists primarily of $5.5 million of asset impairment charges related to the decision to discontinue certain technology projects, as well as severance and post-employment benefit charges.
For the nine-month period ended August 30, 2026, restructuring charges, net consists primarily of $19.9 million of severance and post-employment benefit charges, $7.4 million of asset impairment charges related to the decision to discontinue certain technology projects, as well as contract termination costs.
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
(3)	For the three-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $14.1 million of consulting fees associated with our restructuring activities as well as distribution center transition costs and other expenses.
For the nine-month period ended August 30, 2026, restructuring related charges and other, net consists primarily of $16.8 million of consulting fees associated with our restructuring activities, $10.0 million of attorney fees related to a gain on legal settlements, as well as distribution center transition costs, legal claims, and other expenses.
For the three-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $4.3 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
For the nine-month period ended August 31, 2025, restructuring related charges and other, net primarily consists of $11.8 million of Project Fuel restructuring related costs which includes consulting costs, distribution center transition costs, and employee one-time incentives, as well as other costs including estimated legal settlements of $2.0 million. It additionally includes subrogation related to an insurance recovery of $1.1 million which was recorded within other income (expense).
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

	Three Months Ended		Nine Months Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

	(Dollars in millions)
	(Unaudited)
Most comparable GAAP measure:
Net cash provided by operating activities	$102.9	$24.8	$585.2	$262.8
Net cash used for investing activities	(243.1)	120.0	(294.6)	(9.7)
Net cash used for financing activities	(64.7)	(184.7)	(405.6)	(337.1)

Non-GAAP measure:
Net cash provided by operating activities	$102.9	$24.8	$585.2	$262.8
Purchases of property, plant and equipment	(58.6)	(64.2)	(157.9)	(170.3)
Adjusted free cash flow	$44.3	$(39.4)	$427.3	$92.5

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

Organic Net Revenues:
The table below sets forth the calculation of net revenues by segment on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,609.7	$1,543.4	4.3%	$4,914.2	$4,516.2	8.8%
Impact of foreign currency exchange rates	—	(2.7)		—	99.7
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues	$1,609.7	$1,540.7	4.5%	$4,914.2	$4,613.6	6.5%

Americas
As reported	$838.8	$806.4	4.0%	$2,510.0	$2,337.8	7.4%
Impact of foreign currency exchange rates	—	12.1		—	46.0
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues - Americas	$838.8	$818.5	2.5%	$2,510.0	$2,381.5	5.4%

Europe
As reported	$442.1	$426.3	3.7%	$1,358.3	$1,229.9	10.4%
Impact of foreign currency exchange rates	—	(4.2)		—	67.4
Organic net revenues - Europe	$442.1	$422.1	4.7%	$1,358.3	$1,297.3	4.7%

Asia
As reported	$292.8	$277.7	5.4%	$924.0	$843.5	9.5%
Impact of foreign currency exchange rates	—	(10.6)		—	(13.7)
Organic net revenues - Asia	$292.8	$267.1	9.6%	$924.0	$829.8	11.4%

Beyond Yoga®
As reported and organic net revenues - Beyond Yoga®	$36.0	$33.0	9.1%	$121.9	$105.0	16.1%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the nine months ended August 31, 2025.

The table below sets forth the calculation of net revenues by channel on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total net revenues(1)
As reported	$1,609.7	$1,543.4	4.3%	$4,914.2	$4,516.2	8.8%
Impact of foreign currency exchange rates	—	(2.7)		—	99.7
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues	$1,609.7	$1,540.7	4.5%	$4,914.2	$4,613.6	6.5%

Wholesale
As reported	$882.3	$832.2	6.0%	$2,481.7	$2,301.4	7.8%
Impact of foreign currency exchange rates	—	(2.5)		—	42.6
Net revenues from Denizen® wind down(2)	—	—		—	(2.3)
Organic net revenues - Wholesale	$882.3	$829.7	6.3%	$2,481.7	$2,341.7	6.0%

DTC
As reported	$727.4	$711.2	2.3%	$2,432.5	$2,214.8	9.8%
Impact of foreign currency exchange rates	—	(0.2)		—	57.1
Organic net revenues - DTC	$727.4	$711.0	2.3%	$2,432.5	$2,271.9	7.1%
_____________

(1)	These measures exclude the results of our Dockers® business, which is classified as discontinued operations.
(2)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the nine months ended August 31, 2025.

The table below sets forth the calculation of net revenues by brand on an organic net revenues basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Total Levi’s Brands net revenues
As reported	$1,573.7	$1,510.4	4.2%	$4,792.3	$4,411.2	8.6%
Impact of foreign currency exchange rates	—	(2.7)		—	99.7
Net revenues from Denizen® wind down(1)	—	—		—	(2.3)
Organic net revenues	$1,573.7	$1,507.7	4.4%	$4,792.3	$4,508.6	6.3%

Levi’s®
As reported	$1,506.8	$1,450.8	3.9%	$4,602.4	$4,236.4	8.6%
Impact of foreign currency exchange rates	—	(2.5)		—	99.4
Organic net revenues - Levi’s®	$1,506.8	$1,448.3	4.0%	$4,602.4	$4,335.8	6.1%

Levi Strauss SignatureTM
As reported	$66.9	$59.6	12.2%	$189.9	$172.5	10.1%
Impact of foreign currency exchange rates	—	(0.2)		—	0.3
Organic net revenues - Levi Strauss SignatureTM	$66.9	$59.4	12.6%	$189.9	$172.8	9.9%
_____________

(1)	Foreign currency did not significantly impact net revenues from Denizen® wind down for the nine months ended August 31, 2025.

Constant-Currency Adjusted EBIT and Constant-Currency Adjusted EBIT margin:
The table below sets forth the calculation of Adjusted EBIT and Adjusted EBIT margin on a constant-currency basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	% Increase (Decrease)

	(Dollars in millions)
	(Unaudited)
Adjusted EBIT(1)	$248.7	$182.3	36.4%	$607.7	$505.6	20.2%
Impact of foreign currency exchange rates	—	(1.6)	*	—	21.3	*
Constant-currency Adjusted EBIT	$248.7	$180.7	37.6%	$607.7	$526.9	15.3%

Adjusted EBIT margin	15.5%	11.8%	31.4%	12.4%	11.2%	10.7%
Impact of foreign currency exchange rates	—	(0.1)	*	—	0.2	*
Constant-currency Adjusted EBIT margin(2)	15.5%	11.7%	32.5%	12.4%	11.4%	8.8%
_____________

(1)	Adjusted EBIT is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted EBIT and Adjusted EBITDA table for more information.
(2)	We define constant-currency Adjusted EBIT margin as constant-currency Adjusted EBIT as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful
Constant-Currency Adjusted Net Income and Constant-Currency Adjusted Diluted Earnings per Share:
The table below sets forth the calculation of Adjusted net income and Adjusted diluted earnings per share on a constant-currency basis for each of the periods presented.

	Three Months Ended			Nine Months Ended
	August 30, 2026	August 31, 2025	% Increase (Decrease)	August 30, 2026	August 31, 2025	% Increase (Decrease)

	(Dollars in millions, except per share amounts)
	(Unaudited)
Adjusted net income(1)	$188.9	$135.7	39.2%	$465.4	$374.2	24.4%
Impact of foreign currency exchange rates	—	(2.0)	*	—	6.2	*
Constant-currency Adjusted net income	$188.9	$133.7	41.3%	$465.4	$380.4	22.3%
Constant-currency Adjusted net income margin(2)	11.7%	8.7%		9.5%	8.2%

Adjusted diluted earnings per share	$0.48	$0.34	41.2%	$1.19	$0.94	26.6%
Impact of foreign currency exchange rates	—	(0.01)	*	—	0.01	*
Constant-currency Adjusted diluted earnings per share	$0.48	$0.33	45.5%	$1.19	$0.95	25.3%
_____________

(1)	Adjusted net income is reconciled from net income from continuing operations which is the most comparable GAAP measure. Refer to Adjusted net income table for more information.
(2)	We define constant-currency Adjusted net income margin as constant-currency Adjusted net income as a percentage of constant-currency net revenues from continuing operations.
* Not meaningful

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
As of August 30, 2026, there had been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2025 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K, other than described below.
During the third quarters of both 2026 and 2025, as part of the Company’s annual review of the Beyond Yoga® reporting unit, the Company elected to perform a single step quantitative impairment test on the goodwill and indefinite lived trademark intangible assigned to the Beyond Yoga® reporting unit. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. Although the fair values of the Beyond Yoga® reporting unit and the indefinite lived trademark intangible exceeded their carrying values, the fair values of the Beyond Yoga® reporting unit were less than 10% over their carrying values in both 2026 and 2025 and the fair value of the indefinite lived trademark intangible was less than 10% over its carrying value in 2025. Determination of fair values is judgmental in nature and often involves the use of significant estimates and assumptions, which may include revenue growth rates, profit margins, operating expenses, capital expenditures, terminal value, a royalty rate and a discount rate. As our long-term strategies change, planned business performance expectations are not met over time, or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of the Beyond Yoga® reporting unit or the Beyond Yoga® indefinite-lived trademark intangible asset, or both might decline and lead to impairment charges in the future. Several factors could impact the Beyond Yoga® brand's ability to achieve expected future cash flows, including the success of retail store and international expansion, store and e-commerce productivity, the impact of promotional activity, continued economic volatility and potential operational challenges related to macroeconomic factors and other strategic initiatives to drive increased profitability.
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
These forward-looking statements include statements relating to our anticipated financial performance and business prospects, including debt reduction, currency values and financial impact and foreign exchange counterparty exposures, statements regarding our business strategy and other plans and objectives for our future operations, statements concerning the impacts of macroeconomic conditions and tariffs, statements relating to the impact of pending legal proceedings, adequate liquidity levels, dividends, share repurchases or other capital deployment initiatives and/or statements preceded by, followed by or that include the words "believe", "will", "will be", "will continue", "will likely result", "may", "predicts", "so we can", "when", "anticipate", "intend", "estimate", "expect", "project", "aim", "could", "plans", "seeks" and similar expressions. These forward-looking statements speak only as of the date stated, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control. These risks and uncertainties, including those disclosed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, and in our other filings with the Securities and Exchange Commission, could cause actual results to differ materially from those suggested by the forward-looking statements and include, without limitation:
•changes in general economic and financial conditions, inflationary pressures, tariff regimes, including ongoing uncertainty around U.S. tariffs and potential refunds, and any additional responsive non-U.S. tariffs or additional U.S. tariffs, and the resulting impact on the level of discretionary consumer spending for apparel and pricing trend fluctuations, and our ability to plan for and respond to the impact of those changes;
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
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 30, 2026. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of August 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes to our internal control over financial reporting for the quarterly period ended August 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The information contained under Note 10 “Commitments and Contingencies” in the Consolidated Financial Statements is incorporated herein by reference.

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(1)
June 1, 2026 - July 5, 2026	—	$—	—	$240,436,556
July 6, 2026 - August 2, 2026	—	—	—	240,436,556
August 3, 2026 - August 30, 2026	1,591,566	21.32	1,591,566	240,436,556
Total	1,591,566	$21.32	1,591,566
_________
(1)We maintain a share repurchase program authorized by the Board. Under this program, we may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. Share repurchase authority was $240.4 million as of September 30, 2026.

(2)During the first quarter of 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution (the “2026 ASR Agreement”) to repurchase an aggregate of $200.0 million of the Company’s Class A common stock as part of its share repurchase program. At inception, the Company made an initial payment of $200.0 million and received and immediately retired 7,789,679 shares of Class A common stock, representing 80% of the dollar amount of the transaction based on the January 29, 2026 closing share price. The Company settled the 2026 ASR Agreement in the third quarter of 2026 and received and immediately retired an additional 1,591,566 shares. The average price paid per share over the transaction’s term was $21.32.

Shares withheld related to the vesting or exercise of stock-based compensation awards are excluded from the disclosure.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
During the third quarter ended August 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date:	October 7, 2026		LEVI STRAUSS & CO.
(Registrant)

		By:	/s/ TIMOTHY J. DAVIS
Timothy J. Davis Senior Vice President and Global Controller
(Principal Accounting Officer and Duly Authorized Officer)